Form 10-Q
period 1995-03-31
ALLIED CAPITAL LENDING CORP
filed 1995-05-15
CIK 3906

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended MARCH 31, 1995                                            0-22832
      --------------                                     -----------------------


                       ALLIED CAPITAL LENDING CORPORATION
          ------------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                 52-1081052
- - - - - - - -----------------------                                 ------------------------
(State or jurisdiction of                                     (IRS Employer
incorporation or organization)                              Identification  No.)


                               1666 K STREET, N.W.
                                    SUITE 901
                             WASHINGTON, DC   20006
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                    --- -----  --  -----

On May 1, 1995 there were 4,373,490 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                 FORM 10-Q INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Financial Position as of March 31, 1995
          and December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . 1

          Statement of Operations - For the Three Months Ended
          March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . 2

          Statement of Changes in Net Assets - For the Three Months
          Ended March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . 3

          Notes to the Financial Statements. . . . . . . . . . . . . . . . . . 4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . 6

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 6

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . 6

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 6

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                         PART I - Financial Information
Item 1. Financial Statements

                       ALLIED CAPITAL LENDING CORPORATION
                         STATEMENT OF FINANCIAL POSITION
                     (in thousands, except number of shares)



                                                                March 31, 1995     December 31, 1994
                                                                --------------     -----------------
                                                                  (unaudited)
Assets

Investments at value:
  Loans receivable . . . . . . . . . . . . . . . . . . . .         $ 31,807            $ 32,771
Cash and cash equivalents. . . . . . . . . . . . . . . . .            1,434               1,297
Accrued interest receivable. . . . . . . . . . . . . . . .              607                 451
Excess servicing asset . . . . . . . . . . . . . . . . . .            2,956               2,700
Other assets . . . . . . . . . . . . . . . . . . . . . . .              133                 400
                                                                    -------             -------
        Total assets . . . . . . . . . . . . . . . . . . .         $ 36,937            $ 37,619
                                                                    -------             -------
                                                                    -------             -------

Liabilities

Notes payable. . . . . . . . . . . . . . . . . . . . . . .         $  2,395            $  3,130
Accounts payable and accrued expenses. . . . . . . . . . .            1,320               1,209
Investment advisory fee payable. . . . . . . . . . . . . .              225                 230
Dividends payable. . . . . . . . . . . . . . . . . . . . .              --                  262
                                                                    -------             -------
        Total liabilities. . . . . . . . . . . . . . . . .            3,940               4,831
                                                                    -------             -------

Commitments and Contingencies

Shareholders' Equity

Common stock, $0.0001 par value; 20,000,000 shares
  authorized; shares issued and outstanding at
  3/31/95 - 4,373,490; 12/31/94 - 4,370,400. . . . . . . .               --                  --
Capital in excess of par value . . . . . . . . . . . . . .           33,112              33,069
Net unrealized depreciation on investments . . . . . . . .             (223)               (164)
Undistributed (distributions in excess of) accumulated
  net realized earnings. . . . . . . . . . . . . . . . . .              108                (117)
                                                                    -------             -------
        Total shareholders' equity . . . . . . . . . . . .           32,997              32,788
                                                                    -------             -------
        Total liabilities and shareholders' equity . . . .         $ 36,937            $ 37,619
                                                                    -------             -------
                                                                    -------             -------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                For the Three Months Ended March 31,
                                                                ------------------------------------
                                                                       1995                 1994
                                                                ------------         -----------
                                                                 (unaudited)         (unaudited)
Investment income:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .         $  1,222            $    683
  Premium income . . . . . . . . . . . . . . . . . . . . .              605                 454
                                                                    -------             -------
    Total investment income. . . . . . . . . . . . . . . .            1,827               1,137
                                                                    -------             -------

Operating expenses:
  Investment advisory fee. . . . . . . . . . . . . . . . .              224                 180
  Legal and audit fees . . . . . . . . . . . . . . . . . .               38                  40
  Interest expense . . . . . . . . . . . . . . . . . . . .               74                  --
  Other operating expenses . . . . . . . . . . . . . . . .               97                  44
                                                                    -------             -------
    Total expenses . . . . . . . . . . . . . . . . . . . .              433                 264
                                                                    -------             -------

Net investment income. . . . . . . . . . . . . . . . . . .            1,394                 873
Net realized recoveries (losses) on investments. . . . . .               10                 (16)
                                                                    -------             -------

Net investment income before net unrealized
  depreciation . . . . . . . . . . . . . . . . . . . . . .            1,404                 857
Net unrealized depreciation on investments . . . . . . . .              (59)                 (1)
                                                                    -------             -------

Net increase in net assets resulting from operations . . .         $  1,345            $    856
                                                                    -------             -------
                                                                    -------             -------
Earnings per share . . . . . . . . . . . . . . . . . . . .         $   0.31            $   0.20
                                                                    -------             -------
                                                                    -------             -------

Weighted average number of shares and share
  equivalents outstanding. . . . . . . . . . . . . . . . .            4,370               4,368
                                                                    -------             -------
                                                                    -------             -------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)



                                                                For the Three Months Ended March 31,
                                                                ------------------------------------
                                                                        1995                1994
                                                                 -----------         -----------
                                                                 (unaudited)         (unaudited)
Increase in Net Assets Resulting from Operations:
  Net investment income. . . . . . . . . . . . . . . . . .         $  1,394            $    873
  Net realized recoveries (losses) on investments  . . . .               10                 (16)
  Net change in unrealized depreciation during the period.              (59)                 (1)
                                                                    -------             -------
                                                                      1,345                 856

Distributions to Shareholders. . . . . . . . . . . . . . .           (1,179)             (1,091)

Capital Share Transactions . . . . . . . . . . . . . . . .               43                 --
                                                                    -------             -------

Net Increase (Decrease) in Net Assets. . . . . . . . . . .              209                (235)

Net assets at beginning of period. . . . . . . . . . . . .           32,788              32,955
                                                                    -------             -------

Net assets at end of period. . . . . . . . . . . . . . . .         $ 32,997            $ 32,720
                                                                    -------             -------
                                                                    -------             -------

Net assets per share . . . . . . . . . . . . . . . . . . .         $   7.55            $   7.49
                                                                    -------             -------
                                                                    -------             -------

Shares outstanding at end of period. . . . . . . . . . . .            4,373               4,368
                                                                    -------             -------
                                                                    -------             -------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)


NOTE 1.   GENERAL:

               In the opinion of management, the accompanying unaudited financial statements of Allied Capital Lending Corporation (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and the results of operations, and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2.   DISTRIBUTIONS:

               The Company's Board of Directors declared a first quarter dividend equivalent to $0.27 per share that was payable on March 31, 1995 to shareholders of record on March 17, 1995. In connection with this dividend, the Company paid cash of $1,140,000 and distributed new shares of common stock with a value of $39,000 for a total dividend of $1,179,000.

NOTE 3.   COMMITMENTS AND CONTINGENCIES:

          Loans.   The Company had loan commitments outstanding of $53.8 million at March 31, 1995 to various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

               Total loans decreased from $32.8 million at December 31, 1994 to $31.8 million at March 31, 1995, or 2.9%. During the first quarter, the Company originated new loans of $8.9 million and sold participations to the secondary market of $12.1 million. Cash and cash equivalents remained relatively constant at March 31, 1995 as compared to December 31, 1994. Net assets increased from $32.8 million at December 31, 1994 to $33 million at March 31, 1995. This increase is due primarily to investment income before net unrealized depreciation for the three months ended March 31, 1995 that was in excess of the first quarter dividend declared by the Company's Board of Directors.

               The Company continues to explore additional financing sources for growth in its investment activity. At March 31, 1995, the Company had available lines of credit totalling $12.6 million.

          RESULTS OF OPERATIONS

               Net increase in net assets resulting from operations was $1,345,000 and $856,000 for the three months ended March 31, 1995 and 1994, respectively. The 1995 increase in net assets resulting from operations is the result of a net increase in loans of approximately $7 million from March 31, 1994, which had the effect of increasing interest income earned by the Company. The Company had $605,000 in gains from the sale of the guaranteed portion of SBA loans during the first quarter of 1995 as compared to $454,000 in the corresponding period in 1994. The Company incurred interest expense of $74,000 for the three months ended March 31, 1995 as compared to none for the prior corresponding period. This increase in interest expense is the result of the Company leveraging the portfolio. The investment advisory fee increased because of the higher rate the Company pays on invested assets as compared to interim investments and cash.

                           Part II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company is not a defendant in any material pending legal proceedings and no such material proceedings are known to be contemplated.

Item 2.   CHANGES IN SECURITIES

          No material changes have occurred in the securities of the Registrant.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits

          11   Statements of Computation of Earnings Per Share

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALLIED CAPITAL LENDING CORPORATION
                                   ----------------------------------
                                        (Registrant)



                                   /s/Jon A. DeLuca
                                   --------------------------------------------
Date:  May 12, 1995                Jon A. DeLuca
       --------------              Senior Vice President and
                                   Chief Financial Officer