Form 10-Q
period 1995-06-30
ALLIED CAPITAL LENDING CORP
filed 1995-08-14
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period                                Commission file number:
  ended JUNE 30, 1995                                           0-22832
        -------------                                        -------------


                      ALLIED CAPITAL LENDING CORPORATION
         ------------------------------------------------------------
            (exact name of Registrant as specified in its charter)


            MARYLAND                                           52-1081052
----------------------------------                     ------------------------
    (State or jurisdiction of                               (IRS Employer
  incorporation or organization)                         Identification No.)


                              1666 K STREET, N.W.
                                   SUITE 901
                             WASHINGTON, DC   20006
                 --------------------------------------------
                   (Address of principal executive offices)


      Registrant's telephone number, including area code:  (202) 331-1112
                                                           --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

     On August 11, 1995 there were 4,377,334 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Financial Position as of June 30,
           1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . .  1

           Consolidated Statement of Operations - For the Three and Six
           Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . .  2

           Consolidated Statement of Changes in Net Assets - For the Six
           Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . .  3

           Notes to the Consolidated Financial Statements . . . . . . . . . .  4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . .  6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . .  7

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .  7

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .  7

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  7

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                        PART I - Financial Information

Item 1.  Financial Statements

                      ALLIED CAPITAL LENDING CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (in thousands, except number of shares)


                                                              June 30, 1995      December 31, 1994
                                                             ---------------     -----------------
                                                               (unaudited)
Assets

Investments at value:

   Loans . . . . . . . . . . . . . . . . . . . . . . . . .     $    39,576          $    32,771

   Other investment assets . . . . . . . . . . . . . . . .             110                   --
                                                             ---------------     -----------------
      Total investments  . . . . . . . . . . . . . . . . .          39,686               32,771

Cash and cash equivalents  . . . . . . . . . . . . . . . .           1,019                1,297

Accrued interest receivable  . . . . . . . . . . . . . . .             694                  451

Excess servicing asset . . . . . . . . . . . . . . . . . .           3,014                2,700

Other assets . . . . . . . . . . . . . . . . . . . . . . .             361                  400
                                                             ---------------     -----------------
      Total assets . . . . . . . . . . . . . . . . . . . .     $    44,774          $    37,619
                                                             ===============     =================


Liabilities

Notes payable  . . . . . . . . . . . . . . . . . . . . . .     $     9,915          $     3,130

Accounts payable and accrued expenses  . . . . . . . . . .           1,533                1,209

Investment advisory fee payable  . . . . . . . . . . . . .             273                  230

Dividends and distributions payable  . . . . . . . . . . .              --                  262
                                                             ---------------     -----------------
      Total liabilities  . . . . . . . . . . . . . . . . .          11,721                4,831
                                                             ---------------     -----------------


Commitments and Contingencies


Shareholders' Equity

Common stock, $0.0001 par value; 20,000,000 shares
   authorized; 4,377,334 and 4,370,385 shares issued and
   outstanding at 6/30/95 and 12/31/94 . . . . . . . . . .              --                   --

Additional paid-in capital . . . . . . . . . . . . . . . .          33,156               33,069

Net unrealized depreciation on investments . . . . . . . .            (158)                (164)

Undistributed (distributions in excess of) accumulated
   earnings  . . . . . . . . . . . . . . . . . . . . . . .              55                 (117)
                                                             ---------------     -----------------
      Total shareholders' equity . . . . . . . . . . . . .          33,053               32,788
                                                             ---------------     -----------------
      Total liabilities and shareholders' equity . . . . .     $    44,774          $    37,619
                                                             ===============     =================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      ALLIED CAPITAL LENDING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                For the Three Months Ended         For the Six Months Ended
                                                         June 30,                          June 30,
                                                --------------------------        --------------------------
                                                   1995            1994              1995            1994
                                                ----------      ----------        ----------      ----------
Investment Income:

   Interest . . . . . . . . . . . . . . . . .    $  1,464        $    892           $  2,686       $  1,575

   Premium income, net  . . . . . . . . . . .         307             620                912          1,074
                                                ----------      ----------         ----------     ----------
      Total investment income . . . . . . . .       1,771           1,512              3,598          2,649
                                                ----------      ----------         ----------     ----------


Expenses:

   Investment advisory fee  . . . . . . . . .         273             190                497            370

   Legal and audit fees . . . . . . . . . . .          12              22                 50             62

   Interest expense . . . . . . . . . . . . .         179              10                253             10

   Other operating expenses . . . . . . . . .          76              77                173            121
                                                ----------      ----------         ----------     ----------
      Total expenses  . . . . . . . . . . . .         540             299                973            563
                                                ----------      ----------         ----------     ----------

Net investment income . . . . . . . . . . . .       1,231           1,213              2,625          2,086

Net realized (losses) recoveries on
   investments  . . . . . . . . . . . . . . .         (48)              8                (38)            (8)
                                                ----------      ----------         -----------    ----------

Net investment income before net unrealized
   appreciation on investments  . . . . . . .       1,183           1,221              2,587          2,078

Net unrealized appreciation on investments  .          65               7                  6              6
                                                ----------      ----------         ----------     ----------

Net increase in net assets resulting from
   operations . . . . . . . . . . . . . . . .    $  1,248        $  1,228           $  2,593       $  2,084
                                                ==========      ==========         ==========     ==========

Earnings per share  . . . . . . . . . . . . .    $   0.29        $   0.28           $   0.59       $   0.48
                                                ==========      ==========         ==========     ==========

Weighted average number of shares and share
   equivalents outstanding  . . . . . . . . .       4,377           4,375              4,377          4,375
                                                ==========      ==========         ==========     ==========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                      ALLIED CAPITAL LENDING CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                 For the Six Months Ended June 30,
                                                                -----------------------------------
                                                                    1995                   1994
                                                                ------------           ------------
Increase in Net Assets Resulting from Operations:

   Net investment income . . . . . . . . . . . . . . . . . . .   $   2,625              $   2,086

   Net realized losses on investments  . . . . . . . . . . . .         (38)                    (8)

   Net change in unrealized appreciation on investments  . . .           6                      6
                                                                ------------           ------------
      Net increase in net assets resulting from operations . .       2,593                  2,084

Distributions to Shareholders  . . . . . . . . . . . . . . . .      (2,415)                (2,184)

Capital Share Transactions . . . . . . . . . . . . . . . . . .          87                     --
                                                                ------------           ------------
Net Increase (Decrease) in Net Assets  . . . . . . . . . . . .         265                   (100)

Net assets at beginning of period  . . . . . . . . . . . . . .      32,788                 32,955
                                                                ------------           ------------

Net assets at end of period  . . . . . . . . . . . . . . . . .   $  33,053              $  32,855
                                                                ============           ============

Net asset value per share  . . . . . . . . . . . . . . . . . .   $    7.55              $    7.51
                                                                ============           ============

Shares outstanding at end of period  . . . . . . . . . . . . .       4,377                  4,375
                                                                ============           ============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      ALLIED CAPITAL LENDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 1.  GENERAL

               In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Lending Corporation (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2.  CONSOLIDATION

               During the second quarter of 1995, ACLC Limited Partnership (the Partnership) was formed by the Company so that the Company could participate in the U.S. Small Business Administration's 504 loan program. The Company is the general partner and has a 99% interest in the Partnership.

               The consolidated financial statements include the accounts of the Company and the Partnership. All intercompany transactions have been eliminated upon consolidation.

NOTE 3.  DISTRIBUTIONS

               The Company's Board of Directors declared a second quarter dividend equivalent to $0.2825 per share that was payable on June 30, 1995 to shareholders of record on June 16, 1995. In connection with this dividend, the Company paid cash of $1,188,000 and distributed new shares of common stock related to the Company's dividend reinvestment plan with a value of $48,000 for a total dividend of $1,236,000. The Company's Board of Directors also declared a first quarter dividend equivalent to $0.27 per share that was payable on March 31, 1995 to shareholders of record on March 17, 1995. In connection with this dividend, the Company paid cash of $1,140,000 and distributed new shares of common stock pursuant to its dividend reinvestment plan with a value of $39,000 for a total dividend of $1,179,000.

NOTE 4.  NOTES PAYABLE

               Effective July 26, 1995, the Company modified its credit agreement with a bank and renewed its $2 million unsecured line of credit. The Company increased its borrowing capacity under the secured portion of its credit agreement from $13 million to $15 million. In addition, the interest rate associated with the secured portion of the credit agreement was changed from the Wall Street Journal floating prime rate to LIBOR plus 2.2%, which was 8.2% on July 26, 1995.

NOTE 5.  EARNINGS PER SHARE

               Earnings per share is computed assuming that all issuances of the Company's common stock in connection with its dividend reinvestment plan are outstanding for all periods presented. During 1995, the Company has issued 6,949 shares of common stock pursuant to the dividend reinvestment plan. The weighted average number of shares and share equivalents outstanding for the three and six months ended June 30, 1994 have been restated to include the 1995 common stock issuances. In addition, the computation of net assets per share as of June 30, 1994 has been restated to reflect the issuances of common stock pursuant to the dividend reinvestment plan during 1995.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

               Loans.   The Company had loan commitments outstanding equal
         to $39 million at June 30, 1995 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

               Loans increased from $32.8 million at December 31, 1994 to $39.6 million at June 30, 1995, or 21%. The increase in loans is the result of the Company continuing to increase its investments in loans using borrowed funds. During the first half of 1995, the Company has originated new loans of $21.5 million and sold participations to the secondary market of $14.7 million. Cash and cash equivalents remained relatively constant at June 30, 1995 as compared to December 31, 1994. Net assets increased from $32.8 million at December 31, 1994 to $33.1 million at June 30, 1995, or 1%. This increase is due primarily to the net increase in net assets resulting from operations for the six months ended June 30, 1995 that was in excess of the first and second quarter dividends declared by the Company's Board of Directors.

               The Company continues to explore additional financing sources to support growth in its investment activity. The Company had available lines of credit totalling $7.1 million at June 30, 1995. The Company is in the process of negotiating a modification to a commitment for a credit facility from an investment bank so that it can expand its financing activities in new product lines, primarily loans under the SBA's 504 program.

         RESULTS OF OPERATIONS

         Second Quarter Ended June 30, 1995 Compared with Second Quarter Ended June 30, 1994.

               Net increase in net assets resulting from operations increased 1.6% to $1.3 million for the second quarter ended June 30, 1995 as compared to $1.2 million for the second quarter of 1994. Earnings per share increased to $0.29 per share for the second quarter of 1995 as compared to $0.28 per share for the second quarter of 1994.

               Interest income for the second quarter of 1995 increased to $1.5 million or 64% from $0.9 million for the second quarter of 1994. The increase in interest income results primarily from two factors: 1) the increase in the prime interest rate during 1995 as compared to 1994; and 2) the increase in the Company's investment in loans. Premium income generated from selling the guaranteed portion of loans declined 49% to $0.3 million for the second quarter of 1995 as compared to $0.6 million for the second quarter of 1994. This decrease is due to a decline in the number of loans sold.

               Total expenses increased 80.6% to $0.5 million for the second quarter of 1995 as compared to $0.3 million for the second quarter of 1994. The increase in total expenses is attributable to an increase in the investment advisory fee and interest expense. The investment advisory fee increased to $0.3 million for the second quarter of 1995 as compared to $0.2 million for the second quarter of 1994 and results from the Company's increase in its investment in loans. Interest expense increased over prior year levels because the Company is now leveraging its investments in loans.

         Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994.

               Net increase in net assets resulting from operations increased $0.5 million or 24.4% to $2.6 million for the six months ended June 30, 1995 as compared to $2.1 million for the six months ended June 30, 1994. Earnings per share increased to $0.59 per share for 1995 as compared to $0.48 per share for 1994.

               Interest income for the six months ended June 30, 1995 increased 70.5% to $2.7 million from $1.6 million for the six months ended
         June 30, 1994. Total expenses increased to $1.0 million for 1995 as compared to $0.6 million for 1994. The increases in total expenses are due to increases in investment advisory fee and interest expense. The reasons for increases in these categories are described in the quarter-to-quarter comparison discussed above.

                          Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Allied Capital Lending Corporation held its annual meeting of shareholders on May 9, 1995 in Chevy Chase, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

                                            FOR         WITHHELD
                                         ---------      --------
               David Gladstone           3,920,204        7,971
               George C. Williams        3,920,148        8,027
               Katherine C. Marien       3,920,248        7,927
               Jon W. Barker             3,920,023        8,152
               Eleanor D. Bierbower      3,920,226        7,949
               Robert V. Fleming II      3,920,068        8,107
               Anthony T. Garcia         3,920,248        7,927
               Frank L. Langhammer       3,920,026        8,149
               Arthur H. Keeney III      3,920,006        8,169

               Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 2,670,728 shares voting in favor of ratification, 4,202 shares voting against the ratification, and 7,330 shares abstaining from voting.

               Shareholders also approved the proposed new Investment Advisory Agreement in order to change certain provisions of the existing Agreement regarding the payment of origination fees to third parties and certain other expenses, and to encourage Advisers to provide loan origination services by providing an origination fee therefor. The Company received 2,338,462 shares voting in favor of approving the amendment, 22,884 shares voting against approving the amendment, and 25,827 shares abstaining from voting.

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

         11    Statement of Computation of Earnings Per Share

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

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

                                             ALLIED CAPITAL LENDING CORPORATION
                                             ----------------------------------
                                                (Registrant)



                                             /s/ Jon A. DeLuca
                                             ----------------------------------
Date:  August 14, 1995                       Jon A. DeLuca
       ---------------                       Senior Vice President and
                                             Chief Financial Officer