Form 10-Q
period 1995-09-30
ALLIED CAPITAL LENDING CORP
filed 1995-11-14
CIK 3906

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

            Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the quarterly period                               Commission file number:
ended SEPTEMBER 30, 1995                                        0-22832
      ------------------                               ------------------------

                     ALLIED CAPITAL LENDING CORPORATION
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


          MARYLAND                                            52-1081052
------------------------------                            -------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification No.)


                             1666 K STREET, N.W.
                                  9TH FLOOR
                           WASHINGTON, DC   20006
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES __X__    NO _____

On November 3, 1995 there were 4,380,999 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL LENDING CORPORATION
                               FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

     Consolidated Statement of Financial Position as of September 30, 1995
     and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . 1

     Consolidated Statement of Operations - For the Three and Nine Months
     Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . 2

     Consolidated Statement of Changes in Net Assets - For the Nine Months
     Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . 3

     Notes to the Consolidated Financial Statements. . . . . . . . . . . . . 4

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

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 7

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                         PART I - Financial Information

Item 1. Financial Statements

                       ALLIED CAPITAL LENDING CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (in thousands, except number of shares)

                                                                           September 30, 1995  December 31, 1994
                                                                           ------------------  -----------------
                                                                              (unaudited)
Assets
Investments at value:
  Loans..................................................................        $ 44,996            $ 32,771
  Other investment assets................................................             110                  --
                                                                                 --------            --------
    Total investments....................................................          45,106              32,771
Cash and cash equivalents................................................           1,436               1,297
Accrued interest receivable..............................................             718                 451
Excess servicing asset...................................................           3,384               2,700
Other assets.............................................................             512                 400
                                                                                 --------            --------
    Total assets.........................................................        $ 51,156            $ 37,619
                                                                                 --------            --------
                                                                                 --------            --------
Liabilities
Notes payable............................................................        $ 16,185            $  3,130
Accounts payable and accrued expenses....................................           1,431               1,209
Investment advisory fee payable..........................................             310                 230
Dividends and distributions payable......................................              --                 262
                                                                                 --------            --------
    Total liabilities....................................................          17,926               4,831
                                                                                 --------            --------
Commitments and Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,380,999
 and 4,370,385 shares issued and outstanding at 9/30/95 and 12/31/94.....              --                  --
Additional paid-in capital...............................................          33,202              33,069
Net unrealized depreciation on investments...............................            (221)               (164)
Undistributed (distributions in excess of) accumulated earnings..........             249                (117)
                                                                                 --------            --------
    Total shareholders' equity...........................................          33,230              32,788
                                                                                 --------            --------
    Total liabilities and shareholders' equity...........................        $ 51,156            $ 37,619
                                                                                 --------            --------
                                                                                 --------            --------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                             For the Three Months  For the Nine Months
                                                             Ended September 30,   Ended September 30,
                                                             --------------------  --------------------
                                                               1995       1994       1995       1994
                                                             ---------  ---------  ---------  ---------
Investment Income:
  Interest.................................................  $   1,649  $   1,020  $   4,335  $   2,595
  Premium income, net......................................        678        517      1,590      1,591
                                                             ---------  ---------  ---------  ---------
    Total investment income................................      2,327      1,537      5,925      4,186
                                                             ---------  ---------  ---------  ---------
Expenses:
  Investment advisory fee..................................        310        211        807        581
  Legal and audit fees.....................................         48         27         98         89
  Interest expense.........................................        306          2        559         12
  Other operating expenses.................................         83         55        256        176
                                                             ---------  ---------  ---------  ---------
    Total expenses.........................................        747        295      1,720        858
                                                             ---------  ---------  ---------  ---------
Net investment income......................................      1,580      1,242      4,205      3,328
Net realized (losses) recoveries on investments............       (114)        (8)      (153)       (16)
                                                             ---------  ---------  ---------  ---------
Net investment income before net unrealized appreciation on
 investments...............................................      1,466      1,234      4,052      3,312
Net unrealized appreciation on investments.................        (64)        74        (57)        79
                                                             ---------  ---------  ---------  ---------
Net increase in net assets resulting from operations.......  $   1,402  $   1,308  $   3,995      3,391
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Earnings per share.........................................  $    0.32  $    0.30  $    0.91  $    0.77
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Weighted average number of shares and share equivalents
 outstanding...............................................      4,381      4,381      4,381      4,381
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                      --------------------
                                                                                        1995       1994
Increase in Net Assets Resulting from Operations:
  Net investment income.............................................................  $   4,205  $   3,328
  Net realized losses on investments................................................       (153)       (16)
  Net change in unrealized appreciation on investments..............................        (57)        79
                                                                                      ---------  ---------
    Net increase in net assets resulting from operations............................      3,995      3,391
Distributions to Shareholders.......................................................     (3,686)    (3,276)
Capital Share Transactions..........................................................        133         --
                                                                                      ---------  ---------
Net Increase (Decrease) in Net Assets...............................................        442        115
Net assets at beginning of period...................................................     32,788     32,955
                                                                                      ---------  ---------
Net assets at end of period.........................................................  $  33,230  $  33,070
                                                                                      ---------  ---------
                                                                                      ---------  ---------
Net asset value per share...........................................................  $    7.59  $    7.55
                                                                                      ---------  ---------
                                                                                      ---------  ---------
Shares outstanding at end of period.................................................      4,381      4,378
                                                                                      ---------  ---------
                                                                                      ---------  ---------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                      ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE 1.   GENERAL

          In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Lending Corporation (the Company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 financial statements in order to conform to the 1995 presentation.

NOTE 2.   CONSOLIDATION

          During the second quarter of 1995, ACLC Limited Partnership (the Partnership) was formed by the Company so that the Company could participate in the U.S. Small Business Administration's (SBA) 504 loan program. The Company is the general partner and has a 99% interest in the Partnership. The consolidated financial statements include the accounts of the Company and the Partnership. All intercompany transactions have been eliminated upon consolidation.

NOTE 3.   DISTRIBUTIONS

          The Company's Board of Directors declared a third quarter dividend equivalent to $0.29 per share that was paid on September 29, 1995 to shareholders of record as of September 15, 1995. The Company paid cash of $1,224,000 and distributed new shares of common stock with a value of $47,000 for a total of $1,271,000 in connection with this dividend. The Company's Board of Directors also declared a second quarter dividend equivalent to $0.2825 per share that was paid on June 28, 1995 and a first quarter dividend equivalent to $0.27 per share that was paid on March 29, 1995 to shareholders. In connection with these dividends, the Company paid cash of $2,328,000 and distributed new shares of common stock with a value of $87,000.

NOTE 4.   NOTES PAYABLE

          Effective July 26, 1995, the Company modified its secured line of credit agreement with a bank and on August 31, 1995 renewed its $2 million unsecured line of credit. The Company increased its borrowing capacity under the secured portion of its credit agreement from $13 million to $15 million. In addition, the interest rate associated with the secured portion of the credit agreement was changed from the Wall Street Journal floating prime rate to LIBOR plus 2.2%. As of September 30, 1995, the Company had outstanding borrowings under these agreements equal to $13,694,000.

          On September 27, 1995, the Company entered into a credit agreement whereby the Company can borrow up to $20 million in order to finance its investments in small business concerns that qualify under the SBA's 504 and companion loan programs. The credit agreement expires September 27, 1996 and requires the Company to pay interest monthly based upon LIBOR plus 2%. As of September 30, 1995, the Company had outstanding borrowings under this facility equal to $2,491,000.

NOTE 5.   EARNINGS PER SHARE

          Earnings per share is computed assuming all issuances of the Company's common stock in connection with its dividend reinvestment plan are outstanding for all periods presented. During 1995, the Company has issued 10,614 shares of common stock pursuant to the dividend reinvestment plan. The weighted average number of shares and share equivalents outstanding for the three and nine months ended September
     30, 1994 have been restated to include the 1995 common stock issuances. In addition, the computation of net assets per share as of September 30, 1994 has been restated to reflect the issuances of common stock pursuant to the dividend reinvestment plan during 1995.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     Commitments. The Company had loan commitments outstanding equal to $30.8 million at September 30, 1995 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

          Loans increased from $32.8 million at December 31, 1994 to $45.1 million at September 30, 1995, or 38%. The increase in loans is the result of the Company continuing to increase its investments in loans using borrowed funds. During the first three quarters of 1995, the Company has originated new loans of $38 million and sold participations to the secondary market of $27.5 million. Cash and cash equivalents remained relatively constant at September 30, 1995 as compared to December 31, 1994. Net assets increased from $32.9 million at December 31, 1994 to $33.2 million at September 30, 1995, or 1%. This increase is due primarily to the net increase in net assets resulting from operations for the nine months ended September 30, 1995 that was in excess of the first, second and third quarter dividends declared by the Company's Board of Directors.

          The Company continues to explore additional financing sources to support growth in its investment activity. The Company had available lines of credit totaling $20.8 million at September 30, 1995. The Company finalized negotiations with an investment bank during September 1995 and entered into a credit agreement whereby the Company can borrow up to $20 million to finance its investments in small business concerns that qualify under the SBA's 504 and companion loan programs. In addition, the Company is in the process of negotiating a modification to a commitment for a credit facility from an investment bank so that it can expand its financing activities under the SBA's 7(a) program.

     RESULTS OF OPERATIONS

     Third Quarter Ended September 30, 1995 Compared with Third Quarter Ended September 30, 1994.

          Net increase in net assets resulting from operations increased 7% to $1.4 million for the third quarter ended September 30, 1995 as compared to $1.3 million for the third quarter of 1994. Earnings per share increased to $0.32 per share for the third quarter of 1995 as compared to $0.30 per share for the third quarter of 1994.

          Interest income for the third quarter of 1995 increased to $1.6 million or 62% from $1.0 million for the third quarter of 1994. The increase in interest income results primarily from the increase in the prime interest rate during 1995 as compared to 1994, and the increase in the Company's investment in loans. Premium income generated from selling the guaranteed portion of loans increased 31% to $0.7 million for the third quarter of 1995 as compared to $0.5 million for the third quarter of 1994.

          Total expenses increased to $0.7 million for the third quarter of 1995 as compared to $0.3 million for the third quarter of 1994. The increase in total expenses is attributable to an increase in the investment advisory fee and interest expense. The investment advisory fee increased to $0.3 million for the third quarter of 1995 as compared to $0.2 million for the third quarter of 1994 and results from the Company's increase in its investment in loans. Interest expense increased over prior year levels because the Company is now leveraging its investments in loans.

     Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994.

          Net increase in net assets resulting from operations increased 18% to $4.0 million for the nine months ended September 30, 1995 as compared to $3.4 million for the nine months ended September 30, 1994. Earnings per share increased to $0.91 per share for 1995 as compared to $0.77 per share for 1994.

          Interest income for the nine months ended September 30, 1995 increased 67% to $4.3 million from $2.6 million for the nine months ended September 30, 1994. Total expenses increased 100% to 1.7 million for 1995 as compared to $0.9 million for 1994. The increases in total expenses are due to increases in the investment advisory fee and interest expense. The reasons for increases in these categories are described in the quarter-to-quarter comparison discussed above.

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

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits

          11   Statement of Computation of Earnings Per Share

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

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

                                   ALLIED CAPITAL LENDING CORPORATION
                                   ----------------------------------
                                        (Registrant)



                                   --------------------------------------
Date:  November 14, 1995           Jon A. DeLuca
       -----------------           Senior Vice President and
                                   Chief Financial Officer

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

                                   ALLIED CAPITAL LENDING CORPORATION
                                   ----------------------------------
                                        (Registrant)



                                   s/Jon A. DeLuca
                                   --------------------------------------
Date:  November 14, 1995           Jon A. DeLuca
       -----------------           Senior Vice President and
                                   Chief Financial Officer