Form 10-K
period 1995-12-31
ALLIED CAPITAL LENDING CORP
filed 1996-03-29
CIK 3906

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K
                                  ------------
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-22832

                       ALLIED CAPITAL LENDING CORPORATION

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                  ------------

               MARYLAND                                       52-1081052
     (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
           OF INCORPORATION)                              IDENTIFICATION NO.)

   C/O ALLIED CAPITAL ADVISERS, INC.
   1666 K STREET, N.W., NINTH FLOOR                              20006
           WASHINGTON, D.C.                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 331-1112

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                         -------------------
       NONE                                                        NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 18, 1996 was approximately $41,600,286 based upon the average bid and asked price for the registrant's common stock on that date. As of March 18, 1996 there were 4,385,829 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1996 are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I


ITEM 1.   BUSINESS.

         Allied Capital Lending Corporation (the "Company") was incorporated in 1976 and is engaged in the business of making loans to small businesses, including loans that are partially guaranteed by the U.S. Small Business Administration ("SBA") pursuant to the SBA's 7(a) loan program. The Company is a closed-end management investment company that elected in 1993 to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is also a small business lending company ("SBLC") approved by the SBA. In April 1995, the Company formed ACLC Limited Partnership (the "Subsidiary") in order to participate in the SBA's 504 loan program and make other small business loans. Allied Capital Advisers, Inc. ("Advisers") serves as the investment adviser of the Company under an investment advisory agreement.

         Prior to consummation of the Company's initial public offering in November 1993, the Company was a wholly owned subsidiary of Allied Capital Corporation ("Allied I"). After that date, Allied I continued to hold a significant number of the Company's shares, but agreed to divest itself of such shares by December 31, 1998 through public offerings, private placements, distributions to Allied I stockholders or otherwise. In late December 1994, Allied I declared a special dividend payable in shares of the Company's stock held by Allied I (which was paid in early January 1995), which resulted in the distribution of an aggregate of 335,086 of the Company's shares to the stockholders of Allied I. That distribution reduced Allied I's ownership of the Company's shares to 1,244,914 shares, or approximately 28% of the Company's shares then outstanding. Allied I has not made or declared any other distributions that are payable with Company stock held by Allied I. Allied I's holdings of the Company's shares represent approximately 28% of the Company's shares outstanding as of December 31, 1995.

The Section 7(a) Guaranteed Loan Program

         Pursuant to Section 7(a) of the Small Business Act of 1958, as amended, the SBA will guarantee 80% of any qualified loan up to $100,000 regardless of maturity, and 75% of any such loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with no more than $5 million in annual sales and no more than 500 employees.

         In December 1994, in a move unexpected by the Company, the SBA temporarily altered its regulations concerning the Section 7(a) guaranteed loan program and announced that it would place a loan size cap of $500,000 on the loans that it would guarantee under the Section 7(a) guaranteed loan program.
In late 1995, the SBA altered the regulations again and restored the maximum guarantee of $750,000 for any one borrower, thus effectively raising the maximum loan size with a 75% guarantee to $1 million. The SBA's 1994 reduction in the maximum loan size under the 7(a) guaranteed program had no significant impact on the Company's results of operations for 1995 because the Company had a substantial backlog of loans already approved under prior rules; however, the frequency of regulatory changes in 1994 and 1995 prompted the Company to reevaluate its lending programs and expand its operations with additional small business loan programs. The Company continues to explore other financial products and is actively pursuing entry into other loan programs to diversify its portfolio.

         The SBA designates certain participants in the Section 7(a) guaranteed loan program as "preferred lenders" in designated markets. As of December 31, 1995, the Company was a preferred lender in the Washington, DC area and in Richmond, Virginia. In February 1996, the Company was granted preferred lender status by the SBA in 47 regional markets, including the Washington, DC and Richmond, Virginia markets.

         The SBA also designates certain participants in the Section 7(a) guaranteed loan program as "certified lenders." Applications for loan guarantees submitted by certified lenders receive expedited processing by the SBA. The SBA has designated the Company as a certified lender in all markets in which it is a preferred lender.

         As permitted by SBA regulations, the Company systematically sells to investors, without recourse, the guaranteed portion of its loans. Under legislation adopted in 1993, a fee at the rate of 0.4% per annum on the outstanding principal balance of such loans sold in the secondary market is payable to the SBA. Such loan sales by the Company generally take place approximately three months after the closing of the loan and, under current market conditions, are made at a price of around 110% of the principal amount of the portion of the loan sold. In October 1995, the SBA amended its regulations and raised the annual fee on the guaranteed portion of loans approved by the SBA after October 12, 1995 to 0.5% per annum regardless of sale to the secondary market. The SBA also is entitled to a fee of 50% of any cash premium in excess of 10% received on loan sales. The Company continues to service loans sold for a normal servicing fee of approximately 0.4% per annum of the outstanding principal amount of such loans. To the extent that the Company receives any higher servicing fee, the value of such additional servicing fee is accrued as an excess servicing asset. At December 31, 1995, the Company was servicing approximately $144 million aggregate principal amount of loans, of which approximately 67% had been sold to investors.

         The Company requires capital to make loans, to carry those loans for approximately three months until sale occurs, and to carry the unsold portion of the principal amount of the loans to maturity. For the purpose of carrying the guaranteed portions of such loans pending their sale, the Company has obtained lines of credit aggregating $17 million from a commercial bank as of December 31, 1995 that expire in July, 1996. The Company is in the process of revising these lines of credit.

         Section 7(a) guaranteed loans may be made to qualifying small businesses for the purposes of acquiring real estate, purchasing machinery or equipment or to provide working capital. Such loans made to acquire real estate may have maturities of up to 25 years; loans made for the purpose of purchasing machinery and equipment may have maturities of up to 15 years; and loans made to provide working capital may have maturities of up to seven years. These loans are secured by a mortgage or other lien on the assets of the borrower and, frequently, of its principals. The Company generally does not make unsecured working capital loans. In all cases, the principals of the small businesses must personally guarantee the payment of interest on and principal of the loans.

         The Company may, from time to time, concentrate its loans in particular industries, but the Company does not intend to concentrate its loans in any industry. At December 31, 1995, the Company had in its portfolio or was servicing loans to, among others, hotels and motels, restaurants, manufacturers, retail shops, food stores, professional services, laundries and cleaners, home furnishings concerns, gasoline stations, business services firms, recreational services providers, automobile exhaust repair shops, personal services providers and automotive repair concerns.

         The interest on loans recently made by the Company generally is at a variable rate, which is generally 2.75% per annum above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly.

         All loans are payable in equal monthly installments of principal and interest from the dates on which the loans are made (or the first day of the month following any month in which there occurs an interest rate adjustment) to their respective maturities.

504 Loan Program and Companion Loans

         During 1995 as part of the Company's efforts to diversify its lending activities, the Company through its Subsidiary began participating in the SBA's 504 loan programs. Under the SBA's 504 loan program, qualified small businesses can purchase or build real estate with favorable long-term debt. Loans made under this program are structured such that the entrepreneur provides at least 10% of the project cost in equity, the Company (through its Subsidiary) provides 50% of the project cost in a 20-year adjustable rate first mortgage and a local certified development company ("CDC") provides a 20-year fixed rate second mortgage for the remaining 40% of the project cost. Both loans are fully amortizing and the total project cost can be as large as $2.5 million.

         In addition to partnering with local CDCs to finance projects that require up to $2.5 million in financing, during 1995 through its Subsidiary, the Company also began providing companion or "piggyback" loans ("Companion Loans") in conjunction with traditional SBA 7(a) guaranteed loans. For this type of financing, the

Company provides an unguaranteed first mortgage loan for up to 50% of the real estate value and a second mortgage loan through the 7(a) program with a 75% SBA guarantee. The total of the two loans is generally 80% or less of the appraised value of the real estate. The Company now also partners with local banks by providing second mortgage loans that are partially guaranteed by the SBA in conjunction with the banks' conventional first mortgage loans to qualifying small businesses.

         The Company finances its SBA 504 loans and Companion Loans with a line of credit that the Subsidiary has with an investment bank. As of December 31, 1995, this line of credit had a $20 million capacity of which $4.5 million had been borrowed. The interest rate on this facility is equal to LIBOR plus 2% per annum, and the facility expires September 27, 1996.

Loan Generation

         The Company has made arrangements with certain financial consulting organizations, or regional associates, to refer to the Company potential loans to small businesses in certain designated territories. Any prospective loan referred to the Company by any regional associate is reviewed by the Company's portfolio manager and its credit committee and is not closed unless approved or ratified by the Board of Directors of the Company and, in the case of Section 7(a) guaranteed loans, by the SBA. If and when a loan referred by a regional associate is closed, such organization is compensated by an origination fee calculated using a formula agreed upon by the Company and such regional associate. The origination fees currently paid by the Company to its regional associates range from 0.5% to 5% of the principal amount of each loan made by the Company that was referred by the respective regional associate. The regional associates from time to time may assist the Company in monitoring any loans referred by them or otherwise made in their territories. For those services, the regional associates are compensated with a fixed fee per visit.

The Company's Operation as a BDC

         As a BDC, the Company may not acquire any assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that is organized and has its principal place of business in the United States and does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

(2) Cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) above as a Qualifying Asset for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Managerial assistance is made available to the portfolio companies by the Company's officers and the investment officers of Advisers who manage the Company's investments. Each portfolio company is assigned for monitoring purposes to an investment officer and is contacted and counseled if it appears to be encountering business or financial difficulties. The Company also provides management assistance and counselling on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are highly experienced in providing this type of managerial assistance to small businesses. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority (as defined in the 1940 Act), of the Company's shares. As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as its indebtedness representing senior securities has asset coverage to the extent of at least 200%.

Investment Adviser

         Advisers is the investment adviser of the Company pursuant to an investment advisory agreement. Under that agreement, Advisers manages the loans made by the Company, subject to the supervision and control of the Board of Directors of the Company, and evaluates, structures, closes and monitors those loans made by the Company. The Company will not make any loan or other investment that has not been recommended by Advisers. Except as to those investment decisions that require specific approval by the Company's Board, Advisers has the authority to effect loans and sales of portions of loans for the Company's account. Advisers also serves as the investment adviser of Allied I, Allied Capital Corporation II ("Allied II"), Allied Capital Commercial Corporation ("Allied Commercial"), Business Mortgage Investors, Inc. ("BMI"), Allied Venture Partnership and Allied Technology Partnership. Some of the directors and officers of Advisers are also directors and officers of the Company.

         The current agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment, and other personnel necessary for day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs (including legal and auditing) incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, the costs of printing and distributing proxy statements and other communications to stockholders, the costs of promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than Advisers, is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses with respect to its operations and investments, as well as expenses of required and optional insurance and bonding. Advisers is, however, entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to the Company's such investment transaction or follow-on managerial assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the current agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent Directors. If the Company uses the services of attorneys or paraprofessionals on the staff of Advisers for the Company's corporate purposes in lieu of outside counsel, the Company will reimburse Advisers for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements by Advisers in connection with such services.

         As compensation for its services to and the expenses paid for the account of the Company, Advisers is entitled to be paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's total assets (other than interim investments and cash) and 0.125% per quarter of the quarter-end value of the Company's interim investments and cash. Such fees on an annual basis equal approximately 2.5% of the Company's total assets (other than interim investments and cash) and 0.5% of the Company's interim investments and cash. For the purposes of calculating the fee, the values of the Company's assets are determined as of the end of each calendar quarter. The quarterly fee is paid as soon as practicable after the values have been determined.

         Because of the Company's practice of selling a significant portion of the loans that it originates, the Company believes that the fees to Advisers provided for by the existing advisory agreement are comparable to the fees paid by other investment companies, notwithstanding the efforts and resources devoted by Advisers to evaluating, structuring, closing and servicing the types of private investments in which the Company specializes.

Employees

         The Company has no employees as all of its personnel are furnished by Advisers.

ITEM 2.  PROPERTIES.

         The Company does not own or lease any properties or other tangible assets.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is not a defendant in any material pending legal proceeding, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 9, 1995, the Company held a Special Meeting of Stockholders in order to amend the Company's investment objective to allow the Company to expand the types of loans it makes to include loans other than those guaranteed by the SBA. A total of 2,382,450 votes were cast for the amendment, and 360,887 votes were cast against the amendment. The Company also amended one of its investment policies to allow it to make such loans which are not guaranteed by the SBA. A total of 2,357,096 votes were cast for amending the policies and 383,830 votes were cast against such an amendment.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1996, as well as certain other information with respect to those persons:

                                                   Positions Currently                   Principal Occupations
 Name                            Age              Held with the Company                 During Past Five Years
 ----                            ---              ---------------------                 ----------------------

 David Gladstone                  53          Chairman and Chief Executive    Employed by Allied I or Advisers since
                                              Officer                         1974.  Chairman and Chief Executive
                                                                              Officer of Allied I, Allied II, Allied
                                                                              Commercial and Advisers; Director,
                                                                              President and Chief Executive Officer of
                                                                              BMI and Allied Capital Mortgage
                                                                              Corporation ("Allied Mortgage"); Director
                                                                              of The Riggs National Corporation;
                                                                              Trustee of The George Washington
                                                                              University.

 George C. Williams               69          Vice Chairman of                Employed by Allied I or Advisers since
                                              the Board                       1959.  Vice Chairman of Allied I, Allied
                                                                              II, Allied Commercial and Advisers;
                                                                              Chairman of BMI and Allied Mortgage; He
                                                                              is the father of G. Cabell Williams III.

 Katherine C. Marien              47          President and Chief Operating   Employed by Advisers since 1992;
                                              Officer                         Executive Vice President of Allied I,
                                                                              Allied II, Allied Commercial, BMI and
                                                                              Advisers; Executive Vice President of the
                                                                              Company from 1992 to 1994; Financial
                                                                              Consultant with Wilks & Schwartz
                                                                              Broadcasting from 1990 to 1992; Financial
                                                                              Consultant to USA Mobile Communications,
                                                                              Inc. from 1991 to 1992; Senior Vice
                                                                              President of Communications Equity
                                                                              Associates from 1989 to 1991.

 Joan M. Sweeney                  36          Executive Vice President        Employed by Advisers since 1993;
                                                                              President and Chief Operating Officer of
                                                                              Advisers; Executive Vice President of
                                                                              Allied I, Allied II, Allied Commercial,
                                                                              BMI, and Allied Mortgage; Senior Manager
                                                                              at Ernst & Young from 1990 to 1993.

 Jon A. DeLuca                    33          Executive Vice President,       Employed by Advisers since 1994;
                                              Treasurer and Chief Financial   Executive Vice President, Treasurer and
                                              Officer                         Chief Financial Officer of Allied I,
                                                                              Allied II, Allied Commercial, BMI,
                                                                              Advisers and Allied Mortgage.  Manager of
                                                                              Entrepreneurial Services at Coopers &
                                                                              Lybrand from 1986 to 1994.

 Thomas R. Salley                 38          General Counsel and Secretary   Employed by Advisers since 1988; General
                                                                              Counsel and Secretary of Allied I, Allied
                                                                              II, Allied Commercial, BMI, Allied
                                                                              Mortgage and Advisers.

 G. Cabell Williams III           41          Executive  Vice President       Employed by Advisers since 1981;
                                                                              Director, Chief Operating Officer and
                                                                              President of Allied I; Executive Vice
                                                                              President of Allied II, Allied
                                                                              Commercial, Advisers and BMI.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Information in response to this Item is incorporated by reference to the "Investor Information" section of, and to Notes 6 and 8 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1995 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Stockholders, scheduled to be held on May 13, 1996 (the "1996 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1996 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the subsection captioned "Certain Transactions" of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

     1. A. The following financial statements are incorporated by reference to the 1995 Annual Report:

          Consolidated Balance Sheet at December 31, 1995 and 1994. Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and 1993.
          Consolidated Statement of Changes in Net Assets for the years ended December 31, 1995, 1994 and 1993.
          Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994, and 1993.
          Consolidated Statement of Investments in Small Business Concerns as of December 31, 1995.
          Notes to Consolidated Financial Statements.

          B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1995 Annual Report.

     2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:


(3)(i)(1)      Amended and Restated Articles of Incorporation of the Company.

(3)(ii)*       By-laws of the Company, as amended.

(4)            Instruments defining rights of security holders -- See Exhibits
               (3)(i) and (3)(ii).

(10)(a)(2) Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc. dated May 9, 1995.

(10)(c)(3) Tax Indemnification Agreement dated November 12, 1993 between the Company and Allied Capital Corporation.

(10)(d)* Promissory notes, dated August 31, 1995, and July 26, 1995, between the Company and The Riggs National Bank of Washington, DC.

(10)(e)* Promissory note, dated September 27, 1995, between ACLC Limited Partnership and Lehman Commercial Paper, Inc.

(10)(f)(4) Form of agreement between the Company and its regional associates.

(10)(g)(5)     The Company's Stock Option Plan, as amended.

(10)(h)(1)     The Company's Dividend Reinvestment Plan.

(11)*          Statement re computation of per share earnings.

(13)*(6)       1995 Annual Report to Stockholders.

(23)*          Consent of Matthews, Carter and Boyce, independent accountants.

(27)*          Financial Data Schedule.

---------------------------

*    Filed herewith.

(1) Incorporated by reference to such document filed as an exhibit of the same number to the Company's registration statement on Form N-2 (No. 33-68836).

(2) Incorporated by reference to Exhibit A to the Company's definitive proxy statement of relating to its annual meeting of stockholders held on May 9, 1995.

(3) Incorporated by reference to an exhibit of the same number to the Form 10-K filed by Allied Capital Corporation for the year ended December 31, 1993.

(4) Incorporated by reference to an exhibit to Amendment No. 1 to the Company's registration statement on Form N-2 (No. 33-68836).

(5) Incorporated by reference to Exhibit B to the Company's definitive proxy statement of relating to its annual meeting of stockholders held on May 20, 1994.

(6) Except to the extent that portions of this exhibit are incorporated herein by reference, this document shall not be deemed to have been filed pursuant to the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed for the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March __, 1996.


                             -------------------------------------------------
                             David Gladstone
                             Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                      Title
Signature                             (Capacity)                               Date
---------                             ----------                               ----


                                      Chairman and                            March __, 1996
---------------------------------     Chief Executive Officer
David Gladstone                       (Principal Executive Officer)



                                      Vice Chairman of the Board              March __, 1996
---------------------------------
George C. Williams


                                      Director, President and                 March __, 1996
---------------------------------     Chief Operating Officer
Katherine C. Marien


                                      Director                                March __, 1996
---------------------------------
Jon W. Barker


                                      Director                                March __, 1996
---------------------------------
Eleanor Deane Bierbower


                                      Director                                March __, 1996
---------------------------------
Anthony T. Garcia


                                      Director                                March __, 1996
---------------------------------
Robert V. Fleming II

                                      Director                                March __, 1996
---------------------------------
Arthur H. Keeney III


                                      Director                                March __, 1996
---------------------------------
Frank L. Langhammer


                                      Executive Vice President,               March __, 1996
---------------------------------     Treasurer, and Chief Financial
Jon A. DeLuca                         Officer (Principal Financial
                                      and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------

(3)(ii)        By-laws of the Company, as amended.

(10)(d)        Promissory notes, dated August 31, 1995, and July 26, 1995, between the Company and The Riggs National Bank of
               Washington, DC.

(10)(e)        Promissory note, dated September 27, 1995, between ACLC Limited Partnership and Lehman Commercial Paper, Inc.

(11)           Statement re computation of per share earnings.

(13)           1995 Annual Report to Stockholders.

(23)           Consent of Matthews, Carter and Boyce, independent accountants.

(27)           Financial Data Schedule.