Form 10-Q
period 1996-03-31
ALLIED CAPITAL LENDING CORP
filed 1996-05-15
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                              Commission file number:
ended MARCH 31, 1996                                         0-22832
      --------------                                  -----------------------


                      ALLIED CAPITAL LENDING CORPORATION
            --------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1081052
- -----------------------                                ------------------------
(State or jurisdiction of                                    (IRS Employer
incorporation or organization)                             Identification  No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                               1666 K STREET, NW
                                   9TH FLOOR
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

On May 3, 1996 there were 4,389,461 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Three Months
             Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I - Financial Information

Item 1.  Financial Statements

                       ALLIED CAPITAL LENDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                                   March 31, 1996            December 31, 1995
                                                                                   --------------            -----------------
                                                                                      (unaudited)

 ASSETS

 Investments at value:

   Loans receivable (cost: 1996 - $43,946; 1995 - $46,451) . . . . . .               $  43,730                    $  46,223

   Loan held for sale (cost: 1996 - $586; 1995 - $851) . . . . . . . .                     626                          924
                                                                                      --------                      -------
           Total investments . . . . . . . . . . . . . . . . . . . . .                  44,356                       47,147

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .                   1,237                        3,020

 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .                     703                          732

 Excess servicing asset  . . . . . . . . . . . . . . . . . . . . . . .                   4,230                        3,828

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     638                          753
                                                                                      --------                      -------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .               $  51,164                    $  55,480
                                                                                      ========                      =======

 LIABILITIES AND SHAREHOLDER'S EQUITY

 Liabilities:

   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  16,008                    $  18,914

   Accounts payable and accrued expenses . . . . . . . . . . . . . . .                   1,877                        3,012

   Investment advisory fee payable . . . . . . . . . . . . . . . . . .                     314                          330

   Dividends and distributions payable . . . . . . . . . . . . . . . .                     --                           340
                                                                                      --------                      -------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . .                  18,199                       22,596
                                                                                      --------                      -------

 Commitments and Contingencies

 Shareholders' Equity

 Common stock, $0.0001 par value; 20,000,000 shares
   authorized; 4,389,461 and 4,384,921 shares issued and
   outstanding at 3/31/96 and 12/31/95 . . . . . . . . . . . . . . . .                      --                          --

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                  33,318                       33,252

 Net unrealized depreciation on investments  . . . . . . . . . . . . .                    (176)                        (155)

 Distributions in excess of accumulated  earnings  . . . . . . . . . .                    (177)                        (213)
                                                                                      --------                      -------

           Total shareholders' equity  . . . . . . . . . . . . . . . .                  32,965                       32,884
                                                                                      --------                      -------
           Total liabilities and shareholders' equity  . . . . . . . .               $  51,164                    $  55,480
                                                                                      ========                      =======




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------

                                                                             1996                 1995
                                                                           --------            ---------

 Investment Income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   1,591          $   1,222

   Premium income  . . . . . . . . . . . . . . . . . . . . . . . .                662                605
                                                                             --------           --------
     Total investment income . . . . . . . . . . . . . . . . . . .              2,253              1,827
                                                                             --------           --------


 Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . . . . .                314                224

   Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                396                 74

   Other operating expenses  . . . . . . . . . . . . . . . . . . .                132                135
                                                                             --------           --------

     Total expenses  . . . . . . . . . . . . . . . . . . . . . . .                842                433
                                                                             --------           --------


 Net investment income . . . . . . . . . . . . . . . . . . . . . .              1,411              1,394

 Net realized (losses) recoveries on investments . . . . . . . . .                (60)                10
                                                                             --------           --------


 Net investment income before net unrealized
  depreciation on investments  . . . . . . . . . . . . . . . . . .              1,351              1,404

 Net unrealized depreciation on investments  . . . . . . . . . . .                (21)               (59)
                                                                             --------           --------



 Net increase in net assets resulting from
   operations  . . . . . . . . . . . . . . . . . . . . . . . . . .          $   1,330          $   1,345
                                                                             ========           ========


 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . .          $    0.30          $    0.31
                                                                             ========           ========


 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . . .              4,386              4,370
                                                                             ========           ========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (Unaudited)





                                                                                       For the Three Months Ended March 31,
                                                                               --------------------------------------------

                                                                                        1996                         1995
                                                                                 -----------                  -----------
 Increase in Net Assets Resulting from Operations:

     Net investment income . . . . . . . . . . . . . . . . . . . . .               $   1,411                    $   1,394

     Net realized (losses) recoveries on investments . . . . . . . .                     (60)                          10

     Net change in unrealized depreciation on investments  . . . . .                     (21)                         (59)
                                                                                    --------                     --------

         Net increase in net assets resulting from operations  . . .                   1,330                        1,345


 Distributions to Shareholders from:

      Net investment income  . . . . . . . . . . . . . . . . . . . .                  (1,315)                      (1,179)

 Capital Share Transactions:

 Issuance of common shares in connection with dividend
 reinvestment plan . . . . . . . . . . . . . . . . . . . . . . . . .                      66                           43
                                                                                    --------                     --------
 Total increase in net assets  . . . . . . . . . . . . . . . . . . .                      81                          209



 Net assets at beginning of period . . . . . . . . . . . . . . . . .                  32,884                       32,788
                                                                                    --------                     --------


 Net assets at end of period . . . . . . . . . . . . . . . . . . . .               $  32,965                    $  32,997
                                                                                    ========                     ========


 Net asset value per share . . . . . . . . . . . . . . . . . . . . .               $    7.51                    $    7.55
                                                                                    ========                     ========


 Shares outstanding at end of period . . . . . . . . . . . . . . . .                   4,389                        4,373
                                                                                    ========                     ========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            For the three months ended March 31,
                                                                                            ------------------------------------
                                                                                                  1996                  1995
                                                                                                  -----                 -----

 Cash Flows from Operating Activities:

    Net increase in net assets resulting from operations . . . . . . . . . . . . . .            $    1,330             $    1,345

    Adjustments to reconcile net increase in assets resulting from operations to net cash provided by (used in) operating activities:

        Premium income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (662)                  (605)

        Amortization of loan discounts and fees  . . . . . . . . . . . . . . . . . .                  (100)                  (110)

        Net realized loss (recoveries) on investments  . . . . . . . . . . . . . . .                    60                    (10)

        Net unrealized depreciation on investments   . . . . . . . . . . . . . . . .                    21                     59

  Changes in assets and liabilities:

      Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . .                    29                   (156)

      Excess servicing asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (402)                  (256)

      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   115                    267

      Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .                (1,135)                   111

      Investment advisory fee payable  . . . . . . . . . . . . . . . . . . . . . . .                   (16)                    (5)
                                                                                                ----------             ----------

          Net cash (used in)provided by operating activities . . . . . . . . . . . .                  (760)                   640
                                                                                                ----------             ----------
 Cash flows from Investing Activities:

     Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (6,509)                (8,917)

     Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . . . . . . .                 8,080                  9,981

     Collection of principal . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,901                    566
                                                                                                ----------             ----------
          Net cash provided by investing activities  . . . . . . . . . . . . . . . .                 3,472                  1,630
                                                                                                ----------             ----------

 Cash Flows from Financing Activities:

      Dividends and distributions paid . . . . . . . . . . . . . . . . . . . . . . .                (1,589)                (1,398)

      Net borrowings (repayments) under revolving lines of credit  . . . . . . . . .                (2,906)                  (735)
                                                                                                ----------             ----------

            Net cash used in financing activities  . . . . . . . . . . . . . . . . .                (4,495)                (2,133)
                                                                                                ----------             ----------

        Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .                (1,783)                   137

       Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .                 3,020                  1,297
                                                                                                ----------             ----------
       Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .            $    1,237             $    1,434
                                                                                                ==========             ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Lending Corporation (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DISTRIBUTIONS

         The Company's board of directors declared and the Company paid a dividend of $0.30 per share for the first quarter of 1996. The Company's board of directors also declared an extra distribution in December 1995 of $0.0775 per share, which was paid to stockholders on January 31, 1996, for a total distribution in 1995 equal to $1.22 per share.

NOTE 3.  NOTES PAYABLE

         The Company has a $19,000,000 secured line of credit with a bank which expires December 31, 1996. The interest rate associated with this line of credit is equal to the one-month LIBOR plus 2.2 percent per annum, payable monthly. As of March 31, 1996 and December 31, 1995, the Company was paying interest at 7.51 percent and 7.95 percent per annum, respectively, on the amounts outstanding under this line. The line of credit requires a quarterly facility fee of 0.375 percent per annum on the unused portion of the line of credit. As of March 31, 1996 and December 31, 1995, the Company had outstanding borrowings under the secured line of credit equal to $8,950,000 and $13,335,000, respectively.

         The Company had a $2,000,000 unsecured line of credit with a bank, which charged interest at The Wall Street Journal prime rate plus 0.25 percent per annum, payable monthly, that expired April 24, 1996. As of March 31, 1996 and December 31, 1995, the Company was paying interest at 8.50 percent and 8.75 percent per annum, respectively, on the amounts outstanding under this line. The line of credit required a quarterly facility fee of 0.375 percent per annum on the unused portion of the line of credit. As of March 31, 1996 and December 31, 1995, the Company had outstanding borrowings under the unsecured line of credit equal to $775,000 and $1,055,000, respectively

         The Company's subsidiary has a credit agreement whereby the subsidiary can borrow up to $20,000,000 in order to finance its loans to small business concerns. This credit agreement bears interest at a rate equal to one-month LIBOR plus 2 percent per annum, payable monthly, and expires on September 27, 1996. As of March 31, 1996 and December 31, 1995, the subsidiary was paying interest of 7.44 percent and ranging from 7.75 to 7.93 percent per annum, respectively, on the amounts outstanding under this line. The agreement requires a quarterly facility fee of 0.15 percent per annum on the unused portion of the line. As of March 31, 1996 and December 31, 1995, the subsidiary had outstanding borrowings under this agreement equal to $6,283,000 and $4,524,000, respectively.

NOTE 4.  SUBSEQUENT EVENTS

         The Company issued to common stockholders of record at the close of business on April 26, 1996, non-transferable subscription rights that entitle record date stockholders to subscribe for and purchase from the Company up to one authorized, but heretofore unissued share of the Company's common stock for each five

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         subscription rights held. The offer commenced on May 6, 1996 and the Company is offering a total of 628,909 shares of common stock pursuant to this offer. Stockholders who fully exercise their subscription rights are entitled to the additional privilege of subscribing for shares from the offering not acquired by the exercise of subscription rights. In addition, the Company at its option may increase the number of shares subject to subscription by up to 15 percent, or up to 94,336 shares, for an aggregate total of 723,245 shares available under the offering.

         The subscription price per common share will be equal to 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date) and each of the four preceding business days.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $32.8 million at March 31, 1996 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Company originated $6.5 million in new loans during the first quarter of 1996. Net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses decreased by $2.8 million to $44.4 million at March 31, 1996 as compared to December 31, 1995. At March 31, 1996, loans to small businesses totaled 87% of the Company's total assets, compared to 85% at December 31, 1995.

         As of March 31, 1996 and December 31, 1995, the Company was paying an interest rate of 7.51% and 7.95% per annum, respectively for its $19 million secured line of credit. The secured line of credit expires December 31, 1996. The Company had total borrowings under this facility equal to $8.9 million at March 31, 1996. In April 1996, this line of credit was amended to increase the borrowing limit to $20 million. This line of credit is used to finance loans made under the
         Section 7(a) guaranteed loan program.

         As of March 31, 1996 the Company had an unsecured line of credit with a borrowing limit of $2 million that bears interest at The Wall Street Journal prime rate plus 0.25% per annum. As of March 31, 1996 and December 31, 1995, the Company was paying an interest rate of 8.50% and 8.75% per annum, respectively, and had total borrowings under the facility equal to $0.8 million at March 31, 1996. In April 1996, the Company canceled this unsecured line of credit.

         The Company, through its subsidiary, has a credit agreement with an investment bank whereby the subsidiary can borrow up to $20 million in order to finance its loans closed under the SBA 504 program and companion loans closed in conjunction with guaranteed loans. This credit agreement bears interest at one-month LIBOR plus 2% per annum and expires in September 1996. As of March 31, 1996 and December 31, 1995, the Company was paying interest of 7.44% and ranging from 7.75% to 7.93% per annum, respectively. The Company had total borrowings under this agreement equal to $6.3 million at March 31, 1996.

         In addition, the Company's subsidiary entered into a new line of credit with a bank in April 1996 to borrow up to $15 million at one-month LIBOR plus 2.7% which expires May 31, 1997. This line of credit will also be used to finance the subsidiary's loans closed under the Section 504 program and companion loans closed in conjunction with guaranteed loans.

         Management plans to continue to use leverage to finance the growth of the Company, however as a business development company (BDC), the Company must maintain 200% asset coverage for indebtedness representing senior securities, which will limit the Company's ability to borrow. It is management's belief that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings, debt financings, or loan sales. The Company anticipates that adequate cash will be available to make new loans, fund its operating and administrative expenses, satisfy debt service obligations and pay dividends throughout 1996.

         The Company issued to common stockholders of record at the close of business on April 26, 1996, non-transferable subscription rights that entitle record date stockholders to subscribe for and purchase from the Company up to one authorized, but heretofore unissued share of the Company's common stock for each five subscription rights held. The offer commenced on May 6, 1996 and the Company is offering a total of 628,909 shares of common stock pursuant to this offer. Stockholders who fully exercise their subscription rights are entitled to the additional privilege of subscribing for shares from the offering not acquired by the exercise of subscription rights. In addition, the Company at its option may increase the number of shares subject to subscription by up to 15 percent, or up to 94,336 shares, for an aggregate total of 723,245 shares available under the offering.

         The subscription price per common share will be equal to 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date) and each of the four preceding business days.

         The Company is anticipating a reorganization of its corporate structure and is in the process of seeking exemptive relief from the Commission and permission from the SBA for the new structure. Under the proposed new structure the Company would become a holding company with two wholly owned subsidiaries ("Subsidiary I" and "Subsidiary II"). The Company will transfer its SBLC license and all Section 7(a) loans and related assets to Subsidiary I in return for 100% of Subsidiary I's stock. The Company will contribute its 99% limited partnership interest in its Subsidiary and all of its loans and related assets to Subsidiary II in return for 100% of its stock. Simultaneously with this transaction, Subsidiary II will purchase the 1% limited partnership interest of the Subsidiary not owned by the Company from the limited partner at a nominal purchase price. The Company believes the new structure will provide the Company and its proposed subsidiaries with greater flexibility to operate within certain regulatory constraints and further increase its ability to generate loans.

         RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 1996 to March 31, 1995

         For the three months ended March 31, 1996, the net increase in net assets resulting from operations was $1.3 million, or $0.30 per share, which was even with $1.3 million, or $0.31 per share, for the same period for 1995.

         Investment income increased $426,000 or 23%, over the comparative three months in 1995 to $2.3 million. This increase is due to the net increase in loans of $12.5 million from March 31, 1995, which increased interest income earned by the Company. Premium income from the sales of the guaranteed portion of the Section 7(a) guaranteed loans was $662,000 in the three months ended March 31, 1996 as compared to $605,000 for the three months ended March 31, 1995.

         Investment advisory fees increased from $314,000 for the three months ended March 31, 1996, a 40% increase over $224,000 for the three months ended March 31, 1995. This increase is a result of an increase in invested and other assets on which the advisory fee is based. Interest expense was $369,000 for the three months ended March 31, 1996 as compared to $74,000 for the same period in 1995. This increase is due to the Company and its subsidiary financing its new investments in loans by using leverage, which resulted in an increase in notes payable outstanding of $16 million at March 31, 1996 compared to $2.4 million at March 31, 1995. All other expenses of $132,000 for the three months ended March 31, 1996 were approximately constant with $135,000 for the same period of 1995.

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

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

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

                                      ALLIED CAPITAL LENDING CORPORATION
                                      ----------------------------------
                                                  (Registrant)



                                      /s/ Jon A.DeLuca
                                      ----------------------------------
Date: May 13, 1995                    Jon A. DeLuca
      ------------                    Executive Vice President and
                                      Chief Financial Officer