Form 10-Q
period 1996-06-30
ALLIED CAPITAL LENDING CORP
filed 1996-08-14
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                              Commission file number:
ended JUNE 30, 1996                                          0-22832
      -------------                                  ------------------------


                      ALLIED CAPITAL LENDING CORPORATION
         -----------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                            52-1081052
- -----------------------                            ------------------------
(State or jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification  No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                               1666 K STREET, NW
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                    ---------------------------------------
                    (Address of principal executive offices)


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

On August 5, 1996 there were 5,117,521 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three and Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows  - For the Six Months Ended
             June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                        PART I - Financial Information
Item 1.  Financial Statements
                       ALLIED CAPITAL LENDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                                                  June 30,       December 31,
                                                                                                  -------        -----------
                                                                                                    1996             1995
                                                                                                    ----             ----
                                                                                                 (unaudited)
                  ASSETS

                  Investments at value:

                    Loans receivable (cost: 1996 - $46,960; 1995 - $46,451) . . . . . . . .        $46,754          $46,223

                    Loans held for sale (cost: 1996 - $6,155; 1995 - $851)  . . . . . . . .          6,464              924
                                                                                                    ------          -------
                            Total investments . . . . . . . . . . . . . . . . . . . . . . .         53,218           47,147

                  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .          1,354            3,020

                  Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .            801              732

                  Excess servicing asset  . . . . . . . . . . . . . . . . . . . . . . . . .          4,281            3,828

                  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            952              753
                                                                                                    ------          -------
                           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $60,606          $55,480
                                                                                                    ======           ======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                  Liabilities:

                    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $18,664          $18,914

                    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .          2,068            3,012

                    Investment advisory fee payable . . . . . . . . . . . . . . . . . . . .            372              330

                    Dividends and distributions payable . . . . . . . . . . . . . . . . . .              -              340
                                                                                                    ------           ------
                           Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .         21,104           22,596
                                                                                                    ------           ------

                  Commitments and Contingencies

                  Shareholders' Equity:

                  Common stock, $0.0001 par value; 20,000,000 shares
                    authorized; 4,943,163 and 4,384,921 shares issued and
                    outstanding at 6/30/96 and 12/31/95 . . . . . . . . . . . . . . . . . .              -               -

                  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .         40,191           33,252

                  Net unrealized appreciation (depreciation) on investments . . . . . . . .            103             (155)

                  Distributions in excess of accumulated  earnings  . . . . . . . . . . . .           (792)            (213)
                                                                                                    ------           ------

                            Total shareholders' equity  . . . . . . . . . . . . . . . . . .         39,502           32,884
                                                                                                    ------           ------
                            Total liabilities and shareholders' equity  . . . . . . . . . .        $60,606          $55,480
                                                                                                    ======           ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                    For the Three Months Ended         For the Six Months Ended
                                                                             June 30,                          June 30,
                                                                             -------                           -------

                                                                        1996             1995             1996             1995
                                                                        ----             ----             ----             ----
 Investment Income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . .          $1,668           $1,464           $3,259           $2,686

   Premium income  . . . . . . . . . . . . . . . . . . . . .             269              307              931              912
                                                                       -----            -----            -----            -----
     Total investment income . . . . . . . . . . . . . . . .           1,937            1,771            4,190            3,598
                                                                       -----            -----            -----            -----


 Operating Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . .             371              273              685              497

   Interest expense  . . . . . . . . . . . . . . . . . . . .             466              179              862              253

   Other operating expenses  . . . . . . . . . . . . . . . .             209               88              341              223
                                                                       -----            -----            -----            -----

     Total expenses  . . . . . . . . . . . . . . . . . . . .           1,046              540            1,888              973
                                                                       -----            -----            -----            -----


 Net investment income . . . . . . . . . . . . . . . . . . .             891            1,231            2,302            2,625

 Net realized losses on investments  . . . . . . . . . . . .             (24)             (48)             (84)             (38)
                                                                       -----            -----            -----            -----


 Net investment income before net unrealized
  appreciation on investments  . . . . . . . . . . . . . . .             867            1,183            2,218            2,587

 Net unrealized appreciation on investments  . . . . . . . .             279               65              258                6
                                                                       -----            -----            -----            -----



 Net increase in net assets resulting from operations  . . .          $1,146           $1,248           $2,476           $2,593
                                                                       =====            =====            =====            =====


 Earnings per share  . . . . . . . . . . . . . . . . . . . .          $ 0.25           $ 0.29           $ 0.55           $ 0.59
                                                                       =====            =====            =====            =====


 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . .           4,549            4,377            4,469            4,377
                                                                       =====            =====            =====            =====





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                                   For the Six Months Ended
                                                                                                          June 30,
                                                                                                          -------

                                                                                                    1996             1995
                                                                                                    ----             ----
                  Increase in Net Assets Resulting from Operations:

                      Net investment income . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,302          $ 2,625

                      Net realized losses on investments  . . . . . . . . . . . . . . . . .            (84)             (38)

                      Net unrealized appreciation on investments  . . . . . . . . . . . . .            258                6
                                                                                                     -----            -----

                          Net increase in net assets resulting from operations  . . . . . .          2,476            2,593
                                                                                                     -----            -----


                  Distributions to shareholders . . . . . . . . . . . . . . . . . . . . . .         (2,797)          (2,415)
                                                                                                    ------           ------


                  Capital Share Transactions:

                    Issuance of common shares in rights offering  . . . . . . . . . . . . .          6,809                -

                    Issuance of common shares in lieu of cash distributions . . . . . . . .            130               87
                                                                                                     -----           ------

                        Net increase in net assets resulting from capital share
                            transactions  . . . . . . . . . . . . . . . . . . . . . . . . .          6,939               87
                                                                                                     -----           ------

                  Total increase in net assets  . . . . . . . . . . . . . . . . . . . . . .          6,618              265


                  Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .         32,884           32,788
                                                                                                    ------           ------


                  Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .        $39,502          $33,053
                                                                                                    ======           ======


                  Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . .        $  7.99          $  7.55
                                                                                                    ======           ======


                  Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .          4,943            4,377
                                                                                                    ======           ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                 (unaudited)

                                                                                                   For the Six Months Ended
                                                                                                           June 30,
                                                                                                           -------

                  Cash Flows from Operating Activities:                                             1996             1995
                                                                                                    ----             ----
                     Net increase in net assets resulting from operations . . . . . . . . .        $ 2,476          $ 2,593

                     Adjustments to reconcile net increase in assets resulting from operations to net cash provided by (used in) operating activities:

                         Premium income . . . . . . . . . . . . . . . . . . . . . . . . . .           (931)            (912)

                         Amortization of loan discounts and fees  . . . . . . . . . . . . .           (192)            (167)

                         Net realized losses on investments . . . . . . . . . . . . . . . .             84               38

                         Net unrealized appreciation on investments   . . . . . . . . .               (258)              (6)

                   Changes in assets and liabilities:

                       Accrued interest receivable  . . . . . . . . . . . . . . . . . . . .            (69)            (243)

                       Excess servicing asset . . . . . . . . . . . . . . . . . . . . . . .           (453)            (314)

                       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (199)              39

                       Accounts payable and accrued expenses  . . . . . . . . . . . . . . .           (944)             324

                       Investment advisory fee payable  . . . . . . . . . . . . . . . . . .             42               43
                                                                                                   -------         --------

                           Net cash provided by (used in) operating activities  . . . . . .           (444)           1,395
                                                                                                   --------        --------
                  Cash flows from Investing Activities:

                      Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,619)         (21,597)

                      Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . .         11,860           14,049

                      Collection of principal . . . . . . . . . . . . . . . . . . . . . . .          4,985            1,681
                                                                                                   -------          -------
                           Net cash used in investing activities  . . . . . . . . . . . . .         (4,774)          (5,867)
                                                                                                   -------          -------

                  Cash Flows from Financing Activities:

                       Issuance of common shares  . . . . . . . . . . . . . . . . . . . . .          6,809                -

                       Dividends and distributions paid . . . . . . . . . . . . . . . . . .         (3,007)          (2,591)

                       Net borrowings (repayments) under revolving lines of credit  . . . .           (250)           6,785
                                                                                                    ------           ------

                             Net cash provided by financing activities  . . . . . . . . . .          3,552            4,194
                                                                                                    ------           ------

                  Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .         (1,666)            (278)

                  Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .          3,020            1,297
                                                                                                    ------           ------

                  Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $ 1,354          $ 1,019
                                                                                                    ======           ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30. 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Lending Corporation (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DISTRIBUTIONS

         The Company's board of directors declared a second quarter dividend equivalent to $0.30 per share payable on June 28, 1996 to shareholders of record on June 14, 1996. In connection with this dividend, the Company paid cash of $1,417,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $64,000 for a total dividend of $1,481,000. In addition, the Company's board of directors declared a first quarter dividend equivalent to $0.30 per share payable on March 29, 1996 to shareholders of record on March 15, 1996. In connection with this dividend, the Company paid cash of $1,263,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $53,000 for a total dividend of $1,316,000.

NOTE 3.  NOTES PAYABLE

         The Company has a $20,000,000 secured line of credit with a bank which expires December 31, 1996. The interest rate associated with this line of credit is equal to the one-month LIBOR plus 2.2 percent per annum, payable monthly. As of June 30, 1996 and December 31, 1995, the Company was paying interest at 7.638 percent and 7.95 percent per annum, respectively, on the amounts outstanding under this line. The line of credit requires a quarterly facility fee of 0.375 percent per annum on the unused portion of the line of credit. As of June 30, 1996 and December 31, 1995, the Company had outstanding borrowings under the secured line of credit equal to $13,603,000 and $13,335,000, respectively.

         The Company had a $2,000,000 unsecured revolving line of credit with a bank, which charged interest at The Wall Street Journal prime rate plus 0.25 percent per annum, payable monthly. This unsecured line of credit was canceled in April 1996. As of December 31, 1995, the Company was paying interest at 8.75 percent per annum on the amount outstanding under this line. The line of credit required a quarterly facility fee of 0.375 percent per annum on the unused portion of the line of credit. As of December 31, 1995, the Company had outstanding borrowings under the unsecured line of credit equal to $1,055,000.

         The Company's subsidiary has a credit agreement with an investment bank whereby the subsidiary can borrow up to $20,000,000 in order to finance its loans to small business concerns. This credit agreement bears interest at a rate equal to one-month LIBOR plus 2 percent per annum, payable monthly, and expires on September 27, 1996. The agreement requires a quarterly facility fee of 0.15 percent per annum on the unused portion of the line. The subsidiary had total borrowings under this agreement equal to $4,524,000 at December 31, 1995, at interest rates ranging from 7.75 percent to 7.93 percent per annum. There were no borrowings under this agreement at June 30, 1996.

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30. 1996
                                  (UNAUDITED)

         The Company's subsidiary entered into a new secured revolving line of credit with a bank in April 1996 to borrow up to $15,000,000 at one-month LIBOR plus 2.7 percent per annum, payable monthly, which expires May 31, 1997. As of June 30, 1996, the subsidiary was paying interest of 8.138 percent on the amounts outstanding under this line. The agreement requires payment of a quarterly facility fee of 0.375 percent per annum on the unused portion of the line. As of June 30, 1996, the subsidiary had outstanding borrowings under this agreement equal to $5,061,000.

NOTE 4.  SHAREHOLDERS' EQUITY

         The Company issued to common stockholders of record at the close of business on April 26, 1996, the record date, non-transferable subscription rights that entitled record date stockholders to subscribe for and purchase from the Company up to one authorized, but unissued share of the Company's common stock for each five subscription rights held ("rights offering"). The Company offered a total of 628,909 shares of common stock pursuant to this offer, with the right to increase the number of shares subject to be purchased by 15 percent, or 94,336 shares, for an aggregate total of 723,245 shares available under the offer. Stockholders who fully exercised their subscription rights were entitled to the additional privilege of subscribing for shares from the offer not acquired by the exercise of subscription rights.

         Stockholders participating in the rights offering subscribed for 195,457 shares through the primary subscription and 353,430 shares through the oversubscription privilege for a total of 548,887 shares. The subscription price per common share was $13.04, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date of the offer) and each of the four preceding business days. The Company received net proceeds of $6,809,000 from the rights offering after expenses of $349,000, including a 2.5 percent commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts.

NOTE 5.  SUBSEQUENT EVENTS

         The Company reserved the right to offer and sell any shares not subscribed for in the rights offering discussed in Note 4 to one or more third parties through a public offering. Therefore, in July 1996 the Company sold the 174,358 shares (includes the additional 94,336 shares added to the offer at the discretion of the Company as discussed in Note 4) not sold in the rights offering to a private buyer at a net price of $12.74 per share. The underwriter for the transaction received a 2.56% commission, or $0.326 per share. The Company estimates net proceeds of $2,100,000 from this sale after expenses of approximately $120,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $32,200,000 at June 30, 1996 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the Second Quarter Ended June 30, 1996 and 1995.

         For the three months ended June 30, 1996, the net increase in net assets resulting from operations was $1.1 million, or $0.25 per share, an 8.2% decrease from $1.2 million, or $0.29 per share, for the same period for 1995.

         Total investment income increased $166,000, or 9.4%, over the comparative three months in 1995 to $1.9 million. This increase is due to the net increase in loans of $13.5 million from June 30, 1995, which increased interest income earned by the Company. Premium income from the sales of the guaranteed portion of the Section 7(a) guaranteed loans was $269,000 for the three months ended June 30, 1996 as compared to $307,000 for the three months ended June 30, 1995. Premium income declined because fewer SBA guaranteed loans were available for sale in the second quarter of 1996, due to the slower loan origination pace experienced in the first quarter of 1996. Loan originations of $15.2 million in the second quarter of 1996, a 19% increase over the comparable quarter of the prior year, will be available for sale in the third and fourth quarters of 1996.

         Interest expense was $466,000 for the three months ended June 30, 1996 as compared to $179,000 for the same period in 1995. Interest expense increased due to increased borrowings in the second quarter of 1996 in order to fund the higher level of SBA guaranteed and related loan originations, and a small increase in the Company's short-term borrowing interest rates in the second quarter of 1996 as compared to the same period in 1995. The Company finances the origination of SBA
         Section 7(a) guaranteed loans and the 7(a) and 504 companion loans with warehouse credit facilities until the loans can be sold. Notes payable increased to $18.7 million at June 30, 1996 as compared to $9.9 million at June 30, 1995.

         Investment advisory fees increased $98,000 to $371,000 for the three months ended June 30, 1996 compared to $273,000 for the three months ended June 30, 1995. This increase also is a result of increased loan origination activity seen in the second quarter of 1996. All other expenses were $209,000 for the three months ended June 30, 1996, a 137.5% increase over other expenses of $88,000 for the same period of 1995 due primarily to an increase in stock record expenses incurred to service shareholders, portfolio monitoring expenses due to an increase in the number of loans in the portfolio, and board of directors fees due to an additional meeting held in the second quarter of 1996.

         At June 30, 1996 the Company held loans with a cost of $6.2 million for sale to third-party purchasers. These loans have been valued at their estimated sales price upon culminations of the sale. These loans consist of SBA 7(a), 504, and companion loans. These loans are expected to be sold at premiums ranging from 3.25% to 10%, and will be sold during the third and fourth quarters of 1996. The difference between the cost and value of the loans of $309,000 has been recorded as unrealized appreciation in the 1996 three- and six-month consolidated statement of operations.

         For the Six Months Ended June 30, 1996 and 1995.

         Net increase in net assets resulting from operations was $2.5 million, or $0.55 per share, for the six months ended June 30, 1996, compared to $2.6 million, or $.59 per share, for the same period in 1995. The decline in the net increase in net assets resulting from operations for the first six months of 1996 was caused by the same factors discussed in the quarter-to-quarter comparison above.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company originated $21.6 million in new loans during the first six months of 1996. Net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses increased by $6.1 million to $53.2 million at June 30, 1996 as compared to $47.1 million at December 31, 1995. At June 30, 1996, loans to small businesses totaled 88% of the Company's total assets, compared to 85% at December 31, 1995.

         As of June 30, 1996 and December 31, 1995, the Company was paying an interest rate of 7.638% and 7.95% per annum, respectively, for its $20 million secured line of credit. The secured line of credit expires December 31, 1996. The Company had total borrowings under this facility equal to $13.6 million at June 30, 1996. In April 1996, this line of credit was amended to increase the borrowing limit to $20 million from $19 million. This line of credit is used to finance loans made under the Section 7(a) guaranteed loan program.

         In April 1996, the Company canceled its unsecured line of credit that had a borrowing limit of $2 million and charged interest at The Wall Street Journal prime rate plus 0.25% per annum. As of December 31, 1995, the Company was paying an interest rate of 8.75% per annum and had total borrowings under the facility equal to $1.1 million.

         The Company's subsidiary has a credit agreement with an investment bank whereby the subsidiary can borrow up to $20 million in order to finance its loans closed under the SBA 504 program and companion loans closed in conjunction with guaranteed loans. This credit agreement bears interest at one-month LIBOR plus 2% per annum and expires September 27, 1996. The Company had total borrowings under this agreement equal to $4.5 million at December 31, 1995, at interest rates ranging from 7.75% to 7.93% per annum. There were no borrowings under this agreement at June 30, 1996.

         In addition, the Company's subsidiary entered into a new secured line of credit with a bank in April 1996 to borrow up to $15 million at one-month LIBOR plus 2.7% per annum which expires May 31, 1997. At June 30, 1996, the subsidiary was paying interest of 8.138% on the $5.1 million borrowed under this agreement. This line of credit is also being used to finance the subsidiary's loans closed under the
         Section 504 program and companion loans closed in conjunction with guaranteed loans.

         The Company issued to common stockholders of record at the close of business on April 26, 1996, the record date, non-transferable subscription rights that entitled record date stockholders to subscribe for and purchase from the Company up to one authorized, but unissued share of the Company's common stock for each five subscription rights held ("rights offering"). The Company offered a total of 628,909 shares of common stock pursuant to this offer, with the right to increase the number of shares subject to be purchased by 15 percent, or 94,336 shares, for an aggregate total of 723,245 shares available under the offer. Stockholders who fully exercised their subscription rights were entitled to the additional privilege of subscribing for shares from the offer not acquired by the exercise of subscription rights.

         Stockholders participating in the rights offering subscribed for 195,457 shares through the primary subscription and 353,430 shares through the oversubscription privilege for a total of 548,887 shares. The subscription price per common share was $13.04, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date of the offer) and each of the four preceding business days. The Company received net proceeds of $6.8 million from the rights offering after expenses of $349,000, including a 2.5 percent commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts.

         The Company reserved the right to offer and sell any shares not subscribed for in the rights offering to one or more third parties through a public offering. Therefore, in July 1996 the Company sold the 174,358 shares not sold in the rights offering to a private buyer at a net price of $12.74 per share. This price was determined as the $13.04 per share paid by shareholders in the rights offering on June 4, 1996 less the second quarter dividend of $0.30 per share paid to shareholders of record on June 14, 1996. This price allowed the buyer to purchase the stock in July 1996 at the same price he would have paid if he had been a shareholder participating in the rights offering prior to payment of the second quarter dividend. The underwriter for the transaction received a 2.56% commission, or $0.326 per share. The Company estimates net proceeds of $2.1 million from this sale after expenses of approximately $120,000.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Allied Capital Lending Corporation held its annual meeting of shareholders on May 13, 1996 in North Bethesda, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

                                                 FOR           WITHHELD
                                                 ---           --------
                 David Gladstone              4,183,261          19,515
                 George C. Williams           4,182,356          20,420
                 Katherine C. Marien          4,182,350          20,426
                 Jon W. Barker                4,183,190          19,587
                 Eleanor D. Bierbower         4,183,227          19,549
                 Robert V. Fleming II         4,183,261          19,515
                 Anthony T. Garcia            4,183,261          19,515
                 Arthur H. Keeney III         4,183,261          19,515
                 Robin B. Martin              4,183,117          19,659

         Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 4,168,563 shares voting in favor of ratification, 5,158 shares voting against the ratification, and 29,053 shares abstaining from voting.

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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

                                           ALLIED CAPITAL LENDING CORPORATION
                                           ----------------------------------
                                                   (Registrant)



                                           /s/ Jon A.DeLuca
                                           ----------------------------------
Date: August 12, 1996                      Jon A. DeLuca
      ---------------                      Executive Vice President and
                                           Chief Financial Officer