Form 10-Q
period 1996-09-30
ALLIED CAPITAL LENDING CORP
filed 1996-11-14
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


For the quarterly period                            Commission file number:
ended SEPTEMBER 30, 1996                                    0-22832
      ------------------                             ----------------------


                     ALLIED CAPITAL LENDING CORPORATION
         -----------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                             52-1081052
-----------------------                             ------------------------
(State or jurisdiction of                                 (IRS Employer
incorporation or organization)                          Identification No.)


                      C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, NW
                                  9TH FLOOR
                            WASHINGTON, DC  20006
              -------------------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

On November 8, 1996 there were 5,122,060 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows  - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .  10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                        PART I - Financial Information

Item 1.  Financial Statements

                      ALLIED CAPITAL LENDING CORPORATION
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except number of shares)


                                                                          September 30, 1996       December 31, 1995
                                                                          ------------------       -----------------
                                                                              (unaudited)
 ASSETS

 Investments at value:

   Loans receivable (cost: 1996 - $46,671; 1995 - $46,451) . . . .                $46,409                 $46,223

   Loans held for sale (cost: 1996 - $11,802; 1995 - $851) . . . .                 12,554                     924
                                                                                   ------                  ------

           Total investments . . . . . . . . . . . . . . . . . . .                 58,963                  47,147

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                    961                   3,020

 Accrued interest receivable . . . . . . . . . . . . . . . . . . .                    814                     732

 Excess servicing asset  . . . . . . . . . . . . . . . . . . . . .                  4,302                   3,828

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,921                     753
                                                                                   ------                  ------

          Total assets . . . . . . . . . . . . . . . . . . . . . .                $66,961                 $55,480
                                                                                   ======                  ======

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:

   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .                $23,325                 $18,914

   Accounts payable and accrued expenses . . . . . . . . . . . . .                  1,285                   3,012

   Investment advisory fee payable . . . . . . . . . . . . . . . .                    414                     330

   Dividends and distributions payable . . . . . . . . . . . . . .                      -                     340
                                                                                    -----                  ------
          Total liabilities  . . . . . . . . . . . . . . . . . . .                 25,024                  22,596
                                                                                   ------                  ------

 Commitments and Contingencies

 Shareholders' Equity:

 Common stock, $0.0001 par value; 20,000,000 shares
   authorized; 5,122,060 and 4,384,921 shares issued and
   outstanding at 9/30/96 and 12/31/95 . . . . . . . . . . . . . .                      1                      -

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                 42,382                  33,252

 Net unrealized appreciation (depreciation) on investments . . . .                    490                    (155)

 Distributions in excess of accumulated  earnings  . . . . . . . .                   (936)                   (213)
                                                                                   ------                  ------

           Total shareholders' equity  . . . . . . . . . . . . . .                 41,937                  32,884
                                                                                   ------                  ------

           Total liabilities and shareholders' equity  . . . . . .                $66,961                 $55,480
                                                                                   ======                  ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                          September 30,                     September 30,
                                                                          ------------                      ------------

                                                                       1996             1995             1996             1995
                                                                       ----             ----             ----             ----
 Investment Income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . .          $1,993           $1,649           $5,252           $4,335

   Premium income  . . . . . . . . . . . . . . . . . . . . .             271              678            1,202            1,590
                                                                       -----            -----            -----            -----
     Total investment income . . . . . . . . . . . . . . . .           2,264            2,327            6,454            5,925
                                                                       -----            -----            -----            -----


 Operating Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . .             414              310            1,099              807

   Interest expense  . . . . . . . . . . . . . . . . . . . .             416              306            1,278              559

   Other operating expenses  . . . . . . . . . . . . . . . .              28              131              369              354
                                                                       -----            -----            -----            -----

     Total expenses  . . . . . . . . . . . . . . . . . . . .             858              747            2,746            1,720
                                                                       -----            -----            -----            -----


 Net investment income . . . . . . . . . . . . . . . . . . .           1,406            1,580            3,708            4,205

 Net realized loss on investments  . . . . . . . . . . . . .             (15)            (114)             (99)            (153)
                                                                       -----            -----            -----            -----


 Net investment income before net unrealized
  appreciation (depreciation) on investments . . . . . . . .           1,391            1,466            3,609            4,052

 Net unrealized appreciation (depreciation) on investments .             387              (64)             645              (57)
                                                                       -----            -----            -----            -----



 Net increase in net assets resulting from operations  . . .          $1,778           $1,402           $4,254           $3,995
                                                                       =====            =====            =====            =====


 Earnings per share  . . . . . . . . . . . . . . . . . . . .          $ 0.35           $ 0.32           $ 0.91           $ 0.91
                                                                       =====            =====            =====            =====


 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . .           5,072            4,381            4,672            4,381
                                                                       =====            =====            =====            =====





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                      ------------

                                                                                  1996             1995
                                                                                  ----             ----
Increase in Net Assets Resulting from Operations:

    Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,708          $ 4,205

    Net realized loss on investments  . . . . . . . . . . . . . . . . . . . .        (99)            (153)

    Net unrealized appreciation (depreciation) on investments . . . . . . . .        645              (57)
                                                                                  ------           ------

        Net increase in net assets resulting from operations  . . . . . . . .      4,254            3,995
                                                                                  ------           ------


Distributions to Shareholders . . . . . . . . . . . . . . . . . . . . . . . .     (4,332)          (3,686)
                                                                                  ------           ------


Capital Share Transactions:

  Sale of common shares in private offering . . . . . . . . . . . . . . . . .      2,125                -

  Issuance of common shares in rights offering  . . . . . . . . . . . . . . .      6,809                -

  Issuance of common shares in lieu of cash distributions . . . . . . . . . .        197              133
                                                                                  ------           ------

      Net increase in net assets resulting from capital share transactions. .      9,132              133
                                                                                  ------           ------

Total increase in net assets  . . . . . . . . . . . . . . . . . . . . . . . .      9,053              442


Net assets at beginning of period . . . . . . . . . . . . . . . . . . . . . .     32,884           32,788
                                                                                  ------           ------


Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . . . .    $41,937          $33,230
                                                                                  ======           ======


Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8.19          $  7.59
                                                                                  ======           ======



Shares outstanding at end of period . . . . . . . . . . . . . . . . . . . . .      5,122            4,381
                                                                                  ======           ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL LENDING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                      ------------

                                                                                  1996             1995
                                                                                  ----             ----
Cash Flows from Operating Activities:

   Net increase in net assets resulting from operations . . . . . . . . .        $ 4,254          $ 3,995

   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:

       Premium income . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,202)          (1,590)

       Amortization of loan discounts and fees  . . . . . . . . . . . . .           (282)            (322)

       Net realized loss on investments . . . . . . . . . . . . . . . . .             99              153

       Net unrealized (appreciation) depreciation on investments  . . . .           (645)              57

   Changes in assets and liabilities:

     Accrued interest receivable  . . . . . . . . . . . . . . . . . . . .            (82)            (267)

     Excess servicing asset . . . . . . . . . . . . . . . . . . . . . . .           (474)            (684)

     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,168)            (112)

     Accounts payable and accrued expenses. . . . . . . . . . . . . . . .         (1,727)             222

     Investment advisory fee payable  . . . . . . . . . . . . . . . . . .             84               80
                                                                                  ------          -------

         Net cash provided by (used in) operating activities  . . . . . .         (1,143)           1,532
                                                                                  -------         -------

Cash flows from Investing Activities:

    Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . .        (34,616)         (37,980)

    Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . .         13,830           20,662

    Collections from loans receivable . . . . . . . . . . . . . . . . . .         11,000            6,686
                                                                                  ------          -------

         Net cash used in investing activities  . . . . . . . . . . . . .         (9,786)         (10,632)
                                                                                  ------          -------

Cash Flows from Financing Activities:

     Proceeds from the issuance of common shares  . . . . . . . . . . . .          8,934            ---

     Dividends and distributions paid . . . . . . . . . . . . . . . . . .         (4,475)          (3,816)

     Net borrowings under revolving lines of credit . . . . . . . . . . .          4,411           13,055
                                                                                  ------           ------

           Net cash provided by financing activities  . . . . . . . . . .          8,870            9,239
                                                                                  ------           ------

Net (decrease) increase in cash and cash equivalents  . . . . . . . . . .         (2,059)             139

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .          3,020            1,297
                                                                                  ------           ------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $   961          $ 1,436
                                                                                  ======           ======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30. 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Lending Corporation (the Company) and its 99% owned limited partnership, ACLC Limited Partnership (the "Partnership") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DIVIDENDS AND DISTRIBUTIONS

         The Company's board of directors declared a third quarter dividend equivalent to $0.30 per share payable on September 30, 1996 to shareholders of record on September 13, 1996. In connection with this dividend, the Company paid cash of $1,467,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $68,000 for a total dividend of $1,535,000. The Company's board of directors have declared dividends during 1996 equivalent to $0.90 per share or $4,332,000. In connection with these dividends, the Company has paid cash of $4,147,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $185,000 for a total dividend of $4,332,000.

NOTE 3.  NOTES PAYABLE

         The Company has a $20,000,000 secured line of credit with a bank which expires November 30, 1996. The interest rate associated with this line of credit is equal to the one-month LIBOR plus 2.2 percent per annum, payable monthly. As of September 30, 1996 and December 31, 1995, the Company was paying interest at 7.64 percent and 7.95 percent per annum, respectively, on the amounts outstanding under this line. The line of credit requires a quarterly facility fee of 0.375 percent per annum on the unused portion of the line of credit. As of September 30, 1996 and December 31, 1995, the Company had outstanding borrowings under the secured line of credit equal to $19,601,000 and $13,335,000, respectively. Subsequent to September 30, 1996, the Company is renegotiating this line of credit agreement. The facility is expected to have a $25 million borrowing capacity. The Company's borrowings under this line of credit are anticipated to be subject to a rate of 30-day LIBOR plus 1.6% for borrowings against the guaranteed portion of the loans and a rate of 30-day LIBOR plus 2.2% for the borrowings against the unguaranteed portions of the loans. In addition, it is anticipated that the Company will be subject to an annual facility fee equal to approximately 0.2% of $25 million.

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

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30. 1996
                                  (UNAUDITED)



         The Partnership had a credit agreement with an investment bank whereby the it could borrow up to $20,000,000 in order to finance its loans to small business concerns. This credit agreement charged interest at a rate equal to one-month LIBOR plus 2 percent per annum, payable monthly, and expired on September 30, 1996. The agreement required a quarterly facility fee of 0.15 percent per annum on the unused portion of the line. The Partnership had total borrowings under this agreement equal to $4,524,000 at December 31, 1995, at interest rates ranging from 7.75 percent to 7.93 percent per annum. There were no borrowings under this agreement at September 30, 1996. The Partnership did not renew this credit agreement.

         The Partnership has a secured revolving line of credit with a bank to borrow up to $15,000,000 at a rate equal to one-month LIBOR plus 2.7 percent per annum, payable monthly, which expires November 30, 1996.
         As of September 30, 1996, the Partnership was paying interest of
         8.138 percent on the amounts outstanding under this line. The agreement requires payment of a quarterly facility fee of 0.375 percent per annum on the unused portion of the line. As of September 30, 1996, the Partnership had outstanding borrowings under this agreement equal to $3,724,000. Subsequent to September 30, 1996, the Partnership is anticipating modifying this line of credit agreement. The facility is expected to have a $15 million borrowing capacity and the Partnership borrowings under this line of credit are anticipated to be subject to a rate of 30-day LIBOR plus 1.6%. In addition, the Partnership is expected to be subject to an annual facility fee equal to 0.2% of $15 million.

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

         Stockholders participating in the rights offering subscribed for 195,457 shares through the primary subscription and 353,430 shares through the oversubscription privilege for a total of 548,887 shares. The subscription price per common share was $13.04, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date of the offer) and each of the four preceding business days. The Company paid a 2.5 percent commission to eligible broker/dealers on each share sold as a result of their soliciting efforts. The Company received gross proceeds of $7,158,000 from the rights offering.

         The Company reserved the right to offer and sell any shares not subscribed for in the rights offering to one or more third parties through a public offering ("public offering"). Therefore, in July 1996 the Company sold the 174,358 shares (including the additional 94,336 shares added to the offer at the discretion of the Company) not sold in the rights offering to a private buyer at a net price of $12.74 per share. This price was determined as the $13.04 per share paid by shareholders in the rights offering on June 4, 1996 less the second quarter dividend of $0.30 per share paid to shareholders of record on June 14, 1996. This price allowed the buyer to purchase the stock in July 1996 at the same price he would have paid if he had been a shareholder participating in the rights offering prior to payment of the second quarter dividend. The underwriter for the transaction received a 2.56% commission, or $0.326 per share. The Company received gross proceeds of $2,221,000 from this sale.

         Net proceeds from the rights offering and public offering combined were $8,934,000, after expenses of $445,000, including commissions.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $37,500,000 at September 30, 1996 to invest in various existing and prospective portfolio companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         For the three months ended September 30, 1996, the net increase in net assets resulting from operations was $1.8 million, or $0.35 per share, a 27% increase from $1.4 million, or $0.32 per share, for the same period for 1995.

         Total investment income decreased $63,000 or 2.7%, over the comparative three months in 1995 to $2.3 million. This decrease is due to premium income decreasing $407,000 or 60% from the comparable period in 1995. Premium income decreased because loans available for sale were not sold as of September 30, 1996. The Company has marked-to-market the loans available for sale as of September 30, 1996 and has included in unrealized appreciation the estimated net premiums from the sale of these loans equal to $444,000. Interest income increased to $2.0 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995, which is a 21% increase. Interest income has increased because the Company has been able to grow its portfolio. As of September 30, 1996 and 1995, the Company's investments to small business concerns equaled $58.9 million and $45.1 million, respectively.

         Total expenses for the third quarter ended 1996 have increased 15% to $858,000 over the comparable quarter in 1995. The Company's investment advisory fee increased to $414,000 from $310,000 for the three months ended September 30, 1996 and 1995, respectively. This increase in advisory fee is the result of having a larger asset base on which the investment advisory fee is based. At September 30, 1996 and 1995, the Company had total assets of $66,961,000 and $51,156,000, respectively. Interest expense increased $110,000 to $416,000 from $306,000 for the three months ended September 30, 1996 and 1995, respectively. Interest expense increased due to increased borrowings in the third quarter of 1996 in order to fund the higher level of SBA guaranteed and related loan originations. In addition, the Company incurred additional interest expense because certain loans closed in previous quarters consisted of non-guaranteed loans, which require more time to sell in the secondary market which requires the Company to carry its borrowings for longer periods. The Company finances the origination of SBA Section 7(a) guaranteed loans and the 7(a) and 504 companion loans with warehouse credit facilities until the loans can be sold. Notes payable increased to $23.3 million at September 30, 1996 as compared to $16.2 million at September 30, 1995.

         All other expenses equaled $28,000 for the three months ended September 30, 1996, as compared to other expenses of $131,000 for the same period of 1995. This decrease is primarily due to timing of services rendered by the Company's vendors related to shareholder services and portfolio expenses.

         At September 30, 1996 the Company held loans with a cost of $11.8 million for sale to third-party purchasers. These loans have been valued at their estimated net sales price upon culmination of the sale. These loans consisted of SBA 7(a) and 504 companion loans. These loans are expected to be sold at net premiums ranging from 3.0% to 6.5%, and are anticipated to be sold during the fourth quarter of 1996.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         Net increase in net assets resulting from operations was $4.3 million, or $0.91 per share, for the nine months ended September 30, 1996, compared to $4.0 million, or $.91 per share, for the same period in 1995. Although the net increase in net assets resulting from operations equaled $0.91 per share for the nine months ended September 30, 1996 and 1995, the 1996 per share amounts reflect an increase of 6.6% in the weighted average number of shares and share equivalents used to calculate earnings per share.

         Total investment income for the nine months ended September 30, 1996 and 1995, equaled $6.5 million and $5.9 million, respectively. Interest income increased to $5.3 million from $4.3 million or 21% for the nine months ended September 30, 1996 and 1995, respectively. This increase is due to growth in the Company's investments in small business concerns. Premium income for the nine months ended September 30, 1996 equaled $1.2 million, which represents a decrease of $388,000 or 24% over the comparable period in 1995. This decrease in premium income results from the timing of loan sales to the secondary market place as discussed in the quarterly results comparison above.

         Total expenses for the nine months ended September 30, 1996 increased by $1.0 million or 60% to $2.7 million from $1.7 million for the same period in 1995. This increase in total expenses is primarily due to the investment advisory fee and interest expense. The Company's investment advisory fee is based upon total assets at the end of each quarter and increases as the Company's total assets increase on a quarterly basis. The Company is funding its growth in investments to small business concerns by borrowings from its existing credit lines. As the Company continues to borrow funds to finance its portfolio, interest expense increases. Other operating expenses have increased modestly in 1996 over 1995 and equaled $369,000 and $354,000 for the nine months ended September 30, 1996 and 1995, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company is licensed by the SBA as a small business lending company ("SBLC") and is a participant in the SBA Section 7 (a) Loan Program. The Company also participates in the SBA Section 504 Loan Program, currently through the ACLC Limited Partnership (the
         "Partnership"), and may also make other small business loans.   Allied
         Capital Advisers, Inc. ("Advisers") serves as the investment adviser of the Company under an investment advisory agreement.

         The Company has formed two new entities, Allied Capital SBLC Corporation ("Allied SBLC"), and Allied Capital Credit Corporation ("Allied Credit") during 1996 in anticipation of reorganizing the Company. Both Allied SBLC and Allied Credit (the "Subsidiaries") are Maryland corporations and closed-end management investment companies that intend to elect to be regulated as BDCs under the 1940 Act. Pursuant to a plan of reorganization, which was approved by the SBA on June 7, 1996 and for which the Securities and Exchange Commission granted exemptive relief on September 10, 1996, the Company will become the parent of the Subsidiaries. On or about December 1, 1996, it is anticipated that the Company will transfer its SBLC license and all Section 7(a) loans and related assets and liabilities to Allied SBLC in return for 100% of Allied SBLC's common stock. The Company will contribute its general partnership interest and its 99% limited partnership interest in the Partnership and all of its loans and related assets and liabilities to Allied Credit in return for 100% of Allied Credit's common stock. Simultaneous with this transaction, Allied Credit will purchase the 1% limited partnership interest not owned by the Company and the Partnership will be dissolved. Following the reorganization, Allied SBLC will hold the SBLC license and will participate in the Section 7(a) Loan Program. Allied Credit will generate companion loans to the 7(a) loans, participate in the SBA
         Section 504 Loan Program, and make other loans. The Company itself may also participate in the Section 504 Loan Program and may generate 7(a) companion loans as well as other loans not related to these SBA programs. The Company intends to maintain complete ownership of the Subsidiaries and to raise capital to finance the Subsidiaries, as needed. The Company believes this new structure will provide the Company and the Subsidiaries with greater flexibility to generate loans, and to operate within certain regulatory constraints.

         The Company originated $34.6 million in new loans during the first nine months of 1996. Net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses increased by $11.8 million to $58.9 million at September 30, 1996 as compared to $47.1 million at December 31, 1995. At September 30, 1996, loans to small businesses totaled 88% of the Company's total assets, compared to 85% at December 31, 1995.

         As of September 30, 1996 and December 31, 1995, the Company was paying an interest rate of 7.64% and 7.95% per annum, respectively, for its $20 million secured line of credit. The secured line of credit expires November 30, 1996. The Company had total borrowings under this facility equal to $19.6 million at September 30, 1996. In April 1996, this line of credit was amended to increase the borrowing limit to $20 million from $19 million. This line of credit is used to finance loans made under the Section 7(a) guaranteed loan program. Subsequent to September 30, 1996, the Company renegotiated and modified this line of credit agreement. As of December 1, 1996, it is anticipated that this line will be used by Allied SBLC. It is anticipated that the new facility will have a $25 million borrowing capacity. The Company's borrowings under this line of credit are expected to be subject to a rate of 30-day LIBOR plus 1.6% for borrowings against the guaranteed portions of the loans and a rate of 30-day LIBOR plus 2.2% for borrowings against the unguaranteed portions of the loans. In addition, it is expected that the Company will be subject to an annual facility fee equal to 0.2% of $25 million.

         In April 1996, the Company canceled its unsecured line of credit that had a borrowing limit of $2 million and charged interest at The Wall Street Journal prime rate plus 0.25% per annum. As of December 31, 1995, the Company was paying an interest rate of 8.75% per annum and had total borrowings under the facility equal to $1.1 million.

         The Partnership had a credit agreement with an investment bank whereby the Partnership can borrow up to $20 million in order to finance its loans closed under the SBA 504 program and companion loans closed in conjunction with guaranteed loans. This credit agreement charged interest at one-month LIBOR plus 2% per annum and expired September 30, 1996. The Company had total borrowings under this agreement equal to $4.5 million at December 31, 1995, at interest rates ranging from 7.75% to 7.93% per annum. There were no borrowings under this agreement at September 30, 1996. The Company did not renew this credit agreement.

         In addition, the Partnership entered into a new secured line of credit with a bank in April 1996 to borrow up to $15 million at one-month LIBOR plus 2.7% per annum which expires November 30, 1996. At September 30, 1996, the Partnership was paying interest of 8.138% on the $3.7 million borrowed under this agreement. This line of credit is also being used to finance the Partnership's loans closed under the
         Section 504 program and companion loans closed in conjunction with guaranteed loans. The Company is renegotiating this line of credit agreement. It is anticipated that this line will be used by Allied Credit following the reorganization. It is expected that the facility will have a $15 million borrowing capacity, and borrowings under this line of credit are expected to be subject to a rate of 30-day LIBOR plus 1.6%. In addition, it is expected that the Company will be subject to an annual facility fee equal to approximately 0.2% of $15 million.

         The Company issued to common stockholders of record at the close of business on April 26, 1996, the record date, non-transferable subscription rights that entitled record date stockholders to subscribe for and purchase from the Company up to one authorized but unissued share of the Company's common stock for each five subscription rights held ("rights offering"). The Company offered a total of 628,909 shares of common stock pursuant to this offer, with the right to increase the number of shares subject to be purchased by 15 percent, or 94,336 shares, for an aggregate total of 723,245 shares available under the offer. Stockholders who fully exercised their subscription rights were entitled to the additional privilege of subscribing for shares from the offer not acquired by the exercise of subscription rights.

         Stockholders participating in the rights offering subscribed for 195,457 shares through the primary subscription and 353,430 shares through the oversubscription privilege for a total of 548,887 shares. The subscription price per common share was $13.04, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on June 4, 1996 (the expiration date of the offer) and each of the four preceding business days. The Company paid a 2.5 percent commission to eligible broker/dealers on each share sold as a result of their soliciting efforts. The Company received gross proceeds of $7.2 million from the rights offering.

         The Company reserved the right to offer and sell any shares not subscribed for in the rights offering to one or more third parties through a public offering ("public offering"). Therefore, in July 1996 the Company sold the 174,358 shares not sold in the rights offering to a private buyer at a net price of $12.74 per share. This price was determined as the $13.04 per share paid by shareholders in the rights offering on June 4, 1996 less the second quarter dividend of $0.30 per share paid to shareholders of record on June 14, 1996. This price allowed the buyer to purchase the stock in July 1996 at the same price he would have paid if he had been a shareholder participating in the rights offering prior to payment of the second quarter dividend. The underwriter for the transaction received a 2.56% commission, or $0.326 per share. The Company received gross proceeds of $2.2 million from this sale.

         Net proceeds from the rights offering and public offering combined were $8.9 million, after expenses of $445,000, including commissions.

         Management plans to continue to use leverage to finance the growth of the Company, however as a business development company (BDC), the Company must maintain 200% asset coverage for indebtedness representing senior securities, which will limit the Company's ability to borrow. The Company will, however, be able to increase its leverage in Allied SBLC beyond the 200% asset coverage limit subject to market availability. It is management's belief that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings, debt financings, or loan sales. The Company anticipates that adequate cash will be available to make new loans, fund its operating and administrative expenses, satisfy debt service obligations and pay dividends over the next year.

         Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are included but are not limited to those listed in the Company's quarterly reports as filed on Form 10-Q and annual report as filed on Form 10-K.

                           Part II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                   ALLIED CAPITAL LENDING CORPORATION
                                   ----------------------------------
                                                  (Registrant)
                                                  ------------



Dated: November 13, 1996                        /s/ Jon A. DeLuca
      ------------------           --------------------------------------
                                   Executive Vice President and Chief Financial
                                   Officer