Form 10-K
period 1996-12-31
ALLIED CAPITAL LENDING CORP
filed 1997-03-31
CIK 3906

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-22832

                       ALLIED CAPITAL LENDING CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                     ----

                MARYLAND                                   52-1081052
      (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
           OF INCORPORATION)                           IDENTIFICATION NO.)

   C/O ALLIED CAPITAL ADVISERS, INC.
     1666 K STREET, NW, NINTH FLOOR                           20006
            WASHINGTON, D.C.                                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

                                     ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's common stock held other than by officers and directors of the registrant, officers of its investment adviser, and shares held by Allied Capital Corporation as of March 19, 1997 was approximately $82,476,527 based upon the average bid and asked price for the registrant's common stock on that date. As of March 19, 1997 there were 5,128,024 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1997 are incorporated by reference into Part III of this Report.


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

         The Company is a closed-end management investment company that elected in 1993 to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is licensed as a small business lending company ("SBLC") by the SBA, and in April 1995 formed ACLC Limited Partnership (the "Limited Partnership") in order to participate in the SBA's 504 loan program and make other small business loans to accompany its 7(a) Loans. In January 1997, the Company effected a reorganization whereby Allied Capital SBLC Corporation ("SBLC") and Allied Capital Credit Corporation ("Credit") became its subsidiaries.

         Prior to consummation of the Company's initial public offering in November 1993, the Company was a wholly owned subsidiary of Allied Capital Corporation ("Allied I"). After that date, Allied I continued to hold a significant number of the Company's shares, but agreed to divest itself of such shares by December 31, 1998 through public offerings, private placements, distributions to Allied I stockholders or otherwise. Allied I's holdings of the Company's shares represented approximately 16% of the Company's shares outstanding as of March 21, 1996.


Conduct of Business Through Subsidiaries

         Until 1995, the Company's operations were entirely dependent upon the SBA's 7(a) loan program (discussed below). In December 1994, in a move unexpected by the Company, the SBA temporarily altered its regulations concerning the Section 7(a) loan program and announced that it would place a loan size cap of $500,000 on the loans that it would guarantee under the
Section 7(a) loan program. In late 1995, the SBA altered the regulations again and restored the maximum guarantee to $750,000 for any one borrower, thus effectively raising the maximum loan size with a 75% guarantee to $1 million. The SBA's December 1994 reduction in the maximum loan size under the 7(a) loan program had no significant impact on the Company's results of operations for 1995 because the Company had a substantial backlog of loans already approved under prior rules.

         The frequency of regulatory changes in 1994 and 1995 prompted the Company to reevaluate its lending programs and expand its operations with additional small business loan programs. The Company determined that investing in loans generated under the SBA's Certified Development Company Program ("504 Loans"), and supplemental loans, not guaranteed by the SBA, to accompany the Company's 7(a) loans ("7(a) Companion Loans"), would afford it significant opportunities to diversify its operations and continue its growth. As an SBLC, however, the Company was prohibited from making 504 Loans and 7(a) Companion Loans. The Company formed the Limited Partnership to generate 504 Loans and 7(a) Companion Loans. During the fiscal year ended December 31, 1996, the Limited Partnership participated in the SBA's Certified Development Company Program and generated supplemental loans, not guaranteed by the SBA, to accompany the Company's 7(a) Loans.

         On January 1, 1997, the Company effected a reorganization of its internal structure to provide a more effective corporate structure to support the origination of 7(a) loans, 7(a) Companion Loans and 504 Loans. Pursuant to this reorganization, the Company transferred, as a capital contribution, all or substantially all of its assets related to 7(a) loan origination activity and its SBA-issued license to SBLC in exchange for 100% of SBLC's common stock. The Company dissolved the Limited Partnership and purchased the 1% limited partnership interest not owned by the Company, and assumed all the Partnership's assets and liabilities upon the dissolution.

         SBLC and Credit were organized under the laws of Maryland on March 29, 1996. SBLC and Credit each elected to be regulated as a BDC pursuant to Section 54(a) of the 1940 Act on December 24, 1996. On January 1, 1997, SBLC and Credit became wholly owned subsidiaries of the Company. The Company, SBLC and Credit intend to operate as one company and engage in consolidated reporting. The Company continues to explore other financial products and is actively pursuing entry into other loan programs to diversify its portfolio.


The Section 7(a) Loan Program

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

         The SBA designates certain participants in the Section 7(a) loan program as "preferred lenders" in designated markets. As of December 31, 1996, the Company was a preferred lender in 47 regional markets. The SBA also designates certain participants in the Section 7(a) loan program as "certified lenders." Applications for loan guarantees submitted by preferred and certified lenders receive expedited processing by the SBA. The SBA has designated the Company as a certified lender in all markets in which it is a preferred lender.

         As permitted by SBA regulations, the Company (currently through SBLC) systematically sells to investors, without recourse, the guaranteed portion of its loans. Under legislation adopted in 1993, a fee at the rate of 0.4% per annum on the outstanding principal balance of such loans sold in the secondary market is payable to the SBA. Such loan sales by the Company generally take place approximately three months after the closing of the loan and, under current market conditions, are made at a price of approximately 110% of the principal amount of the portion of the loan sold. In October 1995, the SBA amended its regulations and raised the annual fee on the guaranteed portion of loans approved by the SBA after October 12, 1995 to 0.5% per annum regardless of sale to the secondary market. The SBA also is entitled to a fee of 50% of any cash premium in excess of 10% received on loan sales. The Company, through SBLC, continues to service loans sold for a normal servicing fee of approximately 0.4% per annum of the outstanding principal amount of such loans. To the extent that the Company receives any higher servicing fee, the value of such additional servicing fee is accrued as an excess servicing asset. At December 31, 1996, the Company was servicing approximately $169 million aggregate principal amount of loans, of which approximately 64% had been sold to investors.

         The Company requires capital to make loans, to carry those loans for approximately three months until sale occurs, and to carry the unsold portion of the principal amount of those loans to maturity. For the purpose of carrying the guaranteed portions of such loans pending their sale, the Company has obtained a line of credit aggregating $25 million from a commercial bank that expires in May 1998.

         Section 7(a) loans may be made to qualifying small businesses for the purposes of acquiring real estate, purchasing machinery or equipment or to provide working capital. Such loans made to acquire real estate may have maturities of up to 25 years; loans made for the purpose of purchasing machinery and equipment may have maturities of up to 15 years; and loans made to provide working capital may have maturities of up to seven years. These loans are secured by a mortgage or other lien on the assets of the borrower and, frequently, of its principals. The Company generally does not make unsecured working capital loans. In all cases, the principals of the small businesses must personally guarantee the payment of interest and principal on the loans.

         The Company may, from time to time, concentrate its loans in particular industries, but the Company does not intend to concentrate its loans in any industry. At December 31, 1996, the Company had in its portfolio or was servicing loans to, among others, hotels and motels, restaurants, manufacturers, retail shops, food stores, professional services, laundries and cleaners, home furnishings concerns, gasoline stations, business services firms, recreational services providers, automobile exhaust repair shops, personal services providers and automotive repair concerns.

         At December 31, 1996, $17.6 million, or 29% of the Company's outstanding loans, were invested in the hotel and motel industry (Hospitality Loans). At December 31, 1996, Hospitality Loans included $4.1 million of loans held for sale. Hospitality Loans not held for sale at December 31, 1996 represented 22% of the Company's outstanding loans. In the event of a downturn in the hotel and motel industry, the ability of such borrowers to satisfy their debt service obligations to the Company could be adversely affected. In addition, existing competing establishments, new hotels or motel construction which could saturate the market in a geographic area, or declining trends in travel could adversely affect the ability of these borrowers to service their debts to the Company.

         The interest on loans recently made by the Company generally is at a variable rate, which is generally 2.25% to 2.75% per annum above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly.

         All loans are payable in equal monthly installments of principal and interest from the dates on which the loans are made (or the first day of the month following any month in which there occurs an interest rate adjustment) to their respective maturities.


504 Loan Program and Companion Loans

         During 1996, as part of the Company's efforts to diversify its lending activities, the Company, through the Limited Partnership, continued its participation in the SBA's 504 loan programs. In January 1997 the Company succeeded to the Limited Partnership's 504 loans and Companion Loans business and its portfolio of investments.

         Under the SBA's 504 loan program, qualified small businesses can purchase or build real estate with favorable long-term debt. Loans made under this program are structured such that the entrepreneur provides at least 10% of the project cost in equity, the Company (in 1996, through the Limited Partnership, and beginning in 1997, through itself) provides 50% of the project cost in a 20-year adjustable rate first mortgage and a local certified development company ("CDC") provides a 20-year fixed rate second mortgage for the remaining 40% of the project cost. Both loans are fully amortizing and the total project cost can be as large as $2.5 million.

         In addition to partnering with local CDCs to finance projects that require up to $2.5 million in financing, beginning in 1995 the Company, through the Limited Partnership or itself, as applicable, also provided companion or "piggyback" loans in conjunction with traditional SBA 7(a) loans (i.e., the 7(a) Companion Loans). For this type of financing, the Company provides an unguaranteed first mortgage loan for up to 50% of the real estate value and a second mortgage loan through the 7(a) program with a 75% SBA guarantee. The total of the two loans is generally 80% or less of the appraised value of the real estate. The Company also partners with local banks by providing second mortgage loans that are partially guaranteed by the SBA in conjunction with the banks' conventional first mortgage loans to qualifying small businesses.

         The Company finances its SBA 504 loans and 7(a) Companion Loans with a line of credit from a commercial bank. The line of credit, as amended January 1, 1997, had a $15 million capacity of which $8.1 million had been borrowed. The interest rate on this facility is equal to LIBOR plus 1.6% per annum, and the facility expires May, 1998.


Loan Generation

         The Company has made arrangements with certain financial consulting organizations, or regional associates, to refer to the Company potential loans to small businesses in certain designated territories. Any prospective loan referred to the Company by any regional associate is reviewed by the Company's portfolio manager and its credit committee and is not closed unless approved or ratified by the Board of Directors of the Company and, in the case of Section 7(a) loans, by the SBA. If and when a loan referred by a regional associate is closed, such organization is compensated by an origination fee calculated using a formula agreed upon by the Company and such regional associate. The origination fees currently paid by the Company to its regional associates range from 0.5% to 5% of the principal amount of each loan made by the Company that was referred by the respective regional associate. The regional associates from time to time may assist the Company in monitoring any loans referred by them or otherwise made in their territories. For those services, the regional associates are compensated with a fixed fee per visit.

The Company's Operation as a BDC

         As BDCs, the Company, SBLC and Credit may not acquire any investment assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of each such entity's total investment assets. The principal categories of Qualifying Assets relevant to the business of the Company, SBLC and Credit are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, an affiliated person of the issuer, or any other person (subject to Securities and Exchange Commission rule-making), provided the issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that
         (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (the Company's investments in and advances to SBLC and Credit are Qualifying Assets), and (C) either: (I) does not have any class of publicly traded securities with respect to which a broker may extend margin credit or (ii) is controlled by the BDC.

(2) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) above as a Qualifying Asset for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Managerial assistance is made available to the portfolio companies by the Company's officers (who are also the officers of SBLC and Credit) and the investment officers of Advisers who manage the Company's investments. Each portfolio company is assigned for monitoring purposes to an investment officer and is contacted and counseled if it appears to be encountering business or financial difficulties. The Company (either directly or through its subsidiaries) also provides management assistance and counseling on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are highly experienced in providing this type of managerial assistance to small businesses. The Company, SBLC and Credit each may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority (as defined in the 1940 Act) of the Company's shares. As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as its indebtedness representing senior securities has asset coverage to the extent of at least 200%.


Competition

         There are several other SBLCs (non-bank lenders) as well as a large number of banks that participate in the Section 7(a) loan program. All of these participants compete for the business of eligible borrowers. From time to time, these competitors will offer loans at a lower rate of interest than the 2.75%-above-prime maximum rate permitted by the SBA, which is the rate at which the Company generally offers loans. However, such lower-cost loans are generally offered with shorter maturities than those which the Company is prepared to offer for its loans. Moreover, unlike SBLCs such as the Company, banks are frequently under different regulatory constraints on the types of loans that they are able to offer.


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

         The advisory agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment, and other personnel necessary for day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs (including legal and auditing) incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, the costs of printing and distributing proxy statements and other communications to stockholders, the costs of promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than Advisers, is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses with respect to its operations and investments, as well as expenses of required and optional insurance and bonding. All fees paid by or for the account of an actual or prospective portfolio company in connection with an investment transaction in which the Company participates are treated as commitment fees or management fees and are received by the Company, pro rata to its participation in such transaction, rather than by Advisers. Advisers is, however, entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction or management assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the advisory agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent Directors.

         As compensation for its services to and the expenses paid for the account of the Company, Advisers is entitled to be paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's consolidated total assets (other than interim investments and cash) and 0.125% per quarter of the quarter-end value of the Company's interim investments and cash. Such fees on an annual basis equal approximately 2.5% of the Company's consolidated total assets (other than interim investments and cash) and 0.5% of the Company's interim investments and cash. For the purposes of calculating the fee, the values of the Company's assets are determined as of the end of each calendar quarter. The quarterly fee is paid as soon as practicable after the values have been determined.

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

Change of Chairman and Chief Executive Officer

         After 22 years with the Allied Capital companies, David Gladstone stepped down as Chairman and Chief Executive Officer of the Company in early 1997, and the Board appointed William L. Walton to be the Company's new Chairman and Chief Executive Officer. Mr. Gladstone also resigned as a director on March 19, 1997 and will not stand for election to the board of directors. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of Advisers and as a past director of Allied Capital Corporation. Mr. Walton's extensive experience in the investment industry combined with his performance as an entrepreneur provide an excellent mix of talent for the Company. He previously served as Managing Director of New York-based Butler Capital Corporation and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. More recently, Mr. Walton founded two private companies dedicated to improving education for children with a focus on reading and languages. Mr. Walton has been a commercial banker, an investment banker with Lehman Brothers Kuhn Loeb, a private investor and an entrepreneur, and throughout his career has been involved in the growth and finance of small business.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1997, as well as certain other information with respect to those persons:

                                                  Positions Currently                      Principal Occupations
Name                               Age           Held with the Company                    During Past Five Years
----                               ---           ---------------------                    ----------------------
William L. Walton                   47           Chairman and Chief Executive       Employed by Advisers since 1997.
                                                 Officer                            Chairman and Chief Executive Officer of
                                                                                    Allied I, Allied Capital Corporation II
                                                                                    ("Allied II"), Allied Capital Commercial
                                                                                    Corporation ("Allied Commercial"), and
                                                                                    Advisers; Manager of Allied Capital
                                                                                    Midwest LLC ("Allied Midwest"); Chief
                                                                                    Executive Officer of Success Lab, Inc.
                                                                                    (children's educational services) from 1993
                                                                                    to 1996; Chief Executive Officer of
                                                                                    Language Odyssey (educational publishing
                                                                                    and services) from 1992 to 1996; and
                                                                                    Managing Director of Butler Capital
                                                                                    Corporation from 1987 to 1991.

Katherine C. Marien                 48           President and Chief Operating      Employed by Advisers since 1992;
                                                 Officer                            Executive Vice President of Allied I, Allied
                                                                                    II, Allied Commercial, Business
                                                                                    Mortgage Investors, Inc. ("BMI"),
                                                                                    Allied Midwest and Advisers; Financial
                                                                                    Consultant with Wilks & Schwartz
                                                                                    Broadcasting from 1990 to 1992;
                                                                                    Financial Consultant to USA Mobile
                                                                                    Communications, Inc. from 1991 to 1992;
                                                                                    Senior Vice President of Communications
                                                                                    Equity Associates from 1989 to 1991.

Joan M. Sweeney                     37            Executive Vice President          Employed by Advisers since 1993;
                                                                                    President and Chief Operating
                                                                                    Officer of Advisers; Executive Vice
                                                                                    President of Allied I, Allied II,
                                                                                    Allied Commercial, BMI, Allied Capital
                                                                                    Mortgage, LLC ("Allied Mortgage") and
                                                                                    Allied Midwest; Senior Manager at Ernst
                                                                                    & Young from 1990 to 1993.

Jon A. DeLuca                       34            Executive Vice President,         Employed by Advisers since 1994;
                                                  Treasurer and Chief Financial     Executive Vice President, Treasurer and
                                                  Officer                           Chief Financial Officer of Allied I,
                                                                                    Allied II, Allied Commercial, BMI,
                                                                                    Advisers, Allied Mortgage and Allied
                                                                                    Midwest. Manager of Entrepreneurial
                                                                                    Services at Coopers & Lybrand from 1986
                                                                                    to 1994.

G. Cabell Williams III              42           Executive Vice President           Employed by Advisers since 1981; President
                                                                                    and Chief Operating Officer of Allied I;
                                                                                    Executive Vice President of Allied II, Allied
                                                                                    Commercial, Allied Midwest, Advisers and
                                                                                    BMI.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" and "Quarterly Stock Price and Distributions to Shareholders" sections of, and to Notes 6 and 8 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on May 12, 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the subsection captioned "Certain Transactions" of the 1997 Proxy Statement.


================================================================================
                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

      1. A. The following financial statements are incorporated by reference to the 1996 Annual Report:

           Consolidated Balance Sheet at December 31, 1996 and 1995. Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994.
           Consolidated Statement of Changes in Net Assets for the years ended December 31, 1996, 1995 and 1994.
           Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994.
           Consolidated Statement of Investments as of December 31, 1996. Notes to Consolidated Financial Statements.

           B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1996 Annual Report.

      2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

      3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number          Description
------          -----------

3(i)* Articles of Amendment and Restatement to the Articles of Incorporation

3(ii)(1)        By-laws

4               Instruments defining rights of security holders -- See Exhibits
                3(i) and 3(ii).

10.1* Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc., dated May 9, 1995.

10.2(2) Amended and Restated Line of Credit, Security and Pledge Agreement, dated February 26, 1996 and as amended April 18, 1996, and Promissory Note dated February 26, 1996, between the Company and Riggs Bank N.A.

10.3(2) Second Amendment to Amended and Restated Line of Credit, Security and Pledge Agreement dated November 26, 1996 between the Company and Riggs Bank N.A.

10.4(2) Line of Credit, Security and Pledge Agreement, and Promissory Note, dated April 18, 1996 between ACLC Limited Partnership and Riggs Bank N.A.

10.5(2) First Amendment to the Line of Credit and Security and Pledge Agreement, dated October 18, 1996 between ACLC Limited Partnership and Riggs Bank N.A.

10.6(2) Second Amendment to the Line of Credit and Security and Pledge Agreement, dated November 26, 1996 between ACLC Limited Partnership and Riggs Bank N.A.

10.7*           Form of regional associate agreement.

10.8*           Stock Option Plan

10.9*           Dividend Reinvestment Plan

11*             Statement regarding computation of per share earnings.

13*             Excerpts from the 1996 Annual Report to Shareholders.

21              Subsidiaries of the Company and jurisdiction of incorporation:

                     ACLC Limited Partnership                                           Maryland
                     Allied Capital SBLC Corporation (Capitalized 1/1/97)               Maryland
                     Allied Capital Credit Corporation (Capitalized 1/1/97)             Maryland

23*             Consents of Matthews, Carter and Boyce, independent accountants.

27*             Financial Data Schedule


------------------------
*     Filed herewith.

(1) Incorporated by reference to such document filed as an exhibit of the same name with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-22832).

(2) Incorporated by reference to an exhibit of same name with the Company's N-2, Pre-effective Amendment No. 3, dated December 19, 1996 (File No. 333-15709).

(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed for the three months ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                             /s/ WILLIAM L. WALTON
                             -------------------------------------------------
                             William L. Walton
                             Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                    Title
Signature                                           (Capacity)                                 Date
---------                                           ----------                                 ----
/s/ WILLIAM L. WALTON                               Chairman and                               March 27, 1997
------------------------------------                Chief Executive Officer
William L. Walton                                   (Principal Executive Officer)


/s/ GEORGE C. WILLIAMS                              Director                                   March 27, 1997
------------------------------------
George C. Williams

/s/ KATHERINE C. MARIEN                             Director, President and                    March 27, 1997
------------------------------------                Chief Operating Officer
Katherine C. Marien


/s/ JON W. BARKER                                   Director                                   March 27, 1997
------------------------------------
Jon W. Barker


                                                    Director                                   March   , 1997
------------------------------------                                                                 --
Eleanor Deane Bierbower


/s/ ANTHONY T. GARCIA                               Director                                   March 27, 1997
------------------------------------
Anthony T. Garcia


/s/ ROBERT V. FLEMING II                            Director                                   March 27, 1997
------------------------------------
Robert V. Fleming II


/s/ ARTHUR H. KEENEY III                            Director                                   March 27, 1997
------------------------------------
Arthur H. Keeney


/s/ ROBIN B. MARTIN                                 Director                                   March 27, 1997
------------------------------------
Robin B. Martin


/s/ JON A. DELUCA                                   Executive Vice President,                  March 27, 1997
------------------------------------                Treasurer, and Chief Financial
Jon A. DeLuca                                       Officer (Principal Financial
                                                    and Accounting Officer)


                                 EXHIBIT INDEX


Exhibit
Number               Description
------               -----------
3(i)                 Articles of Amendment and Restatement to the Articles of
                     Incorporation

10.1                 Investment Advisory Agreement between the Company and
                     Allied Capital Advisers, Inc., dated May 9, 1995.

10.7                 Form of regional associate agreement.

10.8                 Stock Option Plan

10.9                 Dividend Reinvestment Plan

11                   Statement regarding computation of per share earnings.

13                   Excerpts from the 1996 Annual Report to Shareholders

23 Consents of Matthews, Carter and Boyce, independent accountants.

27                   Financial Data Schedule.