Form 10-Q
period 1997-03-31
ALLIED CAPITAL LENDING CORP
filed 1997-05-15
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                Commission file number:
ended MARCH 31, 1997                                            0-22832
      --------------                                       --------------------


                     ALLIED CAPITAL LENDING CORPORATION
         -----------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1081052
-----------------------                                   --------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                           ---  ----      -----

On May 12, 1997 there were 5,138,933 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

             Consolidated Statement of Operations - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

             Consolidated Statement of Changes in Net Assets - For the Three Months
             Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

             Consolidated Statement of Cash Flows - For the Three Months
             Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . .      5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7


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

                                  PART I - Financial Information
Item 1.  Financial Statements
                                ALLIED CAPITAL LENDING CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                              (in thousands, except number of shares)





                                                                     March 31, 1997           December 31, 1996
                                                                     -------------            -----------------
                                                                        (unaudited)
 ASSETS
 Investments at Value:

   Loans (cost: 1997 - $57,407; 1996 - $54,867). . . . . . . . .         $57,127                     $54,613

   Loan held for sale (cost: 1997 - $5,403; 1996 -  $5,444). . .           5,708                       5,795
                                                                          ------                      ------
           Total investments . . . . . . . . . . . . . . . . . .          62,835                      60,408

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .           2,372                       1,316

 Accrued interest receivable . . . . . . . . . . . . . . . . . .             891                         861

 Excess servicing asset  . . . . . . . . . . . . . . . . . . . .           5,100                       5,043

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .           2,083                         774
                                                                          ------                      ------

         Total assets  . . . . . . . . . . . . . . . . . . . . .         $73,281                     $68,402
                                                                          ======                      ======

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:

 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .         $28,513                     $23,743

 Accounts payable and accrued expenses . . . . . . . . . . . . .           2,499                       1,857

 Investment advisory fee payable . . . . . . . . . . . . . . . .             446                         421

 Dividends and distributions payable . . . . . . . . . . . . . .               -                         410
                                                                          ------                      ------

         Total liabilities . . . . . . . . . . . . . . . . . . .          31,458                      26,431
                                                                          ------                      ------

 Commitments and Contingencies

 Shareholders' Equity:
 Common stock, $0.0001 par value; 20,000,000 shares
   authorized; 5,138,933 and 5,126,905 shares issued and
   outstanding at 3/31/97 and 12/31/96 . . . . . . . . . . . . .               -                          -

 Additional paid-in capital  . . . . . . . . . . . . . . . . . .          42,592                      42,404

 Net unrealized appreciation on investments  . . . . . . . . . .              25                          97

 Distributions in excess of accumulated earnings . . . . . . . .            (794)                       (530)
                                                                          ------                      ------

           Total shareholders' equity  . . . . . . . . . . . . .          41,823                      41,971
                                                                          ------                      ------

           Total liabilities and shareholders' equity  . . . . .         $73,281                     $68,402
                                                                          ======                      ======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                     ----------------------------------


                                                                               1997               1996
                                                                               ----               ----
 Investment Income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .               $2,024           $1,591

   Premium income  . . . . . . . . . . . . . . . . . . . . . . .                  482              662
                                                                                -----           ------
     Total investment income . . . . . . . . . . . . . . . . . .                2,506            2,253
                                                                                -----            -----


 Operating Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . . . .                  446              314

   Interest expense  . . . . . . . . . . . . . . . . . . . . . .                  520              396

   Other operating expenses  . . . . . . . . . . . . . . . . . .                  135              132
                                                                                -----           ------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . .                1,101              842
                                                                                -----           ------


 Net investment income . . . . . . . . . . . . . . . . . . . . .                1,405            1,411

 Net realized losses on investments  . . . . . . . . . . . . . .                  (28)             (60)
                                                                                -----          -------

 Net investment income before net unrealized
  depreciation on investments  . . . . . . . . . . . . . . . . .                1,377            1,351

 Net unrealized depreciation on investments  . . . . . . . . . .                  (72)             (21)
                                                                                -----          -------
  Net increase in net assets resulting from
   operations  . . . . . . . . . . . . . . . . . . . . . . . . .               $1,305           $1,330
                                                                                =====            =====


 Earnings per share  . . . . . . . . . . . . . . . . . . . . . .               $ 0.25           $ 0.30
                                                                                =====            =====

 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . .                5,156            4,386
                                                                                =====            =====



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                   For the Three Months Ended March 31,
                                                                                   ------------------------------------

                                                                                        1997                        1996
                                                                                       -----                       -----
 Increase in Net Assets Resulting from Operations:

     Net investment income  . . . . . . . . . . . . . . . . . . . . . .              $ 1,405                     $ 1,411

     Net realized losses on investments . . . . . . . . . . . . . . . .                  (28)                        (60)

     Net unrealized depreciation on investments . . . . . . . . . . . .                  (72)                        (21)
                                                                                      ------                      ------
         Net increase in net assets resulting from operations . . . . .                1,305                       1,330
                                                                                      ------                      ------


 Distributions to Shareholders from:

     Net investment income. . . . . . . . . . . . . . . . . . . . .                   (1,641)                     (1,315)
                                                                                      ------                      ------


 Capital Share Transactions:
     Sale of common stock . . . . . . . . . . . . . . . . . . . . .                      100                           -

     Issuance of common stock in lieu of cash distributions . . . .                       88                          66
                                                                                      ------                      ------


         Net increase in net assets resulting from capital share
          transactions. . . . . . . . . . . . . . . . . . . . . . .                      188                          66
                                                                                      ------                      ------


 Total increase (decrease) in net assets  . . . . . . . . . . . . .                     (148)                         81


 Net assets at beginning of period  . . . . . . . . . . . . . . . .                   41,971                      32,884
                                                                                      ------                      ------


 Net assets at end of period  . . . . . . . . . . . . . . . . . . .                  $41,823                     $32,965
                                                                                      ======                      ======


 Net asset value per share  . . . . . . . . . . . . . . . . . . . .                  $  8.14                     $  7.51
                                                                                      ======                      ======


 Shares outstanding at end of period  . . . . . . . . . . . . . . .                    5,139                       4,389
                                                                                      ======                      ======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  For the three months ended March 31,
                                                                                  ------------------------------------
                                                                                             1997                 1996
                                                                                            -----              -------
 Cash Flows from Operating Activities:

    Net increase in net assets resulting from operations . . . . . . . . .               $  1,305              $ 1,330

    Adjustments to reconcile net increase in assets resulting from operations to net cash provided by (used in) operating activities:

       Premium income  . . . . . . . . . . . . . . . . . . . . . . . . . .                   (482)                (662)

       Amortization of loan discounts and fees . . . . . . . . . . . . . .                   (188)                (100)

       Net realized losses on investments  . . . . . . . . . . . . . . . .                     28                   60

       Net unrealized depreciation on investments  . . . . . . . . . . . .                     72                   21

       Changes in assets and liabilities:

         Accrued interest receivable . . . . . . . . . . . . . . . . . . .                    (30)                  29

         Excess servicing asset  . . . . . . . . . . . . . . . . . . . . .                    (57)                (402)

         Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,309)                 115

         Accounts payable and accrued expenses . . . . . . . . . . . . . .                    637               (1,135)

         Investment advisory fee payable . . . . . . . . . . . . . . . . .                     25                  (16)
                                                                                          -------               ------
            Net cash (used in) provided by operating activities  . . . . . .                    1                 (760)
                                                                                          -------               ------
 Cash flows from Investing Activities:

     Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . .                (10,903)              (6,509)

     Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . .                  6,907                8,080

     Collection of principal . . . . . . . . . . . . . . . . . . . . . . .                  2,244                1,901
                                                                                          -------               ------

            Net cash provided by investing activities  . . . . . . . . . . .               (1,752)               3,472
                                                                                          -------               ------

 Cash Flows from Financing Activities:

      Dividends and distributions paid . . . . . . . . . . . . . . . . . .                 (1,963)              (1,589)

      Net borrowings (repayments) under revolving lines of credit  . . . .                  4,770               (2,906)
                                                                                          -------               ------
            Net cash provided by (used in) financing activities  . . . . .                  2,807               (4,495)
                                                                                          -------               ------
 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .                  1,056               (1,783)

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .                  1,316                3,020
                                                                                          -------               ------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .               $  2,372              $ 1,237
                                                                                          =======               ======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



NOTE 1.  ORGANIZATION

         Effective January 1, 1997, Allied Capital Lending Corporation (Company) reorganized to provide the Company with greater flexibility to generate loans and to better match its financing with its investment opportunities, and to maximize the return on the Company's loans (Reorganization). The Company formed two subsidiaries, Allied Capital SBLC Corporation (Allied SBLC) and Allied Capital Credit Corporation (Allied Credit). Both Allied SBLC and Allied Credit (Subsidiaries) are Maryland corporations and closed-end management investment companies that have elected to be regulated as business development companies (BDCs) under the Investment Company Act of 1940 (1940 Act). Effective January 1, 1997, the Company assigned its small business lending company (SBLC) license and transferred all Section 7(a) loans and related assets and liabilities to Allied SBLC in return for 100% of Allied SBLC's common stock. The Company dissolved ACLC Limited Partnership (Partnership), of which the Company had a 1% general partnership interest and owned a 98% limited partnership interest, and purchased the 1% limited partnership interest not owned by the Company. The Company assumed all of the Partnership's assets and liabilities upon the dissolution. The consolidated financial statement of the Company for 1996 include the accounts of the Company and the Partnership.

NOTE 2.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 3.  DIVIDENDS

         The Company's board of directors declared a first quarter dividend equivalent to $0.32 per share payable on March 31, 1997 to shareholders of record on March 14, 1997. In connection with this dividend, the Company paid cash of $1,571,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $70,000 for a total dividend of $1,641,000. The Company's board of directors also declared an extra distribution in December 1996 of $0.08 per share, which was paid to shareholders on January 31, 1997, for a total distribution in 1996 equal to $1.30 per share.

NOTE 4.  NOTES PAYABLE

         The Company has a $25,000,000 secured revolving line of credit with a commercial bank to finance its Section 7(a) loans which expires May 31, 1998. The interest rate associated with this line of credit is equal to one-month LIBOR plus 1.6 percent per annum for borrowings secured by the guaranteed portion of Section 7(a) loans and one-month LIBOR plus 2.2 percent per annum for borrowings secured by the unguaranteed portion of Section 7(a) loans. Interest is payable monthly. As of March 31, 1997, the Company was paying interest rates ranging from 7.29 percent to 7.89 percent per annum on the amounts outstanding under this line. The line of credit requires an annual facility fee of $50,000, payable in quarterly installments. As of March 31, 1997, the Company had outstanding borrowings under this secured line of credit equal to $16,942,000.

         The Company has a $15,000,000 secured revolving line of credit with a commercial bank to finance its Section 504 loans and Companion Loans to Section 7(a) loans, which expires May 31, 1998. This line of credit bears interest at a rate equal to one-month LIBOR plus 1.6 percent per annum, payable monthly. As of March 31, 1997, the Company was paying interest of 7.29 percent on the amounts outstanding under this line. The agreement requires an annual facility fee of $30,000, payable in quarterly installments. As of March 31, 1997, the Company had outstanding borrowings under this line of credit equal to $11,571,000.

 NOTE 5.  EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

         The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure.

                                                                            Quarter Ended March 31

                                                                       1997                         1996
                                                                       ----                         ----
        Net income  . . . . . . . . . . . . . . . . . . .            $1,305                       $1,330
                                                                      =====                        =====

        Basic average shares outstanding  . . . . . . . .             5,128                        4,370
                                                                      =====                        =====

        Basic net income per share  . . . . . . . . . . .            $ 0.25                       $ 0.30
                                                                      =====                        =====

        Effect of dilutive securities:

             Outstanding stock options  . . . . . . . . .                28                            -
                                                                      -----                        -----

        Diluted average shares outstanding  . . . . . . .             5,156                        4,370
                                                                      =====                        =====

        Diluted net income per share  . . . . . . . . . .            $ 0.25                       $ 0.30
                                                                      =====                        =====


NOTE 6.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $53,967,000 at March 31, 1997 to invest in various existing and prospective portfolio companies.

         Litigation. The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot be predicted with certainty at this time, management does not expect that these actions will have a material effect upon the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

         ORGANIZATION

         Allied Capital Lending Corporation (Company), a Maryland corporation, is closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act.

         The Company, through Allied Capital SBLC Corporation (Allied SBLC), is licensed by the SBA as a small business lending company (SBLC) and is a participant in the U.S. Small Business Administration (SBA) Section 7(a) guaranteed loan program. The Company also participates in the SBA Section 504 loan program and generates Companion Loans to Section 7(a) loans. Until December 31, 1996, the Company made these loans through its ownership in ACLC Limited Partnership (Partnership), which was formed in April 1995. Until December 31, 1996, the Company had a 1% general partnership interest and owned a 98% limited partnership interest in the Partnership, the consolidated financial statements of the Company for 1996 include the accounts of the Company and the Partnership.

         Effective January 1, 1997, the Company reorganized to provide the Company with greater flexibility to generate loans and to better match its financing with its investment opportunities, and to maximize the return on the Company's loans (Reorganization). The Company formed two subsidiaries, Allied SBLC and Allied Capital Credit Corporation (Allied Credit). Both Allied SBLC and Allied Credit (Subsidiaries) are Maryland corporations and closed-end management investment companies that have elected to be regulated as business development companies (BDCs) under the 1940 Act. Effective January 1, 1997, the Company assigned its SBLC license and transferred all Section 7(a) loans and related assets and liabilities to Allied SBLC in return for 100% of Allied SBLC's common stock. The Company, dissolved the Partnership and purchased the 1% limited partnership interest not owned by the Company. The Company assumed all of the Partnership's assets and liabilities upon the dissolution.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to make loans, to carry those loans until sale occurs, and to carry the unsold portion of the principal amount of the loans to maturity.

         The Company and the Subsidiaries have two separate secured revolving lines of credit with available amounts totaling $40 million to finance
         Section 7(a) loans, Section 504 loans and Companion Loans to Section 7(a) loans. The lines have interest rates ranging from one-month LIBOR plus 1.6% to one-month LIBOR plus 2.2%. Interest is payable monthly, and both lines expire in May 1998. The lines require an annual fee of $80,000 in total. At March 31, 1997, the Company was paying interest at rates ranging from 7.29% to 7.89% on total outstanding borrowings of $28.5 million.

         The Company is currently negotiating an additional secured revolving line of credit with a commercial bank to finance other types of loans not related to the SBA lending programs in which the Company currently participates. The Company anticipates this new facility to have borrowing capacity of up to $15 million, an interest rate of one-month LIBOR plus 1.35%, an annual facility fee of $30,000, and a total commitment fee of $15,000. The terms of the agreement are under negotiation and the final terms may differ.

         Management plans to continue to use leverage to finance the growth of the Company. However as a BDC, the Company must maintain 200% asset coverage for senior securities representing indebtedness, which will limit the Company's ability to borrow on a consolidated basis. The Company will, however, be able to increase its leverage in Allied SBLC beyond the 200% asset coverage limit, subject to market availability. It is management's belief that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings, debt financings, or loan sales. The Company anticipates that adequate cash will be available to make new loans, fund its operating expenses, satisfy debt service obligations and pay dividends throughout the remainder of 1997.

         RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 1997 to March 31, 1996

         The Company originated $10.9 million in new loans during the first quarter of 1997. Net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses increased by $2.4 million to $62.8 million at March 31, 1997 as compared to $60.4 million at December 31, 1996. At March 31, 1997, loans to small businesses totaled 86% of the Company's total assets, compared to 88% at December 31, 1996.

         For the three months ended March 31, 1997, the net increase in net assets resulting from operations was $1.3 million, or $0.25 per share, a comparable level of earnings as compared to $1.3 million, or $0.30 per share, for the same period for 1996. The lower earnings per share in the first quarter of 1997 results from an increase of 18% in the weighted average number of shares and share equivalents used to calculate earnings per share. The Company issued 723,245 new shares in the second and third quarters of 1996 through a rights offering to shareholders and through a private sale.

         Investment income increased $253,000, or 11%, over the comparative three months of 1996 to $2.5 million. This increase is due to a net increase in loans of $18.5 million since March 31, 1996. Premium income from the sales of the guaranteed portion of the Section 7(a) loans, Section 504 loans and Companion Loans to Section 7(a) loans was $482,000 in the three months ended March 31, 1997 as compared to $662,000 for the three months ended March 31, 1996. Premium income declined as fewer loans were sold in the first quarter of 1997 versus 1996.

         Investment advisory fees were $446,000 for the three months ended March 31, 1997, a 42% increase over $314,000 for the three months ended March 31, 1996. This increase is a result of an increase in invested and other assets on which the advisory fee is based.
         Interest expense was $520,000 for the three months ended March 31, 1997 as compared to $396,000 for the same period in 1996. The Company funds its loan origination activity through borrowings under its credit facilities. Amounts outstanding under the Company's credit facilities were $28.5 million at March 31, 1997 compared to $16.0 million at March 31, 1996. Other operating expenses of $135,000 for the three months ended March 31, 1997 were consistent with $132,000 for the same period of 1996.

         FACTORS AFFECTING THE COMPANY'S BUSINESS

         The Company's business remains largely dependent upon two government-sponsored SBA-administered loan programs, the Section 7(a) guaranteed loan program and the Section 504 loan program. The Section 7(a) and Section 504 loan programs are regulated by the SBA pursuant to laws passed by Congress. There is no assurance the government appropriations for these programs or for the operations of the SBA will be continued. In addition, both programs are subject to changes in laws or regulations at any time that could have an adverse impact on the Company's operations with regard to the programs.

         Effective May 5, 1997, the SBA reduced the maximum loan size for the
         Section 7(a) guaranteed loan program from effectively $1 million to $500,000, citing loan demand and limited loan guaranty funds. The SBA guaranty remains between 75% and 80% of the face amount. The maximum guaranty on a Section 7(a) loan is now $375,000.

         Allied Capital Lending Corporation is an active participant in the 7(a) guaranteed loan program, and the new loan size limit will impact the overall volume of new loan originations by the Company for 1997.
         Section 7(a) loans originated by the Company in 1996 totaled $46.4 million, with an average loan size of $602,305. The impact of the new loan size limit, however, will be tempered by the Company's current backlog of $38 million in SBA-approved 7(a) loans awaiting closing, and the Company's loan origination activity in other areas that are not affected by the SBA's recent actions. The Company also originates loans pursuant to the SBA Section 504 loan program, and other small business loans. Loans originated in these other programs accounted for 17% of the Company's total loan origination in 1996, and are expected to increase in 1997. The Company is currently negotiating an additional line of credit to finance its non-SBA lending programs.

         The Company understands that the SBA has taken this recent action in an effort to manage its budget for the fiscal year ending September 30, 1997. The loan size limit is expected to be in place through the end of the government's fiscal year, at which time it is anticipated that if appropriations for the programs are increased, the agency will increase the loan size limit.

         The SBA imposed a similar loan size limitation for Section 7(a) loans in 1995, spanning the months of January through September. Even with the loan size limit, the Company was able to increase its loan originations 10% from $43.8 million for the year ended December 31, 1994 to $48.2 million for the year ended December 31, 1995.

                           Part II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot be predicted with certainty at this time, management does not expect that these actions will have a material effect upon the financial condition of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

                 11       Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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

                                      ALLIED CAPITAL LENDING CORPORATION
                                      ----------------------------------
                                      (Registrant)



                                      /s/ Jon A.DeLuca
                                      ----------------------------------
 Date: May 12, 1997                   Jon A. DeLuca
       ------------                   Executive Vice President, Treasurer and
                                      Chief Financial Officer