Form 10-Q
period 1997-06-30
ALLIED CAPITAL LENDING CORP
filed 1997-08-14
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934



For the quarterly period                                Commission file number:
ended JUNE 30, 1997                                              0-22832
      -------------                                     ------------------------


                      ALLIED CAPITAL LENDING CORPORATION
           --------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                               52-1081052
-----------------------                                -------------------------
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

On August 8, 1997 there were 5,150,448 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

            Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996  ........................................1

            Consolidated Statement of Operations - For the Three and Six Months Ended
            June 30, 1997 and 1996  ......................................................................................2

            Consolidated Statement of Changes in Net Assets - For the Six Months Ended
            June 30, 1997 and 1996  ......................................................................................3

            Consolidated Statement of Cash Flows  - For the Six Months Ended
            June 30, 1997 and 1996  ......................................................................................4

            Notes to the Consolidated Financial Statements  ............................................................. 5

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................................................................7


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings  .............................................................................................9

  Item 2. Changes in Securities  .........................................................................................9

  Item 3. Defaults Upon Senior Securities  ...............................................................................9

  Item 4. Submission of Matters to a Vote of Security Holders  ...........................................................9

  Item 5. Other Information  .............................................................................................9

  Item 6. Exhibits and Reports on Form 8-K   .............................................................................9

  Signatures  ...........................................................................................................10

                         PART I - Financial Information


Item 1.  Financial Statements



                       ALLIED CAPITAL LENDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)



                                                                             June 30, 1997          December 31, 1996
                                                                             -------------          -----------------
                                                                              (unaudited)
 ASSETS
 Investments at value:
   Loans (cost: 1997 - $53,437; 1996 - $54,867)  . . . . . . .                       $53,117                  $ 54,613
   Loans held for sale (cost: 1997 - $2,785; 1996 - $5,444)  .                         3,032                     5,795
                                                                                      ------                  --------
           Total investments . . . . . . . . . . . . . . . . .                        56,149                    60,408
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .                         2,636                     1,316
 Accrued interest receivable . . . . . . . . . . . . . . . . .                           857                       861
 Servicing asset . . . . . . . . . . . . . . . . . . . . . . .                         5,615                     5,043
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                         1,727                       774
                                                                                      ------                   -------
      Total assets . . . . . . . . . . . . . . . . . . . . . .                       $66,984                  $ 68,402
                                                                                      ======                   =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable . . . . . . . . . . . . . . . . . . . . . . .                       $22,102                   $23,743
   Accounts payable and accrued expenses . . . . . . . . . . .                         2,495                     1,857
   Investment advisory fee payable . . . . . . . . . . . . . .                           411                       421
   Dividends and distributions payable . . . . . . . . . . . .                             -                       410
                                                                                      ------                   -------
      Total liabilities  . . . . . . . . . . . . . . . . . . .                        25,008                    26,431
                                                                                      ------                    ------
 Commitments and Contingencies
 Shareholders' Equity:
 Common stock, $0.0001 par value; 20,000,000 shares
   authorized; 5,143,782 and 5,126,905 shares issued and
   outstanding at 6/30/97 and 12/31/96 . . . . . . . . . . . .                             1                         1
 Additional paid-in capital  . . . . . . . . . . . . . . . . .                        42,660                    42,403
 Net unrealized appreciation (depreciation) on investments . .                          (73)                        97
 Distributions in excess of accumulated  earnings  . . . . . .                         (612)                     (530)
                                                                                      ------                    ------
           Total shareholders' equity  . . . . . . . . . . . .                        41,976                    41,971
                                                                                      ------                    ------
           Total liabilities and shareholders' equity  . . . .                       $66,984                  $ 68,402
                                                                                      ======                   =======





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                        For the Three Months Ended         For the Six Months Ended
                                                                                  June 30,                          June 30,
                                                                                  -------                           -------

                                                                           1997             1996             1997             1996
                                                                           ----             ----             ----             ----
 Investment Income:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . .             $2,042           $1,668           $4,066           $3,259
   Premium income  . . . . . . . . . . . . . . . . . . . . .                999              269            1,481              931
                                                                          -----            -----            -----            -----
     Total investment income . . . . . . . . . . . . . . . .              3,041            1,937            5,547            4,190
                                                                          -----            -----            -----            -----

 Operating Expenses:
   Investment advisory fee . . . . . . . . . . . . . . . . .                412              371              858              685
   Interest expense  . . . . . . . . . . . . . . . . . . . .                605              466            1,125              862
   Other operating expenses  . . . . . . . . . . . . . . . .                171              209              306              341
                                                                          -----            -----            -----            -----
     Total expenses  . . . . . . . . . . . . . . . . . . . .              1,188            1,046            2,289            1,888
                                                                          -----            -----            -----            -----

 Net investment income . . . . . . . . . . . . . . . . . . .              1,853              891            3,258            2,302
 Net realized losses on investments  . . . . . . . . . . . .               (16)             (24)             (44)             (84)
                                                                          -----            -----            -----            -----

 Net investment income before net unrealized
  Appreciation (depreciation) on investments . . . . . . . .              1,837              867            3,214            2,218
 Net unrealized appreciation (depreciation) on investments .               (98)              279            (170)              258
                                                                          -----            -----           ------            -----

 Net increase in net assets resulting from operations  . . .             $1,739           $1,146           $3,044           $2,476
                                                                          =====            =====            =====            =====

 Earnings per share  . . . . . . . . . . . . . . . . . . . .             $ 0.34           $ 0.25           $ 0.59           $ 0.55
                                                                          =====            =====            =====            =====

 Weighted average number of shares and share
   Equivalents outstanding . . . . . . . . . . . . . . . . .              5,139            4,549            5,143            4,469
                                                                          =====            =====            =====            =====





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                            -------

                                                                                      1997             1996
                                                                                      ----             ----
 Increase in Net Assets Resulting from Operations:
   Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .           $ 3,258          $ 2,302
   Net realized losses on investments  . . . . . . . . . . . . . . . . . .              (44)             (84)
   Net unrealized appreciation (depreciation) on investments . . . . . . .             (170)              258
                                                                                      ------           ------
       Net increase in net assets resulting from operations  . . . . . .               3,044            2,476
                                                                                       -----            -----

 Distributions to Shareholders . . . . . . . . . . . . . . . . . . . . . .           (3,296)          (2,797)
                                                                                     ------           ------

 Capital Share Transactions:
   Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .               100            6,809
   Issuance of common stock in lieu of cash distributions  . . . . . . . .               157              130
                                                                                      ------            -----
       Net increase in net assets resulting from capital share
            transactions   . . . . . . . . . . . . . . . . . . . . . . . .               257            6,939
                                                                                      ------            -----

 Total increase in net assets  . . . . . . . . . . . . . . . . . . . . . .                 5            6,618

 Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .            41,971           32,884
                                                                                      ------           ------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .           $41,976          $39,502
                                                                                      ======           ======

 Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . .           $  8.16          $  7.99
                                                                                      ======           ======

 Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .             5,143            4,943
                                                                                      ======           ======





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)


                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                          -------
                                                                                   1997             1996
                                                                                   ----             ----
 Cash Flows from Operating Activities:

    Net increase in net assets resulting from operations . . . . . . . . .           $ 3,044          $ 2,476

    Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:

        Premium income . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,481)            (931)

        Amortization of loan discounts and fees  . . . . . . . . . . . . .             (320)            (192)

        Net realized losses on investments . . . . . . . . . . . . . . . .                44               84

        Net unrealized (appreciation) depreciation on investments  . . . .               170            (258)

        Changes in assets and liabilities:

          Accrued interest receivable  . . . . . . . . . . . . . . . . . .                 4             (69)

          Excess servicing asset . . . . . . . . . . . . . . . . . . . . .             (572)            (453)

          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             (953)            (199)

          Accounts payable and accrued expenses  . . . . . . . . . . . . .               638            (944)

          Investment advisory fee payable  . . . . . . . . . . . . . . . .              (10)               42
                                                                                     -------           ------
            Net cash provided by (used in) operating activities  . . . . .               564            (444)
                                                                                     -------           ------
 Cash flows from Investing Activities:

     Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . .          (26,862)         (21,619)

     Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . .            26,886           11,860

     Collection of principal . . . . . . . . . . . . . . . . . . . . . . .             5,810            4,985
                                                                                      ------          -------
            Net cash used in investing activities  . . . . . . . . . . . .             5,834          (4,774)
                                                                                      ------         -------
 Cash Flows from Financing Activities:

      Proceeds from the issuance of common stock . . . . . . . . . . . . .               100            6,809

      Dividends and distributions  . . . . . . . . . . . . . . . . . . . .           (3,537)          (3,007)

      Net borrowings (repayments) under revolving lines of credit  . . . .           (1,641)            (250)
                                                                                     -------          -------
            Net cash provided by financing activities  . . . . . . . . . .           (5,078)            3,552
                                                                                     -------           ------
 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .             1,320          (1,666)

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .             1,316            3,020
                                                                                      ------           ------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .          $  2,636          $ 1,354
                                                                                     =======           ======





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

NOTE 2.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

         In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adoptive on January 1, 1997 and will be applied prospectively.
         The Company did not experience any material affect on its financial position from this implementation.

NOTE 3.  DIVIDENDS

         The Company's board of directors declared and paid two dividends to shareholders totaling $0.64 per share during the six months ended June 30, 1997. The Company paid quarterly dividends equal to $0.32 per share each for the three months ended March 31, 1997 and June 30, 1997, respectively. In connection with these dividends, the Company paid cash of $3,139,000 and distributed new shares of stock to participants in the dividend reinvestment plan with a value of $157,000 for a total of $3,296,000.

NOTE 4.  NOTES PAYABLE

         The Company has a $25,000,000 secured revolving line of credit with a commercial bank to finance its Section 7(a) loans which expires May 31, 1998. The interest rate associated with this line of credit is equal to the one-month LIBOR plus 1.6 percent per annum for borrowings secured by the guaranteed portion of Section 7(a) loans and the one-month LIBOR plus
         2.2 percent per annum for borrowings secured by the unguaranteed portion of Section 7(a) loans. Interest is payable monthly. As of June 30, 1997, the Company was paying interest rates ranging from
         7.29 percent to 7.89 percent per annum on the amounts outstanding under this line. The line of credit requires an annual facility fee of $50,000, payable in quarterly installments. As of June 30, 1997, the Company had outstanding borrowings under this secured line of credit equal to $18,635,000.

         The Company also has a $15,000,000 secured revolving line of credit with a commercial bank to finance its Section 504 loans and companion loans to Section 7(a) loans. This line of credit bears interest at a rate equal to the one-month LIBOR plus 1.6 percent per annum, payable monthly and expires May 31, 1998. As of June 30, 1997, the Company was paying interest of 7.29 percent on the amounts outstanding under this line. The agreement requires an annual facility fee of $30,000, payable in quarterly installments. As of June 30, 1997, the Company had outstanding borrowings under this line of credit equal to $3,467,000.

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

         The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                                   ---------------------------       ------------------------
                                                                             1997         1996         1997          1996
                                                                             ----         ----         ----          ----
                  Net income  . . . . . . . . . . . . . . . . . . .        $1,739       $1,146       $3,044        $2,476
                                                                            =====        =====        =====        ======
                  Basic average shares outstanding  . . . . . . . .         5,139       $4,549       $5,133         4,469
                                                                            =====        =====        =====         =====
                  Basic net income per share  . . . . . . . . . . .        $ 0.34        $0.25        $0.59        $ 0.55
                                                                            =====        =====        =====         =====
                  Effect of dilutive securities:
                       Outstanding stock options  . . . . . . . . .             -            -           10             -
                                                                            -----        -----        -----         -----
                  Diluted average shares outstanding  . . . . . . .         5,139       $4,549       $5,143         4,469
                                                                            =====        =====       ======         =====
                  Diluted net income per share  . . . . . . . . . .        $ 0.34        $0.25        $0.59        $ 0.55
                                                                            =====        =====        =====         =====


NOTE 6.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $48,611,000 as of June 30, 1997 to invest in various existing and prospective portfolio companies.

         Litigation. The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.


Note 6.  SUBSEQUENT EVENT

         On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Advisers, Inc., pursuant to which Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Advisers, Inc. would merge with and into the Company through a stock for stock exchange. The merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals and other customary closing conditions. If all required approvals are obtained, the Company anticipates the merger would be effective on December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to originate loans, to carry those loans until sale occurs, and to carry the unsold portion of the principal amount of the loans to maturity. The primary source available to the Company to fund its loan originations is its credit facilities.

The Company and the Subsidiaries have two separate secured revolving lines of credit with available amounts totaling $40 million to finance Section 7(a) loans, Section 504 loans and companion loans to Section 7(a) loans. The lines have interest rates ranging from the one-month LIBOR plus 1.6% to the one-month LIBOR plus 2.2%. Interest is payable monthly, and both lines expire in May 1998. The lines require an annual fee of $80,000 in total. At June 30, 1997, the Company was paying interest at rates ranging from 7.29% to 7.89% on total outstanding borrowings of $22.1 million.

Subsequent to June 30, 1997, the Company entered into an additional secured revolving line of credit with a commercial bank to finance other types of loans not related to the SBA lending programs in which the Company currently participates. This new facility has a borrowing capacity of up to $15 million, an interest rate equal to the one-month LIBOR plus 1.35%, an annual facility fee of $30,000, and a total commitment fee of $15,000.

Management plans to continue to use leverage to finance the growth of the Company. However as a BDC, the Company must maintain a 200% asset coverage for senior securities representing indebtedness, which may limit the Company's ability to borrow on a consolidated basis. For purposes of the asset coverage test, all indebtedness of Allied SBLC is not considered senior securities representing indebtedness; therefore, the Company may be able to increase its leverage in Allied SBLC beyond the 200% asset coverage limit, subject to market availability. It is management's belief that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings, debt financings, or loan sales. The Company anticipates that adequate cash will be available to make new loans, fund its operating expenses, satisfy debt service obligations and pay dividends throughout 1997.

RESULTS OF OPERATIONS

For the Second Quarter Ended June 30, 1997 and 1996.

The Company originated $16.0 million in new loans during the second quarter of 1997. Net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses decreased by $4.3 million to $56.1 million at June 30, 1997 as compared to $60.4 million at December 31, 1996. At June 30, 1997, loans to small businesses totaled 84% of the Company's total assets, compared to 88% at December 31, 1996.

For the three months ended June 30, 1997, the net increase in net assets resulting from operations was $1.7 million, or $0.34 per share, as compared to $1.1 million, or $0.25 per share, for the same period for 1996. The increase in earnings per share also reflects a 13% increase in the weighted average shares and share equivalents outstanding from June 30,

1996. The Company issued 723,245 new shares in the second and third quarters of 1996 through a rights offering to shareholders and through a private sale.

The Company sold $18.9 million in loans during the second quarter of 1997 as opposed to $3.4 million during the second quarter of 1996. Net premium income from the sales of the guaranteed portion of the Section 7(a) loans, Section 504 loans and companion loans to Section 7(a) loans was $999,000 in the three months ended June 30, 1997 as compared to $269,000 for the three months ended June 30, 1996.

Investment income increased $1.1 million or 57% over the comparative three months of 1996 to $3.0 million. The outstanding balance of the Company's loan portfolio for the majority of the second quarter of 1997 was higher than that of the second quarter of 1996. Average loans outstanding for the second quarter of 1997 was $59.5 million as compared to $48.8 million for the second quarter of 1996. As was mentioned above, the Company sold $18.9 million in
Section 7(a) and Section 504 loans at the end of the second quarter of 1997, and due to the timing of that sale, investment income was not affected.

Investment advisory fees were $412,000 for the three months ended June 30, 1997, an 11% increase over $371,000 for the three months ended June 30, 1996. This increase is a result of an increase in invested and other assets on which the advisory fee is based. Interest expense was $605,000 for the three months ended June 30, 1997 as compared to $466,000 for the same period in 1996. The Company funds its loan origination activity through borrowings under its credit facilities. Amounts outstanding under the Company's credit facilities were $22.1 million at June 30, 1997 compared to $18.7 million at June 30, 1996. Other operating expenses equaled $171,000 for the three months ended June 30, 1997, a decrease of 18% from $209,000 for the same period of 1996. The decrease in operating expenses is due to timing of normal services provided by professional service firms.

For the Six Months Ended June 30, 1997 and 1996

Net increase in net assets resulting from operations was $3.0 million, or $0.59 per share, for the six months ended June 30, 1997, compared to $2.5 million, or $0.55 per share, for the same period in 1996. The increase in the net increase in net assets resulting from operations for the first six months of 1997 was caused by the same factors discussed in the quarter-to-quarter comparison above.

FACTORS AFFECTING THE COMPANY'S BUSINESS

The Company's business remains largely dependent upon two government-sponsored SBA-administered loan programs; the Section 7(a) guaranteed loan program and the Section 504 loan program. The Section 7(a) and Section 504 loan programs are regulated by the SBA pursuant to laws passed by Congress. There is no assurance the government appropriations for these programs or for the operations of the SBA will be continued. In addition, both programs are subject to changes in laws or regulations at any time that could have an adverse impact on the Company's operations with regard to the programs.

Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 12, 1997, the Company held its Annual Meeting of Shareholders in Bethesda, Maryland. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

         1. Election of Directors: Shareholders elected a total of nine directors, which comprised the entire Board, to serve for a one-year term. Votes were cast as follows:

                                                            FOR              WITHHELD
            William L. Walton                               3,970,239        32,306
            George C. Williams                              3,971,326        31,219
            Katherine C. Marien                             3,971,424        31,122
            Jon W. Barker                                   3,971,424        31,122
            Eleanor Deane Bierbower                         3,971,424        31,122
            Robert V. Fleming II                            3,971,424        31,122
            Anthony T. Garcia                               3,971,424        31,122
            Arthur H. Keeney III                            3,971,424        31,122
            Robin B. Martin                                 3,971,424        31,122

         2. Ratification of the selection of Matthews, Carter & Boyce to serve as independent accountants for the year ended December 31, 1997:

                                  FOR              AGAINST          ABSTAIN
                                  3,937,655        10,752           54,136

         3. Amend the Company's Incentive Stock Option Plan to increase the number of shares available under the plan and add a change of control provision:

                                  FOR              AGAINST          ABSTAIN
                                  3,385,366        464,831          101,702

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                ALLIED CAPITAL LENDING CORPORATION
                                ----------------------------------
                                        (Registrant)
                                        ------------

Dated: August 14, 1997           /s/ Jon A. DeLuca
       ---------------          -------------------------------------
                                Principal and Chief Financial Officer