Form 10-Q
period 1997-09-30
ALLIED CAPITAL LENDING CORP
filed 1997-11-13
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                              Commission file number:
ended SEPTEMBER 30, 1997                                     0-22832
      ------------------                               --------------------


                      ALLIED CAPITAL LENDING CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                            52-1081052
------------------------------                         --------------------
(State or jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                               1666 K STREET, NW
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                           ---  ---   --- ---

On November 12, 1997 there were 5,246,696 shares outstanding of the Registrant's common stock, $0.0001 par value.

                       ALLIED CAPITAL LENDING CORPORATION
                                FORM 10-Q INDEX



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheet as of September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . .1

            Consolidated Statement of Operations - For the Three and Nine Months Ended
            September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

            Consolidated Statement of Changes in Net Assets - For the Nine Months Ended
            September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

            Consolidated Statement of Cash Flows  - For the Nine Months Ended
            September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

            Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                         PART I - Financial Information


Item 1.  Financial Statements



                       ALLIED CAPITAL LENDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)



                                                                         September 30, 1997             December 31, 1996
                                                                         ------------------             -----------------
                                                                             (unaudited)

ASSETS
Investments at value:
  Loans (cost: 1997 - $54,904; 1996 - $54,867)  . . . . . . .                       $54,600                      $ 54,613
  Loans held for sale (cost: 1997 - $2,393; 1996 - $5,444)  .                         2,574                         5,795
                                                                                    -------                      --------
       Total investments  . . . . . . . . . . . . . . . . . .                        57,174                        60,408
Cash and cash equivalents . . . . . . . . . . . . . . . . . .                         2,146                         1,316
Accrued interest receivable . . . . . . . . . . . . . . . . .                           886                           861
Servicing asset . . . . . . . . . . . . . . . . . . . . . . .                         5,686                         5,043
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                         1,963                           774
                                                                                    -------                      --------
       Total assets . . . . . . . . . . . . . . . . . . . . .                       $67,855                      $ 68,402
                                                                                    =======                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .                       $23,534                       $23,743
  Accounts payable and accrued expenses . . . . . . . . . . .                         2,058                         1,857
  Investment advisory fee payable . . . . . . . . . . . . . .                           413                           421
  Dividends and distributions payable . . . . . . . . . . . .                             0                           410
                                                                                    -------                      --------
       Total liabilities. . . . . . . . . . . . . . . . . . .                        26,005                        26,431
                                                                                    -------                      --------

Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.0001 par value; 20,000,000 shares
  authorized; 5,193,374 and 5,126,905 shares issued and
  outstanding at 9/30/97 and 12/31/96 . . . . . . . . . . . .                             1                             1
Additional paid-in capital  . . . . . . . . . . . . . . . . .                        43,380                        42,403
Notes receivable from sale of common stock  . . . . . . . . .                         (478)                             -
Net unrealized appreciation (depreciation) on investments . .                         (123)                            97
Distributions in excess of accumulated earnings . . . . . . .                         (930)                         (530)
                                                                                    -------                      --------
       Total shareholders' equity . . . . . . . . . . . . . .                        41,850                        41,971
                                                                                    -------                      --------
       Total liabilities and shareholders' equity . . . . . .                       $67,855                      $ 68,402
                                                                                    =======                      ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                       For the Three Months Ended        For the Nine Months Ended
                                                                              September 30,                     September 30,
                                                                              -------------                     -------------
                                                                          1997             1996             1997             1996
                                                                          ----             ----             ----             ----

Investment Income:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .             $2,107           $1,993           $6,173           $5,252
  Premium income  . . . . . . . . . . . . . . . . . . . . .                573              271            2,054            1,202
                                                                        ------           ------           ------           ------
    Total investment income . . . . . . . . . . . . . . . .              2,680            2,264            8,227            6,454
                                                                        ------           ------           ------           ------


Operating Expenses:
  Investment advisory fee . . . . . . . . . . . . . . . . .                408              414            1,266            1,099
  Interest expense  . . . . . . . . . . . . . . . . . . . .                516              416            1,641            1,278
  Other operating expenses  . . . . . . . . . . . . . . . .                341               28              647              369
                                                                        ------           ------           ------           ------
    Total expenses  . . . . . . . . . . . . . . . . . . . .              1,265              858            3,554            2,746
                                                                        ------           ------           ------           ------


Net investment income . . . . . . . . . . . . . . . . . . .              1,415            1,406            4,673            3,708
Net realized losses on investments  . . . . . . . . . . . .               (88)             (15)            (132)             (99)
                                                                        ------           ------           ------           ------


Net investment income before net unrealized
 Appreciation (depreciation) on investments . . . . . . . .              1,327            1,391            4,541            3,609
Net unrealized appreciation (depreciation) on investments .               (50)              387            (220)              645
                                                                        ------           ------           ------           ------


Net increase in net assets resulting from operations  . . .             $1,277           $1,778           $4,321           $4,254
                                                                        ======           ======           ======           ======


Earnings per share  . . . . . . . . . . . . . . . . . . . .             $ 0.25           $ 0.35           $ 0.84           $ 0.91
                                                                        ======           ======           ======           ======


Weighted average number of shares and share
  Equivalents outstanding . . . . . . . . . . . . . . . . .              5,187            5,072            5,158            4,672
                                                                        ======           ======           ======           ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                      1997             1996
                                                                                      ----             ----

Increase in Net Assets Resulting from Operations:
    Net investment income . . . . . . . . . . . . . . . . . . . . . . . .            $ 4,673          $ 3,708
    Net realized losses on investments  . . . . . . . . . . . . . . . . .              (132)             (99)
    Net unrealized appreciation (depreciation) on investments . . . . . .              (220)              645
                                                                                     -------          -------
        Net increase in net assets resulting from operations  . . . . . .              4,321            4,254
                                                                                     -------          -------


Distributions to Shareholders . . . . . . . . . . . . . . . . . . . . . .            (4,941)          (4,332)
                                                                                     -------          -------


Capital Share Transactions:
  Net increase in notes receivable from sale of common stock  . . . . . .              (478)                -
  Sale of common shares in private offering . . . . . . . . . . . . . . .                  -            2,125
  Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .                  -            6,809
  Issuance of common stock upon the exercise of stock options . . . . . .                778                -
  Issuance of common stock in lieu of cash distributions  . . . . . . . .                199              197
                                                                                     -------          -------
      Net increase in net assets resulting from capital share transactions               499            9,131
                                                                                     -------          -------


Total (decrease) increase in net assets . . . . . . . . . . . . . . . . .              (121)            9,053


Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .             41,971           32,884
                                                                                     -------          -------


Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .            $41,850          $41,937
                                                                                     =======          =======


Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . .            $  8.06          $  8.19
                                                                                     =======          =======


Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .              5,193            5,122
                                                                                     =======          =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)


                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                     1997             1996
                                                                                     ----             ----
Cash Flows from Operating Activities:
   Net increase in net assets resulting from operations . . . . . . . . .         $   4,321        $   4,254
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
       Premium income . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,054)          (1,202)
       Amortization of loan discounts and fees  . . . . . . . . . . . . .             (487)            (282)
       Net realized losses on investments . . . . . . . . . . . . . . . .               132               99
       Net unrealized (appreciation) depreciation on investments  . .                   220            (645)
       Changes in assets and liabilities:
         Accrued interest receivable  . . . . . . . . . . . . . . . . . .              (25)             (82)
         Servicing asset  . . . . . . . . . . . . . . . . . . . . . . . .             (643)            (474)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,189)          (1,168)
         Accounts payable and accrued expenses  . . . . . . . . . . . . .               201          (1,727)
         Investment advisory fee payable  . . . . . . . . . . . . . . . .               (8)               84
                                                                                  ---------        ---------
           Net cash provided by (used in) operating activities  . . . . .               468          (1,143)
                                                                                  ---------        ---------
Cash flows from Investing Activities:
    Loan originations . . . . . . . . . . . . . . . . . . . . . . . . . .          (44,033)         (34,616)
    Proceeds from the sale of loans . . . . . . . . . . . . . . . . . . .            40,008           13,830
    Collection of principal . . . . . . . . . . . . . . . . . . . . . . .             9,421           11,000
                                                                                  ---------        ---------
           Net cash provided by (used in) investing activities  . . . . .             5,396          (9,786)
                                                                                  ---------        ---------
Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock . . . . . . . . . . . . .               300            8,934
     Dividends and distributions  . . . . . . . . . . . . . . . . . . . .           (5,125)          (4,475)
     Net borrowings (repayments) under revolving lines of credit  . . . .             (209)            4,411
                                                                                  ---------        ---------
           Net cash provided by (used in) financing activities  . . . . .           (5,034)            8,870
                                                                                  ---------        ---------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .               830          (2,059)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .             1,316            3,020
                                                                                  ---------        ---------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .         $   2,146        $     961
                                                                                  =========        =========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       ALLIED CAPITAL LENDING CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30. 1997
                                  (UNAUDITED)


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

NOTE 2. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted on January 1, 1997 and has been applied prospectively. The Company did not experience any material affect on its financial position from this implementation.

NOTE 3. DIVIDENDS

The Company's board of directors declared and paid three dividends to shareholders totaling $0.96 per share during the nine months ended September 30, 1997. The Company paid quarterly dividends equal to $0.32 per share each for the three months ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively. In connection with these dividends, the Company paid cash of $4,742,000 and distributed new shares of stock to participants in the dividend reinvestment plan with a value of $199,000 for a total of $4,941,000.

The board of directors declares dividends based upon estimates of the Company's taxable income (including ordinary investment income and capital gain income) for the year. Taxable income and the net increase in net assets resulting from operations can differ substantially during a taxable year, due to differences in the timing of recognition of gains and losses on the disposition of
portfolio securities.   For purposes of financial reporting, the net increase
in net assets resulting from operations includes the effect of both realized and unrealized gains and losses associated with the portfolio over time. For purposes of computing taxable income, gains and losses are recognized only when realized through disposition.

NOTE 4. NOTES PAYABLE

The Company has a $25,000,000 secured revolving line of credit with a commercial bank to finance Section 7(a) loans, which expires May 31, 1998. The interest rate associated with this line of credit is equal to the one-month LIBOR plus 1.6 percent per annum for borrowings secured by the guaranteed portion of Section 7(a) loans and the one-month LIBOR plus 2.2 percent per annum for borrowings secured by the unguaranteed portion of Section 7(a) loans. Interest is payable monthly. As of September 30, 1997, the Company was paying interest rates ranging from 7.3 percent to 7.9 percent per annum on the amounts outstanding under this line. The line of credit requires an annual facility fee
of $50,000, payable in quarterly installments.   As of September 30, 1997, the
Company had outstanding borrowings under this secured line of credit equal to $15,597,000.

The Company also has a $15,000,000 secured revolving line of credit with a commercial bank to finance its Section 504 loans and companion loans to Section 7(a) loans. This line of credit bears interest at a rate equal to the one-month LIBOR plus 1.6 percent per annum, payable monthly and expires May 31, 1998. As of September 30, 1997, the Company was paying interest of 7.3 percent on the amounts outstanding under this line. The agreement requires an annual facility fee of $30,000, payable in quarterly installments. As of September 30, 1997, the Company had outstanding borrowings under this line of credit equal to $6,489,000.

In October 1997, the Company entered into an additional secured revolving line of credit with a commercial bank to finance other types of loans not related to the SBA lending programs in which the Company currently participates. This new facility has a borrowing capacity of up to $15 million, an interest rate equal to the one-month LIBOR plus 1.35 percent, or 7.05 percent at September 30, 1997, an annual facility fee of $30,000, and a total commitment fee of $15,000. As of September 30, 1997, the Company had outstanding borrowings under this secured line of credit equal to $1,448,000.

NOTE 5. EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,

                                                           1997         1996         1997          1996
                                                           ----         ----         ----          ----
Net income  . . . . . . . . . . . . . . . . . . .        $1,277       $1,778       $4,321        $4,254
                                                         ======       ======       ======        ======
Basic average shares outstanding  . . . . . . . .         5,169        5,072        5,145         4,672
                                                         ======       ======       ======        ======
Basic net income per share  . . . . . . . . . . .        $ 0.25       $ 0.35       $ 0.84        $ 0.91
                                                         ======       ======       ======        ======
Effect of dilutive securities:

     Outstanding stock options  . . . . . . . . .            18            -           13             -
                                                         ------       ------       ------        ------
Diluted average shares outstanding  . . . . . . .         5,187        5,072        5,158         4,672
                                                         ======       ======       ======        ======
Diluted net income per share  . . . . . . . . . .        $ 0.25       $ 0.35       $ 0.84        $ 0.91
                                                         ======       ======       ======        ======




NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company had loan commitments outstanding equal to $32.2 million as of September 30, 1997 to invest in various existing and prospective portfolio companies.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

NOTE 7. MERGER

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Advisers, Inc., (collectively, the "Companies") pursuant to which Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into the Company through a stock for stock exchange (the "Merger"). The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

ORGANIZATION

Effective January 1, 1997, Allied Capital Lending Corporation (Company) reorganized to provide the Company with greater flexibility to generate loans and to better match its financing with its investment opportunities, and to maximize the return on the Company's loans (Reorganization). The Company formed two subsidiaries, Allied Capital SBLC Corporation (Allied SBLC) and Allied Capital Credit Corporation (Allied Credit). Both Allied SBLC and Allied Credit (Subsidiaries) are Maryland corporations and closed-end management investment companies that have elected to be regulated as business development companies
(BDCs) under the 1940 Act. Effective January 1, 1997, the Company assigned its SBLC license and transferred all Section 7(a) loans and related assets and liabilities to Allied SBLC in return for 100% of Allied SBLC's common stock. The Company dissolved the Partnership and purchased the 1% limited partnership interest not owned by the Company. The Company assumed all of the Partnership's assets and liabilities upon the dissolution.

RESULTS OF OPERATIONS

FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997 AND 1996.

For the three months ended September 30, 1997, the net increase in net assets resulting from operations was $1.3 million, or $0.25 per share, as compared to $1.8 million, or $0.35 per share, for the same period of 1996.

Total investment income for the third quarter ended 1997 increased $0.4 million or 18% over the comparative period of 1996 to $2.7 million. Interest income increased 5.7% to $2.1 million for the quarter ended September 30, 1997 as compared to the same period in 1996. The increase in interest income is due to a larger outstanding average loan balance for the majority of the third quarter of 1997 as compared to the third quarter of 1996. The Company originated $17.2 million in new loans during the third quarter of 1997 as compared to $13.0 million for the same period in 1996. Premium income increased $ 0.3 million to $0.6 million for the three months ended September 30, 1997 from $0.3 million for the same period in 1996. This increase is attributable to the volume of
Section 7(a) loans sold in the third quarter of 1997 verses the volume of loans sold in 1996, and the net premium income related to the sale of the unguaranteed portion of certain section 7(a) loans sold in the third quarter of 1997. The Company sold $12.4 million in loans during the third quarter of 1997 as opposed to $1.7 million during the third quarter of 1996. Net premium income from the sale of the guaranteed portion of the Section 7(a) loans,
Section 504 loans and companion loans to Section 7(a) loans was $383,000 for the three months ended September 30, 1997 as compared to $271,000 for the three months ended September 30, 1996. In addition, the Company sold a portion of the unguaranteed amount of certain Section 7(a) loans for a net premium of $190,000. The unguaranteed principal balance of loans sold approximated $8 million. The Company's premium received per loan in 1997 related to the sale of the guaranteed portion of Section 7(a) loans has been consistent with 1996 amounts.

Investment advisory fees were $408,000 for the three months ended September 30, 1997 as compared to $414,000 for the three months ended September 30, 1996. This decrease is due to a decrease in assets subject to the 2.5% annual advisory fee as of September 30, 1997 as compared to September 30, 1996. Interest expense increased 24% to $516,000 for the three months ended September
30, 1997 as compared to $416,000 for the same period in 1996.   Amounts
outstanding under the Company's credit facilities were $23.5 million at September 30, 1997 compared to $23.3 million at September 30, 1996. The increase in interest expense results from a higher average outstanding balance of borrowed funds in 1997 even though the Company was able to reduce interest rates charged pursuant to the Company's credit facilities during 1997. Other operating expenses equaled $341,000 for the three months ended September 30, 1997, an increase of $313,000 from $28,000 for the same period of 1996. The increase in operating expenses is largely due to certain expenses that were incurred in connection with the Company's proposed Merger that have been expensed during the third quarter of 1997. Expenses related to the Merger approximate $200,000 and include investment banking fees and legal fees.

The Company recorded $50,000 in net unrealized depreciation on investments in the third quarter of 1997 as compared to $387,000 in net appreciation for the third quarter of 1996. The difference results largely from the timing of loan sales.

At the end of the third quarter of 1996, the Company had loans awaiting sale totaling $11.8 million with associated unrealized premiums of $752,000. The Company did not have substantial loans awaiting sale at September 30, 1997.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the nine months ended September 30, 1997, the net increase in net assets resulting from operations was $4.32 million, or $0.84 per share, as compared to $4.25 million, or $0.91 per share, for the same period of 1996. Although net earnings have increased, earnings per share for the period ended September 30, 1997 as compared to the prior period in 1996 has decreased because of an increase in the weighted average number of shares and share equivalents outstanding used for the computation of earnings per share. The Company has experienced a 10.4% increase in the weighted average shares and share equivalents outstanding between the periods presented. The increase in the weighted average shares is primarily due to the Company's issuance of approximately 723,000 new shares in the second and third quarters of 1996 through a rights offering to shareholders and through a private sale.

Total investment income increased $1.8 million or 27% over the comparative period of 1996 to $8.2 million. Interest income increased 18% to $6.2 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is due to a larger outstanding average loan balance for the nine month period in 1997 as compared to 1996. The Company has originated $44.0 million in new loans during the nine months ended September 30, 1997 as compared to $34.6 million during the same period in 1996. The Company has also had significant loan sale activity in 1997, and net of loan sales, repayments and changes in portfolio valuation, the Company's total loans to small businesses decreased by $3.2 million to $57.2 million at September 30, 1997 as compared to $60.4 million at December 31, 1996. At September 30, 1997, loans to small businesses totaled 84% of the Company's total assets, compared to 88% at December 31, 1996.

Premium income increased $ 0.9 million to $2.1 million for the nine months ended September 30, 1997 from $1.2 million for the same period in 1996. This increase is attributable to the volume of Section 7(a) loans sold during 1997 verses the volume of loans sold in 1996. Premiums received by the Company in 1997 related to the sale of the guaranteed portion of Section 7(a) loans has been consistent with 1996 amounts. The Company has sold $37.7 million in loans during the nine months ended September 30, 1997 as opposed to $12.6 million during the same period of 1996. Net premium income from the sale of the guaranteed and unguaranteed portions of Section 7(a) loans, Section 504 loans and companion loans to Section 7(a) loans was $2.1 million for the nine months ended September 30, 1997 as compared to $1.2 million for the nine months ended September 30, 1996.

Investment advisory fees were $1.3 million for the nine months ended September 30, 1997 as compared to $1.1 million for the nine months ended September 30, 1996. This increase is due to increases in the quarter-end balances of assets subject to the 2.5% annual advisory fee during 1997 as compared to 1996. Interest expense was $1.6 million for the nine months ended September 30, 1997 as compared to $1.3 million for the same period in 1996. The increase in interest expense has been caused by higher average outstanding balances of the Company's credit facilities during 1997 as compared to 1996, even given more favorable 1997 interest rates. Other operating expenses equaled $647,000 for the nine months ended September 30, 1997, an increase of $278,000 from $369,000 for the same period of 1996. The increase in operating expenses is largely due to certain expenses that were incurred in connection with the Merger, announced to shareholders in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to originate loans, to carry those loans until sale occurs, and to carry the unsold portion of loans to maturity. The primary source available to the Company to fund its loan originations is its credit facilities.

The Company and its subsidiaries have two separate secured revolving lines of credit with available amounts totaling $40 million to finance Section 7(a) loans, Section 504 loans and companion loans to Section 7(a) loans. The lines have interest rates ranging from the one-month LIBOR plus 1.6% to the one-month LIBOR plus 2.2%. Interest is payable monthly, and both lines expire in May 1998. The lines require an aggregate annual fee of $80,000 in total. At September 30, 1997, the Company was paying interest at rates ranging from 7.3% to 7.9% on total outstanding borrowings of $22 million.

In addition, in October 1997, the Company entered into a secured revolving line of credit with a commercial bank to finance other types of loans not related to SBA lending programs. This new facility has a borrowing capacity of up to

$15 million, an interest rate equal to the one-month LIBOR plus 1.35%, or 7.05% as of September 30, 1997, an annual facility fee of $30,000, and a total commitment fee of $15,000.

Management plans to continue to use leverage to finance the growth of its loan portfolio. However as a BDC, the Company must maintain a 200% asset coverage for senior securities representing indebtedness, which may limit the Company's
ability to borrow on a consolidated basis.   For purposes of the asset coverage
test, all indebtedness of Allied SBLC is not considered senior securities representing indebtedness; therefore, the Company may be able to increase its leverage in Allied SBLC beyond the 200% asset coverage limit, subject to market availability. As of September 30, 1997, Allied SBLC had borrowings outstanding under its credit facility equal to $15.6 million. It is management's belief that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings, debt financings, or loan sales. The Company anticipates that adequate cash will be available to make new loans, fund its operating expenses, satisfy debt service obligations and pay dividends throughout 1997.

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

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Advisers, Inc., (collectively, the "Companies") pursuant to which Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into the Company through a stock for stock exchange (the "Merger"). The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

             3(ii) Bylaws
             11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ALLIED CAPITAL LENDING CORPORATION
                                  ----------------------------------
                                              (Registrant)



Dated: November 13, 1997                      /s/ Jon A. DeLuca
       -----------------                      -----------------------------
                                              Principal and Chief Financial
                                                Officer