Form 10-K
period 1997-12-31
ALLIED CAPITAL CORP
filed 1998-03-26
CIK 3906

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-22832

                           ALLIED CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

            MARYLAND                                       52-1081052
  (State or Other Jurisdiction                          (I.R.S. Employer
        of Incorporation)                              Identification No.)


 1666 K STREET, NW, NINTH FLOOR
        WASHINGTON, D.C.                                      20006
 (Address of Principal Executive                           (Zip Code)
             Office)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 19, 1998 was approximately $1,259,935,369 based upon the average bid and asked prices for the registrant's common stock on that date. As of March 20, 1998 there were 52,072,606 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.     BUSINESS OF THE COMPANY


Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Allied Capital Corporation has three wholly owned subsidiaries that have also elected to be regulated as BDCs, as well as other subsidiaries. ACC is traded on the Nasdaq Stock Market under the symbol "ALLC."

THE MERGER

On December 31, 1997, Allied Capital Corporation ("Allied I"), Allied Capital Corporation II ("Allied II"), Allied Capital Commercial Corporation ("Allied Commercial"), and Allied Capital Advisers, Inc. ("Advisers"), (each an "Acquired Company" and collectively the "Acquired Companies") merged with and into Allied Capital Lending Corporation ("Allied Lending") pursuant to an Agreement and Plan of Merger, dated as of August 14, 1997, as amended and restated as of September 19, 1997 in a stock-for-stock exchange (the "Merger"). The five parties to the Merger are sometimes referred to herein, either singularly or collectively, as the "Predecessor Company" or "Predecessor Companies." Immediately following the Merger, Allied Lending changed its name to Allied Capital Corporation ("ACC" or the "Company").

The Merger, which was approved by shareholders of each Predecessor Company at a Special Meeting of Stockholders on November 26, 1997, was effected through a conversion of each share of Acquired Company common stock into the number of shares of Allied Lending common stock determined pursuant to the following exchange ratios: Allied I - 1.07 shares; Allied II - 1.40 shares; Allied Commercial - 1.60 shares; and Advisers - 0.31 shares. Allied Lending's common stock outstanding prior to the Merger continues to be outstanding, and was not converted or changed in the Merger. On December 31, 1997, subsequent to the exchange of shares, the Company had 52,047,318 shares outstanding.

To facilitate the Merger, Allied Lending's charter was amended primarily to effect: (a) an increase in the number of authorized shares of common stock, par value one-tenth of one mil ($0.0001) per share, from 20,000,000 shares to 100,000,000 shares; and (b) a change in Allied Lending's name to "Allied Capital Corporation."

THE COMPANY

The merged company is in substance a new entity, and together with its subsidiaries is an amalgamation of the Predecessor Companies and their respective subsidiaries, with an investment objective and investment policies that encompass substantially similar objectives and/or policies of Allied Lending and each Acquired Company. In short, the range of investment opportunities and advisory services previously offered by the Predecessor Companies has been distilled into ACC. Portions of the narrative below that discuss ACC's historical operations actually reflect the historical operations of the relevant Predecessor Company or Predecessor Companies.

The investment objective of ACC is to achieve current income and capital gains. ACC seeks to achieve its investment objective by investing primarily in private, growing businesses in a variety of industries and in diverse geographic locations (primarily in the United States). ACC operates its portfolio in four parts: mezzanine finance, commercial real estate finance, 7(a) lending and investment advisory services. ACC's investment portfolio, resulting from the merger of the portfolios and businesses of Allied I, Allied II, Allied Commercial and Allied Lending, consists of small senior loans, small and medium-sized subordinated loans with equity features, and small and medium-sized commercial mortgage loans. At December 31, 1997, ACC's investment portfolio totaled $697 million representing 819 borrower relationships.

MEZZANINE FINANCE

As successor to the businesses and portfolios of Allied I and Allied II, ACC and several of its wholly owned subsidiaries provide debt, mezzanine, and equity financing in private transactions for small and medium-sized, primarily private, growth companies. Investments of this type (made by Allied I and Allied II) have historically ranged in size between $2 million and $10 million for the purposes of growth or acquisition capital. ACC will continue to originate investments of this size, however, additional asset growth is anticipated from seeking larger sized transactions ranging from $10 million to $20 million. Because of an improved capital structure resulting from the Merger, ACC has been able to lower its pricing, which should increase loan originations. ACC provides financing for growth, leveraged buyouts of small companies, note purchases, loan restructurings, acquisitions, recapitalizations, and bridge financings for small businesses. At December 31, 1997, ACC's mezzanine loan portfolio totaled $168 million; equity interests at December 31, 1997 were valued at $40 million.

ACC generally invests in small, private companies and may, from time to time, invest in small, thinly traded public companies that lack access to capital and whose securities are generally not marginable. In general, such companies would have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. ACC generally requires that its portfolio companies demonstrate sales growth, positive cash flow, and profitability. In choosing investment opportunities, ACC emphasizes the quality of management and seeks experienced entrepreneurs with a management track record and relevant industry experience (see "--Underwriting Procedures"). Upon consummation of the Merger, ACC succeeded to the existing mezzanine loan portfolios of Allied I and Allied II, which included investments in, among other industries, manufacturing, broadcasting, retail and service companies. ACC's mezzanine portfolio is not concentrated in any particular geographical area or region, and is diverse in terms of the specific industries represented. The following tables show the industry and geographic composition of ACC's mezzanine portfolio.

================================================================================

ACC'S MEZZANINE PORTFOLIO BY INDUSTRY AND GEOGRAPHIC REGION at DECEMBER 31, 1997


       INDUSTRY                                           GEOGRAPHIC REGION
       --------                                           -----------------

Industrial/Manufacturing       43%                   Mid-Atlantic          29%

Broadcasting/Communications    26%                   Southeast             27%

Retail/Wholesale               15%                   Midwest               17%

Services                       12%                   West                  13%

Other                           4%                   Northeast              8%
                             -------
                              100%                   International          6%
                                                                         -------
                                                                          100%

================================================================================


ACC's mezzanine investments are generally structured as debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, warrants or options to purchase a portion of a portfolio company's common equity at a nominal price. Such an investment generally carries a fixed interest rate, typically having a maturity of seven years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. ACC makes senior loans without equity features, and such loans generally bear interest at a fixed rate. At December 31, 1997, 98% of the mezzanine portfolio had fixed rates of interest.

ACC's current income from its mezzanine portfolio is derived primarily from interest earned on its debt securities. Historically, ACC has structured its mezzanine investments so that approximately one-half of ACC's potential return was earned in the form of current interest payments, and the balance was derived from capital gains that arise from the sale of ACC's equity interest in the portfolio company. During 1997, and it is anticipated for future years, ACC began originating larger mezzanine transactions where the majority of the investment return is expected from current interest with a lesser amount of the return expected from capital gains.

Generally, long-term growth in net asset value and realized capital gains, if any, are achieved through the equity portion of its mezzanine investments. The Company's equity investments consist primarily of securities issued by privately owned companies, and may be subject to restrictions on their resale or are otherwise illiquid. Equity securities generally do not produce a current return, but are held for investment appreciation and ultimate gain on sale.

Historically, all of the investments of the Company have been made in domestic small businesses. In 1995, Allied I established a $20 million credit facility with the Overseas Private Investment Corporation ("OPIC"), pursuant to which Allied I began making investments in businesses that engage, in whole or in part, in overseas operations, usually in countries representing the world's emerging markets. OPIC's purpose is to promote economic growth in developing countries by encouraging U.S. private investment in those nations. Under OPIC regulations, investments generally may be made only in companies that have some affiliation with a U.S.-based business entity. ACC is not actively pursuing OPIC-qualifying investments. At December 31, 1997, ACC had OPIC-qualifying investments at value equal to $10 million.

SBIC SUBSIDIARY. ACC has a wholly owned subsidiary, Allied Investment Corporation ("Allied Investment") which is licensed by the U.S. Small Business Administration ("SBA") as a small business investment company ("SBIC") under
Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"), and has also elected to be regulated as a BDC. Allied Investment's portfolio was formed as a result of the merger between Allied Investment and Allied Investment Corporation II ("Investment II"), which, prior to the Merger, were subsidiaries of Allied I and Allied II, respectively. The investment objective of Allied Investment is to achieve both long-term growth in the value of its net assets and current income by providing debt, mezzanine, and equity financing for small, privately owned growth companies. Allied Investment's investments are substantially similar in form to those made by Allied I and Allied II.

As an SBIC, Allied Investment provides capital to privately owned small businesses primarily through subordinated debt investments with equity features. Equity features include loan conversion privileges, warrants or options to purchase a portion of a portfolio company's common equity at a nominal price. Wherever possible, Allied Investment seeks collateral for its respective loans, but its security interests in such loans are usually subordinated to the security interests of other institutional lenders.

SBICs are authorized to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully-taxed profits not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully-taxed profits not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

SSBIC SUBSIDIARY. ACC also has a wholly owned subsidiary, Allied
Capital Financial Corporation ("Allied Financial"), which is licensed as a specialized small business investment company under Section 301(d) of the 1958 Act ("SSBIC"), and has also elected to be regulated as a BDC. Allied Financial's portfolio was formed as a result of the merger between Allied Financial and Allied Financial Corporation II ("Financial II"), which, prior to the Merger, were subsidiaries of Allied I and Allied II, respectively. The investment objective of Allied Financial is to achieve both long-term growth in the value of its net assets and current income by providing debt, mezzanine and equity financing for small, privately owned growth companies that are at least 50% owned, controlled, and managed by a socially or economically disadvantaged person, as defined by the SBA. ACC has determined that, given certain regulatory requirements of the SSBIC program, it is no longer economical to operate Allied Financial as an SSBIC. As a result, ACC is currently working with the SBA to restructure its SBIC and SSBIC licenses.

SBA FINANCING. Allied Investment and Allied Financial have the opportunity to sell to the SBA preferred stock and subordinated debentures with a maturity of up to ten years, up to an aggregate principal amount calculated by a formula which applies a multiple to its private capital, but not in excess of $101 million (the "$101 million limit"). The $101 million limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. For this purpose, Allied Investment and Allied Financial would be deemed to be "associates" of one another. As a group, Allied Investment and Allied Financial have received $54.3 million of subordinated debentures and $7 million of preferred stock investments from the SBA as of December 31, 1997; as a result, the combined ability to apply for additional financing from the SBA will be limited. Interest rates on the SBA debentures currently outstanding range from 6.9% to 9.8%.

COMMERCIAL REAL ESTATE FINANCE

As successor to the business and portfolio of Allied Commercial, ACC invests in commercial loans to small businesses secured by liens or mortgages on real estate ("commercial mortgage loans"). Such loans are purchased or originated by ACC in accordance with certain underwriting criteria discussed below. ACC focuses on "enterprise value" commercial real estate lending, meaning that the value of the investment is based on the ongoing value of the commercial enterprise to which a loan is made, and not just on the underlying real estate collateral. The Company believes that it competes successfully in the commercial mortgage finance market due to the creativity and flexibility of its loan terms and because it specializes in mortgage loan financing for entrepreneurs whose business is a source of revenue in addition to the real estate collateral itself. As of December 31, 1997, the commercial real estate portfolio totaled approximately $446 million.

ACC derives income from interest on its commercial mortgage loans and from discounts on its portfolio of purchased commercial mortgage loans. Commercial mortgage loans purchased or originated by ACC are not concentrated in any particular geographical area or region, and are secured by various properties, including hotels, motels and resorts, office buildings, retail establishments, industrial/manufacturing facilities and other property types. The following tables show the composition of ACC's commercial mortgage loan portfolio by property type and geographic region:


================================================================================

     ACC'S COMMERCIAL MORTGAGE LOAN PORTFOLIO BY PROPERTY TYPE AND
                 GEOGRAPHIC REGION AT DECEMBER 31, 1997

       INDUSTRY                                        GEOGRAPHIC REGION
       --------                                        -----------------

Hospitality                 33%                   Mid-Atlantic           38%

Office                      31%                   Midwest                18%

Retail                      14%                   West                   18%

Industrial/Manufacturing     6%                   Souteast               14%

Other                       16%                   Northeast              12%
                          -------                                      -------
                           100%                                         100%

================================================================================

ACC's existing portfolio contains loans that were purchased from the Resolution Trust Corporation, the Federal Deposit Insurance Corporation, and other third party sellers including life insurance companies and banks. These loans were generally purchased at a discount from the face amount of the notes. In 1994, the Predecessor Company shifted its focus to loan origination from loan purchases in order to meet growing market demand and to supplement declining loan purchase opportunities. ACC continues to originate and purchase mortgage loans, with a primary focus on loan originations ranging in size from $1 million to $20 million. Subsequent to the Merger, ACC also provides other long-term financing to businesses, such as subordinated real estate loans and sale-leaseback financing.

At December 31, 1997, approximately 73% of the Company's portfolio of commercial mortgage loans carried a fixed rate of interest and approximately 27% had adjustable rates of interest tied to various indices. Commercial mortgage loans originated by ACC generally have a maturity of five to ten years. Occasionally, these loans may require payments of interest only or level payments of principal and interest calculated to amortize principal on a 10- to 30-year basis with a balloon payment at maturity. At December 31, 1997, the effective yield on ACC's portfolio of commercial mortgage loans was approximately 11.4%, which reflects amortization of discounts on loans over the expected life of the loan and the stated interest rate. ACC generally prices its commercial mortgage loans at interest rates ranging from 200 to 500 basis points over comparable term U.S. Treasury rates.

The Company experienced a high rate of commercial mortgage loan repayments in 1997 as many loans that had been purchased in earlier years, and originated without substantial prepayment prohibitions, repaid due to a favorable interest rate environment. The Company now generally originates its commercial real estate loans to require prepayment premiums, which generally take the form of a fixed percentage of the loan amount that declines as the loan matures. At December 31, 1997, 53% of the commercial real estate portfolio required payment of some premium upon early repayment, or prohibited repayment for a specified period of time.

Certain of the loans to which ACC has succeeded were acquired or originated in conjunction with Business Mortgage Investors, Inc. ("BMI"), a company privately owned by institutional and other accredited investors. As the successor to Advisers, ACC serves as investment adviser to BMI. From January 1993 until January 1, 1997, Allied Commercial generally participated in all loan purchases and originations with BMI on a pro rata basis according to each entity's total equity. Allied Commercial's participation in each loan varied over this period, ranging from 77% to 78%. Effective January 1, 1997, BMI discontinued purchasing or originating mortgage loans, and by the terms of its formation, is currently in liquidation.

ASSET SECURITIZATION. One of ACC's business strategies is to securitize a portion of its commercial real estate portfolio. Through asset securitization, ACC effectively sells senior tranches of its mortgage loans to investors while retaining a subordinated interest in the loans sold. Securitization provides increased investment leverage for ACC and enhances the returns on the Company's invested equity capital. Mortgage loans originated for future securitization must meet certain additional investment criteria.

On January 30, 1998, the Company, in conjunction with BMI, completed an asset securitization transaction whereby $239 million in commercial mortgage-backed bonds were issued by Allied Capital Commercial Mortgage Trust 1998-1. The bonds were sold in a private placement of three bond classes rated "AAA," "AA" and "A" by Standard & Poor's Rating Services and Fitch IBCA, Inc. The Company and BMI sold loans with an aggregate balance of $310 million to secure the bonds. The Company contributed approximately 95%, or $295 million, of the total loans sold. The Company retained a trust certificate representing the difference between the assets sold and the bond proceeds received, or approximately 23% of the assets sold. The mortgage loans sold had an approximate weighted average stated interest rate of 9.6%. The three bond classes have an aggregate weighted average interest rate of approximately 6.38%. The Company will continue to service 100% of the loans sold. The Company will account for the sale in accordance with FASB 125.

ACC believes that asset securitization is an effective means of financing its commercial real estate finance operations and increasing its returns on the assets retained. ACC intends to continue the practice of asset securitization for its commercial real estate loans.

7(a) LENDING

As successor to the business and portfolio of Allied Lending, ACC, through a wholly owned subsidiary, Allied Capital SBLC Corporation ("Allied SBLC"), participates in the SBA's Section 7(a) Guaranteed Loan Program as a small business lending company ("SBLC") pursuant to Section 7(a) of the Small Business Act (1958), as amended (the "Small Business Act"). As a Section 7(a) lender, ACC makes loans that are partially guaranteed by the SBA to small businesses. The SBA is no longer issuing SBLC licenses and there are only fourteen non-bank SBLCs operating in the United States. Allied SBLC, previously a subsidiary of Allied Lending, survived the Merger as a subsidiary of ACC and continues to hold the SBLC license, and all of

ACC's 7(a) loans are originated by Allied SBLC. As of December 31, 1997, the 7(a) loan portfolio totaled approximately $41 million.

The Company's 7(a) loans typically range in size from $200,000 to $1 million. Pursuant to Section 7(a) of the Small Business Act, the SBA will guarantee 80% of any qualified loan up to $100,000 regardless of maturity, and 75% of any such loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with no more than $5 million in annual sales and no more than 500 employees.

Allied Lending has historically charged, and ACC will continue to charge, interest on 7(a) loans at a variable rate, typically 1.75% to 2.75% per annum above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. Approximately 92% of the Company's 7(a) loan portfolio had variable interest rates as of December 31, 1997. Generally loans are payable in equal monthly installments of principal and interest on the first day of the month following the month in which the loan is funded, until maturity. ACC's new capital structure has afforded the Company the opportunity to lower its 7(a) loan pricing so that it may compete more effectively in the marketplace, increase deal flow, and improve the credit quality of its assets. In addition, ACC intends to streamline its credit approval process for 7(a) loans, and refine its network of Regional Associates, who are the primary source for new 7(a) loan referrals. (See "--Loan Sourcing.")

Section 7(a) loans may be made to qualifying small businesses for the purposes of acquiring real estate, purchasing machinery or equipment or to provide working capital. Such loans made to acquire real estate may have maturities of up to 25 years; loans made for the purpose of purchasing machinery and equipment may have maturities of up to 15 years; and loans made to provide working capital may have maturities of up to seven years. These loans are secured by a mortgage or other lien on the assets of the borrower and, frequently, of its principals. ACC generally does not make unsecured working capital loans or equipment loans. Generally, ACC's 7(a) loans are secured by real estate assets. In all cases, the principals of the small businesses must personally guarantee the payment of interest on and principal of the loans.

ACC has in its 7(a) portfolio, or is servicing loans to, among others, hotels and motels, automotive shops and gas stations, broadcasting and communications companies, restaurants, manufacturers, service providers, retail shops, and other small businesses. The following tables shows ACC's 7(a) loan portfolio by industry and geographic region.

================================================================================

   ACC'S 7(a) LENDING PORTFOLIO BY INDUSTRY AND GEOGRAPHIC REGION AT
                           DECEMBER 31, 1997

       INDUSTRY                                          GEOGRAPHIC REGION
       --------                                          -----------------

Hospitality                  25%                   Midwest                36%

Automotive Services          21%                   Mid-Atlantic           29%

Broadcasting/Communications  10%                   Southeast              18%

Restaurant/Food Services      9%                   Northeast              10%

Industrial/Manufacturing      7%                   West                    7%
                                                                        -------
Services                      6%                                         100%

Retail/Wholesale              6%

Other                        16%
                           -------
                            100%

================================================================================

Premium income results primarily from the cash gain on the sale of the guaranteed portion of the Company's 7(a) loans into the secondary market, less the costs associated with originating the loans sold. Typically, the Company receives cash premiums on loan sales, net of origination costs, ranging from 4% to 6% of the face amount of each loan sold. Effective January 1, 1998, the Company is no longer required to hold the guaranteed portion of its 7(a) loans for 90 days before selling, and now sells the guaranteed portion shortly after funding the loan. This change has lowered ACC's costs associated with the 7(a) loan origination program. The SBA is entitled to a fee of 50% of any cash premium in excess of 10% received on loan sales. The Company, through Allied SBLC, continues to service 100% of its loans sold for a normal servicing fee of approximately 0.4% per annum of the outstanding principal amount of such loans. To the extent that the Company receives any higher servicing fee, the value of such additional servicing fee is accrued as an excess servicing asset.

ACC also provides companion or "piggyback" loans in conjunction with traditional 7(a) loans (i.e., the 7(a) Companion Loans). For this type of financing, ACC provides an unguaranteed first mortgage loan for up to 60% of the real estate value and a second mortgage loan through the 7(a) program with a 75% SBA guarantee. The total of the two loans is generally 80% or less of the appraised value of the real estate. From time to time, ACC may partner with local banks by providing second mortgage loans that are partially guaranteed by the SBA in conjunction with the banks' conventional first mortgage loans to qualifying small businesses. The 7(a) Companion Loans are included in ACC's commerical real estate finance portfolio.

The SBA designates certain participants in the Section 7(a) Loan Program as "Preferred Lenders" in certain designated markets. This designation allows a lender to make 7(a) loans in the designated region without SBA credit approval, thus simplifying and expediting the process of loan approval and disbursements. At December 31, 1997, Allied SBLC was identified as a Preferred Lender in a number of regional markets.

As successor to all of Allied Lending's operations, ACC also participates in the SBA Section 504 Loan Program; these loans are included in ACC's commercial real estate finance portfolio.

INVESTMENT ADVISORY SERVICES

As successor to Advisers, ACC is internally managed and is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). ACC also provides investment advisory and related services to other entities, including certain entities previously managed by Advisers that were not parties to the Merger. More particularly, these entities include BMI, and two small investment partnerships, which, like BMI, are also in liquidation. Each of these entities focuses primarily on investments in small growing entrepreneurial companies, and specializes in providing financing through senior or subordinated debt and combinations of debt and equity or, in the case of BMI, in commercial mortgage loans collateralized by real estate. All entities managed by ACC are privately held, primarily by large institutional investors or other accredited investors.

As the investment adviser to these private funds, ACC is responsible for sourcing, originating, monitoring, servicing and liquidating investments in their portfolios. ACC is compensated for its services, generally in the form of asset-based or commitment-based fees, and performance incentive fees.

ACC is able to participate as an investor in, as well as a manager to, private funds, which should afford ACC an advantage in competing for future advisory contracts. In January 1998, the Company entered into an investment advisory agreement with Kreditanstalt fur Wiederaufbau (KfW), the state-owned public development bank of Germany, to manage a fund of approximately DM 160 million. For its services related to sourcing, structuring, investing, monitoring and disposing of its investments in small, German businesses, ACC will receive a 3% per annum fee on total committed capital, payable quarterly. ACC will also co-invest with the fund for an aggregate co-investment of DM 40 million.

OTHER INVESTMENTS

At December 31, 1997, the Company had $81.5 million in cash and government securities. Pending investments in growing businesses, ACC invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. See "Management's Discussion and Analysis" included in the Company's 1997 Annual Report as well as the Company's 1997 Consolidated Financial Statements and the Notes thereto.

LOAN SOURCING

To identify and pursue mezzanine investments, commercial mortgage loans and 7(a) loans, ACC works with regional and boutique investment banks, mezzanine and venture capital investors, and other intermediaries, including business and mortgage brokers, national retail financial services companies, banks, law firms and accountants for loan referrals. During 1997, ACC opened two regional offices in Chicago and San Francisco to increase the scope of its loan sourcing activity.

In addition, for its 7(a) lending operations, ACC has arrangements with certain financial consultants, or "Regional Associates," who refer to the Company potential loans to small businesses located in designated areas. If and when a loan referred by a Regional Associate is closed, the Regional Associate is compensated by an origination fee calculated using a formula agreed upon by the Company and the Regional Associate. The origination fees currently paid by the Company to Regional Associates range from 0.5% to 5.0% of the principal amount of each loan made that was referred by the respective Regional Associate. The Regional Associates from time to time may assist ACC in monitoring any loans referred by them or otherwise made in their areas. At December 31, 1997, ACC had eleven Regional Associates located throughout the United States.


UNDERWRITING PROCEDURES

ACC historically has focused on the quality of assets in its portfolio, and it continues to maintain a rigorous credit policy which is based upon:

- The committee process. All credit approval is obtained through a committee review process; no one individual has the ability to approve a credit.

- Due diligence. Investment opportunities are subjected to a rigorous due diligence process, including research on the industry, competition, pricing and market share positioning of the company and its products; personal and professional references for members of management as well as vendor and supplier references; business plan modeling and study of the projected growth of the portfolio company; and for real estate financings, appraisals and other third-party reports, as necessary, to assess risks related to engineering, environmental, seismic, or structural issues.

- Investment Committee. Upon the completion of due diligence, each transaction is presented to the Investment Committee, which is comprised of nine of the most senior investment professionals in the Company, including William Walton (CEO), John M. Scheurer (Managing Director, Real Estate and 7(a) lending), and Cabell Williams (Managing Director, Mezzanine Finance). In certain instances where risk/return characteristics warrant, the Executive Committee of the Board of Directors will also approve such investment transactions.

The following table highlights general underwriting criteria for each product type. The Company uses these criteria as general guidelines for investing only, and the characteristics of individual investments may vary significantly depending upon each unique investment opportunity.

                         MEZZANINE                 REAL ESTATE/
                                                   7(a) LENDING
-----------------------------------------------------------------------

Industry/Property    Manufacturing,            Full service
type:                service, media,           hotels, office
                     telecommunications,       buildings,
                     retail, services          manufacturing
                     and other                 facilities,
                     businesses                warehouses, retail
                                               facilities,
                                               healthcare
                                               facilities,
                                               convenience stores
                                               and gas stations,
                                               and other
                                               "hard-to-finance"
                                               properties

Investment           stable, growing           amortization, 100%
Criteria:            companies, strong         collateral coverage,
                     cash flow,                120% cash flow coverage
                     later-stage,
                     strong management



Loan Size:           $5 million to $20 million             $0.2 million to $20 million


Term:                7 to 10 years                         1 to 30 years

Collateral:          second lien on                        first lien on real
                     assets, if                            estate, second lien
                     available,                            on real estate,
                     personal                              personal guarantees
                     guarantees

LOAN UNDERWRITING PROCEDURES AND CRITERIA--MEZZANINE FINANCING

The Company usually invests in privately held companies, and may, from time to time, invest in small public companies that are thinly traded and generally lack access to capital. These companies generally have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. The Company generally requires that the companies in which it invests demonstrate strong market position, sales growth, positive cash flow, and profitability, although turnaround situations are occasionally considered. The Company generally invests in businesses operating in a variety of different industries, such as broadcasting, manufacturing, wholesale distribution, and retail operations. The Company emphasizes the quality of management of the companies in which it invests, and seeks experienced entrepreneurs with a management track record and relevant industry experience.

LOAN UNDERWRITING PROCEDURES AND CRITERIA--COMMERCIAL REAL ESTATE

When the Company evaluates mortgage loans for origination or purchase it generally receives an initial package of information that typically includes underwriting information that was developed by the borrower or seller. Typical underwriting information required from potential borrowers in order to conduct appropriate due diligence includes financial statements of the borrower, appraisals, rent rolls and lease information, environmental reports, structural and engineering reports, and any other information deemed appropriate under the circumstances. In the case of purchased loans the seller will generally provide financial statements of the borrower, property appraisals and any other original underwriting information. The seller also generally will provide loan documents and payment histories. In connection with the origination or purchase of the mortgage loans, ACC generally considers a variety of other factors, including the borrower's estimated current cash flow coverage, the creditworthiness of the borrower, net worth and financial strength of the borrower, the estimated current liquidation value of the related mortgaged property and trends in the borrower's industry and in real estate values in the borrower's geographic region. The property is inspected by the loan officer during the due diligence process, and the property is valued by the loan officer using internally developed valuation analyses.

LOAN UNDERWRITING PROCEDURES AND CRITERIA--7(a) LENDING

Section 7(a) loans made to qualifying small businesses are generally secured by a mortgage and other liens on the assets of the borrower and, frequently, of its principals. The principals of the borrower must personally guarantee the payment of interest and principal on the loans.

The SBA has established certain financial ratios and guidelines that generally govern 7(a) loans. Factors to be considered include the debt service coverage ratio, value of the collateral, and the net worth of the borrower.


COMPETITION

A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed. In the market for providing mezzanine financing, ACC competes against a broad array of financial institutions including commercial banks, insurance companies, specialized mezzanine and private equity funds, and investment banks. The real estate financing market is equally competitive and includes commercial banks, niche funds and investment banks, real estate conduits, equity and mortgage REITs and other non-bank lenders. Competitors in the SBA lending arena include commercial banks, and other SBLCs.

CERTAIN GOVERNMENT REGULATIONS

The Company operates in a highly regulated environment. The following discussion generally summarizes certain regulations.

BUSINESS DEVELOPMENT COMPANY ("BDC")

As a BDC, ACC may not acquire any asset other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of ACC's total investment assets (the "70% test"). The principal categories of Qualifying Assets relevant to the business of ACC are the following:

      (1) Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (ACC's investments in and advances to Allied Investment, Allied Financial, Allied SBLC and certain other subsidiaries generally would be Qualifying Assets), and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

      (2) Securities received in exchange for or distributed with respect to securities described in (1) above, or pursuant to the exercise of options, warrants, or rights relating to such securities; and

      (3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described in (1) and (2) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or (ii) in the case of an SBIC, making loans to a portfolio company. Each portfolio company is assigned for monitoring purposes to an investment officer, and its principals are contacted and counseled if the portfolio company appears to be encountering business or financial difficulties. ACC would provide managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived.

ACC may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of ACC shares. Since ACC made its BDC election, it has not made any substantial change in the nature of its business.

As a BDC, ACC is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by ACC's SBIC, SSBIC or SBLC subsidiaries. See "--Risk Factors - Risks of Leverage."

REGULATED INVESTMENT COMPANY ("RIC")

In order to qualify as a RIC for federal income tax purposes, the Company must, among other things: (i) derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities; (ii) diversify its holdings so that (a) at least 50% of the value of the Company's assets consists of cash, cash items, government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer, and (b) no more than 25% of the value of the Company's assets are invested in securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or businesses; and (iii) distribute at least 90% of its "investment company taxable income" each tax year.

If a RIC, within the meaning of Subchapter M, Section 851 of the Internal Revenue Code of 1986, as amended (the "Code") distributes to its stockholders in a timely manner at least 90% of its "investment company taxable income," as defined in the Code, each year, it will not be subject to federal income tax on the portion of its "investment company taxable income" it distributes to stockholders. In addition, if a RIC distributes in a timely manner (or treats as "deemed distributed") 98% of its capital gain net income for each one year period ending on December 31 (pursuant to Section 4982(e)(4)(A) of the Code), and distributes 98% of its ordinary income for each calendar year, it will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs.

SBA REGULATIONS

Allied Investment and Allied Financial are licensed to operate as an SBIC and an SSBIC, respectively, and each are subject to regulation by the SBA. Both Allied Investment and Allied Financial are subject to periodic examinations by the SBA staff for purposes of determining compliance with SBA regulations. Furthermore, both entities have received financial assistance from the SBA through the SBA's purchase of certain debentures from Allied Investment and SBA's purchase of preferred stock and/or debentures from Allied Financial. See "The Company - Mezzanine Finance - SBIC Subsidiary, SSBIC Subsidiary and SBA Financing."

Allied SBLC is licensed to operate as an SBLC and is subject to regulation and periodic examinations by the SBA staff for purposes of determing compliance with SBA regulations, including its participation in the Preferred Lender Program. See "The Company - 7(a) Lending."

EMPLOYEES

The Company currently employs 87 individuals including investment professionals, operations professionals and administrative staff. All individuals are located in the Washington, DC office, except for four individuals in the Chicago office, and six in the San Francisco office.

FORWARD-LOOKING STATEMENTS

The information contained herein should be read in conjunction with the Company's 1997 Consolidated Financial Statements and Notes thereto contained in the Company's 1997 Annual Report to Shareholders. The 1997 Annual Report to Shareholders and this Form 10-K contain certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included or incorporated by reference herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RISK FACTORS

RISKS OF DEFAULT. ACC invests in and lends to small businesses. Loans to small businesses involve a high risk of default, and generally are not rated by any nationally recognized statistical rating organization. Small businesses usually have narrower product lines and smaller market shares than larger companies and therefore may be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. These businesses typically depend for their success on the management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flows resulting from adverse competitive developments, a shift in customer preferences or an economic downturn can severely affect the return on, or the recovery of, the Company's investments in such businesses.

LOSS OF PASS-THROUGH TAX TREATMENT. The Company would cease to qualify for pass-through tax treatment under Subchapter M if it is unable to comply with the diversification or distribution requirements contained in Subchapter M of the Code, or if it ceases to qualify as a BDC under the Code. The Company also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if it fails to make certain distributions. The lack of Subchapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company.

RISKS OF LEVERAGE. ACC borrows funds from, and issues senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on the Company's consolidated assets which are superior to the claims of the Company's shareholders. If the value of the Company's consolidated assets increases, then such leveraging techniques would cause the net asset value attributable to the Company's common stock to increase more sharply than it would have had the techniques not been utilized. Conversely, a decrease in the value of the Company's consolidated assets would cause net asset value to decline more sharply than it otherwise would if the senior funds had not been borrowed. Similarly, any increase in the Company's consolidated income in excess of consolidated interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its consolidated income would cause net income to decline more sharply than it would had the funds not been borrowed. Such a decline could negatively affect the Company's ability to make common stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, the Company may be required to sell a portion of its investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique. The ability of the Company to achieve its investment objective may depend in part on its continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms, and there can be no assurance that such leverage can be maintained.

COMPETITION. Many entities and individuals compete for investments similar to those made by the Company, some of whom have greater resources than ACC. Increased competition would make it more difficult for the Company to purchase or originate loans at attractive prices. As a result of this competition, ACC may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks assumed.

LONG-TERM CHARACTER OF INVESTMENTS. It is expected that generally mezzanine loans will yield a current return from the time they are made, but also will generally produce a realized gain from an accompanying equity feature after approximately three to eight years. There can be no assurance that capital gains will actually be achieved.

ILLIQUIDITY OF INVESTMENTS. The Company acquires securities directly from issuers in private transactions, and the major portion of such investments is subject to restrictions on resale or is otherwise illiquid. In particular, there is usually no established trading market in which such securities could be sold. In addition, equity securities generally cannot be sold to the public without registration under the Securities Act of 1933, which involves delay, uncertainty and expense.

GOVERNMENT REGULATIONS. The Company is subject to regulation by the Commission and the SBA. In addition, the Company's business may be significantly impacted by changes in the laws or regulations that govern BDCs, RICs, REITs, SBICs, SSBICs and SBLCs. Laws and regulations may be changed from time to time and the interpretations of the relevant law and regulations also are subject to change. Any change in the laws or regulations that govern the Company could have a material impact on the Company or its operations.

ITEM 2.   PROPERTIES

The Company's principal offices are located on the ninth floor of 1666 K Street, NW, Washington, D.C., a modern office building in the heart of Washington's business and financial district. The Company leases approximately 22,000 square feet of office space at that location under a lease that currently expires in 1998. The office is equipped with a network of personal computers for word processing, financial analysis and accounting. Effective August 1998, upon the expiration of its current lease at 1666 K Street, the Company will relocate its principal offices to 1919 Pennsylvania Avenue, N.W., Washington, D.C. The Company also maintains smaller offices in Chicago, San Francisco and Frankfurt, Germany.

ITEM 3.   LEGAL PROCEEDINGS

The Company is party to certain lawsuits arising in the normal course of its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 26, 1997, Allied Lending held a Special Meeting of Stockholders in Bethesda, Maryland. Shareholders voted on two matters; the substance of these matters and the results of the voting of such matters are described below.

      1. Approval of Merger Agreement: Shareholders of the Company approved the Agreement and Plan of Merger, dated as of August 14, 1997 and amended and restated as of September 19, 1997, by and among the Company, Allied I, Allied II, Allied Commercial and Allied Advisers. Votes were cast as follows:



        FOR               AGAINST             ABSTAIN        BROKER NON-VOTES
        ---               -------             -------        ----------------
     4,020,276             40,843             30,566                0

      2. Approval of Stock Option Plan: Shareholders of the Company approved the proposal to adopt a new Stock Option Plan.
            Votes were cast as follows:



        FOR               AGAINST             ABSTAIN        BROKER NON-VOTES
        ---               -------             -------        ----------------
     3,825,332            168,417             97,930                0

ADDITIONAL ITEM.   EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages and positions of the executive officers of the Company as of March 20, 1998, as well as certain other information with respect to those persons:


                               POSITIONS CURRENTLY
                                  HELD WITH THE      PRINCIPAL OCCUPATIONS
NAME                  AGE             COMPANY        DURING PAST FIVE YEARS(1)
----                  ---             -------        -----------------------

William L. Walton      49      President, Chairman   Employed by the Company
                               and Chief Executive   since 1997; Chairman of
                               Officer               BMI; CEO of Success Lab,
                                                     Inc. (children's
                                                     educational services) from
                                                     1993 to 1996; CEO of
                                                     Language Odyssey
                                                     (educational publishing and
                                                     services) from 1992 to
                                                     1996; Managing Director of
                                                     Butler Capital Corporation
                                                     from 1987 to 1991.

Joan M. Sweeney        38      Managing Director     Employed by the Company
                                                     since 1993; Managing
                                                     Director of BMI; Senior
                                                     Manager at Ernst & Young
                                                     from 1990 to 1993.

G. Cabell Williams III 43      Managing Director     Employed by the Company
                                                     since 1981; Managing
                                                     Director of BMI.

John M. Scheurer       45      Managing Director     Employed by the Company
                                                     since 1991; President of
                                                     BMI.

Jon A. DeLuca          35      Principal and Chief   Employed by the Company
                               Financial Officer     since 1994; Principal
                                                     and Chief Financial Officer
                                                     of BMI; Manager at Coopers
                                                     & Lybrand from 1986 to
                                                     1994.

-------------------------------------------

(1) Periods of employment by the Company include periods of employment by Advisers prior to the Merger.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to the "Shareholder Information" and to the "Selected Consolidated Financial Data" section of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") as well at Note 15, "Dividends and Distributions" from the Company's 1997 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During the fourth quarter of 1997, ACC issued a total of 61,738 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Information in response to this Item is incorporated herein by reference to the table in the "Selected Consolidated Financial Data" section of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information in response to this Item is incorporated herein by reference to the "Management's Discussion and Analysis" section of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company disclosed its change of accountants on a Form 8-K filed with the Commission on December 16, 1997.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1998 Annual Meeting of Shareholders, scheduled to be held on May 14, 1998 (the "1998 Proxy Statement"), and from "Additional Item" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors" of the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this Item is incorporated by reference to the subsection captioned "Security Ownership of Management and Certain Beneficial Owners" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 1998 Proxy Statement.


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:



    1.  A. The following Financial Statements of ACC are incorporated herein by reference to the following indicated pages of the 1997 Annual Report and
        are filed herewith:                                                                  Page
                                                                                             ----

        Consolidated Balance Sheet as of December 31, 1997 and 1996.                           25
        Consolidated Statement of Operations for the years ended December 31,
        1997, 1996 and 1995.                                                                   26
        Consolidated Statement of Changes in Net Assets for the years ended
        December 31, 1997, 1996 and 1995.                                                      27
        Consolidated Statement of Cash Flows for the years ended December 31,
        1997, 1996 and 1995.                                                                   28
        Consolidated Statement of Investments as of December 31, 1997                          29
        Notes to Consolidated Financial Statements.                                          33-43

        B. There is filed herewith the Report of Independent Public Accountants from Arthur Andersen LLP with respect to the financial statements listed in A. above.

    2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

    3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number    Description
--------------    -----------

3(i)(1) Articles of Amendment and Restatement of the Articles of Incorporation

3(ii)(2)          Articles of Merger

3(iii)*           By-laws

4.1 Instruments defining the rights of security holders. See Exhibits 3(i); 3(ii) and 3(iii).

4.2(3) Form of debenture between certain subsidiaries of ACC and the U.S. Small Business Administration.

10.1* Credit Agreement dated as of January 8, 1998 (the "1998 Credit Agreement") between the Company and Allied Capital SBLC Corporation, as Borrowers, each of the financial institutions initially a signatory thereto, as Lenders, and BankBoston, N.A., as disbursing agent, First Union National Bank, as syndication agent and Riggs Bank N.A., as managing agent.

10.2(4) Note Agreement between Allied I and certain subsidiaries and Massachusetts Mutual Life Insurance Company, as amended, dated April 30, 1992. The Company has received confirmation of the assignment of Note Agreement from Allied I to the Company.

10.3(9)* Loan Agreement between Allied I and Overseas Private Investment Corporation, dated April 10, 1995. Letter dated December 11, 1997 evidencing assignment of Loan Agreement from Allied I to the Company filed herewith.

10.4* Amended and Restated Master Repurchase Agreement dated March 22, 1996, among Allied Commercial, BMI, and Merrill Lynch Mortgage Capital Inc. Letter evidencing the assignment of this facility to the Company dated November 6, 1997.

10.5* Master Loan & Security Agreement dated August 21, 1997 among Allied Commercial, BMI and Morgan
                  Stanley Mortgage Capital, Inc.

10.6(5)* Investment Management Agreement among Allied Advisers, Mitchell Hutchins Institutional Investors Inc. and BMI, dated January 4, 1993 (the "MH Management Agreement"). Assignment of the MH Agreement from Mitchell Hutchins Institutional Investors Inc. to Siguler Guff & Company LLC on August 8, 1995. Waiver dated December 31, 1997 evidencing assignment of MH Management Agreement from Allied Advisers to the Company filed herewith.

10.7(5)* Agreement between the Company and Mitchell Hutchins Institutional Investors Inc., dated January 4, 1993 ("MH Agreement") Assignment of MH Agreement from Mitchell Hutchins Institutional Investors, Inc. to Siguler Guff & Company LLC on August 8, 1995. Assignment of MH Management Agreement from Allied Advisers to the Company on December 31, 1997. Consent to assign MH Agreement to the Company filed herewith.

10.8(6)* Lease Agreement between 1620 K Street Associates Limited Partnership and Allied Advisers dated February 17, 1993 (the "1620 K Street Lease Agreement"). Assignment of Lease and Landlord's consent to Assignment dated January 5, 1998 evidencing assignment of the 1620 K Street Lease Agreement from Allied Advisers to the Company is filed herewith.

10.9*             Employee Stock Ownership Plan, as amended on December 31,
                  1997.

10.10*            Deferred Compensation Plan, as amended on January 1, 1998

10.11(7)          Stock Option Plan

10.12*            Dividend Reinvestment Plan.

10.13(8) Agreement and Plan of Merger, dated as of August 14, 1997 and amended and restated as of September 19, 1997.

10.14*            Form of Regional Associate Agreement.

11 Statement regarding computation of per share earnings is incorporated by reference to Note 9 to the Company's Notes to the 1997 Consolidated Financial Statements filed herein as part of Exhibit 13.

13*               Excerpts from the 1997 Annual Report to Shareholders.

21 Subsidiaries of the Company and jurisdiction of incorporation/ organization:

                  Allied Capital SBLC Corporation                 Maryland
                  Allied Investment Corporation                   Maryland
                  Allied Capital Financial Corporation            Maryland
                  Allied Capital Property LLC                     Delaware
                  Allied Capital Holdings LLC                     Delaware
                  Allied Capital Equity LLC                       Delaware

23* Consent of Arthur Andersen LLP, independent public accountants.

27*               Financial Data Schedule

---------------------

*   Filed herewith.

(1) Incorporated by reference to Exhibit 3(i) with Allied Lending's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-22832).

(2) Incorporated by reference from Appendix B to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on September 26, 1997 (File No. 333-36459).

(3) Incorporated by reference to Exhibit 4.2 filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 811-00907).

(4) Incorporated by reference to Exhibit (4)(D)(i) filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1992. Amendments thereto are incorporated by reference to Exhibits (4)(D)(ii), (4)(D)(iii) and
    (4)(D)(iv) to Allied I's Form 8-K filed on December 9, 1993 (File No. 811-00907).

(5) Incorporated by reference to the exhibit of the same name to Allied Advisers' Report on Form 10-K for the year ended December 31, 1992 for Agreements. Incorporated by reference to the exhibit of the same name to Allied Advisers Report on Form 10-K for the year ended December 31, 1995 for Assignments. (File No. 0-18826). Waiver and consent to assign to the Company is filed herewith.

(6) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-22832).

(7) Incorporated by reference to Exhibit 4 of the Allied Capital Corporation Stock Option Plan registration statement on Form S-8, filed on behalf of such Plan on February 3, 1998 (File No. 333-45525).

(8) Incorporated by reference from Appendix A to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on September 26, 1997 (File No. 333-36459).

(9) Incorporated by reference to Exhibit 10.2 of Allied I's Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to the Company is filed herewith.

(b) Reports on Form 8-K.

During the three months ended December 31, 1997, the Company filed a total of two (2) Reports Pursuant to Section 13 or 15(d) of the Securities Act of 1934 on Form 8-K ("Report on Form 8-K"). On October 1, 1997, the Company filed a report on Form 8-K in order to incorporated by reference into the Company's current report on Form 8-K certain documents that are set forth in such Form. These documents were incorporated by reference into the Company's registration statement on Form N-14 that was filed with the Commission on September 26, 1997 in connection with the merger of Allied I, Allied II, Allied Commercial and Advisers with and into Allied Lending.

On December 16, 1997, the Company filed a report on Form 8-K to report that on December 12, 1997, the Company's board of directors accepted the resignation of Matthews, Carter and Boyce, P.C. as the independent accountant to the Company and its subsidiaries, subject to the consummation of the Merger. The Company also reported that on December 12, 1997, the board of directors voted to engage the firm of Arthur Andersen LLP as the independent accountant of the Company and its subsidiaries for the year ending December 31, 1997, subject to the consummation of the Merger.

In addition, on January 12, 1998, the Company filed a report on Form 8-K to report that the Merger had been consummated and to report certain details of the Merger, including the exchange ratios utilized in the Merger.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1998.


                        ALLIED CAPITAL CORPORATION
                        By:  /s/ William L. Walton
                        --------------------------
                        William L. Walton
                        Chairman of the Board and Chief Executive Officer

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

                                             Title
Signature                                  (Capacity)                 Date
---------                                  ----------                 ----

/s/ William L. Walton               Chairman, President, and     March 20, 1998
-------------------------------     Chief Executive Officer
William L. Walton

 /s/ Jon W. Barker                  Director                     March 20, 1998
-------------------------------
Jon W. Barker

 /s/ Eleanor Deane Bierbower        Director                     March 20, 1998
-------------------------------
Eleanor Deane Bierbower

 /s/ Brooks H. Browne               Director                     March 20, 1998
-------------------------------
Brooks H. Browne

 /s/ Joseph A. Clorety III          Director                     March 20, 1998
-------------------------------
Joseph A. Clorety III

 /s/ Swep T. Davis                  Director                     March 20, 1998
-------------------------------
Swep T. Davis

 /s/ John D. Firestone              Director                     March 20, 1998
-------------------------------
John D. Firestone

 /s/ Robert V. Fleming II           Director                     March 20, 1998
-------------------------------
Robert V. Fleming II

 /s/ Michael I. Gallie              Director                     March 20, 1998
-------------------------------
Michael I. Gallie

 /s/ Anthony T. Garcia              Director                     March 20, 1998
-------------------------------
Anthony T. Garcia

 /s/ Lawrence I. Hebert             Director                     March 20, 1998
-------------------------------
Lawrence I. Hebert

 /s/ Arthur H. Keeney III           Director                     March 20, 1998
-------------------------------
Arthur H. Keeney III

 /s/ John I. Leahy                  Director                     March 20, 1998
-------------------------------
John I. Leahy

 /s/ Robert E. Long                 Director                     March 20, 1998
-------------------------------
Robert E. Long

 /s/ Robin B. Martin                Director                     March 20, 1998
-------------------------------
Robin B. Martin

/s/ Warren K. Montouri              Director                     March 20, 1998
-------------------------------
Warren K. Montouri

 /s/John D. Reilly                  Director                     March 20, 1998
-------------------------------
John D. Reilly

 /s/ Guy T. Steuart II              Director                     March 20, 1998
-------------------------------
Guy T. Steuart II

 /s/ T. Murray Toomey               Director                     March 20, 1998
------------------------------
T. Murray Toomey

 /s/ Laura W. van Roijen            Director                     March 20, 1998
------------------------------
Laura W. van Roijen

 /s/ George C. Williams             Director                     March 20, 1998
-----------------------------
George C. Williams

 /s/ Smith T. Wood                  Director                     March 20, 1998
--------------------------------
Smith T. Wood

 /s/ Jon A. DeLuca                  Principal and                March 20, 1998
-------------------------           Chief Financial
Jon A. DeLuca                       Officer (Principal
                                    Financial and Accounting
                                    Officer)

                             EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3(iii)           By-laws of the Company dated January 8, 1998

10.1             Credit Agreement between the Company and BankBoston, NA, First
                 Union National Bank, and Riggs Bank, N.A.

10.3             Letter evidencing assignment of the OPIC Note to the Company

10.4             Amended and Restated Master Repurchase Agreement among Allied
                 Commercial, BMI and Merrill Lynch Mortgage Capital, Inc., and letter evidencing assignment of the Master Repurchase Agreement to the Company

10.5 Master Loan & Security Agreement among Allied Commercial, BMI and Morgan Stanley Mortgage Capital, Inc.

10.6 Waiver evidencing assignment of MH Management Agreement to the Company

10.7             Consent to assign MH Agreement to the Company

10.8 Letter evidencing assignment of 1666 K Street lease to the Company

10.9             Employee Stock Ownership Plan

10.10            Deferred Compensation Plan

10.12            Dividend Reinvestment Plan

10.14            Form of Regional Associate Agreement

13               Excerpts from the 1997 Annual Report to Shareholders.

23               Consent of Arthur Andersen LLP, independent public accountants.

27               Financial Data Schedule