Form 10-Q
period 1998-03-31
ALLIED CAPITAL CORP
filed 1998-05-06
CIK 3906

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                              Commission file number:
ended March 31, 1998                                         0-22832
      ------------------                               --------------------


                          ALLIED CAPITAL CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                            52-1081052
------------------------------                         --------------------
(State or jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification No.)

                               1666 K STREET, NW
                                   9TH FLOOR
                            WASHINGTON, DC   20006
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

On May 1, 1998 there were 52,121,610 shares outstanding of the Registrant's common stock, $0.0001 par value.

                          ALLIED CAPITAL CORPORATION
                                FORM 10-Q INDEX



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheet as of March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . .1

            Consolidated Statement of Operations - For the Three Months Ended
            March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

            Consolidated Statement of Changes in Net Assets - For the Three Months Ended
            March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

            Consolidated Statement of Cash Flows  - For the Three Months Ended
            March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

            Consolidated Statement of Investments as of March 31,
            1998 and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

            Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Item 2. Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Item 3. Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Item 6. Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                           CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,    DECEMBER 31,
                                                              -----------  --------------
                                                                 1998          1997
                                                              -----------  --------------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)             (UNAUDITED)
                                            ASSETS
Portfolio at value:
      Commercial mortgage loans (cost: 1998-$201,238;
        1997-$447,016;).....................................   $201,349     $447,244
      Mezzanine loans and debt securities (cost:
        1998-$202,951; 1997-$181,184).......................    185,316      167,842
      Small Business Administration 7(a) loans (cost:
        1998-$46,249; 1997-$41,103).........................     45,867       40,709
      Interest in securitization pool of commercial mortgage
        loans (cost: 1998-$87,937; 1997-$0).................     87,937           --
      Equity interests in portfolio companies (cost:
        1998-$19,289; 1997-$20,050).........................     39,691       39,906
      Other portfolio assets (cost: 1998-$4,342;
        1997-$1,367)........................................      4,295        1,320
                                                               --------     --------
          Total portfolio at value..........................    564,455      697,021
                                                               --------     --------
Cash and cash equivalents...................................     31,013       70,437
U.S. government securities..................................     25,078       11,091
Other assets................................................     32,164       29,226
                                                               --------     --------
          Total assets......................................   $652,710     $807,775
                                                               ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................   $ 99,243     $308,821
      Revolving lines of credit.............................    103,000       38,842
      Accounts payable and other liabilities................     20,219       23,984
      Dividends and distributions payable...................         --        9,068
                                                               --------     --------
                                                                222,462      380,715
                                                               --------     --------
Commitments and contingencies
Preferred stock issued to Small Business Administration.....      7,000        7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
        authorized; 52,113,550 and 52,047,318 issued and
        outstanding at March 31, 1998 and December 31, 1997,
        respectively........................................          5            5
      Additional paid-in capital............................    452,723      451,044
      Common stock held in deferred compensation trust
        (662,948 shares at March 31, 1998)..................    (15,330)          --
      Notes receivable from sale of common stock............    (26,556)     (29,611)
      Net unrealized appreciation on portfolio..............      2,025        1,301
      Undistributed (distributions in excess of) earnings...     10,381       (2,679)
                                                               --------     --------
          Total shareholders' equity........................    423,248      420,060
                                                               --------     --------
          Total liabilities and shareholders' equity........   $652,710     $807,775
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                   --------------------
                                                     1998        1997
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        --------    --------
                                                       (UNAUDITED)
Interest and related portfolio income:
      Interest.................................    $19,501     $19,630
      Net premiums from loan dispositions......      1,336         701
      Net gain on securitization of commercial
        mortgage loans.........................     14,812          --
      Investment advisory fees and other
        income.................................      1,248       1,068
                                                   -------     -------
          Total interest and related portfolio
            income.............................     36,897      21,399
                                                   -------     -------
Expenses:
      Interest on indebtedness.................      4,598       5,788
      Salaries and employee benefits...........      2,850       2,057
      General and administrative...............      2,757       1,586
                                                   -------     -------
          Total operating expenses.............     10,205       9,431
                                                   -------     -------
      Formula and cut-off awards...............      1,772          --
                                                   -------     -------
Portfolio income before realized and unrealized
  gains........................................     24,920      11,968
                                                   -------     -------
Net realized and unrealized gains:
      Net realized gains.......................      6,421       3,677
      Net unrealized gains (losses)............        724      (2,159)
                                                   -------     -------
          Total net realized and unrealized
            gains..............................      7,145       1,518
                                                   -------     -------
Income before minority interests and income
  taxes........................................     32,065      13,486

Minority interests.............................         --         306
Income tax expense.............................         --         534
                                                   -------     -------
Net increase in net assets resulting from
  operations...................................    $32,065     $12,646
                                                   =======     =======
Basic earnings per common share................    $  0.62     $  0.27
                                                   =======     =======
Diluted earnings per common share..............    $  0.61     $  0.27
                                                   =======     =======
Weighted average common shares outstanding.....     51,814      46,938
                                                   =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                FOR THE THREE MONTHS
                                                  ENDED MARCH 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          (UNAUDITED)
Operations:
     Portfolio income before realized and
       unrealized gains.....................    $ 24,920    $ 11,968
     Net realized gains.....................       6,421       3,677
     Net unrealized gains (losses)..........         724      (2,159)
     Minority interests and income tax
       expense..............................          --        (840)
                                                --------    --------
          Net increase in net assets
            resulting from operations.......      32,065      12,646
                                                --------    --------
Shareholder distributions:
     Portfolio income.......................     (18,225)    (14,346)
     Preferred stock dividend...............         (55)        (55)
                                                --------    --------
          Net decrease in net assets
            resulting from shareholder
            distributions...................     (18,280)    (14,401)
                                                --------    --------
Capital share transactions:
     Net decrease in notes receivable
       from sale of common stock............       3,055       2,717
     Issuance of common stock upon the
       exercise of stock options............          --         800
     Issuance of common stock in lieu of
       cash distributions...................       1,678       3,296
     Purchase of common stock by deferred
       compensation trust...................     (15,330)         --
     Other..................................          --        (102)
                                                --------    --------
          Net (decrease) increase in net
            assets resulting from capital
            share transactions..............     (10,597)      6,711
                                                --------    --------
Total increase in net assets................       3,188       4,956
                                                --------    --------
Net assets at beginning of period...........     420,060     402,134
                                                --------    --------
Net assets at end of period.................    $423,248    $407,090
                                                ========    ========
Net asset value per common share............    $   8.23    $   8.39
                                                ========    ========
Common shares outstanding at end of
  period....................................      51,451      48,541
                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                            ---------------------
                                              1998         1997
             (IN THOUSANDS)                 --------     --------
                                                 (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting
     from operations.....................   $  32,065    $12,646
  Adjustments
     Net unrealized (gains) losses.......        (724)     2,159
     Net gain on securitization of
       commercial mortgage loans.........     (14,812)        --
     Depreciation and amortization.......         173        106
     Amortization of loan discounts and
       fees..............................      (1,349)    (2,086)
     Deferred income taxes...............          --        (10)
     Minority interests..................          --        306
     Changes in other assets and
       liabilities.......................      (4,228)     4,400
                                            ---------    -------
       Net cash provided by operating
          activities.....................      11,125     17,521
                                            ---------    -------
Cash flows from investing activities:
  Investments in small business
     concerns............................    (107,506)   (72,099)
  Collections of investment principal....      30,773     25,104
  Proceeds from the sale of loans........       9,706      6,425
  Proceeds from securitization of
     commercial mortgage loans...........     223,401         --
  Net purchase of U.S. government
     securities..........................     (13,987)        --
  Collections of notes receivable from
     sale of common stock................       3,055      2,919
  Other investing activities.............      (3,804)      (327)
                                            ---------    -------
       Net cash provided by (used in)
          investing activities...........     141,638    (37,978)
                                            ---------    -------
Cash flows from financing activities:
  Sale of common stock...................          --        500
  Purchase of common stock by deferred
     compensation trust..................     (15,330)        --
  Common dividends and distributions
     paid................................     (16,547)   (19,028)
  Special undistributed earnings
     distribution paid...................      (8,848)        --
  Preferred stock dividends..............        (275)      (220)
  Net borrowings under (payments on)
     debentures and notes payable........    (209,578)    37,183
  Net borrowings under revolving lines
     of credit...........................      64,158      8,614
  Other financing activities.............      (5,767)      (361)
                                            ---------    -------
       Net cash provided by (used in)
          financing activities...........    (192,187)    26,688
                                            ---------    -------
Net increase (decrease) in cash and cash
  equivalents............................     (39,424)     6,231
Cash and cash equivalents at beginning of
  period.................................      70,437     71,841
                                            ---------    -------
Cash and cash equivalents at end of
  period.................................   $  31,013    $78,072
                                            =========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENT OF INVESTMENTS

                                                                                                MARCH 31, 1998
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                      INVESTMENT(2)                       COST      VALUE
                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES
Acme Paging, L.P.                        Debt Securities                                      $  6,060   $  6,060
                                         Partnership Interests                                   1,456      2,600
-----------------------------------------------------------------------------------------------------------------
AGPAL Broadcasting, Inc.                 Debt Securities                                           928        928
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Loans                                                   1,485      1,485
                                         Debt Securities                                         2,274      2,274
                                         Warrants                                                  125        125
-----------------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.                  Loans                                                     691        691
-----------------------------------------------------------------------------------------------------------------
ARS, Inc.                                Debt Securities                                         9,730      9,730
                                         Warrants                                                  171        171
-----------------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                                   25         25
-----------------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc.(1)                 Debt Securities                                         7,371      7,371
                                         Warrants                                                  227        340
-----------------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc.(1)               Common Stock (342,938 shares)                             330      1,458
-----------------------------------------------------------------------------------------------------------------
Calendar Broadcasting, Inc.              Debt Securities                                         3,792      3,792
                                         Warrants                                                  150        150
-----------------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)              Preferred Stock (3,250 shares)                          3,250      3,250
-----------------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Debt Securities                                           359        359
                                         Warrants                                                   12         12
-----------------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation            Debt Securities                                         1,987        257
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.                   Debt Securities                                         1,717      1,717
                                         Common Stock (220 shares)                                   1         --
-----------------------------------------------------------------------------------------------------------------
Chungsan Corporation                     Loan                                                       76         76
-----------------------------------------------------------------------------------------------------------------
Convenience Corporation of               Loans                                                   1,226      1,226
  America                                Debt Securities                                         8,377      2,651
                                         Series A Preferred Stock (27,408 shares)                  337         --
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                         3,443      3,443
                                         Warrants                                                   --      1,138
-----------------------------------------------------------------------------------------------------------------
Cosmetic Group USA, LLC                  Debt Securities                                         2,941      2,941
                                         Options                                                    --         --
-----------------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas                                          700        700
-----------------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.               Warrants                                                  250      1,440
-----------------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc.(1)                 Warrants                                                  350        536
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                MARCH 31, 1998
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                            $     --   $     83
-----------------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (1,031 shares)                       --        862
                                         Series B Common Stock (188 shares)                        235        157
                                         Series C Common Stock (292 shares)                        656        245
                                         Series A Preferred Stock (214 shares)                     307        192
                                         Series B Preferred Stock (175 shares)                     931        158
                                         Series C Preferred Stock (58 shares)                       58         52
-----------------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)                   Convertible Preferred Stock (199,920 shares)              500      1,068
-----------------------------------------------------------------------------------------------------------------
ECM Enterprises                          Loan                                                       36          4
-----------------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Loans                                                      30         30
                                         Debt Securities                                         1,875        428
                                         Equity Interest                                            --         --
-----------------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Warrants                                                   --        585
-----------------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                       40         40
-----------------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.(1)           Warrants                                                    6      1,492
-----------------------------------------------------------------------------------------------------------------
Everything Yogurt                        Loan                                                       57         57
-----------------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC                    Loan                                                    1,966      1,966
-----------------------------------------------------------------------------------------------------------------
Fairchild Industrial Products            Debt Securities                                         5,666      5,666
  Company                                Warrants                                                  280        280
-----------------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.                  Loan                                                      200        200
-----------------------------------------------------------------------------------------------------------------
Gibson Guitar Corp.                      Debt Securities                                        14,602     14,602
                                         Warrants                                                  525        525
-----------------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                                   5,000      5,000
                                         Convertible Debentures                                    500        500
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite Archery,          Loans                                                   1,390      1,390
     LLC                                 Convertible Debentures                                  2,248      2,242
-----------------------------------------------------------------------------------------------------------------
Grant Broadcasting System II             Warrants                                                  139      3,600
-----------------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Debt Securities                                         8,659      8,659
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Han Hie                                  Loan                                                      516        516
-----------------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.              Loan                                                      255        255
-----------------------------------------------------------------------------------------------------------------
Herr-Voss Industries, Inc.               Debt Securities                                         9,490      9,490
                                         Common Stock (132,507 shares)                           1,050      1,050
-----------------------------------------------------------------------------------------------------------------
Hotelevision, LLC                        Loan                                                      250        250
-----------------------------------------------------------------------------------------------------------------
In the Dough, Inc.                       Loan                                                        2         --
-----------------------------------------------------------------------------------------------------------------
IndeNet Corporation                      Debt Securities                                         8,913      8,913
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                MARCH 31, 1998
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.              Loan                                                 $    120   $    120
-----------------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                         2,351      2,351
                                         Warrants                                                   74         74
-----------------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                         4,645      4,645
                                         Warrants                                                  323      2,099
-----------------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Loans                                                     793        793
                                         Debt Securities                                         2,807      2,807
                                         Warrants                                                  348      2,350
                                         Equity Interest                                            64         64
-----------------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                         6,261      6,261
                                         Warrants                                                   96         96
-----------------------------------------------------------------------------------------------------------------
Kjellberg's Incorporated                 Loan                                                    3,146      3,146
-----------------------------------------------------------------------------------------------------------------
Kurlancheek                              Loan                                                      283        283
-----------------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                         3,378      3,378
                                         Common Stock (60,000 shares)                              100        100
-----------------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                           Loan                                                      235        235
-----------------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred Stock (26,000 shares)                  360        214
                                         Warrants                                                  200         --
-----------------------------------------------------------------------------------------------------------------
Magic Auto                               Loan                                                       13         13
-----------------------------------------------------------------------------------------------------------------
Meigher Communications                   Loan                                                    4,903      4,903
-----------------------------------------------------------------------------------------------------------------
MidSouth Data Systems, Inc.              Debt Securities                                         7,554      7,554
                                         Warrants                                                  348        348
-----------------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Debt Securities                                           309        309
                                         Options                                                    --         --
-----------------------------------------------------------------------------------------------------------------
Mihadas                                  Loan                                                      289        289
-----------------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.                   Common Stock (18 shares)                                  250         --
-----------------------------------------------------------------------------------------------------------------
MLX/SinterMet Corp.(1)                   Common Stock (5,835 shares)                               241        111
-----------------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Loans                                                      33         33
                                         Debt Securities                                         1,822        219
                                         Common Stock (33,333 shares)                               --         --
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Radio City Mobil Home Park               Loan                                                    1,361      1,361
-----------------------------------------------------------------------------------------------------------------
Nobel Education Dynamics,                Series D Convertible Preferred Stock (265,957 shares)   2,000      2,016
  Inc.(1)                                Warrants                                                   --         18
-----------------------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.                    Loan                                                       23         23
-----------------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                           432        432
-----------------------------------------------------------------------------------------------------------------
New York Donut Corporation               Loan                                                       95         95
-----------------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                         7,482      7,482
                                         Warrants                                                  619        619
-----------------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                         1,115        888
                                         Warrants                                                   77         --
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                MARCH 31, 1998
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.                        Loan                                                 $    320   $    320
-----------------------------------------------------------------------------------------------------------------
Peerless Group, Inc.(1)                  Common Stock (379,475 shares)                              17      1,142
                                         Warrants                                                    4        542
-----------------------------------------------------------------------------------------------------------------
David Peters                             Loan                                                      169         55
-----------------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.                     Loans                                                     107        107
                                         Preferred Stock (276 shares)                              160        175
                                         Common Stock (36 shares)                                   --         --
-----------------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)                   Debt Securities                                         5,669      5,669
                                         Common Stock (248,000 shares)                              71        210
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Quality Software Products Holdings,      Common Stock (94,479 shares)                              901        874
  PLC(1)
-----------------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.               Loans                                                     281        281
                                         Debt Securities                                         9,959      9,959
                                         Common Stock (1,430 shares)                                --        490
-----------------------------------------------------------------------------------------------------------------
Randhawa Brothers Enterprises, Inc.      Loans                                                     217        217
-----------------------------------------------------------------------------------------------------------------
R-Tex Decoratives Company,               Debt Securities                                         1,521        479
  Inc.                                   Warrants                                                   58         --
-----------------------------------------------------------------------------------------------------------------
R.L. Singletary                          Loan                                                      108        108
-----------------------------------------------------------------------------------------------------------------
SerpCo., Inc.                            Loan                                                      182        182
-----------------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                           398        322
                                         Common Stock (6,208 shares)                                22         --
-----------------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,         Loans                                                   1,557         68
  Inc.                                   Debt Securities                                         4,262      1,486
-----------------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                         1,573        129
                                         Common Stock (910 shares)                                  57         --
-----------------------------------------------------------------------------------------------------------------
University Village Mobile Homes          Loan                                                      146        146
-----------------------------------------------------------------------------------------------------------------
Vickar Industries, Inc.                  Loan                                                    5,907      5,907
-----------------------------------------------------------------------------------------------------------------
Vidon, Inc.                              Loans                                                     262        262
-----------------------------------------------------------------------------------------------------------------
Waterview Limited Partnership            Option                                                     --      3,050
-----------------------------------------------------------------------------------------------------------------
Weathertech Distributing Company, Inc.   Loans                                                     205        205
-----------------------------------------------------------------------------------------------------------------
West Virginia Radio Corporation          Debt Securities                                           932        932
  of Clarksburg, Inc.                    Warrants                                                  400         --
-----------------------------------------------------------------------------------------------------------------
William R. Dye                           Loan                                                      268        268
-----------------------------------------------------------------------------------------------------------------
Williams Brothers Lumber                 Loans                                                     720        720
  Company                                Debt Securities                                           204        204
                                         Warrants                                                   24         24
-----------------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation             Loan                                                    3,750      3,750
-----------------------------------------------------------------------------------------------------------------
Z-Spanish Radio Network, Inc.            Loans                                                   1,030      1,030
                                         Warrants                                                    6      2,462
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                MARCH 31, 1998
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt
       securities and equity interests
       in portfolio companies
       (92 investments)                                                                       $222,240   $225,007
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                 MARCH 31, 1998
                                                  INTEREST        NUMBER OF    -------------------
(IN THOUSANDS, EXCEPT NUMBER OF INVESTMENTS)    RATE RANGES      INVESTMENTS     COST      VALUE
                                              ----------------   -----------   --------   --------
                                                                                   (UNAUDITED)
COMMERCIAL MORTGAGE LOANS
                                              Up to   6.99%            4       $  2,049   $  1,861
                                               7.00%- 8.99%           21         46,777     46,777
                                               9.00%-10.99%           99         84,764     84,854
                                              11.00%-12.99%           60         53,093     53,302
                                              13.00%-14.99%            6         11,068     11,068
                                              15.00% and above         1          3,487      3,487
--------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                 191       $201,238   $201,349
--------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                              Up to   6.99%           10       $    111   $    111
                                               7.00%- 8.99%           14            188        109
                                               9.00%-10.99%           32          6,641      6,793
                                              11.00%-12.99%          381         39,217     38,773
                                              13.00%-14.99%            4             92         81
                                              15.00% and above        --             --         --
--------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                    441       $ 46,249   $ 45,867
--------------------------------------------------------------------------------------------------
Interest in securitization pool of
  commercial mortgage loans                                            1       $ 87,937   $ 87,937
--------------------------------------------------------------------------------------------------
Other portfolio assets                                                 8       $  4,342   $  4,295
--------------------------------------------------------------------------------------------------
Total portfolio at value                                             733       $562,006   $564,455
--------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENT OF INVESTMENTS

                                                                                               DECEMBER 31, 1997
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
-----------------------------------------------------------------------------------------------------------------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES
Acme Paging, L.P.                        Debt Securities                                      $  5,993   $  5,993
                                         Partnership Interests                                   1,456      2,600
-----------------------------------------------------------------------------------------------------------------
AGPAL Broadcasting, Inc.                 Debt Securities                                           928        928
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Loans                                                   1,499      1,499
                                         Debt Securities                                         2,250      2,250
                                         Warrants                                                  125        125
-----------------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.                  Loans                                                     713        713
-----------------------------------------------------------------------------------------------------------------
ARS, Inc.                                Debt Securities                                         9,723      9,723
                                         Warrants                                                  171        171
-----------------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                                   25         25
-----------------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc.(1)                 Debt Securities                                         7,355      7,355
                                         Warrants                                                  227        234
-----------------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc.(1)               Common Stock (342,938 shares)                             330      1,547
-----------------------------------------------------------------------------------------------------------------
Broadcast Holdings, Inc.                 Debt Securities                                         2,696      2,696
                                         Warrants                                                   --      1,054
-----------------------------------------------------------------------------------------------------------------
Calendar Broadcasting, Inc.              Debt Securities                                         3,780      3,780
                                         Warrants                                                  144        144
-----------------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)              Preferred Stock (3,250 shares)                          3,250      3,250
-----------------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Debt Securities                                           365        365
                                         Warrants                                                   12         12
-----------------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation            Debt Securities                                         1,983        253
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.                   Debt Securities                                         1,776      1,776
                                         Common Stock (220 shares)                                   1         --
-----------------------------------------------------------------------------------------------------------------
Chungsan Corporation                     Loan                                                       78         78
-----------------------------------------------------------------------------------------------------------------
Convenience Corporation of               Loans                                                   1,226      1,226
  America                                Debt Securities                                         8,370      6,245
                                         Series A Preferred Stock (22,797 shares)                  265         --
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                         3,440      3,440
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Debt Securities                                         3,140      3,140
                                         Hungarian Quotas                                          700        700
-----------------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.               Warrants                                                  250      1,440
-----------------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc.(1)                 Warrants                                                  350        760
-----------------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                                  --         83
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                               DECEMBER 31, 1997
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
-----------------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (1,031 shares)                 $     --   $    862
                                         Series B Common Stock (188 shares)                        235        157
                                         Series C Common Stock (292 shares)                        656        245
                                         Series A Preferred Stock (214 shares)                     307        192
                                         Series B Preferred Stock (175 shares)                     931        158
                                         Series C Preferred Stock (58 shares)                       58         52
-----------------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)                   Convertible Preferred Stock (199,920 shares)              500        982
-----------------------------------------------------------------------------------------------------------------
ECM Enterprises                          Loan                                                       36          4
-----------------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Loans                                                      30         30
                                         Debt Securities                                         1,875        428
                                         Equity Interest                                            --         --
-----------------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Warrants                                                   --        585
-----------------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.(1)           Warrants                                                    6      1,000
-----------------------------------------------------------------------------------------------------------------
Everything Yogurt                        Loan                                                       65         65
-----------------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC                    Loan                                                    1,960      1,960
-----------------------------------------------------------------------------------------------------------------
Fairchild Industrial Products            Debt Securities                                         5,653      5,653
  Company                                Warrants                                                  280        280
-----------------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.                  Loan                                                      200        200
-----------------------------------------------------------------------------------------------------------------
Gibson Guitar Corp.                      Debt Securities                                        14,475     14,475
                                         Warrants                                                  525        525
-----------------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite Archery,          Loans                                                     550        550
     LLC                                 Convertible Debentures                                  2,248      2,248
-----------------------------------------------------------------------------------------------------------------
Grant Broadcasting System II             Warrants                                                  139      3,600
-----------------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Debt Securities                                         7,866      7,866
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Han Hie                                  Loan                                                      518        518
-----------------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.              Loan                                                      262        262
-----------------------------------------------------------------------------------------------------------------
Herr-Voss Industries, Inc.               Debt Securities                                         9,500      9,500
                                         Common Stock (132,507 shares)                           1,050      1,050
-----------------------------------------------------------------------------------------------------------------
HFC Acquisition Sub I, Inc.              Loans                                                     232        232
-----------------------------------------------------------------------------------------------------------------
In the Dough, Inc.                       Loan                                                        2         --
-----------------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.              Loan                                                      128        128
-----------------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                         2,343      2,343
                                         Warrants                                                   74         74
-----------------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                         4,630      4,630
                                         Warrants                                                  323      2,099
-----------------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Loans                                                     800        800
                                         Debt Securities                                         2,784      2,784
                                         Warrants                                                  348      2,350
                                         Equity Interest                                            40         40
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                               DECEMBER 31, 1997
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
-----------------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                      $  6,250   $  6,250
                                         Warrants                                                   96         96
-----------------------------------------------------------------------------------------------------------------
Kjellberg's Incorporated                 Loan                                                    3,146      3,146
-----------------------------------------------------------------------------------------------------------------
Kurlancheek                              Loan                                                      311        311
-----------------------------------------------------------------------------------------------------------------
Labor Ready, Inc.(1)                     Common Stock (247,863 shares)                           1,477      4,308
-----------------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                         3,370      3,370
                                         Common Stock (60,000 shares)                              100        100
-----------------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                           Loan                                                      235        235
-----------------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred Stock (26,000 shares)                  360        214
                                         Warrants                                                  200         --
-----------------------------------------------------------------------------------------------------------------
Magic Auto                               Loan                                                       17         17
-----------------------------------------------------------------------------------------------------------------
MidSouth Data Systems, Inc.              Debt Securities                                         7,550      7,550
                                         Warrants                                                  348        348
-----------------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Debt Securities                                           326        326
                                         Options                                                    --         --
-----------------------------------------------------------------------------------------------------------------
Mihadas                                  Loan                                                      290        290
-----------------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.                   Common Stock (18 shares)                                  250         --
-----------------------------------------------------------------------------------------------------------------
MLX/SinterMet Corp.(1)                   Common Stock (5,835 shares)                               241        109
-----------------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Loans                                                      33         33
                                         Debt Securities                                         1,822        219
                                         Common Stock (33,333 shares)                               --         --
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Radio City Mobil Home Park               Loan                                                    1,361      1,361
-----------------------------------------------------------------------------------------------------------------
Nobel Education Dynamics,                Series D Convertible Preferred Stock (265,957 shares)   2,000      2,000
  Inc.(1)                                Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.                    Loan                                                       30         30
-----------------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                           483        483
-----------------------------------------------------------------------------------------------------------------
New York Donut Corporation               Loan                                                      106        106
-----------------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                         1,115        888
                                         Warrants                                                   77         --
-----------------------------------------------------------------------------------------------------------------
OMA, Inc.                                Loans                                                   1,931      1,931
-----------------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.                        Loan                                                      323        323
-----------------------------------------------------------------------------------------------------------------
Peerless Group, Inc.(1)                  Common Stock (379,475 shares)                              17      1,405
                                         Warrants                                                    4        667
-----------------------------------------------------------------------------------------------------------------
David Peters                             Loan                                                      169         55
-----------------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.                     Loans                                                     107        107
                                         Preferred Stock (276 shares)                              160        175
                                         Common Stock (36 shares)                                   --         --
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                               DECEMBER 31, 1997
           PORTFOLIO COMPANY                                                                  -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                     INVESTMENT(2)                       COST      VALUE
-----------------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)                   Debt Securities                                      $  5,669   $  5,669
                                         Common Stock (248,000 shares)                              71        336
                                         Warrants                                                   --         --
-----------------------------------------------------------------------------------------------------------------
Quality Software Products Holdings,      Common Stock (94,479 shares)                              901        344
  PLC(1)
-----------------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.               Loans                                                     341        341
                                         Debt Securities                                         9,951      9,951
                                         Common Stock (1,430 shares)                                --         --
-----------------------------------------------------------------------------------------------------------------
Randhawa Brothers Enterprises, Inc.      Loans                                                     217        217
-----------------------------------------------------------------------------------------------------------------
R-Tex Decoratives Company,               Debt Securities                                         1,513      1,170
  Inc.                                   Warrants                                                   58         --
-----------------------------------------------------------------------------------------------------------------
R.L. Singletary                          Loan                                                      112        112
-----------------------------------------------------------------------------------------------------------------
Saturn Chemicals, Inc.                   Loan                                                       --         --
-----------------------------------------------------------------------------------------------------------------
SerpCo., Inc.                            Loan                                                      182        182
-----------------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                           398        322
                                         Common Stock (6,208 shares)                                22         --
-----------------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,         Loans                                                   1,557         68
  Inc.                                   Debt Securities                                         4,262      1,486
-----------------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                         1,582        129
                                         Common Stock (910 shares)                                  57         --
-----------------------------------------------------------------------------------------------------------------
University Village Mobile Homes          Loan                                                      157        157
-----------------------------------------------------------------------------------------------------------------
Vidon, Inc.                              Loans                                                     262        262
-----------------------------------------------------------------------------------------------------------------
Waterview Limited Partnership            Option                                                     --      3,050
-----------------------------------------------------------------------------------------------------------------
Weathertech Distributing Company, Inc.   Loans                                                     291        291
-----------------------------------------------------------------------------------------------------------------
West Virginia Radio Corporation          Debt Securities                                           962        962
  of Clarksburg, Inc.                    Warrants                                                  400         --
-----------------------------------------------------------------------------------------------------------------
William R. Dye                           Loan                                                      270        270
-----------------------------------------------------------------------------------------------------------------
Williams Brothers Lumber                 Loans                                                     720        720
  Company                                Debt Securities                                           308        308
                                         Warrants                                                   24         24
-----------------------------------------------------------------------------------------------------------------
Z-Spanish Radio Network, Inc.            Loans                                                  11,636     11,636
                                         Debt Securities                                           750        750
                                         Warrants                                                    6          6
-----------------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt
       securities and equity interests
       in portfolio companies
       (89 investments)                                                                       $201,234   $207,748
-----------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                DECEMBER 31, 1997
                                                  INTEREST        NUMBER OF    -------------------
                                                RATE RANGES      INVESTMENTS     COST      VALUE
(IN THOUSANDS, EXCEPT NUMBER OF INVESTMENTS)  ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                                Up to 6.99%            6       $  6,129   $  6,129
                                               7.00%- 8.99%           49        108,313    108,313
                                               9.00%-10.99%          156        259,203    259,221
                                              11.00%-12.99%           72         61,681     61,891
                                              13.00%-14.99%            7          8,196      8,196
                                              15.00% and above         1          3,494      3,494
--------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                 292       $447,016   $447,244
--------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                                Up to 6.99%           10       $    111   $    111
                                               7.00%- 8.99%           16            192        107
                                               9.00%-10.99%           24          2,636      2,673
                                              11.00%-12.99%          378         38,072     37,739
                                              13.00%-14.99%            4             92         79
                                              15.00% and above        --             --         --
--------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                    432       $ 41,103   $ 40,709
--------------------------------------------------------------------------------------------------
Other portfolio assets                                                 6       $  1,367   $  1,320
--------------------------------------------------------------------------------------------------
Total portfolio at value                                             819       $690,720   $697,021
--------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. MERGER

     On December 31, 1997, Allied Capital Corporation ("Allied I"), Allied Capital Corporation II ("Allied II"), Allied Capital Commercial Corporation ("Allied Commercial"), and Allied Capital Advisers, Inc. ("Advisers"), merged with and into Allied Capital Lending Corporation ("Allied Lending") (each a "Predecessor Company" and collectively the "Predecessor Companies") pursuant to an Agreement and Plan of Merger, dated as of August 14, 1997, as amended and restated as of September 19, 1997 in a stock-for-stock exchange (the "Merger"). Immediately following the Merger, Allied Lending changed its name to Allied Capital Corporation ("ACC" or the "Company").

     The Merger was effected through a conversion of each share of Predecessor Company common stock into the number of shares of Allied Lending common stock determined pursuant to the following exchange ratios: Allied I -- 1.07 shares; Allied II -- 1.40 shares; Allied Commercial -- 1.60 shares; and Advisers -- 0.31 shares. Allied Lending's common stock outstanding prior to the Merger continues to be outstanding, and was not converted or changed in the Merger. On December 31, 1997, subsequent to the exchange of shares, the Company had 52,047,318 shares outstanding.

     The Merger was treated as a tax-free reorganization under Section 368
(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity
(ACC). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. The consolidated financial statements reflect the operations of ACC with all periods presented restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

     To facilitate the Merger, Allied Lending's charter was amended primarily to effect: (a) an increase in the number of authorized shares of common stock, par value one-tenth of one mil ($0.0001) per share, from 20,000,000 to 100,000,000 shares; and (b) a change in Allied Lending's name to "Allied Capital Corporation."

     Prior to the Merger, Allied I owned approximately 16 percent of Allied Lending's total shares outstanding. These shares were distributed to the Allied I shareholders in a dividend immediately prior to the Merger at a rate of
0.107448 shares of Allied Lending for each share of Allied I held on the record date. For financial reporting purposes, Allied I's ownership of Allied Lending has been eliminated for all periods presented.

NOTE 2. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements for the quarter ended March 31, 1997, and the year ended December 31, 1997 have been restated to include the accounts of the Predecessor Companies for all periods presented. The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 balances to conform with the 1998 financial statement presentation.

NOTE 3. PORTFOLIO

     The Company lends and invests in growing businesses through three primary products: mezzanine loans and debt and equity securities, commercial mortgage loans, and 7(a) loans.

  MEZZANINE FINANCE

     Mezzanine investments are generally structured as loans that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, warrants or options to purchase a portion of the portfolio company's equity at a nominal price. Such an investment would typically have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary.

At March 31, 1998 and December 31, 1997, approximately 98 percent of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield on the mezzanine portfolio at March 31, 1998 and December 31, 1997 equaled 13.2 percent and 12.6 percent, respectively. At March 31, 1998 and December 31, 1997, mezzanine loans and debt securities with a cost basis of $25,674,000 and $13,661,000, respectively, were not accruing interest.

     At March 31, 1998 and December 31, 1997, approximately 31 percent and 29 percent, 28 percent and 27 percent, 18 percent and 17 percent, 11 percent and 13 percent, and 7 percent and 8 percent of the Company's mezzanine portfolio was located in the mid-atlantic, southeast, midwest, west, and northeast regions, respectively. In addition, 5 percent and 6 percent, respectively, of the mezzanine portfolio was located in other countries. Loans to businesses in the industrial/manufacturing, broadcasting/communications, retail/wholesale, and services industries equaled approximately 47 percent and 43 percent, 17 percent and 26 percent, 13 percent and 15 percent, and 17 percent and 12 percent, respectively, or 94 percent and 96 percent as of March 31, 1998 and December 31, 1997, respectively.

     Equity investments consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or otherwise illiquid. Equity securities generally do not produce a current return, but are held for investment appreciation and ultimate gain on sale.

  COMMERCIAL REAL ESTATE FINANCE

     The commercial real estate portfolio contains loans that were originated by the Company or were purchased from the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other third party sellers including life insurance companies and banks.

     At March 31, 1998 and December 31, 1997, approximately 61 percent and 39 percent, and 73 percent and 27 percent of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At March 31, 1998 and December 31, 1997, approximately 47 percent and 38 percent, 12 percent and 18 percent, 19 percent and 18 percent, 14 percent and 14 percent, and 8 percent and 12 percent of the Company's commercial real estate portfolio was located in the mid-atlantic, midwest, west, southeast, and northeast regions, respectively. In addition, commercial mortgage loans secured by hospitality, office, retail, recreation and other properties equaled approximately 28 percent and 33 percent, 41 percent and 31 percent, 11 percent and 14 percent, 5 percent and 3 percent, and 15 percent and 19 percent, respectively, of the Company's portfolio at March 31, 1998 and December 31, 1997, respectively.

     The weighted average yield on the real estate portfolio as of March 31, 1998 and December 31, 1997 equaled 11.9 percent and 11.4 percent, respectively. As of March 31, 1998 and December 31, 1997, loans with a cost basis of $6,202,000 and $11,987,000, respectively, were not accruing interest.

     As of March 31, 1998 and December 31, 1997, unamortized discount related to the real estate portfolio was $16,459,000 and $27,954,000, respectively. Unamortized discounts are considered in determining the fair value and are amortized into income over the life of the loan.

  SMALL BUSINESS LENDING

     The Company, through its wholly owned subsidiary, Allied SBLC participates in the SBA's Section 7(a) Guaranteed Loan Program.

     Pursuant to Section 7(a) of the Small Business Act of 1958, the SBA will guarantee 80 percent of any qualified loan up to $100,000 regardless of maturity, and 75 percent of any such loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with no more than $5 million in annual sales and no more than 500 employees.

     The Company charges interest on these loans at a variable rate, typically
1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At March 31, 1998 and December 31, 1997, approximately 94 percent and 92 percent of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of March 31, 1998 and December 31, 1997, 7(a) loans with a cost basis of $3,984,000 and $4,346,000, respectively, were not accruing interest.

     At March 31, 1998 and December 31, 1997, approximately 40 percent and 36 percent, 31 percent and 29 percent, 14 percent and 18 percent, 8 percent and 10 percent, and 7 percent and 7 percent of the Company's 7(a) loan portfolio was located in the midwest, mid-atlantic, southeast, northeast, and west regions, respectively. In addition, loans to businesses in the hospitality, automotive services, broadcasting/communications, restaurant/food services, industrial/manufacturing, services, and retail/wholesale industries equaled 32 percent and 25 percent, 23 percent and 21 percent, 6 percent and 10 percent, 8 percent and 9 percent, 8 percent and 7 percent, 4 percent and 6 percent, and 3 percent and 6 percent, respectively, or 84 percent and 84 percent of the Company's portfolio as of March 31, 1998 and December 31, 1997.

INTEREST IN SECURITIZATION POOL OF COMMERCIAL MORTGAGE LOANS

     On January 30, 1998, the Company in conjunction with Business Mortgage Investors, Inc. ("BMI"), a private REIT managed by the Company, completed a $310 million asset securitization, whereby bonds totaling $239 million were sold in three classes rated "AAA", "AA" and "A" by Standard & Poor's Rating Services and Fitch IBCA, Inc. in a private placement. The Company and BMI sold a pool of 97 commercial mortgage loans totaling $310 million to a special purpose, bankruptcy remote entity which transferred the assets to a trust which issued the bonds. The Company contributed approximately 95%, or $295 million, of the total assets securitized, and received cash proceeds, net of costs of approximately $223 million. The Company retained a trust certificate for its residual interest (the "residual interest") in the loan pool sold, and will receive interest income from this residual interest as well as receive the net spread of the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds (the "residual securitization spread"). The mortgage loan pool had an approximate weighted average stated interest rate of 9.6%. The three bond classes sold have an aggregate weighted average interest rate of approximately 6.38%.

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of approximately $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received--cash, residual securitization spread, residual interest and a servicing asset. The value of the residual securitization spread, $17.0 million, was determined based on the future expected cash flows, assuming a constant prepayment rate for the mortgage loan pool of 10%, discounted at 16%. The value of the residual interest was determined to be $66.5 million and was based on the future expected cash flows less projected losses of approximately $3.0 million. The projected losses were based upon review of the portfolio sold and the underlying collateral values. The weighted average loan to collateral value of the 97 loans sold was 68.3%. The expected future cash flow from the residual interest was discounted at 9.6%. The servicing asset was valued at 0.2 million a net servicing fee of 0.04% and was discounted at a rate of 10%.

     The Company will continue to earn interest income from the residual interest, and will receive the actual net spread from the portion of the loans sold represented by the bonds issued. As the net spread is received, a portion will be allocated to interest income with the remainder applied to reduce the carrying amount of the residual securitization spread. The residual interest and the residual securitization spread will be valued each quarter using updated prepayment and loss estimates.

NOTE 4. DEBT

     At March 31, 1998 and December 31, 1997, the Company had the following available credit facilities:

                                       MARCH 31,          DECEMBER 31,
                                  -------------------   -------------------
                                         1998                  1997
                                  -------------------   -------------------
                                  FACILITY    AMOUNT    FACILITY    AMOUNT
                                   AMOUNT     DRAWN      AMOUNT     DRAWN
                                  --------   --------   --------   --------
                                      (Unaudited)
                                                (IN THOUSANDS)
Notes payable and debentures:
     Master repurchase
       agreement................  $250,000   $  8,243   $250,000   $202,705
     Master loan and security
       agreement................   250,000      9,000    250,000     23,116
     Senior note payable........    20,000     20,000     20,000     20,000
     OPIC loan..................     8,700      8,700     20,000      8,700
     SBA debentures.............    53,300     53,300     54,300     54,300
                                  --------   --------   --------   --------
          Total notes payable
            and debentures......   582,000     99,243    594,300    308,821
                                  --------   --------   --------   --------
Revolving lines of credit.......   200,000    103,000     80,000     38,842
                                  --------   --------   --------   --------
          Total debt............  $782,000   $202,243   $674,300   $347,663
                                  ========   ========   ========   ========

  MASTER REPURCHASE AGREEMENT

     The Company and BMI can borrow up to $250,000,000, of which $100,000,000 is committed, through repurchase agreements using its commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 75 percent to 80 percent of the value of the collateral pledged. The terms of the master repurchase agreement require interest only payments with all principal due at maturity. The master repurchase agreement bears interest at the one-month London Inter Bank Offered Rate ("LIBOR") plus 1.13 percent, or 6.8 percent at March
31, 1998 and December 31, 1997. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The average debt outstanding under the master repurchase agreement for the three months ended March 31, 1998 and the year ended December 31, 1997 was $70,504,000 and $166,362,000, respectively. The maximum amount borrowed under this facility was $202,705,000 and $209,591,000 during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. The weighted average interest rate for this facility during the three months ended March 31, 1998 and the year ended December 31, 1997 was 6.8% and 6.6%, respectively. The master repurchase agreement matures on January 31, 1999.

  MASTER LOAN AND SECURITY AGREEMENT

     During 1997, the Company, again in conjunction with BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using its commercial mortgage loans as collateral under the agreement. At March 31, 1998 and December 31, 1997, the Company's recorded investment in these loans pledged as collateral totaled $13,165,000 and $29,193,000, which approximated their market value. The agreement generally requires interest only payments with all principal due at maturity. The agreement bears interest at the one-month LIBOR plus 1.0 percent, or 6.7 percent, at March 31, 1998 and December 31, 1997. The facility requires an annual commitment fee equal to 0.75% of the committed amount. The average debt outstanding under this facility for the three months ended March 31, 1998 and the year ended December 31, 1997 was $7,378,000 and $17,899,000, respectively. The maximum amount borrowed under this facility was $23,116,000 during the three months ended March 31, 1998 and the year ended December 31, 1997. The weighted average interest rate for this facility during the three months ended March 31, 1998 and the year ended December 31, 1997 was 6.6% and 6.7%, respectively. The agreement matures on August 21, 1998.

  SENIOR NOTE PAYABLE

     The Company has a $20,000,000 unsecured senior note payable to an insurance company. This note bears interest at a fixed rate of 9.15 percent, payable semi-annually. The note is scheduled to mature over a five-year period commencing in 1998 with annual principal payments of $4,000,000. The senior note payable is subject to a prepayment penalty if paid prior to maturity.

  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

  SBA DEBENTURES

     At March 31, 1998,the Company had debentures totaling $53,300,000 payable to the SBA at interest rates ranging from 6.87 percent to 9.80 percent, with scheduled maturity dates as follows: 1998 -- $5,650,000; 1999 -- $0; 2000 --
$17,300,000; 2001 -- $9,350,000; 2002 -- $0; and $21,000,000 thereafter. At
December 31, 1997, the Company had outstanding debentures totaling $54,300,000 at interest rates ranging from 6.87 percent to 9.80 percent. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

  REVOLVING LINES OF CREDIT

     Subsequent to the Merger, the Company repaid all of its previous unsecured revolving lines of credit and entered into a new $200,000,000 unsecured revolving line of credit. The new facility bears interest at LIBOR plus 1.25 percent or 6.95 percent at March 31, 1998, and requires a commitment fee equal to 0.2 percent of the committed amount, and a facility fee equal to 0.15 percent of the initial commitment. The new line expires June 30, 1999. The new line of credit requires monthly payments of interest and all principal is due upon its expiration. The amount borrowed is based upon a borrowing base formula generally equal to 50 percent of the Company's portfolio investments not securing other credit facilities.

     At December 31, 1997, the Company had several revolving lines of credit totaling $80,000,000 under which the Company had outstanding borrowings totaling $38,842,000. At December 31, 1996, the Company had several revolving lines of credit totaling $110,000,000 under which the Company had outstanding borrowings totaling $45,099,000. The lines of credit charged interest at rates ranging from LIBOR plus 1.35 percent to 2.5 percent. At December 31, 1997 and 1996 the weighted average interest rate on the facilities was 7.7 percent and 7.8 percent, respectively.

The lines required various commitment and other fees equal to 0.39 percent of the outstanding borrowings at December 31, 1997.

     The average debt outstanding on the revolving lines of credit was $64,347,000 and $30,033,000 for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. The maximum amount borrowed under these facilities was $103,000,000 and $45,759,000 during the same periods, respectively. The weighted average interest rate for these facilities during the three months ended March 31, 1998 and the year ended December 31, 1997 was 7.0 percent and 8.1 percent, respectively.

NOTE 5. SHAREHOLDERS' EQUITY

     On January 8, 1998, the Company's compensation committee granted a total of 3,415,446 options to officers of the Company under the Company's stock option plan ("ACC Plan"). The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options granted had an exercise price equal to $21.38 per share. At March 31, 1998, options for 610,330 shares were exercisable into common stock. No options were exercised or canceled during the three months ended March 31, 1998. There were no options granted pursuant to the ACC Plan as of December 31, 1997.

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the three months ended March 31, 1998, the Company issued 66,232 shares at an average price of $25.33 per share.

NOTE 6. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (Unaudited)
Net increase in net assets resulting from operations...       $32,065
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $32,010
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,814            $0.62
                                                                                               =====
Options outstanding to officers........................                         294
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      52,108            $0.61
                                                                             ======            =====
FOR THE THREE MONTHS ENDED MARCH 31, 1997 (Unaudited)
Net increase in net assets resulting from operations...       $12,646
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $12,591
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      46,938            $0.27
                                                                                               =====
Options outstanding to officers........................                         575
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      47,513            $0.27
                                                                             ======            =====

     Basic earnings per common share was computed by dividing the net increase in net assets resulting from operations, after deducting preferred stock dividends, by the weighted average number of common shares outstanding each period.

     Diluted earnings per common share was computed by dividing the net increase in net assets resulting from operations, after deducting preferred stock dividends, by the weighted average number of common shares outstanding plus common shares issuable upon assumed exercise of stock options outstanding each period.

NOTE 7. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and will be expensed as the Cut-off Award vests. For the three months ended March 31, 1998, $189,000 of the Cut-off Award vested and $256,000 was forfeited.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of the Predecessor Companies as of the close of the market on the Merger announcement date (August 14, 1997). Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 approximated $19 million. For the three month period ended March 31, 1998, the Company funded the Deferred Compensation Plan ("DC Plan") with approximately $19 million in cash in connection with the Formula Award. The Trustee of the DC Plan will use those funds to acquire the Company's stock in the open market. As of March 31, 1998, the Trustee had purchased 662,948 shares of the Company's stock with an aggregate cost of $15,330,000. The purchase of these shares has been reflected in shareholders' equity. The Formula Award will vest equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. Formula Award expense for the three months ended March 31, 1998 was $1,583,000.

NOTE 8. INTEREST RATE SWAPS

     The Company uses interest rate swap agreements to protect against fluctuation in interest costs on its variable rate short-term credit facilities. Amounts paid or received on the settlement of interest rate swap agreements are recognized as an adjustment to interest expense. In January 1998, the Company settled its interest rate swap agreements in connection with the asset securitization transaction which resulted in a loss of $5,767,000 which has been recorded against the gain on the securitization of commercial mortgage loans in the first quarter of 1998. As of December 31, 1997, the Company had interest swap agreements with an aggregate notional amount of $145,000,000. Pursuant to the swap agreements, the Company paid a weighted average fixed rate equal to 6.8 percent and received payments with a weighted average variable rate equal to the 30-day LIBOR. The swap agreements had a remaining weighted average maturity of approximately four years from December 31, 1997. As of December 31, 1997, the Company recorded an estimated unrealized loss of $5,000,000 related to the swap agreements in connection with the January 1998 asset securitization transaction. The estimated unrealized loss was subsequently reversed upon consummation of the securitization.

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.35 per common share dividend, or $18,225,000, for the first quarter of 1998.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these proceedings will have a material effect upon the financial condition of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included herein. This Management's Discussion and Analysis contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The Merger was treated as a tax-free reorganization under Section 368
(a)(1)(A) of the Code. For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity (Allied Capital Corporation). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. For financial reporting purposes, Allied I's ownership of Allied Lending has been eliminated for all periods presented. The financial information reflects the operations of the Company with all periods restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

OVERVIEW

     The Company's primary business is investing in and lending to private small and medium-sized businesses in three areas: mezzanine finance, commercial real estate finance, and 7(a) lending. In addition, the Company earns advisory fees from the management of private investment funds.

     The Company's earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gain income earned on these three investment types after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate paid on a loan, the amortization of loan origination points and the amortization of any market discount arising from purchased loans. The level of interest income is directly related to the balance of the investment portfolio multiplied by the effective yield on the portfolio. The Company's ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates, loan originations, and the Company's ability to secure financing for its investment activities. The Company's financial results on a quarterly basis may fluctuate significantly due to the timing of gain recognition and the timing of securitization transactions among other factors. As a result, squarterly financial information may not be indicative of annual results.

     The Company's portfolio is managed in three parts: mezzanine loans, debt securities and equity interests; commercial mortgage loans; and 7(a) loans.

     The total portfolio at value was $564.5 million and $697.0 million at March 31, 1998 and December 31, 1997, respectively. During the quarter ended March 31, 1998 the Company completed an asset securitization of approximately $295 million in commercial mortgage loans, and as a result, the portfolio decreased by 19% from December 31, 1997 to March 31, 1998. See "-- Results of Operations -- Comparison of Three Months Ended March 31, 1998 and 1997." A summary of the composition of the Company's total assets, including its loan portfolios at March 31, 1998 and December 31, 1997 is shown in the following table:


                                                              AT MARCH 31,    AT DECEMBER 31,
                     ASSET COMPOSITION                            1998              1997
                     -----------------                        ------------   -----------------
Commercial mortgage loans(1)................................       44%               56%
Mezzanine investments.......................................       35                25
7(a) loans..................................................        7                 5
Cash and other assets.......................................       14                14
                                                                  ---               ---
                                                                  100%              100%
                                                                  ===               ===

---------------
(1) Includes residual interests in a securitized pool of mortgage loans and real estate investments.

     Mezzanine loans, debt securities and equity interests were $225.0 million and $207.7 million at March 31, 1998 and December 31, 1997, respectively. The effective yield on the mezzanine portfolio was 13.2% and 12.6% at March 31, 1998 and December 31, 1997, respectively. Mezzanine loan originations were $37.8 million and $6.6 million for the quarters ended March 31, 1998 and 1997, respectively. Mezzanine loan repayments were $13.8 million and $10.8 million, respectively, for the quarters ended March 31, 1998 and 1997. During 1997, mezzanine loan repayments and sales of equity interests were approximately equal to originations, which kept the level of the portfolio relatively constant.

     Prior to the Merger, mezzanine loan originations were made through Allied I and Allied II, which originated small ($2 million - $10 million) mezzanine loans in order to maintain appropriate portfolio diversity for regulated investment company purposes. Pursuant to the terms of a Commission exemptive order, Allied I and Allied II loan originations were made pursuant to a co-investment formula, based on relative total assets, which required identical terms for each loan originated. As a result, Allied I and Allied II were unable to originate larger loans or price loans based on their own capital structures. These inefficiencies limited the ability of Allied I and Allied II to compete effectively in the marketplace.

     Subsequent to the Merger, the Company's larger overall portfolio size enables it to compete for larger mezzanine loans while maintaining adequate diversity within the portfolio. As a result, the Company is actively pursuing mezzanine loans in sizes ranging from $5 million to $25 million. The Company also is able to price its mezzanine loans using a single capital structure, which should enable the Company to price its loans more competitively. The Company believes that these post-Merger strategies will enable the Company to increase mezzanine loan originations in 1998.

     Commercial mortgage loans were $201.3 million and $447.2 million at March 31, 1998 and December 31, 1997, respectively. The commercial mortgage loan portfolio declined by 55% during the first quarter of 1998 due to the sale through securitization of approximately $295 million in commercial mortgage loans. See "-- Results of Operations -- Comparison of Three Months Ended March 31, 1998 and 1997." The Company added to its commercial mortgage loan portfolio during the first quarter of 1998 through the origination of new loans and investments totaling $53.9 million and decreased its portfolio due to repayments of loans totaling $16.3 million. Commercial mortgage loan originations and repayments were $58.9 million and $12.1 million, respectively, for the first quarter of 1997. The commercial mortgage loan portfolio increased by 20% for the year ended December 31, 1997. Commercial mortgage loan originations were $249.0 million for 1997. Commercial mortgage loan originations grew by 41% in 1997. Commercial mortgage loan repayments were $154.5 million for 1997.

     The Company experienced a high rate of commercial mortgage loan repayments in 1997 as many loans that had been purchased in earlier years and originated without substantial prepayment prohibitions were repaid due to a favorable interest rate environment. The Company now generally originates its commercial real estate loans to require prepayment premiums, which generally take the form of a fixed percentage of the loan amount that declines as the loan matures.

     The weighted average current stated interest rate on the commercial real estate portfolio at March 31, 1998 and December 31, 1997 was 9.9% and 9.6%, respectively. The weighted yield on the commercial real estate portfolio was 11.9% and 11.4% at March 31, 1998 and December 31, 1997, respectively.

     The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of market discount on purchased loans. At March 31, 1998, and December 31, 1997, unamortized market and original issue discount was $16.4 million and $28.0 million, respectively. The Company generally prices its commercial mortgage loans based on a fixed spread over comparable U.S. Treasury rates given the term of the loan. During 1997, interest rates on U.S. Treasury bonds declined significantly, and the spreads charged by commercial real estate lenders in the marketplace narrowed. As a result, the Company's pricing was affected. Because of the Company's defined niche as an enterprise value real estate lender, however, ACC has experienced only a minimal decline in the overall interest rates on loans originated in 1997 and for the first quarter of 1998. Commercial mortgage loans originated during the first quarter of 1998 had a weighted average stated interest rate of 9.2%. Commercial mortgage loans originated in 1997 had a weighted average stated interest rate of 9.6%.

     The Company will continue to aggressively originate commercial mortgage loans but may increasingly sell loans that are originated at interest rates that do not meet the Company's overall portfolio strategy.

     The 7(a) loan portfolio was $45.9 million and $40.7 million at March 31, 1998 and December 31, 1997, respectively. 7(a) loan originations were $15.7 million and $6.6 million for the quarters ended March 31, 1998 and 1997, respectively. Sales of the guaranteed portions of 7(a) loan originations were $9.7 million and $6.4 million in the first quarters of 1998 and 1997, respectively. 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

     Prior to the Merger, 7(a) loan originations were conducted through Allied Lending, which had a consolidated equity base of approximately $40 million. Because of its relatively small equity base, the Company's cost of debt capital was expensive and required the Company to price its 7(a) loans at a level that was, in many cases, above market. Because of the Company's increased equity base, ACC has reevaluated its pricing strategy and can offer 7(a) loans at lower prices, and believes that this should increase loan origination activity in 1998. Also, effective January 1, 1998, the Company is no longer required to hold the guaranteed portion of its 7(a) loans originated for 90 days before selling, which also lowers its costs associated with this loan origination program.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net increase in net assets resulting from operations ("NIA") was $32.1 million, or $0.62 per share, and $12.6 million, or $0.27 per share, for the three months ended March 31, 1998 and 1997, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred, plus net realized and unrealized gains or losses. The NIA for the three months ended March 31, 1998 also includes a gain of $14.8 million, or $0.29 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

     On January 30, 1998, the Company, in conjunction with Business Mortgage Investors, Inc.("BMI"), a private REIT managed by the Company, completed a $310 million asset securitization, whereby bonds totaling $239 million were sold in three classes rated "AAA", "AA" and "A" by Standard & Poor's Ratings Services and Fitch IBCA, Inc. in a private placement. The Company and BMI sold a pool of 97 commercial mortgage loans totaling $310 million to a special purpose, bankruptcy remote entity which transferred the assets to a trust which issued the bonds. The Company contributed approximately 95%, or $295 million, of the total assets securitized, and received cash proceeds, net of costs, of approximately $223 million. The Company retained a trust certificate for its residual interest (the "residual interest") in the loan pool sold, and will receive interest income from this residual interest as well as receive the net spread of the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds (the "residual securitization spread"). The mortgage loan pool had an approximate weighted average stated interest rate of 9.6%. The three bond classes sold have an aggregate weighted average interest rate of approximately 6.38%.

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of approximately $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received -- cash, residual securitization spread, residual interest and a servicing asset. The value of the residual securitization spread, $17.0 million, was determined based on the future expected cash flows, assuming a constant prepayment rate for the mortgage loan pool of 10%, discounted at 16%. The value of the residual interest was determined to be

$66.5 million and was based on the future expected cash flows less projected losses of approximately $3.0 million. The projected losses were based upon the attributes of the portfolio sold and the underlying collateral values. The weighted average loan to collateral value of the 97 loans sold was 68.3%. The expected future cash flow from the residual interest was discounted at 9.6%. The servicing asset was valued at $0.2 million, assuming a net servicing fee of 0.04%, and was discounted at a rate of 10%.

     The Company will continue to earn interest income from the residual interest, and will receive the actual net spread from the portion of the loans sold represented by the bonds issued. As the net spread is received, a portion will be allocated to interest income with the remainder applied to reduce the carrying amount of the residual securitization spread. The residual interest and the residual securitization spread will be valued each quarter using updated prepayment, interest rate and loss estimates.

     The Company believes that it will continue to use asset securitization as a means to enhance its returns on assets as well as increase its liquidity. The Company expects to complete an asset securitization transaction no more frequently than annually.

     Interest income totaled $19.5 million and $19.6 million for the three months ended March 31, 1998 and 1997, respectively. Interest income appears relatively constant on a quarter to quarter comparison because of the assets sold through securitization. The Company's average portfolio was approximately $631 million and approximately $628 million during the quarters ended March 31, 1998 and 1997, respectively. The weighted average yield on the total loan portfolio at March 31, 1998 and 1997 remained relatively constant at approximately 12.4%. On a proforma basis, had the Company retained the 97 loans that were securitized, interest income would have been approximately $3.0 million higher during the quarter ended March 31, 1998, for a quarterly increase of approximately 15%. The Company originated loans totaling $107.5 million in the first quarter of 1998 as compared to $72.1 million during the first quarter of 1997, and received repayments on its loan portfolio totaling $30.8 million and $25.1 million for the quarters ended March 31, 1998 and 1997, respectively.

     Net premiums from loan dispositions were $1.3 million and $0.7 million for the three months ended March 31, 1998 and 1997, respectively. Net premiums from loan dispositions include premiums on the sale of the guaranteed portion of the Company's 7(a) loans into the secondary market of $0.8 million and $0.4 million for the quarters ended March 31, 1998 and 1997, respectively. The premiums result from the Company's sale of 7(a) loans totaling $9.5 million and $4.9 million for the quarters ended March 31, 1998 and 1997, respectively. Also included in net premiums from loan dispositions were premiums, resulting from the early repayment of loans, totaling $0.5 million and $0.3 million for the three months ended March 31, 1998 and 1997, respectively.

     Investment advisory fees and other income were $1.2 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively. Investment advisory fees totaled $0.5 million and $0.3 million for the quarters ended March 31, 1998 and 1997, respectively. Three of the Company's private managed funds are no longer making new investments and are actively distributing fund assets to their investors. In January 1998, however, the Company entered into a new agreement with Kreditanstalt fur Wiederaufbau (KfW), the state-owned public development bank of Germany, to manage a fund of approximately DM 160 million (approximately $87 million at March 31, 1998). Advisory fees increased as new fees from the German fund offset the decline in fees from liquidating funds.

     Total operating expenses were $10.2 million and $9.4 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 8.5%. Operating expenses include interest on indebtedness, salaries and employee benefits, and other general and administrative expenses.

     Interest expense on indebtedness totaled $4.6 million and $5.8 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in interest expense is the result of the Company repaying amounts outstanding under its short-term credit facilities with the proceeds received from the securitization. Average outstanding indebtedness for the quarters ended March 31, 1998 and 1997 was $246 million and $298 million, respectively. The weighted average interest rate for the Company's combined indebtedness at March 31, 1998 was 7.6%, as compared to 7.4 % at March 31, 1997.

     Salaries and employee benefits totaled $2.9 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998 and 1997, total employees were 90 and 70, respectively. The increase in salaries and benefits reflects the increase in total employees, combined with wage increases, and the experience level of employees hired. The Company was an active recruiter in 1997 for experienced investment and operational personnel and the Company continues to actively recruit and hire new professionals to support anticipated portfolio growth.

     General and administrative expenses include the lease for the Company's headquarters in Washington, DC, leases established in 1997 for the Company's new offices in Chicago and San Francisco, travel costs, stock record expenses, legal and accounting fees, directors' fees and various other expenses. General and administrative expenses totaled $2.8 million and $1.6 million, respectively, for the three months ended March 31, 1998 and 1997. The approximate $1.2 million increase was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. These expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining increase in general and administrative expenses results from continued growth of the Company, combined with differences that result from the timing of expenses recognized in 1997. The first quarter of 1997 incurred a relatively low level of expense when compared to an expected average quarterly expense based upon total 1997 actual expenses. 1997 general and administrative expenses in total were $9.0 million, which would imply an average estimated 1997 quarterly expense of $2.2 million.

     During the first quarter of 1998, the Company began to expense a portion of the formula and cut-off awards that were established in connection with the Merger. Prior to the Merger, each of the Predecessor Companies had a stock option plan (the "Old Plans"). In preparation for the Merger, the Compensation Committees of the Predecessor Companies determined that the Old Plans should be terminated upon the Merger, so that the new merged Company would be able to develop a new incentive compensation plan for all officers and directors with a single equity security. The existence of the Old Plans had resulted in certain inequities in option grants among the various officers of the Predecessor Companies simply because of the differences in the underlying equity securities.

     To balance stock option awards among the employees, and to account for the deviations caused by the existence of five plans supported by five different publicly traded stocks, Advisers developed two special awards to be granted in lieu of options under the Old Plans that would be foregone upon the cancellation of the Old Plans.

     Cut-Off Award. The first award established a cut-off dollar amount as of the date of the announcement of the Merger (August 14, 1997) that would be computed for all outstanding, but unvested options that would be canceled as of the date of the Merger. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award was designed to be equal to the difference between the market prices of the shares of stock underlying the canceled option under the Old Plans at August 14, 1997, less the exercise prices of the options. The cut-off award was computed to be $2.9 million in the aggregate and will be payable for each canceled option as the canceled options would have vested. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. The cut-off award that will vest in 1998 will total $0.8 million, and approximately one quarter of this amount, or $0.2 million, has been expensed in the first quarter of 1998.

     Formula Award. The formula award was designed to compensate officers from the point when their unvested options would cease to appreciate in value pursuant to the mechanics of the cut-off award (i.e., August 14, 1997) up until the time in which they would be able to receive option awards in the Company after the Merger became effective. In the aggregate, the formula award equaled six percent of the difference between the combined aggregate market capitalizations of the Predecessor Companies as of the close of the market on December 30, 1997, and the combined aggregate market capitalizations of the Predecessor Companies on August 14, 1997.

     The formula award was designed as a long-term incentive compensation program that would replace canceled stock options and would balance share ownership among key officers for past and prospective service.

The terms of the formula award require that the award be contributed to the Company's deferred compensation plan, and be used to purchase shares of the Company in the open market. The formula award will vest over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998.

     In the aggregate, the market capitalizations of the Predecessor Companies increased by approximately $319 million from August 14, 1997 to December 30, 1997, and the total formula award was computed to be approximately $19 million. Assuming all officers who received a formula award remain with the Company over the vesting period, the Company will expense the formula award during 1998, 1999 and 2000 in an annual amount of approximately $6.4 million. The Company recorded approximately one-fourth of the annual formula award expense of $1.6 million during the first quarter of 1998.

     The total expense recorded as a result of the cut-off and formula awards during the first quarter of 1998 was $1.8 million or $0.03 per share.

     Net realized gains were $6.4 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. The net gains resulted from the sale of equity securities associated with certain mezzanine loans and the realization of unamortized discount resulting from the payoff of mezzanine and commercial mortgage loans, offset by losses on investments. Realized gains totaled $6.4 million and $4.5 million for the quarters ended March 31, 1998 and 1997, respectively. There were no realized losses during the quarter ended March 31, 1998, and realized losses totaled $0.8 million for the quarter ended March 31, 1997. Net realized gains during the first quarter of 1998 were largely due to the sale of securities of two portfolio companies, Labor Ready, Inc. and Broadcast Holdings, Inc. Gains resulting from investments in these two companies totaled $6.1 million.

     The Company recorded net unrealized gains of $0.7 million for the three months ended March 31, 1998 representing an increase in the board of directors' valuation of the Company's assets over their aggregate cost as compared to the prior period and the effect of valuation of interest rate swap agreements. At March 31, 1998, net unrealized appreciation in the portfolio totaled $2.0 million, and was composed of unrealized appreciation of $25.1 million resulting from appreciated equity interests in portfolio companies, and unrealized depreciation of $23.1 million resulting from under-performing loans in the portfolio. At March 31, 1998, $13.7 million of loans at value in the portfolio were greater than 120 days delinquent, and $18.7 million of loans at value were not accruing interest.

     The Company incurred income tax expense of $0.5 million for three months ended March 31, 1997, which resulted from the operations of Advisers, prior to the Merger. It is the Company's current intention to distribute all of its taxable income, and therefore no provision for income taxes has been made for the quarter ended March 31, 1998.

     The weighted average shares outstanding used to compute basic earnings per share for the quarter ended March 31, 1998 were 51.8 million as compared to 46.9 million for the quarter ended March 31, 1997. The increase in weighted average shares is primarily due to the exercise of stock options and new shares issued in conjunction with the exchange of shares pursuant to the Merger. Total shares outstanding at March 31, 1998 were 51.5 million. The weighted average shares and the total shares outstanding are reduced by the approximately 663,000 shares held in the Company's deferred compensation plan resulting from the formula award.

     In January 1998, the Company granted 3.4 million new stock options to certain of the Company's officers. The shares under option have been included in the calculation of weighted average shares used to compute diluted earnings per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND U.S. GOVERNMENT SECURITIES

     At March 31, 1998, the Company had $56.1 million in cash and government securities. ACC invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short term repurchase agreements fully collateralized by such securities.

     Prior to the Merger, certain of the Predecessor Companies had excess cash resources while other of the Predecessor Companies were borrowers on credit facilities. Subsequent to the Merger, the Company has used excess cash for new investments and in its operations; however, the Company continues to maintain excess cash in its SBIC and SSBIC subsidiaries. This cash may not be withdrawn from the subsidiaries because it supports the long-term borrowings of those subsidiaries, and such borrowings carry substantial prepayment penalties. The cash has not been invested due to a lack of quality investment opportunities, primarily for the SSBIC subsidiary. The Company has been working with the SBA to restructure its SBIC and SSBIC licensees so that the excess cash may be effectively used, and the Company recently received permission to begin financing SBIC eligible investments in its SSBIC subsidiary. The Company is continuing its restructuring efforts and plans to merge its SBIC and SSBIC subsidiaries into a single SBIC. There can be no assurance that this restructuring will be achieved.

INDEBTEDNESS

     The Company had outstanding indebtedness at March 31, 1998 as follows:



                                                         AMOUNT            ANNUAL
                       CLASS                          OUTSTANDING     INTEREST RATE(1)
                       -----                         --------------   ----------------
                                                     (IN THOUSANDS)
Debentures and notes payable:
     Master repurchase agreement...................     $  8,243            7.01%
     Master loan and security agreement............        9,000            6.84
     Senior unsecured notes........................       28,700            8.57
     SBA debentures................................       53,300            8.36
                                                        --------            ----
          Total debentures and notes payable.......     $ 99,243            8.17%
                                                        ========            ====
Revolving line of credit...........................     $103,000            7.11%
                                                        ========            ====

---------------
(1) The annual interest rate includes the cost of commitment fees and other facility fees.


     Master Repurchase Agreement. The Company and BMI are co-borrowers under a master repurchase agreement whereby the two entities can borrow up to $250 million of which $100 million is committed, through repurchase agreements using commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 75% to 80% of the value of the collateral pledged. The terms of the master repurchase agreement require interest-only payments with all principal due at maturity. The master repurchase agreement bears interest at one-month London Inter Bank Offered Rate ("LIBOR") plus 1.13% and requires an annual commitment fee of 0.25% of the amount committed. The master repurchase agreement matures on January 31, 1999.

     Master Loan and Security Agreement. The Company, again in conjunction with BMI, has a facility to borrow up to $250 million, of which $100 million is committed, using its commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement bears interest at one-month LIBOR plus 1.0% and requires an annual commitment fee of 0.15% of the amount committed. The facility matures on August 21, 1998.

     Senior Unsecured Notes. The Company has a $20 million unsecured senior note payable to an insurance company. The note is scheduled to mature over a five-year period commencing in 1998 with annual principal payments of $4 million. The note has a stated interest rate of 9.15% and is subject to prepayment penalty if paid prior to maturity. In conjunction with the proposed issuance of the unsecured long-term notes described below, the Company anticipates that these senior notes will be restructured during the second quarter of 1998. The Company also has senior notes payable to the Overseas Private Investment Corporation totaling $8.7 million at March 31, 1998.

     SBA Debentures. The Company, through Allied Investment and Allied Financial, has debentures totaling $53.3 million payable to the SBA, at interest rates ranging from 6.87% to 9.80% with scheduled maturity dates as follows:
1998 -- $5.7 million; 1999 -- $0; 2000 -- $17.3 million; 2001 -- $9.4 million;
2002 -- $0; and $21.0 million thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. During 1997, Congress increased the maximum leverage available to an SBIC to $101.0 million, and the Company intends to continue to borrow under the SBIC program as the situation warrants.

     Revolving Line of Credit. The Company has a $200 million unsecured revolving line of credit. The facility bears interest at LIBOR plus 1.25% and requires a commitment fee equal to 0.2% of the committed unused amount. The facility also has a facility fee equal to 0.15% of the initial commitment. The 18-month line of credit requires monthly payments of interest, and all principal is due upon maturity. The amount that may be borrowed is based upon a borrowing base formula generally equal to 50% of the Company's portfolio investments not securing other credit facilities. The Company is in the process of restructuring this facility in conjunction with the proposed issuance of the unsecured long-term notes discussed below.

     Unsecured Long-term Notes. The Company is in the process of negotiating $180 million in unsecured long-term notes with private institutional lenders, primarily insurance companies. The proposed terms of the notes include five and seven year maturities, priced at approximately 7.15%. The notes require payment of interest semiannually, and all principal is due upon maturity. The Company plans to issue the notes during the second quarter of 1998; however, there is no assurance that the Company will be able to complete the issuance of the notes.

FUTURE DEBT OR EQUITY OFFERINGS

     The Company plans to secure additional debt and equity capital, and has filed a registration statement to register 5.75 million shares in order to raise additional equity capital for continued investment in growing businesses. Because the Company is a RIC, it distributes substantially all of its income and requires external capital for growth. Because the Company is a BDC, it is limited in the amount of debt capital it may use to fund its growth, since it is generally required to maintain a ratio of 200% of total assets to total borrowings. See "Certain Government Regulations." The Company anticipates that if the offering is completed, the proceeds generated, together with other sources of capital, will be sufficient to fund the anticipated growth in the Company's operations through 1999.

     The Company's cash flow from operations was $11.1 million for the quarter ended March 31, 1998. The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, long-term debt, asset securitizations or through use of its equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company hedges variable and short-term interest rate exposure through interest rate swaps, treasury locks and other techniques. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

FINANCIAL OBJECTIVES

     The Company has set forth certain financial objectives that it intends to use in allocating its resources and in selecting new investment opportunities. Management's goal is to increase NIA annually by 15% to 20% and to result in a ratio of NIA to average shareholders' equity of 18%. Management believes that the Company will be able to achieve these goals over the next three to five years. Factors that may impede the achievement of these objectives include those described under "Investment Considerations" and also include other factors such as changes in the economy, competitive and market conditions, and future business decisions.

YEAR 2000

     The Company has reviewed its exposure to the risks associated with the Year 2000 issue, and has determined that there is no material risk of business interruption as a result of errors or inefficiencies in the Company's internal computer systems. The Company exclusively uses purchased software and has been informed by its vendors that the software will be Year 2000 compatible;
however, there is no assurance that such software will indeed address all Year 2000 compatibility issues. The Company is currently assessing the risk that its portfolio companies may have regarding this issue. For all new loans originated, the Company includes in its credit review a Year 2000 compatibility assessment, and will monitor particular portfolio companies as needed.

NEW GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, were issued in June 1997. SFAS 130 requires that certain financial activity typically disclosed in shareholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. SFAS No. 130 did not materially impact the Company's financial statements, and the Company does not anticipate any material financial impact from the implementation of SFAS 131.


                          INVESTMENT CONSIDERATIONS

RISKS OF DEFAULT

     ACC invests in and lends to small businesses. Loans to small businesses involve a high risk of default and generally are not rated by any nationally recognized statistical rating organization. Small businesses usually have narrower product lines and smaller market shares than larger companies and therefore may be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. These businesses typically depend for their success on the management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flows resulting from adverse competitive developments, a shift in customer preferences or an economic downturn can severely affect the return on, or the recovery of, the Company's investments in such businesses. The Company recently has begun originating larger loans, and as a result, any individual event of default may have a more significant impact on the Company or its operations.

LOSS OF PASS-THROUGH TAX TREATMENT

     The Company qualifies as a regulated investment company ("RIC") under Subchapter M of the Code and, provided it meets certain requirements under the Code, qualifies for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it is unable to comply with the diversification or distribution requirements contained in Subchapter M of the Code, or if it ceases to qualify as a BDC under the 1940 Act. The Company also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if it fails to make certain distributions. The lack of Subchapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company.

COMPETITION

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

LONG-TERM CHARACTER OF INVESTMENTS

     It is generally expected that mezzanine loans will yield a current return from the time they are made, but also will produce a realized gain, if any, from an accompanying equity feature after approximately three to eight years. There can be no assurance that either a current return or capital gains will actually be achieved.

ILLIQUIDITY OF INVESTMENTS

     The Company acquires securities directly from issuers in private transactions, and the major portion of such investments ordinarily is subject to restrictions on resale or is otherwise illiquid. In particular, there is usually no established trading market in which such securities could be sold. In addition, securities generally cannot be sold to the public without registration under the Securities Act, which involves delay, uncertainty and expense.

GOVERNMENT REGULATIONS

     The Company is subject to regulation by the Commission and the SBA. In addition, the Company's business may be significantly impacted by changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts ("REITs"), small business investment companies ("SBICs"), specialized small business investment companies ("SSBICs") and small business lending companies ("SBLCs"). Laws and regulations may be changed from time to time and the interpretations of the relevant law and regulations also are subject to change. Any change in the laws or regulations that govern the Company could have a material impact on the Company or its operations.

INTEREST RATE RISK

     The Company's income is materially dependent upon the "spread" between the rate at which it borrows funds and the rate at which it loans these funds. The Company anticipates using a combination of long-term and short-term borrowings to finance its lending activities and engaging in interest rate risk management techniques. At March 31, 1998, the Company's net interest spread was 4.8% (480 basis points), which represents the weighted average yield of the combined portfolio less the weighted average cost of funds. There can be no assurance that the Company will maintain this net interest spread or that a significant change in market interest rates will not have a material adverse effect on the Company's profitability.

LIMITED INFORMATION

     Consistent with its operation as a BDC, the Company's portfolio is expected to consist primarily of securities issued by small and developing privately held companies. There is generally little or no publicly available information about such companies, and the Company must rely on the diligence of its officers and directors to obtain the information necessary for the Company's decision to invest in them.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company could experience fluctuations in quarterly operating results due to a number of factors including, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, variations in the volume of loans originated by the Company, variations in and the timing of the recognition of realized and unrealized gains, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

RISKS OF LEVERAGE

     ACC borrows funds from, and issues senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on the Company's consolidated assets which are superior to the claims of the Company's shareholders. Leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in the Company's securities. If the value of the Company's consolidated assets increases, then such leveraging techniques would cause the net asset value attributable to the Company's Common Stock to increase more sharply than it would have had the techniques not been utilized. Conversely, a decrease in the value of the Company's consolidated assets would cause net asset value to decline more sharply than it otherwise would if the amounts had not been borrowed. Similarly, any increase in the Company's consolidated income in excess of consolidated interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its consolidated income would cause net income to decline more sharply than it would have had the funds not been borrowed. Such a decline could negatively affect the Company's ability to make Common Stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, the Company may be required to sell a portion of its investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique. As of March 31, 1998, the Company's debt as a percentage of total liabilities and shareholders' equity was 31.0%. The ability of the Company to achieve its investment objective may depend in part on its continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms, and there can be no assurance that such leverage can be maintained.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
3(i)(1)     Articles of Amendment and Restatement of the Articles of
            Incorporation.
3(ii)(2)    Articles of Merger.
3(iii)(3)   Bylaws.
4.1(10)     Specimen certificate of the Company's Common Stock, par
            value $0.0001, the rights of holders of which are defined in
            Exhibits 3(i), 3(ii) and 3(iii).
4.2(4)      Form of debenture between certain subsidiaries of ACC and
            the U.S. Small Business Administration.
10.1(10)    Amended and Restated Credit Agreement dated as of April 20,
            1998 (the "1998 Credit Agreement") between the Company,
            Allied Capital REIT, Inc., and Allied Capital SBLC
            Corporation, as Borrowers, each of the financial
            institutions initially a signatory thereto, as Lenders, and
            BankBoston, N.A., as disbursing agent, First Union National
            Bank, as syndication agent and Riggs Bank N.A., as managing agent and NationsBank of Texas, N.A., as Co-Agent.
10.2(5)     Note Agreement between Allied I and certain subsidiaries and
            Massachusetts Mutual Life Insurance Company, as amended,
            dated April 30, 1992. The Company has received confirmation of the assignment of Note Agreement from Allied I to the
            Company.
10.3(6)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.4(3)     Amended and Restated Master Repurchase Agreement dated March
            22, 1996 among Allied Commercial, BMI and Merrill Lynch
            Mortgage Capital Inc. Letter evidencing the assignment of
            this facility to the Company dated November 6, 1997.
10.5(3)     Master Loan & Security Agreement dated August 21, 1997 among
            Allied Commercial, BMI and Morgan Stanley Mortgage Capital,
            Inc.
10.6(10)    Sale and Servicing Agreement dated, as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and Allied Capital Corporation and
            LaSalle National Bank and ABN AMRO Bank N.V.

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
10.7(10)    Indenture dated as of January 1, 1998, between the Allied
            Capital Commercial Mortgage Trust 1998-1 and LaSalle
            National Bank.
10.8(10)    Amended and Restated Trust Agreement, dated January 1, 1998 between Allied Capital CMT, LaSalle National Bank Inc. and
            Wilmington Trust Company.
10.9(10)    Guaranty dated as of January 1, 1998 by Allied Capital
            Corporation.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.11(3)    Deferred Compensation Plan, as amended January 1, 1998.
10.12(9)    Stock Option Plan.
10.13(7)    Investment Management Agreement among Advisers, Mitchell
            Hutchins Institutional Investors Inc. and BMI, dated January
            4, 1993 (the "MH Management Agreement"). Assignment of the
            MH Agreement from Mitchell Hutchins Institutional Investors
            Inc. to Siguler Guff & Company LLC on August 8, 1995. Waiver
            dated December 31, 1997 evidencing assignment of MH
            Management Agreement from Advisers to the Company.
10.14(7)    Agreement between the Company and Mitchell Hutchins
            Institutional Investors Inc., dated January 4, 1993 ("MH
            Agreement") Assignment of MH Agreement from Mitchell
            Hutchins Institutional Investors, Inc. to Siguler Guff &
            Company LLC on August 8, 1995. Assignment of MH Management
            Agreement from Advisers to the Company on December 31, 1997.
            Consent to assign MH Agreement to the Company.
10.15(8)    Lease Agreement between 1620 K Street Associates Limited
            Partnership and Advisers dated February 17, 1993 (the "1620
            K Street Lease Agreement"). Assignment of Lease and
            Landlord's consent to Assignment dated January 5, 1998
            evidencing assignment of the 1620 K Street Lease Agreement from Advisers to the Company.
10.16(3)    Form of Regional Associate Agreement.
10.17(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 6 to the Company's Notes to the
            Consolidated Financial Statements filed herein as Item 1.
27*         Financial Data Schedule

---------------

 *   Filed herewith.
(1)  Incorporated by reference to Exhibit 3(i) with Allied
     Lending's Annual Report on Form 10-K for the year ended
     December 31, 1996 (File No. 0-22832).
(2) Incorporated by reference from Appendix B to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on September 26, 1997 (File No.
     333-36459).
(3) Incorporated by reference to the exhibit of the same name filed with the Company's report on Form 10-K for the year ended December 31, 1997 (File No. 0-22832).
(4)  Incorporated by reference to Exhibit 4.2 filed with Allied
     I's Annual Report on Form 10-K for the year ended December
     31, 1996 (File No. 811-00907).

(5)        Incorporated by reference to Exhibit (4)(D)(i) filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1992. Amendments thereto are incorporated by reference to Exhibits (4)(D)(ii), (4)(D)(iii)
           and (4)(D)(iv) to Allied I's Form 8-K filed on December 9, 1993 (File No. 811-00907).
(6)        Incorporated by reference to Exhibit 10.2 of Allied I's Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to the Company is
           incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-22832).
(7)        Agreement incorporated by reference to the exhibit of the same name to Advisers' Report on Form 10-K for the year ended December 31, 1992. Assignment to the Company is incorporated by reference to the exhibit of the same name filed with Advisers' Report on Form 10-K for the year ended December 31, 1995. (File No. 0-18826).
           Waiver and consent to assign to the Company for each agreement is incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File
           No. 0-22832).
(8)        Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-22832). Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
           0-22832).
(9)        Incorporated by reference to Exhibit 4 of the Allied Capital Corporation Stock Option Plan registration statement on Form S-8, filed on behalf of such Plan on February 3, 1998 (File No. 333-45525).
(10)       Incorporated by reference to exhibit of the same description to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 6, 1998.

         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ALLIED CAPITAL CORPORATION
                                  --------------------------
                                              (Registrant)



Dated: May 5, 1998                            /s/ Jon A. DeLuca
       -----------------                      -----------------------------
                                              Principal and Chief Financial
                                                Officer