Form 10-Q
period 1998-06-30
ALLIED CAPITAL CORP
filed 1998-08-13
CIK 3906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                           COMMISSION FILE NUMBER:
  ENDED JUNE 30, 1998                                      0-22832
------------------------                           -----------------------

                          ALLIED CAPITAL CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                        52-1081052
------------------------------                         -------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]      NO [ ]

     On August 4, 1998 there were 52,168,414 shares outstanding of the Registrant's common stock, $0.0001 par value.

                           ALLIED CAPITAL CORPORATION
                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheet as of June 30, 1998 and
      December 31, 1997.....................................    1
     Consolidated Statement of Operations -- For the Three
      and Six Months Ended June 30, 1998 and 1997...........    2
     Consolidated Statement of Changes in Net Assets -- For
      the Six Months Ended June 30, 1998 and 1997...........    3
     Consolidated Statement of Cash Flows -- For the Six
      Months Ended June 30, 1998 and 1997...................    4
     Consolidated Statement of Investments as of June 30,
      1998 and December 31, 1997............................    5
     Notes to Consolidated Financial Statements.............   15
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   25
  Item 3. Quantitative and Qualitative Disclosures
     about Market Risk .....................................   37
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   38
  Item 2. Changes in Securities and Use of Proceeds ........   38
  Item 3. Defaults Upon Senior Securities...................   38
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   38
  Item 5. Other Information.................................   39
  Item 6. Exhibits and Reports on Form 8-K..................   39
  Signatures................................................   41

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,       DECEMBER 31,
                                                              -----------   ---------------
                                                                 1998             1997
                                                              -----------   ---------------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)             (UNAUDITED)
                                            ASSETS
Portfolio at value:
      Commercial mortgage loans (cost: 1998-$269,843;
        1997-$447,016) .....................................   $268,966        $447,244
      Mezzanine loans and debt securities (cost:
        1998-$234,832; 1997-$181,184) ......................    216,600         167,842
      Small Business Administration 7(a) loans (cost:
        1998-$49,279; 1997-$41,103) ........................     47,850          40,709
      Interest in securitization pool of commercial mortgage
        loans (cost: 1998-$86,043; 1997-$0) ................     86,043              --
      Equity interests in portfolio companies (cost:
        1998-$22,949; 1997-$20,050) ........................     44,559          39,906
      Other portfolio assets
        (cost: 1998-$3,056; 1997-$1,367) ...................      3,009           1,320
                                                               --------        --------
          Total portfolio at value..........................    667,027         697,021
                                                               --------        --------
Cash and cash equivalents...................................     40,773          70,437
U.S. government securities..................................         --          11,091
Other assets................................................     33,004          29,226
                                                               --------        --------
          Total assets......................................   $740,804        $807,775
                                                               ========        ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................   $260,000        $308,821
      Revolving lines of credit.............................     38,000          38,842
      Accounts payable and other liabilities................     17,539          23,984
      Dividends and distributions payable...................         --           9,068
                                                               --------        --------
                                                                315,539         380,715
                                                               --------        --------
Commitments and contingencies
Preferred stock issued to Small Business Administration.....      7,000           7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
        authorized; 52,166,066 and 52,047,318 issued and
        outstanding at June 30, 1998 and December 31,
        1997, respectively..................................          5               5
      Additional paid-in capital............................    453,975         451,044
      Common stock held in deferred compensation trust;
        806,254 shares at June 30, 1998.....................    (19,375)             --
      Notes receivable from sale of common stock............    (25,402)        (29,611)
      Net unrealized appreciation (depreciation) on
        portfolio...........................................        (20)          1,301
      Undistributed (distributions in excess of) earnings...      9,082          (2,679)
                                                               --------        --------
          Total shareholders' equity........................    418,265         420,060
                                                               --------        --------
          Total liabilities and shareholders' equity........   $740,804        $807,775
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                FOR THE
                                             THREE MONTHS       FOR THE SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,
                                          -------------------   -------------------
                                            1998       1997       1998       1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  --------   --------   --------   --------
                                              (UNAUDITED)           (UNAUDITED)
Interest and related portfolio income:
     Interest..........................   $18,744    $21,115    $38,245    $40,745
     Net premiums from loan
       dispositions....................       712      2,527      2,048      3,228
     Net gain on securitization of
       commercial mortgage loans.......        --         --     14,812         --
     Investment advisory fees and other
       income..........................     1,865      1,269      3,113      2,337
                                          -------    -------    -------    -------
         Total interest and related
           portfolio income............    21,321     24,911     58,218     46,310
                                          -------    -------    -------    -------
Expenses:
     Interest on indebtedness..........     4,232      6,551      8,830     12,339
     Salaries and employee benefits....     2,667      2,148      5,517      4,205
     General and administrative........     3,120      2,117      5,877      3,703
     Merger............................        --         --         --         --
                                          -------    -------    -------    -------
         Total operating expenses......    10,019     10,816     20,224     20,247
     Formula and cut-off awards........     2,154         --      3,926         --
                                          -------    -------    -------    -------
Portfolio income before realized and
  unrealized gains.....................     9,148     14,095     34,068     26,063
                                          -------    -------    -------    -------
Net realized and unrealized gains:
     Net realized gains................     7,373        948     13,794      4,625
     Net unrealized gains (losses).....    (2,045)     4,068     (1,321)     1,909
                                          -------    -------    -------    -------
         Total net realized and
           unrealized gains............     5,328      5,016     12,473      6,534
                                          -------    -------    -------    -------
Income before minority interests and
  income taxes.........................    14,476     19,111     46,541     32,597
Minority interests.....................        --        283         --        589
Income tax expense.....................        --        532         --      1,066
                                          -------    -------    -------    -------
Net increase in net assets resulting
  from operations......................   $14,476    $18,296    $46,541    $30,942
                                          =======    =======    =======    =======
Basic earnings per common share........   $  0.28    $  0.38    $  0.90    $  0.64
                                          =======    =======    =======    =======
Diluted earnings per common share......   $  0.28    $  0.37    $  0.89    $  0.63
                                          =======    =======    =======    =======
Weighted average basic common shares
  outstanding..........................    51,329     48,586     51,570     48,465
                                          =======    =======    =======    =======
Weighted average diluted common shares
  outstanding..........................    51,866     49,088     51,988     49,055
                                          =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                               FOR THE SIX MONTHS
                                                 ENDED JUNE 30,
                                              --------------------
                                                1998        1997
                                              ---------   --------
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        (UNAUDITED)
Operations:
     Portfolio income before realized and
       unrealized gains.....................  $ 34,068    $ 26,063
     Net realized gains.....................    13,794       4,625
     Net unrealized gains (losses)..........    (1,321)      1,909
     Minority interests and income tax
       expense..............................        --      (1,655)
                                              --------    --------
          Net increase in net assets
            resulting from operations.......    46,541      30,942
                                              --------    --------
Shareholder distributions:
     Portfolio income.......................   (36,468)    (29,151)
     Excess of portfolio income.............        --          --
     Net capital gains......................        --          --
     Excess of net capital gains............        --          --
     Return of capital......................        --          --
     Undistributed earnings.................        --          --
     Preferred stock dividend...............      (110)       (110)
                                              --------    --------
          Net decrease in net assets
            resulting from shareholder
            distributions...................   (36,578)    (29,261)
                                              --------    --------
Capital share transactions:
     Sale of common stock...................        --          --
     Net decrease (increase) in notes
       receivable from sale of common
       stock................................     4,209       2,657
     Issuance of common stock upon the
       exercise of stock options............       173       2,223
     Issuance of common stock in lieu of
       cash distributions...................     2,758       4,751
     Purchase of common stock by deferred
       compensation trust...................   (19,375)         --
     Other..................................       477        (102)
                                              --------    --------
          Net (decrease) increase in net
            assets resulting from capital
            share transactions..............   (11,758)      9,529
                                              --------    --------
Total (decrease) increase in net assets.....    (1,795)     11,210
                                              --------    --------
Net assets at beginning of period...........   420,060     402,134
                                              --------    --------
Net assets at end of period.................  $418,265    $413,344
                                              ========    ========
Net asset value per common share............  $   8.14    $   8.50
                                              ========    ========
Common shares outstanding at end of
  period....................................    51,360      48,614
                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                         FOR THE SIX MONTHS ENDED
                                                 JUNE 30,
                                         -------------------------
                                            1998          1997
            (IN THOUSANDS)               -----------   -----------
                                                (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting
     from operations...................   $  46,541     $  30,942
  Adjustments
     Net unrealized (gains) losses.....       1,321        (1,909)
     Net gain on securitization of
       commercial mortgage loans.......     (14,812)           --
     Depreciation and amortization.....         391           236
     Amortization of loan discounts and
       fees............................      (1,689)       (4,999)
     Deferred income taxes.............          --           (33)
     Minority interests................          --           588
     Changes in other assets and
       liabilities.....................     (13,975)        5,785
                                          ---------     ---------
       Net cash provided by operating
          activities...................      17,777        30,610
                                          ---------     ---------
Cash flows from investing activities:
  Investments in small business
     concerns..........................    (248,799)     (193,065)
  Collections of investment
     principal.........................      58,161        89,836
  Proceeds from the sale of loans......      21,539        25,405
  Proceeds from securitization of
     commercial mortgage loans.........     223,401            --
  Net (purchase) redemption of U.S.
     government securities.............      11,091       (28,794)
  Collections of notes receivable from
     sale of common stock..............       4,209         3,756
  Other investing activities...........          --          (322)
                                          ---------     ---------
       Net cash provided by (used in)
          investing activities.........      69,602      (103,184)
                                          ---------     ---------
Cash flows from financing activities:
  Sale of common stock.................         172         1,123
  Purchase of common stock by deferred
     compensation trust................     (19,375)           --
  Common dividends and distributions
     paid..............................     (34,296)      (32,364)
  Special undistributed earnings
     distribution paid.................      (8,261)           --
  Preferred stock dividends............        (330)         (220)
  Net borrowings under (payments on)
     debentures and notes payable......     (48,821)       79,568
  Net borrowings under (payments on)
     revolving lines of credit.........        (842)        3,003
  Net payments on government securities
     available for sale................          --            --
  Other financing activities...........      (5,290)         (949)
                                          ---------     ---------
       Net cash provided by (used in)
          financing activities.........    (117,043)       50,161
                                          ---------     ---------
Net increase (decrease) in cash and
  cash equivalents.....................   $ (29,664)    $ (22,413)
Cash and cash equivalents at beginning
  of period............................   $  70,437     $  71,841
                                          ---------     ---------
Cash and cash equivalents at end of
  period...............................   $  40,773     $  49,428
                                          =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                                JUNE 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

Acme Paging, L.P.              Debt Securities                                      $  6,128   $  6,128
                               Partnership Interests                                   1,456      2,600
-------------------------------------------------------------------------------------------------------
AGPAL Broadcasting, Inc.       Debt Securities                                           928        928
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
American Barbecue & Grill,     Loans                                                   1,611      1,611
  Inc.
                               Debt Securities                                         2,281      2,281
                               Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.        Loans                                                     655        655
-------------------------------------------------------------------------------------------------------
ARS, Inc.                      Debt Securities                                         9,732      9,732
                               Warrants                                                  171        368
-------------------------------------------------------------------------------------------------------
ASW Holding Corporation        Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc.(1)       Debt Securities                                         7,385      7,385
                               Warrants                                                  227        746
-------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc.(1)     Common Stock (342,938 shares)                             330        814
-------------------------------------------------------------------------------------------------------
Calendar Broadcasting, Inc.    Debt Securities                                         3,866      3,866
                               Warrants                                                  150        150
-------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)    Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------
Celebrities, Inc.              Debt Securities                                           352        352
                               Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation  Debt Securities                                         1,988        270
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.         Debt Securities                                         1,657      1,657
                               Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------
Chungsan Corporation           Loan                                                       76         76
-------------------------------------------------------------------------------------------------------
Convenience Corporation of     Loans                                                   1,226      1,226
  America                      Debt Securities                                         8,383      2,774
                               Series A Preferred Stock (31,521 shares)                  334         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cooper Natural Resources,      Debt Securities                                         3,445      3,445
  Inc.
                               Warrants                                                   --      1,138
-------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing         Debt Securities                                         2,944      2,944
Resources, LLC                 Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Coverall North America         Loan                                                    8,910      8,910
-------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.     Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                                JUNE 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
DEH Printed Circuits, Inc.     Warrants                                             $    250   $    950
-------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc.(1)       Warrants                                                  350        497
-------------------------------------------------------------------------------------------------------
Directory Investment           Common Stock (470 shares)                                  --        172
  Corporation
-------------------------------------------------------------------------------------------------------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                       --        879
                               Series B Common Stock (188 shares)                        235        160
                               Series C Common Stock (292 shares)                        656        249
                               Series A Preferred Stock (214 shares)                     307        214
                               Series B Preferred Stock (175 shares)                     931        175
                               Series C Preferred Stock (58 shares)                       58         58
-------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)         Common Stock (399,840 shares)                             500      1,035
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       34          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        431
                               Equity Interest                                            --         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications,      Loans                                                     306        306
  Inc.
-------------------------------------------------------------------------------------------------------
Eparfin S.A.                   Loan                                                       29         29
-------------------------------------------------------------------------------------------------------
Esquire Communications         Warrants                                                    6      1,772
  Ltd.(1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       50         50
-------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC          Series A Preferred Stock (500 shares)                     497        497
                               Common Stock (2,500 shares)                                 3          3
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,678      5,678
  Company                      Warrants                                                  280      3,627
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loan                                                      200        200
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation      Debt Securities                                        14,751     14,751
                               Warrants                                                  525      1,000
-------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.        Loans                                                   5,000      5,000
                               Convertible Debentures                                    500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                   1,390      1,390
  Archery,
     LLC                       Convertible Debentures                                  2,248      2,242
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         9,040      9,040
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      514        514
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      248        248
-------------------------------------------------------------------------------------------------------
Hotelevision                   Preferred Stock (1,000,000 shares)                      1,000      1,000
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2          2
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                                JUNE 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
IndeNet Corporation(1)         Debt Securities                                      $  8,915   $  8,915
                               Common Stock (487,500 shares)                             986        986
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                      111        111
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,356      2,356
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,660      4,660
                               Warrants                                                  324      2,100
-------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.       Loans                                                   3,735      3,735
                               Debt Securities                                         2,742      2,742
                               Warrants                                                  348      2,350
                               Equity Interest                                             3          3
-------------------------------------------------------------------------------------------------------
Kirkland's, Inc.               Debt Securities                                         6,267      6,267
                               Warrants                                                   96      2,850
-------------------------------------------------------------------------------------------------------
KZSF Broadcasting, Inc.        Loan                                                      884        884
-------------------------------------------------------------------------------------------------------
KZWC Broadcasting, Inc.        Debt Securities                                           146        146
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems,    Debt Securities                                         3,386      3,386
  Inc.
                               Common Stock (60,000 shares)                              100        100
-------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                 Loan                                                      235        235
-------------------------------------------------------------------------------------------------------
Love Funding Corporation       Series D Preferred Stock (26,000 shares)                  359        213
                               Warrants                                                  200         --
-------------------------------------------------------------------------------------------------------
Magic Auto                     Loan                                                        8          8
-------------------------------------------------------------------------------------------------------
Meigher Communications         Loan                                                    2,928      2,928
-------------------------------------------------------------------------------------------------------
Mid Atlantic Telcom Plus, LLC  Loan                                                    4,950      4,950
-------------------------------------------------------------------------------------------------------
MidSouth Data Systems, Inc.    Debt Securities                                         7,558      7,558
                               Warrants                                                  348        348
-------------------------------------------------------------------------------------------------------
Midview Associates, L.P.       Debt Securities                                           289        289
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Mihadas                        Loan                                                      288        288
-------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.         Common Stock (18 shares)                                  250         --
-------------------------------------------------------------------------------------------------------
MLX/Morton Industrial          Common Stock (5,835 shares)                               241         98
  Group(1)
-------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.     Loans                                                      33         33
                               Debt Securities                                         1,823        219
                               Common Stock (33,333 shares)                               --         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Nobel Education Dynamics,      Debt Securities                                         9,250      9,250
Inc.(1)                        Series D Convertible Preferred Stock
                               (265,957 shares)                                        2,000      2,000
                               Warrants                                                  750        750
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                                JUNE 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
Norman's Yogurt, Inc.          Loan                                                 $     16   $     16
-------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,  Debt Securities                                           426        426
  L.P.
-------------------------------------------------------------------------------------------------------
New York Donut Corporation     Loan                                                       84         84
-------------------------------------------------------------------------------------------------------
Nursefinders, Inc.             Debt Securities                                         7,502      7,502
                               Warrants                                                  619        619
-------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.        Debt Securities                                           587        435
                               Warrants                                                   77         --
-------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.              Loan                                                      316        316
-------------------------------------------------------------------------------------------------------
Peerless Group, Inc.(1)        Common Stock (379,475 shares)                              17      1,366
                               Warrants                                                    4        649
-------------------------------------------------------------------------------------------------------
David Peters                   Loan                                                      167         55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loans                                                     107        107
                               Preferred Stock (276 shares)                              160        178
                               Common Stock (36 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)         Debt Securities                                         5,481      5,481
                               Common Stock (248,000 shares)                              60        126
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Precision Industrial Co.       Debt Securities                                         9,520      9,520
  (formerly Herr-Voss          Common Stock (132,507 shares)                           1,050      1,616
  Industries, Inc.)            Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Progressive International      Debt Securities                                         3,676      3,676
  Corporation                  Preferred Stock (500 shares)                              500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        783
  Holdings, PLC(1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                     194        194
                               Debt Securities                                         9,964      9,964
                               Common Stock (1,430 shares)                                --        500
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loan                                                      117        117
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R-Tex Decoratives Company,     Debt Securities                                         1,523        500
  Inc.                         Warrants                                                   58         --
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                      105        105
-------------------------------------------------------------------------------------------------------
SerpCo., Inc.                  Loan                                                      182        182
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           399        306
                               Common Stock (6,208 shares)                                23         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated         Loans                                                   1,557         68
  Services, Inc.               Debt Securities                                         4,262        676
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,571        113
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                                JUNE 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
 OF SHARES AND INVESTMENTS)                       INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
Vickar Industries, Inc.        Loan                                                 $  6,092   $  6,092
-------------------------------------------------------------------------------------------------------
Vidon, Inc.                    Loans                                                     261        261
-------------------------------------------------------------------------------------------------------
Weathertech Distributing       Loans                                                     138        138
  Company, Inc.
-------------------------------------------------------------------------------------------------------
West Virginia Radio            Debt Securities                                           911        911
  Corporation
  of Clarksburg, Inc.          Warrants                                                  400        200
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      267        267
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Warrants                                                   24         24
  Company
-------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.        Loan                                                   12,000     12,000
-------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation   Loan                                                    3,783      3,783
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (92 investments)                            $257,781   $261,159
-------------------------------------------------------------------------------------------------------

                                                                                JUNE 30, 1998
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            8       $  3,358   $  2,724
                                            7.00%- 8.99%            41        102,961    102,665
                                            9.00%-10.99%           108         89,687     89,406
                                            11.00%-12.99%           63         60,027     60,045
                                            13.00%-14.99%            4         10,394     10,723
                                            15.00% and above         1          3,416      3,403
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               225       $269,843   $268,966
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(A) LOANS
                                            Up to   6.99%           10       $    111   $    109
                                            7.00%- 8.99%            13            188        102
                                            9.00%-10.99%            39          7,113      6,981
                                            11.00%-12.99%          372         41,775     40,590
                                            13.00%-14.99%            4             92         68
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                  438       $ 49,279   $ 47,850
------------------------------------------------------------------------------------------------
Interest in securitization pool of
  commercial mortgage loans                                          1       $ 86,043   $ 86,043
------------------------------------------------------------------------------------------------
Other portfolio assets                                               6       $  3,056   $  3,009
------------------------------------------------------------------------------------------------
Total portfolio                                                    762       $666,002   $667,027
------------------------------------------------------------------------------------------------

(1) Public company.

(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES
Acme Paging, L.P.              Debt Securities                                      $  5,993   $  5,993
                               Partnership Interests                                   1,456      2,600
-------------------------------------------------------------------------------------------------------
AGPAL Broadcasting, Inc.       Debt Securities                                           928        928
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
American Barbecue & Grill,     Loans                                                   1,499      1,499
  Inc.                         Debt Securities                                         2,250      2,250
                               Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.        Loans                                                     713        713
-------------------------------------------------------------------------------------------------------
ARS, Inc.                      Debt Securities                                         9,723      9,723
                               Warrants                                                  171        171
-------------------------------------------------------------------------------------------------------
ASW Holding Corporation        Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc.(1)       Debt Securities                                         7,355      7,355
                               Warrants                                                  227        234
-------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc.(1)     Common Stock (342,938 shares)                             330      1,547
-------------------------------------------------------------------------------------------------------
Broadcast Holdings, Inc.       Debt Securities                                         2,696      2,696
                               Warrants                                                   --      1,054
-------------------------------------------------------------------------------------------------------
Calendar Broadcasting, Inc.    Debt Securities                                         3,780      3,780
                               Warrants                                                  144        144
-------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)    Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------
Celebrities, Inc.              Debt Securities                                           365        365
                               Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation  Debt Securities                                         1,983        253
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.         Debt Securities                                         1,776      1,776
                               Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------
Chungsan Corporation           Loan                                                       78         78
-------------------------------------------------------------------------------------------------------
Convenience Corporation of     Loans                                                   1,226      1,226
  America                      Debt Securities                                         8,370      6,245
                               Series A Preferred Stock (22,797 shares)                  265         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cooper Natural Resources,      Debt Securities                                         3,440      3,440
  Inc.                         Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.     Debt Securities                                         3,140      3,140
                               Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.     Warrants                                                  250      1,440
-------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc.(1)       Warrants                                                  350        760
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Directory Investment           Common Stock (470 shares)                            $     --   $     83
  Corporation
-------------------------------------------------------------------------------------------------------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                       --        862
                               Series B Common Stock (188 shares)                        235        157
                               Series C Common Stock (292 shares)                        656        245
                               Series A Preferred Stock (214 shares)                     307        192
                               Series B Preferred Stock (175 shares)                     931        158
                               Series C Preferred Stock (58 shares)                       58         52
-------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)         Convertible Preferred Stock (199,920 shares)              500        982
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       36          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        428
                               Equity Interest                                            --         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications,      Warrants                                                   --        585
  Inc.
-------------------------------------------------------------------------------------------------------
Esquire Communications         Warrants                                                    6      1,000
  Ltd.(1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       65         65
-------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC          Loan                                                    1,960      1,960
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,653      5,653
  Company                      Warrants                                                  280        280
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loan                                                      200        200
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corp.            Debt Securities                                        14,475     14,475
                               Warrants                                                  525        525
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                     550        550
  Archery,
     LLC                       Convertible Debentures                                  2,248      2,248
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         7,866      7,866
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      518        518
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      262        262
-------------------------------------------------------------------------------------------------------
Herr-Voss Industries, Inc.     Debt Securities                                         9,500      9,500
                               Common Stock (132,507 shares)                           1,050      1,050
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
HFC Acquisition Sub I, Inc.    Loans                                                     232        232
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2         --
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                      128        128
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,343      2,343
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,630      4,630
                               Warrants                                                  323      2,099
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Kirker Enterprises, Inc.       Loans                                                $    800   $    800
                               Debt Securities                                         2,784      2,784
                               Warrants                                                  348      2,350
                               Equity Interest                                            40         40
-------------------------------------------------------------------------------------------------------
Kirkland's, Inc.               Debt Securities                                         6,250      6,250
                               Warrants                                                   96         96
-------------------------------------------------------------------------------------------------------
Kjellberg's Incorporated       Loan                                                    3,146      3,146
-------------------------------------------------------------------------------------------------------
Kurlancheek                    Loan                                                      311        311
-------------------------------------------------------------------------------------------------------
Labor Ready, Inc.(1)           Common Stock (247,863 shares)                           1,477      4,308
-------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems,    Debt Securities                                         3,370      3,370
  Inc.                         Common Stock (60,000 shares)                              100        100
-------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                 Loan                                                      235        235
-------------------------------------------------------------------------------------------------------
Love Funding Corporation       Series D Preferred Stock (26,000 shares)                  360        214
                               Warrants                                                  200         --
-------------------------------------------------------------------------------------------------------
Magic Auto                     Loan                                                       17         17
-------------------------------------------------------------------------------------------------------
MidSouth Data Systems, Inc.    Debt Securities                                         7,550      7,550
                               Warrants                                                  348        348
-------------------------------------------------------------------------------------------------------
Midview Associates, L.P.       Debt Securities                                           326        326
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Mihadas                        Loan                                                      290        290
-------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.         Common Stock (18 shares)                                  250         --
-------------------------------------------------------------------------------------------------------
MLX/SinterMet Corp.(1)         Common Stock (5,835 shares)                               241        109
-------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.     Loans                                                      33         33
                               Debt Securities                                         1,822        219
                               Common Stock (33,333 shares)                               --         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Radio City Mobil Home Park     Loan                                                    1,361      1,361
-------------------------------------------------------------------------------------------------------
Nobel Education Dynamics,      Series D Convertible Preferred Stock (265,957
  Inc.(1)                        shares)                                               2,000      2,000
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.          Loan                                                       30         30
-------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,  Debt Securities                                           483        483
  L.P.
-------------------------------------------------------------------------------------------------------
New York Donut Corporation     Loan                                                      106        106
-------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.        Debt Securities                                         1,115        888
                               Warrants                                                   77         --
-------------------------------------------------------------------------------------------------------
OMA, Inc.                      Loans                                                   1,931      1,931
-------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.              Loan                                                      323        323
-------------------------------------------------------------------------------------------------------
Peerless Group, Inc.(1)        Common Stock (379,475 shares)                              17      1,405
                               Warrants                                                    4        667
-------------------------------------------------------------------------------------------------------


(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
David Peters                   Loan                                                 $    169   $     55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loans                                                     107        107
                               Preferred Stock (276 shares)                              160        175
                               Common Stock (36 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)         Debt Securities                                         5,669      5,669
                               Common Stock (248,000 shares)                              71        336
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        344
  Holdings, PLC(1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                     341        341
                               Debt Securities                                         9,951      9,951
                               Common Stock (1,430 shares)                                --         --
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loans                                                     217        217
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R-Tex Decoratives Company,     Debt Securities                                         1,513      1,170
  Inc.                         Warrants                                                   58         --
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                      112        112
-------------------------------------------------------------------------------------------------------
Saturn Chemicals, Inc.         Loan                                                       --         --
-------------------------------------------------------------------------------------------------------
SerpCo., Inc.                  Loan                                                      182        182
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           398        322
                               Common Stock (6,208 shares)                                22         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated         Loans                                                   1,557         68
  Services,
  Inc.                         Debt Securities                                         4,262      1,486
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,582        129
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------
University Village Mobile      Loan                                                      157        157
  Homes
-------------------------------------------------------------------------------------------------------
Vidon, Inc.                    Loans                                                     262        262
-------------------------------------------------------------------------------------------------------
Waterview Limited Partnership  Option                                                     --      3,050
-------------------------------------------------------------------------------------------------------
Weathertech Distributing       Loans                                                     291        291
  Company, Inc.
-------------------------------------------------------------------------------------------------------
West Virginia Radio            Debt Securities                                           962        962
  Corporation
  of Clarksburg, Inc.          Warrants                                                  400         --
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      270        270
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Loans                                                     720        720
  Company                      Debt Securities                                           308        308
                               Warrants                                                   24         24
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
 OF SHARES AND INVESTMENTS)                       INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Z-Spanish Radio Network, Inc.  Loans                                                $ 11,636   $ 11,636
                               Debt Securities                                           750        750
                               Warrants                                                    6          6
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (89 investments)                            $201,234   $207,748
-------------------------------------------------------------------------------------------------------

                                                                               DECEMBER 31, 1997
                                                 INTEREST        NUMBER OF    -------------------
                                               RATE RANGES      INVESTMENTS     COST      VALUE
                                             ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                             Up to   6.99%            6       $  6,129   $  6,129
                                             7.00% - 8.99%           49        108,313    108,313
                                             9.00% -10.99%          156        259,203    259,221
                                             11.00%-12.99%           72         61,681     61,891
                                             13.00%-14.99%            8          8,196      8,196
                                             15.00% and above         1          3,494      3,494
-------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                292       $447,016   $447,244
-------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                             Up to   6.99%           10       $    111   $    111
                                             7.00% - 8.99%           16            192        107
                                             9.00% -10.99%           24          2,636      2,673
                                             11.00%-12.99%          378         38,072     37,739
                                             13.00%-14.99%            4             92         79
                                             15.00% and above        --             --         --
-------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                   432       $ 41,103   $ 40,709
-------------------------------------------------------------------------------------------------
Other portfolio assets                                                6       $  1,367   $  1,320
-------------------------------------------------------------------------------------------------
Total portfolio at value                                            819       $690,720   $697,021
-------------------------------------------------------------------------------------------------

(1) Public company.

(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

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

NOTE 2. ORGANIZATION

     Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Allied Capital Corporation has three wholly owned subsidiaries that have also elected to be regulated as BDCs. Allied Investment Corporation ("Allied Investment") is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company ("SBIC"). Allied Capital Financial Corporation ("Allied Financial") was licensed as a Specialized Small Business Investment Company until the second quarter of 1998 when it was granted permission from the Small Business Administration ("SBA") to change its license to an SBIC license. Allied Capital SBLC Corporation ("Allied SBLC") is licensed by the SBA as a Small Business Lending Company and is a participant in the SBA Section 7(a) Guaranteed Loan Program. In addition, the Company has also established a real estate investment trust subsidiary, Allied Capital REIT, Inc. ("Allied REIT"). ACC also has several single-member limited liability companies established primarily to hold real estate properties. Subsequent to June 30, 1998, the Company merged Allied Investment with and into Allied Financial to form a single SBIC subsidiary (the "SBIC Merger"). Allied Financial then changed its name to Allied Investment Corporation.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 2. ORGANIZATION, CONTINUED

     Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the "Company" or "ACC."

     The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests primarily in private, growing businesses in a variety of industries and in diverse geographic locations (primarily in the United States).

NOTE 3. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements for the periods presented have been restated to include the accounts of the Predecessor Companies for all periods presented. Transaction fees and expenses related to the Merger were expensed in the fourth quarter of 1997. The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 balances to conform with the 1998 financial statement presentation.

NOTE 4. PORTFOLIO

     The Company lends and invests in growing businesses through three primary products: mezzanine loans and debt and equity securities, commercial mortgage loans, and SBA Section 7(a) loans.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED

  MEZZANINE FINANCE

     Mezzanine investments are generally structured as loans that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, warrants or options to purchase a portion of the portfolio company's equity at a nominal price. Such an investment would typically have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. At June 30, 1998 and December 31, 1997, respectively, approximately 100 percent and 98 percent of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield (at value) on the mezzanine portfolio at June 30, 1998 and December 31, 1997 equaled 13.6 percent and 12.6 percent, respectively. At June 30, 1998 and December 31, 1997, mezzanine loans and debt securities with a cost basis of $26,471,000 and $13,661,000, respectively, were not accruing interest.

     At June 30, 1998 and December 31, 1997, approximately 33 percent and 29 percent, 26 percent and 27 percent, 21 percent and 17 percent, 10 percent and 13 percent, and 6 percent and 8 percent of the Company's mezzanine portfolio was located in the mid-atlantic, southeast, midwest, west, and northeast regions, respectively. In addition, 4 percent and 6 percent, respectively, of the mezzanine portfolio was located in other countries. Loans to businesses in the industrial/manufacturing, broadcasting/communications, retail/wholesale, and services industries equaled approximately 43 percent and 43 percent, 16 percent and 26 percent, 16 percent and 15 percent, and 20 percent and 12 percent, respectively, or 95 percent and 96 percent of the Company's mezzanine portfolio as of June 30, 1998 and December 31, 1997, respectively.

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

     At June 30, 1998 and December 31, 1997, approximately 65 percent and 35 percent, and 73 percent and 27 percent of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At June 30, 1998 and December 31, 1997, approximately 37 percent and 38 percent, 15 percent and 18 percent, 22 percent and 18 percent, 20 percent and 14 percent, and 6 percent and 12 percent of the Company's commercial real estate portfolio was located in the mid-atlantic, midwest, west, southeast, and northeast regions, respectively. In addition, commercial mortgage loans secured by hospitality, office, retail, recreation and other properties equaled approximately 32 percent and 33 percent, 31 percent and 31 percent, 10 percent and 14 percent, 4 percent and 3 percent, and 23 percent and 19 percent, respectively, of the Company's commercial real estate portfolio at June 30, 1998 and December 31, 1997, respectively.

     The weighted average yield (at value) on the real estate portfolio as of June 30, 1998 and December 31, 1997 equaled 10.6 percent and 11.4 percent, respectively. As of June 30, 1998 and December 31, 1997, loans with a cost basis of $9,076,000 and $11,987,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED

  SMALL BUSINESS LENDING

     The Company, through its wholly owned subsidiary, Allied SBLC, participates in the SBA's Section 7(a) Guaranteed Loan Program.

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

     The Company charges interest on these loans at a variable rate, typically
1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At June 30, 1998 and December 31, 1997, approximately 96 percent and 92 percent of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of June 30, 1998 and December 31, 1997, 7(a) loans with a cost basis of $4,250,000 and $4,346,000, respectively, were not accruing interest.

     At June 30, 1998 and December 31, 1997, approximately 39 percent and 36 percent, 33 percent and 29 percent, 13 percent and 18 percent, 7 percent and 10 percent, and 8 percent and 7 percent of the Company's 7(a) loan portfolio was located in the midwest, mid-atlantic, southeast, northeast, and west regions, respectively. In addition, loans to businesses in the hospitality, automotive services, broadcasting/communications, restaurant/food services, industrial/manufacturing, services, and retail/wholesale industries equaled 30 percent and 25 percent, 24 percent and 21 percent, 7 percent and 10 percent, 11 percent and 9 percent, 6 percent and 7 percent, 4 percent and 6 percent, and 3 percent and 6 percent, respectively, or 85 percent and 84 percent of the Company's 7(a) loan portfolio as of June 30, 1998 and December 31, 1997.

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

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of approximately $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received--cash, residual securitization

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED

spread, residual interest and a servicing asset. The value of the residual securitization spread, $17.0 million, was determined based on the future expected cash flows, assuming a constant prepayment rate for the mortgage loan pool of 10%, discounted at 16%. The value of the residual interest was determined to be $66.5 million and was based on the future expected cash flows less projected losses of approximately $3.0 million. The projected losses were based upon the attributes of the portfolio sold and the underlying collateral values. The weighted average loan to collateral value of the 97 loans sold was 68.3%. The expected future cash flow from the residual interest was discounted at 9.6%. The servicing asset was valued at $227,000 assuming a net servicing fee of 0.04% and was discounted at a rate of 10%.

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

NOTE 5. DEBT

     At June 30, 1998 and December 31, 1997, the Company had the following available credit facilities:

                                       JUNE 30,            DECEMBER 31,
                                         1998                  1997
                                  -------------------   -------------------
                                  FACILITY    AMOUNT    FACILITY    AMOUNT
                                   AMOUNT     DRAWN      AMOUNT     DRAWN
                                  --------   --------   --------   --------
                                      (UNAUDITED)
(IN THOUSANDS)

Debentures and notes payable:
     Unsecured long-term notes
       payable..................  $180,000   $180,000   $     --   $     --
     Master repurchase
       agreement................   250,000         --    250,000    202,705
     Master loan and security
       agreement................   250,000     23,000    250,000     23,116
     Senior note payable........        --         --     20,000     20,000
     OPIC loan..................     5,700      5,700     20,000      8,700
     SBA debentures.............    51,300     51,300     54,300     54,300
     Bonds payable..............        --         --         --         --
                                  --------   --------   --------   --------
          Total debentures and
            notes payable.......   737,000    260,000    594,300    308,821
                                  --------   --------   --------   --------
Revolving lines of credit.......   200,000     38,000     80,000     38,842
                                  --------   --------   --------   --------
          Total debt............  $937,000   $298,000   $674,300   $347,663
                                  ========   ========   ========   ========

  UNSECURED LONG-TERM NOTES PAYABLE

     In June 1998 the Company issued three classes of unsecured long-term notes held by private institutional investors. The notes have terms of 5 or 7 years with an aggregate principal balance of $180,000,000. The weighted average interest rate on the notes is 7.2% and interest only is payable semi-annually until maturity. The notes may be prepaid in whole or in part together with an interest premium as stipulated in the note agreement.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED

  MASTER REPURCHASE AGREEMENT

     The Company and Business Mortgage Investors, Inc. ("BMI") can borrow up to $250,000,000, of which $100,000,000 is committed, through repurchase agreements using its commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 75 percent to 80 percent of the value of the collateral pledged. The terms of the master repurchase agreement require interest only payments with all principal due at maturity. The master repurchase agreement bears interest at the one-month London Inter Bank Offered Rate ("LIBOR") plus 1.13 percent, or 6.8 percent and 6.8 percent at June 30, 1998 and December 31, 1997, respectively. The facility requires an annual commitment fee equal to 0.25 percent of the committed amount. The average debt outstanding under the master repurchase agreement for the six months ended June 30, 1998 and the year ended December 31, 1997 was $31,764,000 and $166,362,000, respectively. The maximum amount borrowed under this facility was $202,705,000 and $209,591,000 during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. The weighted average interest rate for this facility during the six months ended June 30, 1998 and the year ended December 31, 1997 was 6.8 percent and 6.6 percent, respectively. The master repurchase agreement matures on January 31, 1999.

  MASTER LOAN AND SECURITY AGREEMENT

     During 1997, the Company, again in conjunction with BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using its commercial mortgage loans as collateral under the agreement. At June 30, 1998 and December 31, 1997, the Company's recorded investment in these loans pledged as collateral totaled $54,000,000 and $29,193,000, which approximated their market value. The agreement generally requires interest only payments with all principal due at maturity. The agreement bears interest at the one-month LIBOR plus 1.0 percent, or 6.7 percent, at June 30, 1998 and December 31, 1997. The average debt outstanding under this facility for the six months ended June 30, 1998 and the year ended December 31, 1997 was $9,213,000 and $17,899,000, respectively. The maximum amount borrowed under this facility was $30,000,000 during the six months ended June 30, 1998 and $23,116,000 for the year ended December 31, 1997. The weighted average interest rate for this facility during the six months ended June 30, 1998 and the year ended December 31, 1997 was 6.6 percent and 6.7 percent, respectively. The agreement matures on August 21, 1998.

  SENIOR NOTE PAYABLE

     At December 31, 1997 the Company had a $20,000,000 unsecured senior note payable to an insurance company with interest at a fixed rate of 9.15 percent, payable semi-annually.

  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing, or 6.6 percent at June 30, 1998. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED

  SBA DEBENTURES

     At June 30, 1998, the Company had debentures totaling $51,300,000 payable to the SBA at interest rates ranging from 6.9 percent to 9.6 percent, with scheduled maturity dates as follows: 1998 -- $3,650,000; 1999 -- $0;
2000 -- $17,300,000; 2001 -- $9,350,000; 2002 -- $0; and $21,000,000 thereafter.
At December 31, 1997, the Company had outstanding debentures totaling $54,300,000 at interest rates ranging from 6.9 percent to 9.8 percent. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

  REVOLVING LINES OF CREDIT

     Subsequent to the Merger, the Company repaid all of its previous unsecured revolving lines of credit and entered into a new $200,000,000 unsecured revolving line of credit as amended and restated. The new facility bears interest at LIBOR plus 1.25 percent, or 6.92 percent at June 30, 1998, and requires a commitment fee equal to 0.2 percent of the committed amount, and a facility fee equal to 0.15 percent of the initial commitment. The new line expires June 30, 1999. The new line of credit requires monthly payments of interest and all principal is due upon its expiration.

     At December 31, 1997, the Company had several revolving lines of credit totaling $80,000,000 under which the Company had outstanding borrowings totaling $38,842,000. The lines of credit charged interest at rates ranging from LIBOR plus 1.35 percent to 2.5 percent. At December 31, 1997 the weighted average interest rate on the facilities was 7.7 percent percent. The lines required various commitment and other fees equal to 0.39 percent of the outstanding borrowings at December 31, 1997.

     The average debt outstanding on the revolving lines of credit was $67,862,000 and $30,033,000 for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. The maximum amount borrowed under these facilities was $105,000,000 and $45,759,000 during the same periods, respectively. The weighted average interest rate for these facilities during the six months ended June 30, 1998 and the year ended December 31, 1997 was 6.9 percent and 8.1 percent, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6. SHAREHOLDERS' EQUITY

     On January 8, 1998, the Company's compensation committee granted a total of 3,415,446 options to officers of the Company under the ACC Plan. The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options granted had an exercise price equal to $21.38 per share. At June 30, 1998, options for 607,000 shares were exercisable into common stock. Options were exercised for 8,060 shares, and 23,646 shares were canceled during the six months ended June 30, 1998.

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the six months ended June 30, 1998 and the year ended December 31, 1997, the Company issued
110,688 and 550,971, respectively, at an average price per share of $24.92 and $15.67 per share, respectively.

NOTE 7. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
Net increase in net assets resulting from operations...       $14,476
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $14,421
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,329            $0.28
                                                                                               =====
Options outstanding to officers........................                         537
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,866            $0.28
                                                                             ======            =====
FOR THE THREE MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
Net increase in net assets resulting from operations...       $18,296
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $18,241
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      48,586            $0.38
                                                                                               =====
Options outstanding to officers........................                         502
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      49,088            $0.37
                                                                             ======            =====

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7. EARNINGS PER COMMON SHARE, CONTINUED

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
Net increase in net assets resulting from operations...       $46,541
Less: Preferred stock dividends........................          (110)
                                                              -------
Income available to common shareholders................       $46,431
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,570            $0.90
                                                                                               =====
Options outstanding to officers........................                         418
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,988            $0.89
                                                                             ======            =====
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
Net increase in net assets resulting from operations...       $30,942
Less: Preferred stock dividends........................          (110)
                                                              -------
Income available to common shareholders................       $30,832
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      48,465            $0.64
                                                                                               =====
Options outstanding to officers........................                         590
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      49,055            $0.63
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

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD, CONTINUED

the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and will be expensed as the Cut-off Award vests. For the six months ended June 30, 1998, $760,000 of the Cut-off Award vested and $262,000 was forfeited.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of the Predecessor Companies as of the close of the market on the Merger announcement date (August 14, 1997). Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 approximated $19 million. For the six month period ended June 30, 1998, the Company funded the DC Plan with approximately $19 million in cash in connection with the Formula Award. The Trustee of the DC Plan will use those funds to acquire the Company's stock in the open market. As of June 30, 1998, the Trustee had purchased 790,155 shares of the Company's stock with an aggregate cost of $18,994,000. The purchase of these shares has been reflected in shareholders' equity. The Formula Award will vest equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. Formula Award expense for the six months ended June 30, 1998 was $3,166,000.

NOTE 9. INTEREST RATE SWAPS

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

NOTE 10. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.70 per common share dividend, or $36,468,000, for the six months ended June 30, 1998.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

     The Company's earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gain income earned on these three investment types after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate paid on a loan, the amortization of loan origination points and original issue discount and the amortization of any market discount arising from purchased loans. The level of interest income is directly related to the balance of the investment portfolio multiplied by the effective yield on the portfolio. The Company's ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates, loan originations, and the Company's ability to secure financing for its investment activities. The Company's financial results on a quarterly basis may fluctuate significantly due to the timing of gain recognition and the timing of securitization transactions, among other factors. As a result, quarterly financial information may not be indicative of annual results.

     The Company's portfolio is managed in three parts: mezzanine loans, debt securities and equity interests; commercial mortgage loans; and 7(a) loans.

     The total portfolio at value was $667.0 million, $697.0 million and $607.4 million at June 30, 1998, and December 31, 1997 and 1996, respectively. During the six months ended June 30, 1998 the Company originated loans totaling $248.8 million and received repayments of $58.2 million. In addition in January 1998, the Company completed an asset securitization of approximately $295 million in commercial mortgage loans. As a result, the total portfolio decreased by 4% from December 31, 1997 to June 30, 1998. The portfolio increased approximately 15% for the year ended December 31, 1997.

A summary of the composition of the Company's total assets, including its loan portfolios at June 30, 1998 and December 31, 1997 is shown in the following table:


                                                           AT JUNE 30,    AT DECEMBER 31,
                    ASSET COMPOSITION                         1998              1997
                    -----------------                      -----------          ----
Commercial mortgage loans(1).............................       48%              56%
Mezzanine investments....................................       35               25
7(a) loans...............................................        7                5
Cash and other assets....................................       10               14
                                                               ---              ---
                                                               100%             100%
                                                               ===              ===

---------------
(1) Includes residual interests in a securitized pool of mortgage loans and real estate investments.

     Mezzanine loans, debt securities and equity interests were $261.2 million, $207.7 million and $191.2 million at June 30, 1998, and December 31, 1997 and 1996, respectively. The effective yield on the mezzanine portfolio was 13.6% and 12.6% at June 30, 1998 and December 31, 1997, respectively. Mezzanine loan originations were $45.1 million for the quarter ended June 30, 1998 and $83.0 million for the first half of 1998. Mezzanine loan originations were $66.7 million for the year ended December 31, 1997. Mezzanine loan repayments were $6.4 million for the quarter ended June 30, 1998 and $20.2 million for the first half of 1998. During the year ended December 31, 1997, mezzanine loan repayments and sales of equity interests were approximately equal to originations, which kept the level of the portfolio relatively constant.

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

     Subsequent to the Merger, the Company's larger overall portfolio size enables it to compete for larger mezzanine loans while maintaining adequate diversity within the portfolio. As a result, the Company is actively pursuing mezzanine loans in sizes ranging from $5 million to $25 million. The Company also is able to price its mezzanine loans using a single capital structure, which enables the Company to price its loans more competitively. The Company believes that its post-Merger strategies will enable the Company to increase mezzanine loan originations in 1998.

     Commercial mortgage loans were $269.0 million, $447.2 million and $373.7 million at June 30, 1998, and December 31, 1997 and 1996, respectively. The commercial mortgage loan portfolio declined by 40% during the first six months of 1998 due to the sale through securitization of approximately $295 million in commercial mortgage loans. The Company added to its commercial mortgage loan portfolio during the second quarter of 1998 through the origination of new loans and investments totaling $82.5 million and decreased its portfolio due to repayments of loans totaling $19.7 million. For the six months ended June 30, 1998, the Company originated new commercial mortgage loans of $136.4 million and received repayments of $35.9 million. The commercial mortgage loan portfolio increased by 20% for the year ended December 31, 1997. Commercial mortgage loan originations were $249.0 million and grew by 41% in 1997. Commercial mortgage loan repayments were $154.5 million for 1997.

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

     The weighted average current stated interest rate on the commercial real estate portfolio at June 30, 1998 and at December 31, 1997 was 9.5% and 9.6%, respectively. The weighted average yield on the commercial real estate portfolio was 10.6% and 11.4% at June 30, 1998 and December 31, 1997, respectively.

     The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of market discount on purchased loans. The Company generally prices its commercial mortgage loans based on a fixed spread over comparable U.S. Treasury rates given the term of the loan. During 1997, interest rates on U.S. Treasury bonds declined significantly, and the spreads charged by commercial real estate lenders in the marketplace narrowed. As a result, the Company's pricing was affected. ACC has experienced some decline in the overall interest rates on loans originated in 1997 and for the first half of 1998. Commercial mortgage loans originated during the first half of 1998 had a weighted average stated interest rate of 9.0%. Commercial mortgage loans originated in 1997 had a weighted average stated interest rate of 9.6%.

     The Company will continue to originate commercial mortgage loans but may increasingly sell loans that are originated at interest rates that do not meet the Company's overall portfolio strategy.

     The 7(a) loan portfolio was $47.9 million, $40.7 million and $42.1 million at June 30, 1998 and December 31, 1997 and 1996, respectively. 7(a) loan originations were $13.7 million for the quarter ended June 30, 1998, $29.5 million for the first half of 1998, and $49.2 million for the year ended December 31, 1997. Sales of the guaranteed portions of 7(a) loan originations were $9.7 million in the second quarter of 1998, $19.4 for the six months ended June 30, 1998, and $43.4 million for the year ended December 31, 1997. 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

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

RESULTS OF OPERATIONS

  Comparison of Six Months Ended June 30, 1998 and 1997

     Net increase in net assets resulting from operations ("NIA") was $46.5 million, or $0.89 per share, and $30.9 million, or $0.63 per share, for the six months ended June 30, 1998 and 1997, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred, plus net realized and unrealized gains or losses. The NIA for the six months ended June 30, 1998 also includes a gain of $14.8 million, or $0.28 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

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

     The Company believes that it may continue to use asset securitization as a means to enhance its returns on assets as well as increase its liquidity, but in any event does not expect to complete an asset securitization transaction more frequently than annually. The Company may also sell commercial mortgage loans on a whole loan basis to third parties to increase liquidity.

     Interest income totaled $38.2 million and $40.7 million for the six months ended June 30, 1998 and 1997, respectively. Interest income declined on a year to year comparison because of the assets sold through securitization. The Company's average loan portfolio was approximately $554.1 million and approximately $608.5 million during the six months ended June 30, 1998 and 1997, respectively. The weighted average yield on the total loan portfolio at June 30, 1998 and 1997 was approximately 11.8% and approximately 11.4%, respectively.

     Net premiums from loan dispositions were $2.0 million and $3.2 million for the six months ended June 30, 1998 and 1997, respectively. Net premiums from loan dispositions include premiums on the sale of the guaranteed portion of the Company's 7(a) loans into the secondary market of $1.4 million and $1.4 million for the six months ended June 30, 1998 and 1997, respectively. The premiums resulted from the Company's sale of 7(a) loans totaling $18.8 million and $15.6 million for the six months ended June 30, 1998 and 1997, respectively. Also included in net premiums from loan dispositions were premiums, resulting from the early repayment of loans, totaling $0.6 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively.

     Investment advisory fees and other income were $3.1 million and $2.3 million for the six months ended June 30, 1998 and 1997, respectively. Investment advisory fees totaled $1.0 million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. Three of the Company's private managed funds are no longer making new investments and are actively distributing fund assets to their investors. In January 1998, however, the Company entered into a new agreement with Kreditanstalt fur Wiederaufbau (KfW), the state-owned public development bank of Germany, to manage a fund of approximately DM 160 million (approximately $88.5 million at June 30, 1998). Advisory fees increased as new fees from the German fund offset the decline in fees from liquidating funds.

     Total operating expenses were $20.2 million for the six month periods ended June 30, 1998 and 1997, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and other general and administrative expenses.

     Interest expense on indebtedness totaled $8.8 million and $12.3 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in interest expense is the result of the Company repaying amounts outstanding under its short-term credit facilities with the proceeds received from the securitization. Average outstanding indebtedness for the six months ended June 30, 1998 and 1997 was $224.4 million and $306.9 million, respectively. The weighted average interest rate for the Company's combined indebtedness remained relatively constant at 7.4% at June 30, 1998 and 1997.

     Salaries and employee benefits totaled $5.5 million and $4.2 million for the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, total employees were approximately 93 and 78, respectively. The increase in salaries and benefits reflects the increase in total employees, combined with wage increases, and the experience level of employees hired. The Company was an active recruiter in 1997 for experienced investment and operational personnel and the Company continues to actively recruit and hire new professionals to support anticipated portfolio growth.

     General and administrative expenses include the lease for the Company's headquarters in Washington, DC, leases established in 1997 for the Company's new offices in Chicago and San Francisco, travel costs, stock record expenses, legal and accounting fees, directors' fees and various other expenses. General and administrative expenses totaled $5.9 million and $3.7 million, respectively, for the six months ended June 30, 1998 and 1997. The approximate $2.2 million increase was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. These post-Merger integration expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining $2.0 million increase in general and administrative expenses results from continued growth of the Company, combined with differences that result from the timing of general and administrative expenses recognized in 1997. The first six months of 1997 incurred a relatively low level of expense when compared to an expected average quarterly expense based upon total 1997 actual expenses. General and administrative expenses for the year ended December 31, 1997 in total were $9.0 million, which would imply an average estimated 1997 quarterly expense of $2.2 million, or $4.4 million for two quarters.

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

     Cut-Off Award. The first award established a cut-off dollar amount as of the date of the announcement of the Merger (August 14, 1997) that would be computed for all outstanding, but unvested options that would be canceled as of the date of the Merger. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award was designed to be equal to the difference between the market prices of the shares of stock underlying the canceled options under the Old Plans at August 14, 1997, less the exercise prices of the options. The cut-off award was computed to be $2.9 million in the aggregate and will be payable for each canceled option as the canceled options would have vested. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. The cut-off award totaled $760,000 during the first half of 1998 with approximately $50,000 remaining to be vested during 1998.

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

     In the aggregate, the market capitalizations of the Predecessor Companies increased by approximately $319 million from August 14, 1997 to December 30, 1997, and the total formula award was computed to be approximately $19 million. Assuming all officers who received a formula award remain with the Company over the vesting period, the Company will expense the formula award during 1998, 1999 and 2000 in an annual amount of approximately $6.4 million. The Company recorded approximately $3.2 million during the first half of 1998.

     The total expense recorded as a result of the cut-off and formula awards during the first half of 1998 was $3.9 million or $0.08 per share.

     Net realized gains were $13.8 million and $4.6 million for the six months ended June 30, 1998 and 1997, respectively. The net gains resulted from the sale of equity securities associated with certain mezzanine loans and the realization of unamortized discount resulting from the payoff of mezzanine and commercial mortgage loans, offset by losses on investments. Realized gains totaled $13.9 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively. Realized losses during the six months ended June 30, 1998 and 1997 totaled $0.1 million and $0.8 million, respectively. Net realized gains during the first half of 1998 were largely due to the sale of securities of five portfolio companies, Labor Ready, Inc. ($5.0 million), Broadcast Holdings, Inc. ($1.1 million), Waterview ($3.0 million), Z Spanish Radio Network, Inc. ($2.7 million) and El Dorado Communications, Inc. ($0.8 million). Gains resulting from investments in these five companies totaled $12.6 million.

     The Company will harvest gains when market conditions are favorable or when dictated by other parties to the transaction. Therefore, the realization of gains is unpredictable on a quarterly basis and quarterly results may not be indicative of annual results.

     The Company recorded net unrealized losses of $1.3 million for the six months ended June 30, 1998 as a result of valuation changes resulting from the board of directors' valuation of the Company's assets, the effect of valuation of interest rate swap agreements and the effect of reversals of appreciation resulting from realized gains. At June 30, 1998, net unrealized depreciation in the portfolio totaled $20,000, and was composed of unrealized appreciation of $26.75 million resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $26.77 million resulting primarily from under-performing investments in the portfolio.

     Grade 5 mezzanine investments, or those investments the Company has identified as troubled assets, totaled $7.2 million at value at June 30, 1998, or 1.1% of the Company's total portfolio based on the quarterly valuation of the Board of Directors. The value of these grade 5 loans has been reduced from an aggregate cost of $26.3 million in order to reflect the Company's estimate of the realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized losses over time in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for a substantial amount of the potential exposure when such exposure is identified. Of the mezzanine grade 5 investments, three portfolio companies represent approximately 73% of the total. The Company continues to work on recovery of grade 5 credits, and believes that it has valued the grade 5 investments to reflect estimated realizable value.

     Commercial real estate grade 5 loans totaled $6.9 million at value at June 30, 1998. These loans are fully secured by real estate, and as a result, the Company does not expect to incur any significant loss from these loans.

     For the total portfolio, loans greater than 120 days delinquent were $19.5 million at value at June 30, 1998. Included in this category are loans valued at $15.8 million which are secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest.

     At June 30, 1997 grade 5 mezzanine investments totaled $5.2 million at value, and grade 5 real estate loans totaled $6.7 million at value. At June 30, 1997, total loans greater than 120 days delinquent were $16.7 million at value of which $11.6 million were secured by real estate.

     The Company incurred income tax expense of $1.1 million for six months ended June 30, 1997, which resulted from the operations of Advisers, prior to the Merger. It is the Company's current intention to distribute all of its taxable income, and therefore no provision for income taxes has been made for the six months ended June 30, 1998.

     The weighted average shares outstanding used to compute basic earnings per share for the six months ended June 30, 1998 were 51.6 million as compared to
48.5 million for the six months ended June 30, 1997. The increase in weighted average shares is primarily due to the exercise of stock options and new shares issued in conjunction with the exchange of shares pursuant to the Merger. Total shares outstanding at June 30, 1998 were 51.4 million. The weighted average shares and the total shares outstanding are reduced by the approximately 0.8 million shares held in the Company's deferred compensation plan resulting primarily from the formula award.

     In January 1998, the Company granted 3.4 million new stock options to certain of the Company's officers. The shares under option have been included in the calculation of weighted average shares used to compute diluted earnings per share. All per share amounts included in this management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share.

  Comparison of Three Months Ended June 30, 1998 and 1997

     Net increase in net assets resulting from operations ("NIA") was $14.5 million, or $0.28 per share, and $18.3 million, or $0.37 per share, for the three months ended June 30, 1998 and 1997, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred, plus net realized and unrealized gains or losses.

     Interest income totaled $18.7 million and $21.1 million for the three months ended June 30, 1998 and 1997, respectively. The comparison of interest income on a quarter to quarter basis is effected by the asset securitization that took place in the first quarter of 1998. The weighted average loan portfolio outstanding during the second quarter of 1997 was $623.5 million. Subsequent to the securitization, the weighted average loan portfolio outstanding during the second quarter of 1998 was $552.8 million. The Company originated loans totaling $141.3 million in the second quarter of 1998 as compared to $121.0 million during the second quarter of 1997, and received repayments on its loan portfolio totaling $27.4 million and $64.7 million for the quarters ended June 30, 1998 and 1997, respectively.

     Net premiums from loan dispositions were $0.7 million and $2.5 million for the three months ended June 30, 1998 and 1997, respectively. Net premiums in the second quarter of 1997 included prepayment premiums of approximately $1.4 million from three mezzanine portfolio investments. Net premiums in the second quarter of 1998 were also lower than premiums for the second quarter of 1997 because of timing of sales of 7(a) guaranteed loans.

     Investment advisory fees and other income were $1.8 million and $1.3 million for the three months ended June 30, 1998 and 1997, respectively. Advisory fees increased as new fees from the German fund offset the decline in fees from liquidating funds.

     Total operating expenses were $10.0 million and $10.8 million for the three months ended June 30, 1998 and 1997, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and other general and administrative expenses.

     Interest expense on indebtedness totaled $4.2 million and $6.6 million for the three months ended June 30, 1998 and 1997, respectively. The decrease in interest expense is again due to the effect of the securitization which reduced the Company's outstanding borrowings. Average outstanding indebtedness for the quarters ended June 30, 1998 and 1997 was $227.9 million and $328.9 million, respectively.

     Salaries and employee benefits totaled $2.7 million and $2.1 million for the three months ended June 30, 1998 and 1997, respectively. The increase in salaries and benefits reflects the increase in total employees, combined with wage increases, and the experience level of employees hired.

     General and administrative expenses totaled $3.1 million and $2.1 million, respectively, for the three months ended June 30, 1998 and 1997. The approximate $1.0 million increase results from continued growth of the Company, combined with differences that result from the timing of expenses recognized in 1997.

     The total expense recorded as a result of the cut-off and formula awards during the second quarter of 1998 was $2.2 million or $0.04 per share.

     Net realized gains were $7.4 million and $0.9 million for the three months ended June 30, 1998 and 1997, respectively. The net gains resulted from the sale of equity securities associated with certain mezzanine loans and the realization of unamortized discount resulting from the payoff of mezzanine and commercial mortgage loans, offset by losses on investments. Realized gains totaled $7.5 million and $0.9 million for the quarters ended June 30, 1998 and 1997, respectively. Realized losses totaled $0.1 million and $16,000 for the quarters ended June 30, 1998 and 1997. Net realized gains during the second quarter of 1998 were largely due to the sale of securities of three portfolio companies, Waterview ($3.0 million), Z Spanish Radio Network, Inc. ($2.7 million) and El Dorado Communications, Inc. ($0.8 million). Because these gains were realized, the Company reversed previously recorded unrealized appreciation of $6.1 million. Upon completion of the company's second quarter portfolio valuation, the company recorded additional unrealized appreciation related to equity securities of $9.5 million, and depreciation of $5.5 million. In total, the company recorded net unrealized depreciation of $2.1 million for the quarter ended June 30, 1998. Unrealized depreciation is a non-cash charge to income similar to a loan loss provision.

     The Company will harvest gains when market conditions are favorable or when dictated by other parties to the transaction. Therefore, the realization of gains is unpredictable on a quarterly basis and quarterly results may not be indicative of annual results.

     The weighted average common shares outstanding used to compute basic earnings per share for the quarter ended June 30, 1998 were 51.3 million as compared to 48.6 million for the quarter ended June 30, 1997. The increase in weighted average shares is primarily due to the exercise of stock options and new shares issued in conjunction with the exchange of shares pursuant to the Merger. The weighted average shares outstanding to compute diluted earnings per share of 51.8 million and 49.1 million for the quarters ended June 30, 1998 and 1997, respectively, include the potential dilutive effect of outstanding stock options. "See Note 7 to the Consolidated Financial Statements."

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash and Cash Equivalents

     At June 30, 1998, the Company had $40.7 million in cash and cash equivalents. ACC invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short term repurchase agreements fully collateralized by such securities.

     Prior to the Merger, certain of the Predecessor Companies had excess cash resources while other of the Predecessor Companies were borrowers on credit facilities. Subsequent to the Merger, the Company has used excess cash for new investments and in its operations; however, the Company continues to maintain excess cash in its SBIC subsidiaries. This cash may not be withdrawn from the subsidiaries because it supports the long-term borrowings of those subsidiaries, and such borrowings carry substantial prepayment penalties. The cash has not been invested due to a lack of quality investment opportunities, primarily for its former SSBIC subsidiary. The Company has restructured its SBIC and SSBIC licensees so that the excess cash may be effectively used by converting its SSBIC license to an SBIC license, thus allowing its former SSBIC subsidiary to make SBIC eligible investments. In addition, in July 1998, the Company merged its former SSBIC subsidiary and SBIC subsidiary to form a single SBIC subsidiary.

  Indebtedness

     The Company had outstanding indebtedness at June 30, 1998 (unaudited) as follows:



                                                 AMOUNT            ANNUAL
                   CLASS                      OUTSTANDING     INTEREST RATE(1)
                   -----                     --------------   ----------------
                                             (IN THOUSANDS)
Debentures and notes payable:
     Unsecured long-term notes payable.....     $180,000           7.21%
     Master loan and security agreement....       23,000           6.67%
     OPIC Loan.............................        5,700           6.57%
     SBA debentures........................       51,300           8.31%
                                                --------           -----
          Total debentures and notes
            payable........................     $260,000           7.38%
                                                ========           =====
Revolving line of credit...................     $ 38,000           7.51%
                                                ========           =====

---------------
(1) The annual interest rate includes the cost of commitment fees and other facility fees.

     Unsecured Long-term Notes Payable. The Company obtained $180 million in financing through the issuance of unsecured long-term notes with private institutional lenders, primarily insurance companies. The terms of the notes include five or seven year maturities, priced at approximately 7.2%. The notes require payment of interest semiannually, and all principal is due upon maturity.

     Master Loan and Security Agreement. The Company, in conjunction with a private REIT managed by the Company, has a facility to borrow up to $250 million, of which $100 million is committed, using its commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement bears interest at one-month London Inter Bank Offered Rate ("LIBOR") plus 1.0%. The facility matures on August 21, 1998, and the Company is currently working with the lender to renew this facility for an additional one year period.

     SBA Debentures. The Company, through its SBIC subsidiaries, has debentures totaling $51.3 million payable to the SBA, at interest rates ranging from 6.9% to 9.6% with scheduled maturity dates as follows: 1998 -- $3.7 million;
1999 -- $0; 2000 -- $17.3 million; 2001 -- $9.4 million; 2002 -- $0; and $21.0 million thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. During 1997, Congress increased the maximum leverage available to an SBIC to $101.0 million, and the Company intends to continue to borrow under the SBIC program as the situation warrants.

     Revolving Line of Credit. The Company has a $200 million unsecured revolving line of credit. The facility bears interest at LIBOR plus 1.25% and requires a commitment fee equal to 0.2% of the committed unused amount. The facility also has a facility fee equal to 0.15% of the initial commitment. The line of credit requires monthly payments of interest, and all principal is due upon maturity. The facility matures in June 30, 1999.

     Master Repurchase Agreement. The Company and a private REIT managed by the Company are co-borrowers under a master repurchase agreement whereby the two entities can borrow up to $250 million, of which $100 million is committed, through repurchase agreements using commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 75% to 80% of the value of the collateral pledged. The terms of the master repurchase agreement require interest-only payments with all principal due at maturity. The master repurchase agreement bears interest at one-month LIBOR plus 1.13% and requires an annual commitment fee of 0.25% of the amount committed. The master repurchase agreement matures on January 31, 1999. The Company had no borrowings on the facility at June 30, 1998.

FUTURE DEBT OR EQUITY OFFERINGS

     The Company plans to secure additional debt and equity capital for continued investment in growing businesses. Because the Company is a regulated investment company, it distributes substantially all of its income and requires external capital for growth. Because the Company is a business development company, it is limited in the amount of debt capital it may use to fund its growth, since it is generally required to maintain a ratio of 200% of total assets to total borrowings.

     The Company's cash flow from operations was $17.8 million for the six months ended June 30, 1998 and $58.9 million for the year ended December 31, 1997. The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, long-term debt, asset sales or securitizations or through use of its equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis and may hedge variable and short-term interest rate exposure through interest rate swaps, treasury locks and other techniques when appropriate. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

FINANCIAL OBJECTIVES

     The merged Company has set forth certain financial objectives that it intends to use in allocating its resources and in selecting new investment opportunities. Management's goal is to increase NIA annually by 15% to 20% and to result in a ratio of NIA to average shareholders' equity of 18%. Management believes that the Company will be able to achieve these goals over the next three to five years. Factors that may impede the achievement of these objectives include those described under "Investment Considerations" and also include other factors such as changes in the economy, competitive and market conditions, and future business decisions.

YEAR 2000

     The Company has reviewed its exposure to the risks associated with the Year 2000 issue, and has determined that there is no material risk of business interruption as a result of errors or inefficiencies in the Company's internal computer systems. The Company exclusively uses purchased software and has been informed by its vendors that the software will be Year 2000 compatible; however, there is no assurance that such software will indeed address all Year 2000 compatibility issues. The Company is in the process of developing a series of tests to validate its readiness for the Year 2000. The Company is also assessing the viability of contingent courses of action if necessary including the purchase of new hardware and software applications. At the present time, the Company does not believe that it will be adversely affected by this issue. In addition, the Company has not made significant expenditures in anticipation of the Year 2000 issue outside of its routine information technology budget. The Company is currently assessing the risk that its portfolio companies may have regarding this issue. For all new loans originated, the Company includes in its credit review a Year 2000 compatibility assessment, and will monitor particular portfolio companies as needed.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not anticipate that the adoption of SFAS No. 133 will have any material impact to the financial statements.

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

GOVERNMENT REGULATIONS

     The Company is subject to regulation by the Commission and the SBA. In addition, the Company's business may be significantly impacted by changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts ("REITs"), small business investment companies ("SBICs"), and small business lending companies ("SBLCs"). Laws and regulations may be changed from time to time and the interpretations of the relevant law and regulations also are subject to change. Any change in the laws or regulations that govern the Company could have a material impact on the Company or its operations.

INTEREST RATE RISK

     The Company's income is materially dependent upon the "spread" between the rate at which it borrows funds and the rate at which it loans these funds. The Company anticipates using a combination of long-term and short-term borrowings to finance its lending activities and may engage in interest rate risk management techniques. At June 30, 1998, the Company's net interest spread was 4.4% (440 basis points), which represents the weighted average yield of the combined portfolio less the weighted average cost of funds. There can be no assurance that the Company will maintain this net interest spread or that a significant change in market interest rates will not have a material adverse effect on the Company's profitability.

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

RISKS OF LEVERAGE

     ACC borrows funds from, and issues senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on the Company's consolidated assets which are superior to the claims of the Company's shareholders. Leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in the Company's securities. If the value of the Company's consolidated assets increases, then such leveraging techniques would cause the net asset value attributable to the Company's Common Stock to increase more sharply than it would have had the techniques not been utilized. Conversely, a decrease in the value of the Company's consolidated assets would cause net asset value to decline more sharply than it otherwise would if the amounts had not been borrowed. Similarly, any increase in the Company's consolidated income in excess of consolidated interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its consolidated income would cause net income to decline more sharply than it would have had the funds not been borrowed. Such a decline could negatively affect the Company's ability to make Common Stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, the Company may be required to sell a portion of its investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique. As of June 30, 1998, the Company's debt as a percentage of total liabilities and shareholders' equity was 40.2%. The ability of the Company to achieve its investment objective may depend in part on its continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms, and there can be no assurance that such leverage can be maintained.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first six months of 1998 and the years ended December 31, 1997 and 1996, ACC issued a total of 110,688, 550,971 and 913,206 shares, respectively, pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 14, 1998, the Company held its Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for these two matters.


          1. Election of Directors: Shareholders elected twelve directors of the Company, four of which will serve for one year, four of which will serve for two years, and four of which will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

                                                                            FOR       WITHHELD
                                                                         ----------   ---------
           William L. Walton...........................................  46,148,134     775,398
           George C. Williams..........................................  46,138,028   1,105,160
           Brooks H. Browne............................................  46,148,134     775,398
           John D. Firestone...........................................  46,147,593     255,692
           Anthony T. Garcia...........................................  46,148,973     254,312
           Lawrence I. Hebert..........................................  46,145,910     257,368
           John I. Leahy...............................................  46,139,417     262,884
           Robert E. Long..............................................  46,139,175     783,982
           Warren K. Montouri..........................................  46,138,080     264,221
           Guy T. Stewart II ..........................................  46,139,417     262,884
           T. Murray Toomey............................................  46,137,027   1,106,162
           Laura W. Van Roijen.........................................  46,148,973     254,312

          2. Ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ended December 31, 1998:

                    FOR            AGAINST   ABSTAIN
           ---------------------   -------   -------
           46,038,140              162,153   202,974

ITEM 5.  OTHER INFORMATION

     In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities and Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before February 17, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3(i)(1)        Articles of Amendment and Restatement of the Articles of
                Incorporation.
 3(ii)(2)       Articles of Merger.
 3(iii)(3)      Bylaws.
 4.1(10)        Specimen certificate of the Company's Common Stock, par
                value $0.0001, the rights of holders of which are defined in
                Exhibits 3(i), 3(ii) and 3(iii).
 4.2(4)         Form of debenture between certain subsidiaries of ACC and
                the U.S. Small Business Administration.
 10.1*          Second Amended and Restated Credit Agreement dated as of
                June 4, 1998 (the "1998 Credit Agreement") between the
                Company, as Borrower, each of the financial institutions
                initially a signatory thereto, as Lenders, and BankBoston,
                N.A., as disbursing agent, First Union National Bank, as
                syndication agent and Riggs Bank N.A., as managing agent and
                NationsBank of Texas, N.A., as Co-Agent.
 10.2*          Note Agreement dated as of April 30, 1998.
10.3(5)         Loan Agreement between Allied I and Overseas Private
                Investment Corporation, dated April 10, 1995. Letter dated
                December 11, 1997 evidencing assignment of Loan Agreement
                from Allied I to the Company.
10.4(3)         Amended and Restated Master Repurchase Agreement dated March
                22, 1996 among Allied Commercial, BMI and Merrill Lynch
                Mortgage Capital Inc. Letter evidencing the assignment of
                this facility to the Company dated November 6, 1997.
10.5(3)         Master Loan & Security Agreement dated August 21, 1997 among
                Allied Commercial, BMI and Morgan Stanley Mortgage Capital,
                Inc.
10.6(9)         Sale and Servicing Agreement dated, as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial
                Mortgage Trust 1998-1 and Allied Capital Corporation and
                LaSalle National Bank and ABN AMRO Bank N.V.
10.7(9)         Indenture dated as of January 1, 1998, between the Allied
                Capital Commercial Mortgage Trust 1998-1 and LaSalle
                National Bank.
10.8(9)         Amended and Restated Trust Agreement, dated January 1, 1998 between Allied Capital CMT, LaSalle National Bank Inc. and
                Wilmington Trust Company.
10.9(9)         Guaranty dated as of January 1, 1998 by Allied Capital
                Corporation.
10.10(3)        Employee Stock Ownership Plan, as amended on December 31,
                1997.
10.10a*         First Amendment to the Allied Capital Corporation Employee
                Stock Ownership Plan dated April 30, 1998.
10.11(3)        Deferred Compensation Plan, as amended January 1, 1998.
10.11a*         First Amendment to the Allied Capital Corporation Deferred
                Compensation Plan dated April 30, 1998.
10.12(8)        Stock Option Plan.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.13(6)        Investment Management Agreement among Advisers, Mitchell
                Hutchins Institutional Investors Inc. and BMI, dated January
                4, 1993 (the "MH Management Agreement"). Assignment of the
                MH Agreement from Mitchell Hutchins Institutional Investors
                Inc. to Siguler Guff & Company LLC on August 8, 1995. Waiver
                dated December 31, 1997 evidencing assignment of MH
                Management Agreement from Advisers to the Company.
10.14(6)        Agreement between the Company and Mitchell Hutchins
                Institutional Investors Inc., dated January 4, 1993 ("MH
                Agreement") Assignment of MH Agreement from Mitchell
                Hutchins Institutional Investors, Inc. to Siguler Guff &
                Company LLC on August 8, 1995. Assignment of MH Management
                Agreement from Advisers to the Company on December 31, 1997.
                Consent to assign MH Agreement to the Company.
10.15(7)        Lease Agreement between 1620 K Street Associates Limited
                Partnership and Advisers dated February 17, 1993 (the "1620
                K Street Lease Agreement"). Assignment of Lease and
                Landlord's consent to Assignment dated January 5, 1998
                evidencing assignment of the 1620 K Street Lease Agreement from Advisers to the Company.
10.16(3)        Form of Regional Associate Agreement.
10.17(3)        Dividend Reinvestment Plan.
 11             Statement regarding computation of per share earnings is
                incorporated by reference to Note 7 to the Company's Notes to the Consolidated Financial Statements filed herein as
                Item 1.
27*             Financial Data Schedule

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

(5) Incorporated by reference to Exhibit 10.2 of Allied I's Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to the Company is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-22832).

(6) Agreement incorporated by reference to the exhibit of the same name to Advisers' Report on Form 10-K for the year ended December 31, 1992. Assignment to the Company is incorporated by reference to the exhibit of the same name filed with Advisers' Report on Form 10-K for the year ended December 31, 1995. (File No. 0-18826). Waiver and consent to assign to the Company for each agreement is incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22832).

(7) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-22832). Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22832).

(8) Incorporated by reference to Exhibit 4 of the Allied Capital Corporation Stock Option Plan registration statement on Form S-8, filed on behalf of such Plan on February 3, 1998 (File No. 333-45525).

(9) Incorporated by reference to exhibit of the same description to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 6, 1998.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ALLIED CAPITAL CORPORATION
                                  --------------------------
                                              (Registrant)


Dated: August 12, 1998                        /s/ Penni F. Roll
       ---------------                        -----------------------------
                                              Principal and Chief Financial
                                                Officer