Form 10-Q
period 1998-09-30
ALLIED CAPITAL CORP
filed 1998-11-12
CIK 3906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                                 COMMISSION FILE NUMBER:
ENDED SEPTEMBER 30, 1998                                         0-22832

                               ------------------

                           ALLIED CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                             52-1081052
  (STATE OR JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                               ------------------

                         1919 PENNSYLVANIA AVENUE, N.W.
                              WASHINGTON, DC 20006
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     On November 6, 1998 there were 52,298,351 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALLIED CAPITAL CORPORATION

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheet as of September 30,
         1998 and December 31, 1997.........................    1
          Consolidated Statement of Operations -- For the
         Three and Nine Months Ended September 30, 1998 and
         1997...............................................    2
          Consolidated Statement of Changes in Net
         Assets -- For the Nine Months Ended September 30,
         1998 and 1997......................................    3
          Consolidated Statement of Cash Flows -- For the
         Nine Months Ended September 30, 1998 and 1997......    4
          Consolidated Statement of Investments as of
         September 30, 1998 and December 31, 1997...........    5
         Notes to Consolidated Financial Statements.........   15
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........   24
     Item 3. Quantitative and Qualitative Disclosures about
      Market Risk...........................................   36

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................   37
     Item 2. Changes in Securities and Use of Proceeds......   37
     Item 3. Defaults Upon Senior Securities................   37
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................   37
     Item 5. Other Information..............................   37
     Item 6. Exhibits and Reports on Form 8-K...............   37
     Signatures.............................................   40

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)              (UNAUDITED)
                                          ASSETS
Portfolio at value:
      Commercial mortgage loans (cost: 1998-$302,811;
       1997-$447,016; 1996-$373,378)........................    $302,773        $447,244
      Mezzanine loans and debt securities (cost:
       1998-$272,621; 1997-$181,184; 1996-$178,664).........     254,813         167,842
      Small Business Administration 7(a) loans (cost:
       1998-$50,084; 1997-$41,103; 1996-$42,351)............      48,505          40,709
      Interest in securitization pool of commercial mortgage
       loans (cost: 1998-$85,290; 1997-$0; 1996-$0).........      83,790              --
      Equity interests in portfolio companies (cost:
       1998-$23,977; 1997-$20,050; 1996-$18,521)............      46,968          39,906
      Other portfolio assets
        (cost: 1998-$3,089; 1997-$1,367; 1996-$362).........       3,009           1,320
                                                                --------        --------
          Total portfolio at value..........................     739,858         697,021
                                                                --------        --------
Cash and cash equivalents...................................      43,622          70,437
U.S. government securities..................................          --          11,091
Other assets................................................      31,997          29,226
                                                                --------        --------
          Total assets......................................    $815,477        $807,775
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................    $291,650        $308,821
      Revolving lines of credit.............................      70,000          38,842
      Accounts payable and other liabilities................      28,112          23,984
      Dividends and distributions payable...................          --           9,068
                                                                --------        --------
                                                                 389,762         380,715
                                                                --------        --------
Commitments and contingencies
Preferred stock issued to Small Business Administration.....       7,000           7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 52,298,351, 52,047,318 and 48,237,621
       issued and outstanding at September 30, 1998,
       December 31, 1997 and 1996, respectively.............           5               5
      Additional paid-in capital............................     456,332         451,044
      Common stock held in deferred compensation trust;
       808,348 shares at September 30, 1998.................     (19,431)             --
      Notes receivable from sale of common stock............     (23,900)        (29,611)
      Net unrealized appreciation (depreciation) on
       portfolio............................................         864           1,301
      Undistributed (distributions in excess of) earnings...       4,845          (2,679)
                                                                --------        --------
          Total shareholders' equity........................     418,715         420,060
                                                                --------        --------
          Total liabilities and shareholders' equity........    $815,477        $807,775
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             FOR THE THREE
                                                             MONTHS ENDED       FOR THE NINE MONTHS
                                                             SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998       1997
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          --------   --------   --------   --------
                                                              (UNAUDITED)           (UNAUDITED)
Interest and related portfolio income:
      Interest..........................................  $20,183    $22,099    $58,428    $62,844
      Net premiums from loan dispositions...............      865      1,997      2,913      5,225
      Net gain on securitization of commercial mortgage
        loans...........................................       --         --     14,812         --
      Investment advisory fees and other income.........    1,498      1,015      4,611      3,352
                                                          -------    -------    -------    -------
          Total interest and related portfolio income...   22,546     25,111     80,764     71,421
                                                          -------    -------    -------    -------
Expenses:
      Interest on indebtedness..........................    5,709      7,379     14,539     19,718
      Salaries and employee benefits....................    2,737      2,302      8,254      6,507
      General and administrative........................    3,093      3,337      8,970      7,040
                                                          -------    -------    -------    -------
          Total operating expenses......................   11,539     13,018     31,763     33,265
      Formula and cut-off awards........................    1,606         --      5,532         --
                                                          -------    -------    -------    -------
Portfolio income before realized and unrealized gains...    9,401     12,093     43,469     38,156
                                                          -------    -------    -------    -------
Net realized and unrealized gains:
      Net realized gains................................    6,207      2,901     20,001      7,526
      Net unrealized gains (losses).....................      883      2,878       (437)     4,787
                                                          -------    -------    -------    -------
          Total net realized and unrealized gains.......    7,090      5,779     19,564     12,313
                                                          -------    -------    -------    -------
Income before minority interests and income taxes.......   16,491     17,872     63,033     50,469
Minority interests......................................       --        361         --        950
Income tax expense......................................    1,585        365      1,585      1,431
                                                          -------    -------    -------    -------
Net increase in net assets resulting from operations....  $14,906    $17,146    $61,448    $48,088
                                                          =======    =======    =======    =======
Basic earnings per common share.........................  $  0.29    $  0.35    $  1.19    $  0.98
                                                          =======    =======    =======    =======
Diluted earnings per common share.......................  $  0.29    $  0.34    $  1.19    $  0.97
                                                          =======    =======    =======    =======
Weighted average basic common shares outstanding........   51,373     49,316     51,502     48,759
                                                          =======    =======    =======    =======
Weighted average diluted common shares outstanding......   51,377     49,759     51,712     49,287
                                                          =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 43,469    $ 38,156
     Net realized gains.....................................    20,001       7,526
     Net unrealized gains (losses)..........................      (437)      4,787
     Minority interests and income tax expense..............    (1,585)     (2,381)
                                                              --------    --------
          Net increase in net assets resulting from
            operations......................................    61,448      48,088
                                                              --------    --------
Shareholder distributions:
     Portfolio income.......................................   (54,727)    (44,683)
     Preferred stock dividend...............................      (165)       (165)
                                                              --------    --------
          Net decrease in net assets resulting from
            shareholder distributions.......................   (54,892)    (44,848)
                                                              --------    --------
Capital share transactions:
     Net decrease (increase) in notes receivable from sale
      of common stock.......................................     5,711      (7,619)
     Issuance of common stock upon the exercise of stock
      options...............................................       222      16,653
     Issuance of common stock in lieu of cash
      distributions.........................................     4,097       7,362
     Purchase of common stock by deferred compensation
      trust.................................................   (19,431)         --
     Other..................................................     1,500         739
                                                              --------    --------
          Net (decrease) increase in net assets resulting
            from capital share transactions.................    (7,901)     17,135
                                                              --------    --------
Total (decrease) increase in net assets.....................    (1,345)     20,375
                                                              --------    --------
Net assets at beginning of period...........................   420,060     402,134
                                                              --------    --------
Net assets at end of period.................................  $418,715    $422,509
                                                              ========    ========
Net asset value per common share............................  $   8.13    $   8.42
                                                              ========    ========
Common shares outstanding at end of period..................    51,490      50,188
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                       (IN THOUSANDS)                         ---------    ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $  61,448    $  48,088
  Adjustments
     Net unrealized gains...................................       (286)      (4,787)
     Net gain on securitization of commercial mortgage
      loans.................................................    (14,812)          --
     Depreciation and amortization..........................        523          348
     Amortization of loan discounts and fees................     (3,237)      (7,081)
     Deferred income taxes..................................         --          404
     Minority interests.....................................         --          949
     Changes in other assets and liabilities................      6,206        8,146
                                                              ---------    ---------
       Net cash provided by operating activities............     49,842       46,067
                                                              ---------    ---------
Cash flows from investing activities:
  Investments in small business concerns....................   (349,586)    (262,169)
  Collections of investment principal.......................     75,817      142,515
  Proceeds from the sale of loans...........................     28,957       37,954
  Proceeds from securitization of commercial mortgage
     loans..................................................    223,401           --
  Net (purchase) redemption of U.S. government securities...     11,091      (24,933)
  Collections of notes receivable from sale of common
     stock..................................................      5,411        6,356
  Other investing activities................................     (1,431)        (903)
                                                              ---------    ---------
       Net cash used in investing activities................     (6,340)    (101,180)
                                                              ---------    ---------
Cash flows from financing activities:
  Sale of common stock......................................        222        2,659
  Purchase of common stock by deferred compensation trust...    (19,431)          --
  Common dividends and distributions paid...................    (51,107)     (45,273)
  Special undistributed earnings distribution paid..........     (8,261)          --
  Preferred stock dividends.................................       (385)        (220)
  Net borrowings under (payments on) debentures and notes
     payable................................................    (17,171)      85,531
  Net borrowings under (payments on) revolving lines of
     credit.................................................     31,158        4,255
  Net payments on government securities available for
     sale...................................................         --           --
  Other financing activities................................     (5,342)      (2,667)
                                                              ---------    ---------
       Net cash provided by (used in) financing
        activities..........................................    (70,317)      44,285
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................  $ (26,815)   $ (10,828)
Cash and cash equivalents at beginning of period............  $  70,437    $  71,841
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  43,622    $  61,013
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                             SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

Acme Paging, L.P.              Debt Securities                                      $  6,204   $  6,204
                               Partnership Interests                                   1,456      2,600
-------------------------------------------------------------------------------------------------------
American Barbecue & Grill,     Loans                                                   1,555      1,555
  Inc.                         Debt Securities                                         2,186      2,186
                               Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------
Arlington Square, L.P.         Cash Flow Participation                                    --        750
-------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.        Loans                                                     620        620
-------------------------------------------------------------------------------------------------------
ARS, Inc.                      Debt Securities                                         9,748      9,748
                               Warrants                                                  171        768
-------------------------------------------------------------------------------------------------------
ASW Holding Corporation        Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc.(1)       Debt Securities                                         7,415      7,415
                               Warrants                                                  227         --
-------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc.(1)     Common Stock (342,938 shares)                             330        412
-------------------------------------------------------------------------------------------------------
Calendar Broadcasting, Inc.    Debt Securities                                         3,815      3,815
                               Warrants                                                  150        650
-------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)    Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------
Celebrities, Inc.              Debt Securities                                           345        345
                               Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation  Debt Securities                                         1,990        270
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.         Debt Securities                                         1,597      1,597
                               Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------
Convenience Corporation of     Debt Securities                                         8,388      2,774
  America                      Series A Preferred Stock (31,521 shares)                  337         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cooper Natural Resources,      Debt Securities                                         3,448      3,448
  Inc.                         Warrants                                                   --      1,138
-------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing         Debt Securities                                         2,946      2,946
Resources, LLC                 Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Coverall North America         Loan                                                    8,912      8,912
-------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.     Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.     Warrants                                                  250        950
-------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc.(1)       Warrants                                                  350        231
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                             SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
Directory Investment           Common Stock (470 shares)                            $     --   $    100
  Corporation
-------------------------------------------------------------------------------------------------------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                       --        386
                               Series B Common Stock (188 shares)                        235         70
                               Series C Common Stock (292 shares)                        656        109
                               Series A Preferred Stock (214 shares)                     307        214
                               Series B Preferred Stock (175 shares)                     931        175
                               Series C Preferred Stock (58 shares)                       58         58
-------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)         Common Stock (100,840 shares)                             126        253
-------------------------------------------------------------------------------------------------------
Drilltech Patents &            Loans                                                   9,902      9,902
  Technologies Co., Inc.
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       34          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        431
                               Equity Interest                                            --         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications,      Loans                                                     306        306
  Inc.
-------------------------------------------------------------------------------------------------------
Eparfin S.A.                   Loan                                                       29         29
-------------------------------------------------------------------------------------------------------
Esquire Communications         Warrants                                                    6        180
  Ltd.(1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       42         42
-------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC          Series A Preferred Stock (500 shares)                     497        497
                               Common Stock (2,500 shares)                                 3          3
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,690      5,690
  Company                      Warrants                                                  280      3,629
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loan                                                      200        200
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation      Debt Securities                                        14,918     14,918
                               Warrants                                                  525      1,000
-------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.        Loans                                                   5,000      5,000
                               Convertible Debentures                                    500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                   1,392      1,392
  Archery, LLC                 Convertible Debentures                                  2,248      2,242
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         9,046      9,046
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      512        512
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      240        240
-------------------------------------------------------------------------------------------------------
Hotelevision                   Preferred Stock (1,000,000 shares)                      1,000      1,000
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2          2
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                             SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
IndeNet Corporation(1)         Debt Securities                                      $ 14,872   $ 14,872
(Enterprise Software, Inc.)    Common Stock (121,875 shares)                             986        649
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                      102        102
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,361      2,361
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,676      4,676
                               Warrants                                                  324      2,100
-------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.       Loans                                                   3,739      3,739
                               Debt Securities                                         2,687      2,687
                               Warrants                                                  348      3,500
                               Equity Interest                                             3          3
-------------------------------------------------------------------------------------------------------
Kirkland's, Inc.               Debt Securities                                         6,275      6,275
                               Warrants                                                   96      2,850
-------------------------------------------------------------------------------------------------------
KZSF Broadcasting, Inc.        Loan                                                      884        884
-------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems,    Debt Securities                                         3,395      3,395
  Inc.                         Common Stock (60,000 shares)                              100        100
-------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                 Loan                                                      207        207
-------------------------------------------------------------------------------------------------------
Love Funding Corporation       Series D Preferred Stock (26,000 shares)                  359        213
                               Warrants                                                  200         --
-------------------------------------------------------------------------------------------------------
Magic Auto                     Loan                                                        3          3
-------------------------------------------------------------------------------------------------------
May Investments                Loan                                                       47         --
-------------------------------------------------------------------------------------------------------
Meigher Communications         Loan                                                    2,913      2,913
-------------------------------------------------------------------------------------------------------
Mid Atlantic Telcom Plus, LLC  Loan                                                   10,342     10,342
-------------------------------------------------------------------------------------------------------
MidSouth Data Systems, Inc.    Debt Securities                                         7,586      7,586
                               Warrants                                                  348        348
-------------------------------------------------------------------------------------------------------
Midview Associates, L.P.       Debt Securities                                           257        257
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Mihadas                        Loan                                                      287        287
-------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.         Common Stock (18 shares)                                  250         --
-------------------------------------------------------------------------------------------------------
MLX/Morton Industrial          Common Stock (5,835 shares)                               241         77
  Group(1)
-------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.     Loans                                                      33         33
                               Debt Securities                                         1,823        219
                               Common Stock (33,333 shares)                               --         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Nobel Education Dynamics,      Debt Securities                                         9,402      9,402
Inc.(1)                        Series D Convertible Preferred Stock
                               (265,957 shares)                                        2,000      2,000
                               Warrants                                                  575        575
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                             SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
Norman's Yogurt, Inc.          Loan                                                 $     12   $     12
-------------------------------------------------------------------------------------------------------
Nortek Aviation Support, Inc.  Debt Securities                                        12,500     12,500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,  Debt Securities                                           420        420
  L.P.
-------------------------------------------------------------------------------------------------------
New York Donut Corporation     Loan                                                       73         73
-------------------------------------------------------------------------------------------------------
Nursefinders, Inc.             Debt Securities                                        10,829     10,829
                               Warrants                                                  900        900
-------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.        Debt Securities                                           589        289
                               Warrants                                                   77         --
-------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.              Loan                                                      234        234
-------------------------------------------------------------------------------------------------------
Peerless Group, Inc.(1)        Common Stock (379,475 shares)                              17      2,163
                               Warrants                                                    4      1,031
-------------------------------------------------------------------------------------------------------
David Peters                   Loan                                                      165         55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loans                                                     107        107
                               Preferred Stock (276 shares)                              160        178
                               Common Stock (36 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)         Debt Securities                                         4,091      4,091
                               Common Stock (208,000 shares)                              59         69
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Precision Industrial Co.       Debt Securities                                         9,550      9,550
  (formerly Herr-Voss          Common Stock (132,507 shares)                           1,050      1,616
  Industries, Inc.)
-------------------------------------------------------------------------------------------------------
Progressive International      Debt Securities                                         3,678      3,678
  Corporation                  Preferred Stock (500 shares)                              500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        653
  Holdings, PLC(1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                     102        102
                               Debt Securities                                        11,968     11,968
                               Common Stock (1,430 shares)                                --      2,000
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loan                                                      117        117
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                      101        101
-------------------------------------------------------------------------------------------------------
Seasonal Expressions           Debt Securities                                           540        540
                               Preferred Stock                                           993        993
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
SerpCo., Inc.                  Loan                                                      182        182
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           399        306
                               Common Stock (6,208 shares)                                24         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated         Loans                                                   1,557         68
  Services, Inc.               Debt Securities                                         4,263        676
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,570        113
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                             SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
 OF SHARES AND INVESTMENTS)                       INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
                                                                                        (UNAUDITED)
Unitel, Inc.                   Debt Securities                                      $  3,562   $  3,562
                               Warrants                                                  360        360
-------------------------------------------------------------------------------------------------------
Vickar Industries, Inc.        Loan                                                    6,098      6,098
-------------------------------------------------------------------------------------------------------
Vidon, Inc.                    Loans                                                     260        260
-------------------------------------------------------------------------------------------------------
Weathertech Distributing       Loans                                                      92         92
  Company, Inc.
-------------------------------------------------------------------------------------------------------
West Virginia Radio            Debt Securities                                           887        887
  Corporation                  Warrants                                                  400        400
  of Clarksburg, Inc.
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      266        266
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Warrants                                                   24         24
  Company
-------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.        Loan                                                   12,000     12,000
-------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation   Loan                                                    3,783      3,783
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (94 investments)                            $296,598   $301,781
-------------------------------------------------------------------------------------------------------

                                                                             SEPTEMBER 30, 1998
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            7       $  2,498   $  2,125
                                             7.00%- 8.99%           49        138,856    138,856
                                             9.00%-10.99%          109         93,284     93,349
                                            11.00%-12.99%           54         54,905     55,175
                                            13.00%-14.99%            4          9,682      9,682
                                            15.00% and above         2          3,586      3,586
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               225       $302,811   $302,773
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(A) LOANS
                                            Up to   6.99%           11       $    156   $    153
                                             7.00%- 8.99%           13            138         54
                                             9.00%-10.99%           42          9,311      9,198
                                            11.00%-12.99%          376         40,251     38,887
                                            13.00%-14.99%            4            228        213
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                  446       $ 50,084   $ 48,505
------------------------------------------------------------------------------------------------
Interest in securitization pool of
  commercial mortgage loans                                          1       $ 85,290   $ 83,790
------------------------------------------------------------------------------------------------
Other portfolio assets                                               6       $  3,089   $  3,009
------------------------------------------------------------------------------------------------
Total portfolio                                                    772       $737,872   $739,858
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

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Directory Investment           Common Stock (470 shares)                            $     --   $     83
  Corporation
-------------------------------------------------------------------------------------------------------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                       --        862
                               Series B Common Stock (188 shares)                        235        157
                               Series C Common Stock (292 shares)                        656        245
                               Series A Preferred Stock (214 shares)                     307        192
                               Series B Preferred Stock (175 shares)                     931        158
                               Series C Preferred Stock (58 shares)                       58         52
-------------------------------------------------------------------------------------------------------
DMI Furniture, Inc.(1)         Convertible Preferred Stock (199,920 shares)              500        982
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       36          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        428
                               Equity Interest                                            --         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications,      Warrants                                                   --        585
  Inc.
-------------------------------------------------------------------------------------------------------
Esquire Communications         Warrants                                                    6      1,000
  Ltd.(1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       65         65
-------------------------------------------------------------------------------------------------------
Ex Terra Funding, LLC          Loan                                                    1,960      1,960
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,653      5,653
  Company                      Warrants                                                  280        280
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loan                                                      200        200
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corp.            Debt Securities                                        14,475     14,475
                               Warrants                                                  525        525
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                     550        550
  Archery, LLC                 Convertible Debentures                                  2,248      2,248
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         7,866      7,866
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      518        518
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      262        262
-------------------------------------------------------------------------------------------------------
Herr-Voss Industries, Inc.     Debt Securities                                         9,500      9,500
                               Common Stock (132,507 shares)                           1,050      1,050
-------------------------------------------------------------------------------------------------------
HFC Acquisition Sub I, Inc.    Loans                                                     232        232
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2         --
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                      128        128
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,343      2,343
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,630      4,630
                               Warrants                                                  323      2,099
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

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
David Peters                   Loan                                                 $    169   $     55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loans                                                     107        107
                               Preferred Stock (276 shares)                              160        175
                               Common Stock (36 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)         Debt Securities                                         5,669      5,669
                               Common Stock (248,000 shares)                              71        336
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        344
  Holdings, PLC(1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                     341        341
                               Debt Securities                                         9,951      9,951
                               Common Stock (1,430 shares)                                --         --
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loans                                                     217        217
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R-Tex Decoratives Company,     Debt Securities                                         1,513      1,170
  Inc.                         Warrants                                                   58         --
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                      112        112
-------------------------------------------------------------------------------------------------------
Saturn Chemicals, Inc.         Loan                                                       --         --
-------------------------------------------------------------------------------------------------------
SerpCo., Inc.                  Loan                                                      182        182
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           398        322
                               Common Stock (6,208 shares)                                22         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated         Loans                                                   1,557         68
  Services, Inc.               Debt Securities                                         4,262      1,486
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,582        129
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------
University Village Mobile      Loan                                                      157        157
  Homes
-------------------------------------------------------------------------------------------------------
Vidon, Inc.                    Loans                                                     262        262
-------------------------------------------------------------------------------------------------------
Waterview Limited Partnership  Option                                                     --      3,050
-------------------------------------------------------------------------------------------------------
Weathertech Distributing       Loans                                                     291        291
  Company, Inc.
-------------------------------------------------------------------------------------------------------
West Virginia Radio            Debt Securities                                           962        962
  Corporation                  Warrants                                                  400         --
  of Clarksburg, Inc.
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      270        270
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Loans                                                     720        720
  Company                      Debt Securities                                           308        308
                               Warrants                                                   24         24
-------------------------------------------------------------------------------------------------------
Z-Spanish Radio Network, Inc.  Loans                                                  11,636     11,636
                               Debt Securities                                           750        750
                               Warrants                                                    6          6
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (89 investments)                            $201,234   $207,748
-------------------------------------------------------------------------------------------------------

                                                                               DECEMBER 31, 1997
                                                 INTEREST        NUMBER OF    -------------------
                                               RATE RANGES      INVESTMENTS     COST      VALUE
                                             ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                             Up to   6.99%            6       $  6,129   $  6,129
                                             7.00%- 8.99%            49        108,313    108,313
                                             9.00%-10.99%           156        259,203    259,221
                                             11.00%-12.99%           72         61,681     61,891
                                             13.00%-14.99%            8          8,196      8,196
                                             15.00% and above         1          3,494      3,494
-------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                292       $447,016   $447,244
-------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(A) LOANS
                                             Up to   6.99%           10       $    111   $    111
                                             7.00%- 8.99%            16            192        107
                                             9.00%-10.99%            24          2,636      2,673
                                             11.00%-12.99%          378         38,072     37,739
                                             13.00%-14.99%            4             92         79
                                             15.00% and above        --             --         --
-------------------------------------------------------------------------------------------------
     Total Small Business Administration
       7(a) loans                                                   432       $ 41,103   $ 40,709
-------------------------------------------------------------------------------------------------
Other portfolio assets                                                6       $  1,367   $  1,320
-------------------------------------------------------------------------------------------------
Total portfolio at value                                            819       $690,720   $697,021
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

NOTE 2. ORGANIZATION

     Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Allied Capital Corporation has two wholly owned subsidiaries that have also elected to be regulated as BDCs. Allied Investment Corporation is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company ("SBIC"). Allied Investment Corporation is the result of the merger of the Company's two SBIC subsidiaries in July 1998 whereby Allied Investment Corporation merged with and into Allied Capital Financial Corporation ("Allied Financial"). Allied Financial then changed its name to Allied Investment Corporation ("Allied Investment"). Allied Capital SBLC Corporation ("Allied SBLC") is licensed by the SBA as a Small Business Lending Company and is a participant in the SBA Section 7(a) Guaranteed Loan Program. In addition, the Company has also established a real estate investment trust subsidiary, Allied Capital REIT, Inc. ("Allied REIT"). ACC also has several single-member limited liability companies established primarily to hold real estate properties.

     Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the "Company" or "ACC."

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 2. ORGANIZATION, CONTINUED
     The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests primarily in private, growing businesses in a variety of industries and in diverse geographic locations (primarily in the United States).

NOTE 3. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements for the periods presented have been restated to include the accounts of the Predecessor Companies for all periods presented. Transaction fees and expenses related to the Merger were expensed in the fourth quarter of 1997. The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997, 1996 and 1995 balances to conform with the 1998 financial statement presentation.

NOTE 4. PORTFOLIO

     The Company lends and invests in growing businesses through three primary products: mezzanine loans and debt and equity securities, commercial mortgage loans, and SBA Section 7(a) loans.

  MEZZANINE FINANCE

     Mezzanine investments are generally structured as loans that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, warrants or options to purchase a portion of the portfolio company's equity at a nominal price. Such an investment would typically have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. At September 30, 1998 and December 31, 1997, respectively, approximately 100 percent and 98 percent of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield (at value) on the mezzanine portfolio at September 30, 1998 and December 31, 1997 equaled 14.0 percent and 12.6 percent, respectively. At September 30, 1998 and December 31, 1997, mezzanine loans and debt securities with a cost basis of $22,725,000 and $13,661,000, respectively, were not accruing interest.

     At September 30, 1998 and December 31, 1997, approximately 35 percent and 29 percent, 26 percent and 27 percent, 24 percent and 17 percent, 7 percent and 13 percent, and 5 percent and 8 percent of the Company's mezzanine portfolio was located in the mid-atlantic, southeast, midwest, west, and northeast regions, respectively. In addition, 3 percent and 6 percent, respectively, of the mezzanine portfolio was located in other countries. Loans to businesses in the industrial/manufacturing, broadcasting/communications, retail/wholesale, and services industries equaled approximately 43 percent and 43 percent, 17 percent and 26 percent, 14 percent and 15 percent, and 21 percent and 12 percent, respectively, or 95 percent and 96 percent of the Company's mezzanine portfolio as of September 30, 1998 and December 31, 1997, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     Equity investments consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or otherwise illiquid. Equity securities generally do not produce a current return, but are held for investment appreciation and ultimate gain on sale.

  COMMERCIAL REAL ESTATE FINANCE

     The commercial real estate portfolio contains loans that were originated by the Company or were purchased from the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other third party sellers including life insurance companies and banks.

     At September 30, 1998 and December 31, 1997, approximately 70 percent and 30 percent, and 73 percent and 27 percent of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At September 30, 1998 and December 31, 1997, approximately 34 percent and 38 percent, 18 percent and 18 percent, 25 percent and 18 percent, 17 percent and 14 percent, and 6 percent and 12 percent of the Company's commercial real estate portfolio was located in the mid-atlantic, midwest, west, southeast, and northeast regions, respectively. In addition, commercial mortgage loans secured by hospitality, office, retail, recreation and other properties equaled approximately 40 percent and 33 percent, 31 percent and 31 percent, 9 percent and 14 percent, 3 percent and 3 percent, and 17 percent and 19 percent, respectively, of the Company's commercial real estate portfolio at September 30, 1998 and December 31, 1997, respectively.

     The weighted average yield (at value) on the real estate portfolio as of September 30, 1998 and December 31, 1997 equaled 10.1 percent and 11.4 percent, respectively. As of September 30, 1998 and December 31, 1997, loans with a cost basis of $9,466,000 and $11,987,000, respectively, were not accruing interest.

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

     The Company charges interest on these loans at a variable rate, typically
1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At September 30, 1998 and December 31, 1997, approximately 94 percent and 92 percent of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of September 30, 1998 and December 31, 1997, 7(a) loans with a cost basis of $8,761,000 and $4,346,000, respectively, were not accruing interest.

     At September 30, 1998 and December 31, 1997, approximately 36 percent and 36 percent, 29 percent and 29 percent, 15 percent and 18 percent, 8 percent and 10 percent, and 12 percent and 7 percent of the Company's 7(a) loan portfolio was located in the midwest, mid-atlantic, southeast, northeast, and west

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
regions, respectively. In addition, loans to businesses in the hospitality, automotive services, broadcasting/communications, restaurant/food services, industrial/manufacturing, services, and retail/wholesale industries equaled 30 percent and 25 percent, 27 percent and 21 percent, 6 percent and 10 percent, 12 percent and 9 percent, 6 percent and 7 percent, 6 percent and 6 percent, and 3 percent and 6 percent, respectively, or 90 percent and 84 percent of the Company's 7(a) loan portfolio as of September 30, 1998 and December 31, 1997.

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

     The Company will continue to earn interest income from the residual interest, and will receive the actual net spread from the portion of the loans sold represented by the bonds issued. As the net spread is received, a portion will be allocated to interest income with the remainder applied to reduce the carrying amount of the residual securitization spread. The residual interest and the residual securitization spread have been and will continue to be valued each quarter using updated prepayment and loss estimates.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT

     At September 30, 1998 and December 31, 1997, the Company had the following available credit facilities:

                                              SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                              -------------------   -------------------
                                              FACILITY    AMOUNT    FACILITY    AMOUNT
                                               AMOUNT     DRAWN      AMOUNT     DRAWN
                                              --------   --------   --------   --------
                                                  (UNAUDITED)
                                                           (IN THOUSANDS)
 Debentures and notes payable:
     Unsecured long-term notes payable......  $180,000   $180,000   $     --   $     --
     Master repurchase agreement............   250,000      1,300    250,000    202,705
     Master loan and security agreement.....   250,000     56,000    250,000     23,116
     Senior note payable....................        --         --     20,000     20,000
     OPIC loan..............................     5,700      5,700     20,000      8,700
     SBA debentures.........................    48,650     48,650     54,300     54,300
                                              --------   --------   --------   --------
          Total debentures and notes
            payable.........................   734,350    291,650    594,300    308,821
                                              --------   --------   --------   --------
Revolving lines of credit...................   200,000     70,000     80,000     38,842
                                              --------   --------   --------   --------
          Total debt........................  $934,350   $361,650   $674,300   $347,663
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

  MASTER REPURCHASE AGREEMENT

     The Company and Business Mortgage Investors, Inc. ("BMI") can borrow up to $250,000,000, of which $100,000,000 is committed, through repurchase agreements using its commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 75 percent to 80 percent of the value of the collateral pledged. The terms of the master repurchase agreement require interest only payments with all principal due at maturity. The master repurchase agreement bears interest at the one-month London Inter Bank Offered Rate ("LIBOR") plus 1.13 percent, or 6.7 percent and 6.8 percent at September 30, 1998 and December 31, 1997, respectively. The facility requires an annual commitment fee equal to 0.25 percent of the committed amount. The average debt outstanding under the master repurchase agreement for the nine months ended September 30, 1998 and the year ended December 31, 1997 was $22,632,000 and $166,362,000, respectively. The maximum amount borrowed under this facility was $202,705,000 and $209,591,000 during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. The weighted average interest rate for this facility during the nine months ended September 30, 1998 and the year ended December 31, 1997 was 6.8 percent and 6.6 percent, respectively. The master repurchase agreement matures on January 31, 1999.

  MASTER LOAN AND SECURITY AGREEMENT

     During 1997, the Company, again in conjunction with BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using its commercial mortgage loans as collateral under the agreement. At September 30, 1998 and December 31, 1997, the Company's recorded investment in these

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED
loans pledged as collateral totaled $56,000,000 and $29,193,000, which approximated their market value. The agreement generally requires interest only payments with all principal due at maturity. The agreement bears interest at the one-month LIBOR plus 1.0 percent, or 6.4 and 6.7 percent, at September 30, 1998 and December 31, 1997, respectively. The average debt outstanding under this facility for the nine months ended September 30, 1998 and the year ended December 31, 1997 was $19,066,000 and $17,899,000, respectively. The maximum amount borrowed under this facility was $56,000,000 during the nine months ended September 30, 1998 and $23,116,000 for the year ended December 31, 1997. The weighted average interest rate for this facility during the nine months ended September 30, 1998 and the year ended December 31, 1997 was 6.6 percent and 6.7 percent, respectively. The agreement matured on October 15, 1998, and has subsequently been renewed for an additional one year term.

  SENIOR NOTE PAYABLE

     At December 31, 1997 the Company had a $20,000,000 unsecured senior note payable to an insurance company with interest at a fixed rate of 9.15 percent, payable semi-annually.

  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing, or 6.6 percent at September 30, 1998. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

  SBA DEBENTURES

     At September 30, 1998, the Company had debentures totaling $48,650,000 payable to the SBA at interest rates ranging from 6.9 percent to 9.6 percent, with scheduled maturity dates as follows: 1998 -- $1,000,000; 1999 -- $0;
2000 -- $17,300,000; 2001 -- $9,350,000; 2002 -- $0; and $21,000,000 thereafter.
At December 31, 1997, the Company had outstanding debentures totaling $54,300,000 at interest rates ranging from 6.9 percent to 9.8 percent. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

  REVOLVING LINES OF CREDIT

     Subsequent to the Merger, the Company repaid all of its previous unsecured revolving lines of credit and entered into a new $200,000,000 unsecured revolving line of credit as amended and restated. The new facility bears interest at LIBOR plus 1.25 percent, or 6.6 percent at September 30, 1998, and requires a commitment fee equal to 0.2 percent of the committed amount, and a facility fee equal to 0.15 percent of the initial commitment. The new line expires June 30, 1999. The new line of credit requires monthly payments of interest and all principal is due upon its expiration.

     At December 31, 1997, the Company had several revolving lines of credit totaling $80,000,000 under which the Company had outstanding borrowings totaling $38,842,000. The lines of credit charged interest at rates ranging from LIBOR plus 1.35 percent to 2.5 percent. At December 31, 1997 the weighted average interest rate on the facilities was 7.7 percent. The lines required various commitment and other fees equal to 0.39 percent of the outstanding borrowings at December 31, 1997.

     The average debt outstanding on the revolving lines of credit was $50,311,000 and $30,033,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. The maximum

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED
amount borrowed under these facilities was $105,000,000 and $45,759,000 during the same periods, respectively. The weighted average interest rate for these facilities during the nine months ended September 30, 1998 and the year ended December 31, 1997 was 6.9 percent and 8.1 percent, respectively.

NOTE 6. INCOME TAXES

     For the nine months ended September 30, 1998 and for the year ended December 31, 1997, the Company's effective tax rate was 2.5 percent and 2.3 percent, respectively.

     For the nine months ended September 30, 1998, the Company incurred income tax expense of $1.6 million which resulted from the built-in gains tax associated with the $4.0 million gain from the sale of an office building previously owned by Advisers prior to the Merger.

     For the year ended December 31, 1997, the Company's income subject to federal and state taxes relates to the income generated by the pre-Merger operations of Advisers. The income generated by the other Predecessor Companies is not subject to federal and state income taxes because these companies qualify as RICs or REITs. Therefore, no additional income tax expense is expected to be incurred in 1998.

NOTE 7. SHAREHOLDERS' EQUITY

     For the nine months ended September 30, 1998, the Company's compensation committee granted a total of 3,740,446 options to officers of the Company under the Company's stock option plan. The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options have been granted at the market price on the date of grant with an average exercise price equal to $21.05 per share. At September 30, 1998, options for 643,000 shares were exercisable into common stock. Options were exercised for 10,408 shares, and 64,708 shares were canceled during the nine months ended September 30, 1998.

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company issued 177,290 and 550,971 shares, respectively, at an average price per share of $21.51 and $15.67 per share, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
  (UNAUDITED)
Net increase in net assets resulting from operations...       $14,906
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $14,851
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,373            $0.29
                                                                                               =====
Options outstanding to officers........................                           4
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,377            $0.29
                                                                             ======            =====
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
  (UNAUDITED)
Net increase in net assets resulting from operations...       $17,146
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $17,091
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      49,316            $0.35
                                                                                               =====
Options outstanding to officers........................                         443
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      49,759            $0.34
                                                                             ======            =====
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
  (UNAUDITED)
Net increase in net assets resulting from operations...       $61,448
Less: Preferred stock dividends........................          (165)
                                                              -------
Income available to common shareholders................       $61,283
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,502            $1.19
                                                                                               =====
Options outstanding to officers........................                         210
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,712            $1.19
                                                                             ======            =====
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
  (UNAUDITED)
Net increase in net assets resulting from operations...       $48,088
Less: Preferred stock dividends........................          (165)
                                                              -------
Income available to common shareholders................       $47,923
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      48,759            $0.98
                                                                                               =====
Options outstanding to officers........................                         528
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      49,287            $0.97
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

NOTE 9. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9. CUT-OFF AWARD AND FORMULA AWARD, CONTINUED appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and will be expensed as the Cut-off Award vests. For the nine months ended September 30, 1998, $783,000 of the Cut-off Award vested.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of the Predecessor Companies as of the close of the market on the Merger announcement date (August 14, 1997). Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 approximated $19 million. For the nine month period ended September 30, 1998, the Company funded the DC Plan with approximately $19 million in cash in connection with the Formula Award. The Trustee of the DC Plan has used those funds to acquire the Company's stock in the open market. As of September 30, 1998, the Trustee had purchased 790,195 shares of the Company's stock with an aggregate cost of $19,020,000. The purchase of these shares has been reflected in shareholders' equity. The Formula Award will vest equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. Formula Award expense for the nine months ended September 30, 1998 was $4,749,000.

NOTE 10. INTEREST RATE SWAPS

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

NOTE 11. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $1.05 per common share dividend, or $54,727,000, for the nine months ended September 30, 1998.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

     The Merger was treated as a tax-free reorganization under Section 368(a)(1)(A) of the Code. For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity (Allied Capital Corporation). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. For financial reporting purposes, Allied I's ownership of Allied Lending has been eliminated for all periods presented. The financial information reflects the operations of the Company with all periods restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

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

     The Company's portfolio is managed in three parts: mezzanine loans, debt securities and equity interests; commercial mortgage loans and equity interests; and 7(a) loans.

     The total portfolio at value was $739.9 million, $697.0 million and $607.4 million at September 30, 1998, and December 31, 1997 and 1996, respectively. During the nine months ended September 30, 1998 the Company originated loans totaling $349.6 million and received repayments of $75.8 million. In addition in January 1998, the Company completed an asset securitization of approximately $295 million in commercial mortgage loans. As a result, the total portfolio increased by 6% from December 31, 1997 to September 30, 1998. The portfolio increased approximately 15% for the year ended December 31, 1997.

     A summary of the composition of the Company's total assets, including its loan portfolios at September 30, 1998 and December 31, 1997 is shown in the following table:

                                                           AT              AT
                                                      SEPTEMBER 30,   DECEMBER 31,
                 ASSET COMPOSITION                        1998            1997
                 -----------------                    -------------   ------------
Mezzanine investments...............................        37%            25%
Commercial mortgage loans(1)........................        48             56
7(a) loans..........................................         6              5
Cash and other assets...............................         9             14
                                                           ---            ---
                                                           100%           100%
                                                           ===            ===

---------------
(1) Includes residual interests in a securitized pool of mortgage loans and real estate investments.

     Mezzanine loans, debt securities and equity interests were $301.9 million, $207.7 million and $191.2 million at September 30, 1998, and December 31, 1997 and 1996, respectively. The effective yield on the mezzanine portfolio was 14.0% and 12.6% at September 30, 1998 and December 31, 1997, respectively. Mezzanine loan originations were $44.3 million for the quarter ended September 30, 1998 and $127.2 million for the first nine months of 1998. Mezzanine loan originations were $66.7 million for the year ended December 31, 1997. Mezzanine loan repayments were $4.9 million for the quarter ended September 30, 1998 and $23.9 million for the first nine months of 1998. During the year ended December 31, 1997, mezzanine loan repayments and sales of equity interests were approximately equal to originations, which kept the level of the portfolio relatively constant.

     In the nine months ended September 30, 1998, the Company has made thirteen new mezzanine investments with an average investment size of $8.8 million. On average, these new portfolio companies had revenues of $63 million, cash flows of $7.2 million and had been in business for approximately 18 years.

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

     Subsequent to the Merger, the Company's larger overall portfolio size enables it to compete for larger mezzanine loans while maintaining adequate diversity within the portfolio. As a result, the Company is actively pursuing mezzanine loans in sizes ranging from $5 million to $25 million. The Company also is able to price its mezzanine loans using a single capital structure, which enables the Company to price its loans more competitively. The Company believes that its post-Merger strategies have enabled the Company to increase mezzanine loan originations in 1998.

     Commercial mortgage loans were $302.8 million, $447.2 million and $373.7 million at September 30, 1998, and December 31, 1997 and 1996, respectively. The commercial mortgage loan portfolio declined by 32% during the first nine months of 1998 due to the sale through securitization of approximately $295 million in commercial mortgage loans. The Company added to its commercial mortgage loan portfolio during the third quarter of 1998 through the origination of new loans and investments totaling $46.3 million and decreased its portfolio due to repayments of loans totaling $15.3 million. For the nine months ended September 30, 1998, the Company originated new commercial mortgage loans of $182.7 million and received repayments of $48.8 million. The commercial mortgage loan portfolio increased by 20% for the year ended December 31, 1997. Commercial mortgage loan originations were $249.0 million and grew by 41% in 1997. Commercial mortgage loan repayments were $154.5 million for 1997.

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

     The weighted average current stated interest rate on the commercial real estate portfolio at September 30, 1998 and at December 31, 1997 was 9.6%. The weighted average yield on the commercial real estate portfolio was 10.1% and 11.4% at September 30, 1998 and December 31, 1997, respectively. The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of original issue discount and market discount on purchased loans.

     The Company generally prices its commercial mortgage loans based on a fixed spread over comparable U.S. Treasury rates given the term of the loan. During 1997 and 1998, interest rates on U.S. Treasury bonds have declined significantly, and the spreads charged by commercial real estate lenders in the marketplace have narrowed. As a result, the Company began to reevaluate its strategy regarding commercial real estate lending given the fact that this type of loan was being priced very inexpensively in the marketplace. Early in the third quarter of 1998, the Company significantly reduced its commercial real estate loan origination activity for its own portfolio, and began exploring an opportunity to originate commercial real estate loans for sale to third parties. The Company is currently pursuing various loan sale opportunities and plans to continue to originate commercial real estate loans for sale. The Company will also originate commercial real estate loans for its own portfolio, if such loans meet certain threshold yield requirements.

     The 7(a) loan portfolio was $48.5 million, $40.7 million and $42.1 million at September 30, 1998 and December 31, 1997 and 1996, respectively. 7(a) loan originations were $10.2 million for the quarter ended September 30, 1998, $39.6 million for the first nine months of 1998, and $49.2 million for the year ended December 31, 1997. Sales of the guaranteed portions of 7(a) loan originations were $7.4 million in the third quarter of 1998, $26.8 for the nine months ended September 30, 1998, and $43.4 million for the year ended December 31, 1997. 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net increase in net assets resulting from operations ("NIA") was $61.4 million, or $1.19 per share, and $48.1 million, or $0.97 per share, for the nine months ended September 30, 1998 and 1997, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred, plus net realized and unrealized gains or losses. The NIA for the nine months ended September 30, 1998 also includes a gain of $14.8 million, or $0.28 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

     On January 30, 1998, the Company, in conjunction with Business Mortgage Investors, Inc. ("BMI"), a private REIT managed by the Company, completed a $310 million asset securitization, whereby bonds totaling $239 million were sold in three classes rated "AAA", "AA" and "A" by Standard & Poor's Ratings Services and Fitch IBCA, Inc. in a private placement. The Company and BMI sold a pool of 97 commercial mortgage loans totaling $310 million to a special purpose, bankruptcy remote entity which transferred the assets to a trust which issued the bonds. The Company contributed approximately 95%, or $295 million, of the total assets securitized, and received cash proceeds, net of costs, of approximately $223 million. The Company retained a trust certificate for its residual interest (the "residual interest") in the loan pool sold, and will receive interest income from this residual interest as well as receive the net spread of the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds (the "residual securitization spread"). The mortgage loan pool had an approximate weighted average stated interest rate of 9.6%. The three bond classes sold have an aggregate weighted average interest rate of approximately 6.38%.

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of approximately $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received -- cash, residual securitization spread, residual interest and a servicing asset. The value of the residual securitization spread, $17.0 million, was determined based on the future expected cash flows, assuming a constant prepayment rate for the mortgage loan pool of 10%, discounted at 16%. The value of the residual interest was determined to be $66.5 million and was based on the future expected cash flows less projected losses of approximately $3.0 million. The projected losses were based upon the attributes of the portfolio sold and the underlying collateral values. The weighted average loan to collateral value of the 97 loans sold was 68.3%. The expected future cash flow from the residual interest was discounted at 9.6%. The servicing asset was valued at $0.2 million, assuming a net servicing fee of 0.04%, and was discounted at a rate of 10%. The Company has evaluated the residual interest and the residual securitization spread as of September 30, 1998 and believes these assets are fairly valued.

     The Company will continue to earn interest income from the residual interest, and will receive the actual net spread from the portion of the loans sold represented by the bonds issued. As the net spread is received, a portion will be allocated to interest income with the remainder applied to reduce the carrying amount of the residual securitization spread. The residual interest and the residual securitization spread have been and will continue to be valued each quarter using updated prepayment, interest rate and loss estimates.

     As discussed above, the Company is currently pursuing a strategy of originating commercial real estate loans for sale to third parties, and the Company believes that because of this new strategy, in the future, it will use asset securitization as a means to increase its liquidity on an infrequent basis.

     Interest income totaled $58.4 million and $62.8 million for the nine months ended September 30, 1998 and 1997, respectively. Interest income declined on a year to year comparison because of the assets sold through securitization. The Company's average loan portfolio was approximately $581.3 million and approximately $628.2 million during the nine months ended September 30, 1998 and 1997, respectively. The weighted average yield on the total loan portfolio at September 30, 1998 and 1997 was approximately 11.8%.

     Net premiums from loan dispositions were $2.9 million and $5.2 million for the nine months ended September 30, 1998 and 1997, respectively. Net premiums from loan dispositions include premiums on the sale of the guaranteed portion of the Company's 7(a) loans into the secondary market of $2.1 million and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively. The premiums resulted from the Company's sale of 7(a) loans totaling $26.6 million and $20.2 million for the nine months ended September 30, 1998 and 1997, respectively. Also included in net premiums from loan dispositions were premiums, resulting from the early repayment of loans, totaling $0.7 million and $3.0 million for the nine months ended September 30, 1998 and 1997, respectively.

     Investment advisory fees and other income were $4.6 million and $3.4 million for the nine months ended September 30, 1998 and 1997, respectively. Investment advisory fees totaled $1.5 million and $1.0 million for the nine months ended September 30, 1998 and 1997, respectively. Three of the Company's private managed funds are no longer making new investments and are actively distributing fund assets to their investors. In January 1998, however, the Company entered into an agreement with Kreditanstalt fur Wiederaufbau (KfW), the state-owned public development bank of Germany, to manage a fund of approximately DM 160 million (approximately $95.0 million at September 30,
1998). Advisory fees increased as new fees from the German fund offset the decline in fees from liquidating funds.

     Total operating expenses were $31.8 million and $33.3 million for the nine months ended September 30, 1998 and 1997, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and other general and administrative expenses.

     Interest expense on indebtedness totaled $14.5 million and $19.7 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in interest expense is the result of the Company repaying amounts outstanding under its short-term credit facilities with the proceeds received from the securitization. Average outstanding indebtedness for the nine months ended September 30, 1998 and 1997 was

$252.5 million and $326.5 million, respectively. The weighted average interest rate for the Company's combined indebtedness was 7.2% and 7.3% at September 30, 1998 and 1997, respectively.

     Salaries and employee benefits totaled $8.3 million and $6.5 million for the nine months ended September 30, 1998 and 1997, respectively. At September 30, 1998 and 1997, total employees were approximately 96 and 82, respectively. The increase in salaries and benefits reflects the increase in total employees, combined with wage increases, and the experience level of employees hired. The Company was an active recruiter in 1997 for experienced investment and operational personnel and the Company continues to actively recruit and hire new professionals to support anticipated portfolio growth.

     During the quarter ended September 30, 1998, salaries and employee benefits were decreased by $297,000, as the result of consolidating the Company's deferred compensation plan's rabbi trust. As is required by EITF 97-14, the Company records the investment income, capital gains, and unrealized appreciation and depreciation of the assets owned by the rabbi trust in its earnings as an increase or decrease to compensation expense with a corresponding increase or decrease to other income and unrealized appreciation. During the third quarter of 1998, due to an overall decline in stock market values, the trust decreased in value by $297,000, and the result was a decrease in compensation expense of $297,000, a decrease in other income of $57,000 and a decrease in unrealized appreciation of $152,000. The effects of consolidating the rabbi trust in previous quarters have had an immaterial effect on the Company's consolidated statement of operations.

     General and administrative expenses include the lease for the Company's headquarters in Washington, DC, leases established in 1997 for the Company's new offices in Chicago and San Francisco, travel costs, stock record expenses, legal and accounting fees, directors' fees and various other expenses. General and administrative expenses totaled $9.0 million and $7.0 million, respectively, for the nine months ended September 30, 1998 and 1997. The approximate $2.0 million increase was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. These post-Merger integration expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining $1.8 million increase in general and administrative expenses results from continued growth of the Company, including nine full months of costs associated with the two new offices which were established in the third and fourth quarters of 1997.

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

     Cut-Off Award. The first award established a cut-off dollar amount as of the date of the announcement of the Merger (August 14, 1997) that would be computed for all outstanding, but unvested options that would be canceled as of the date of the Merger. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award was designed to be equal to the difference between the market prices of the shares of stock underlying the canceled options under the Old Plans at August 14, 1997, less the exercise prices of the options. The cut-off award was computed to be $2.9 million in the aggregate and will be payable for each canceled option as the canceled options would have vested. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. The cut-off award totaled $783,000 during the nine months ended September 30, 1998 with approximately $25,000 remaining to be vested during 1998.

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

     In the aggregate, the market capitalizations of the predecessor companies increased by approximately $319 million from August 14, 1997 to December 30, 1997, and the total formula award was computed to be approximately $19 million. Assuming all officers who received a formula award remain with the Company over the vesting period, the Company will expense the formula award during 1998, 1999 and 2000 in an annual amount of approximately $6.4 million. The Company recorded approximately $4.7 million during the nine months ended September 30, 1998.

     The total expense recorded as a result of the cut-off and formula awards during the first nine months of 1998 was $5.5 million, or $0.11 per share.

     Net realized gains were $20.0 million and $7.5 million for the nine months ended September 30, 1998 and 1997, respectively. The net gains resulted from the sale of equity securities associated with certain mezzanine loans, the sale of real estate and the realization of unamortized discount resulting from the payoff of mezzanine and commercial mortgage loans, offset by losses on investments. Realized gains totaled $20.8 million and $8.5 million for the nine months ended September 30, 1998 and 1997, respectively. Realized losses during the nine months ended September 30, 1998 and 1997 totaled $0.8 million and $1.0 million, respectively. Net realized gains during the first nine months of 1998 were largely due to the disposition of securities of seven portfolio companies, DMI Furniture ($0.5 million), Virginia Beach Associates ($2.4 million), Labor Ready, Inc. ($5.0 million), Broadcast Holdings, Inc. ($1.1 million), Waterview ($3.0 million), Z Spanish Radio Network, Inc. ($2.7 million) and El Dorado Communications, Inc. ($0.8 million). Gains resulting from investments in these seven companies totaled $15.5 million. The Company also realized a gain of $4.0 million from the sale of an office building and incurred an income tax liability related to that gain of approximately $1.6 million. The office building was previously owned by Allied Capital Advisers, Inc. ("Advisers"), a predecessor company to the merged Allied Capital.

     The Company will realize gains when market conditions are favorable or when dictated by other parties to the transaction. Therefore, the realization of gains is unpredictable on a quarterly basis and quarterly results may not be indicative of annual results.

     The Company recorded net unrealized losses of $0.4 million for the nine months ended September 30, 1998 as a result of valuation changes resulting from the board of directors' valuation of the Company's assets, the effect of valuation of interest rate swap agreements and the effect of reversals of appreciation resulting from realized gains. At September 30, 1998, net unrealized appreciation in the portfolio totaled $864,000, and was composed of unrealized appreciation of $28.0 million resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $27.1 million resulting primarily from under-performing investments in the portfolio.

     Grade 5 mezzanine investments, or those investments the Company has identified as assets for which some loss of investment principal is expected, totaled $6.9 million at value at September 30, 1998, or 0.9% of the Company's total portfolio based on the quarterly valuation of the Board of Directors. The value of these Grade 5 loans has been reduced from an aggregate cost of $25.0 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for a substantial amount of the potential exposure when such exposure is identified. The population of Grade 5 mezzanine investments remained constant with prior periods in 1998, and the Company currently does not see any additional credit concerns in its mezzanine portfolio.

     Prior to the third quarter, the Company had employed two separate grading systems for its mezzanine and commercial real estate loans, and did not use a grading system for its SBA 7(a) loan portfolio. To provide greater consistency in reporting credit quality to the Company's investors, during the third quarter of 1998 the Company moved the real estate and SBA 7(a) loan portfolios to the same grading system used for the mezzanine portfolio. The mezzanine grading scale now used for the entire portfolio provides for the following classifications. Grade 1 is used for those loans from which a capital gain is expected. Grade 2 is used for loans performing in accordance with plan. Grade 3 is used for loans that require closer monitoring; however, no loss of interest or principal is expected. Grade 4 is used for loans for which some loss of contractually due interest is expected, but no loss of principal is expected. Grade 5 is used for loans for which some loss of principal is expected and the loan is marked down to net realizable value.

     At September 30, 1998, commercial real estate Grade 5 loans totaled $1.6 million at value. The value of these Grade 5 loans has been reduced from an aggregate cost of $2.1 million in order to reflect the Company's estimate of the net realizable value of the underlying collateral. A Grade 5 classification for a commercial real estate loan prior to the use of the uniform grading system meant that the loan was in workout. Because of the collateral securing these loans, however, few previous Grade 5 loans were ever expected to result in loss of principal. Of the loans included in Grade 5 at June 30, 1998, only four loans totaling $2.1 million at cost were expected to incur any loss of principal, and these loans were valued at $1.4 million at June 30, 1998.

     Grade 5 SBA 7(a) loans totaled $4.8 million at value at September 30, 1998, and have been reduced from an aggregate cost basis of $6.3 million.

     For the portfolio as a whole at September 30, 1998, Grade 5 investments totaled $13.3 million or 1.8% of the total portfolio; Grade 4 investments totaled $8.4 million, or 1.1% of the total portfolio; Grade 3 investments totaled $25.6 million, or 3.5% of the total portfolio; Grade 2 investments totaled $541.3 million, or 73.2% of the total portfolio; and Grade 1 investments totaled $151.3 million, or 20.4% of the total portfolio.

     For the total portfolio, loans greater than 120 days delinquent were $21.2 million at value at September 30, 1998, or 2.9% of the total portfolio. Included in this category are loans valued at $16.4 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at June 30, 1998, were $19.5 million at value or 2.9% of the total portfolio.

     The Company incurred income tax expense of $1.6 million for the nine months ended September 30, 1998, which resulted from the built-in gains tax associated with the $4.0 million gain from the sale of the office building previously owned by Advisers, prior to the Merger. The Company incurred income tax expense of $1.4 million for nine months ended September 30, 1997, which resulted from the operations of Advisers, prior to the Merger. It is the Company's current intention to distribute all of its taxable income, and therefore no provision for ordinary income taxes has been made for the nine months ended September 30, 1998.

     The weighted average common shares outstanding used to compute basic earnings per common share for the nine months ended September 30, 1998 were 51.5 million as compared to 48.8 million for the nine months ended September 30, 1997. The increase in weighted average shares is primarily due to the exercise of stock options. Total shares outstanding at September 30, 1998 were 52.3 million. The weighted average shares and the total shares outstanding are reduced by the approximately 0.8 million shares held in the Company's deferred compensation plan resulting primarily from the formula award.

     For the nine months ended September 30, 1998, the Company's compensation committee granted a total of 3.7 million new stock options to certain of the Company's officers. The shares under option have been included in the calculation of weighted average shares used to compute diluted earnings per share. All per share amounts included in this management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net increase in net assets resulting from operations ("NIA") was $14.9 million, or $0.29 per share, and $17.1 million, or $0.34 per share, for the three months ended September 30, 1998 and 1997, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred, plus net realized and unrealized gains or losses.

     Interest income totaled $20.2 million and $22.1 million for the three months ended September 30, 1998 and 1997, respectively. The comparison of interest income on a quarter to quarter basis is effected by the asset securitization that took place in the first quarter of 1998. The weighted average loan portfolio outstanding during the third quarter of 1997 was $671.6 million. Subsequent to the securitization, the weighted average loan portfolio outstanding during the third quarter of 1998 was $638.4 million. The Company originated loans totaling $100.8 million in the third quarter of 1998 as compared to $69.1 million during the third quarter of 1997, and received repayments on its loan portfolio totaling $21.5 million and $52.7 million for the quarters ended September 30, 1998 and 1997, respectively.

     Net premiums from loan dispositions were $0.9 million and $2.0 million for the three months ended September 30, 1998 and 1997, respectively. Net premiums in the third quarter of 1998 and 1997 included prepayment premiums of approximately $0.1 million and $1.6 million. Overall prepayment experience in 1998 has been less than that of 1997, and prepayment premiums have declined accordingly. Net premiums from the sales of 7(a) guaranteed loans increased in the third quarter of 1998 to $0.8 from $0.6 in the third quarter of 1997, due to the timing of loan sales.

     Investment advisory fees and other income were $1.5 million and $1.0 million for the three months ended September 30, 1998 and 1997, respectively. Advisory fees increased as new fees from the German fund offset the decline in fees from liquidating funds.

     Total operating expenses were $11.5 million and $13.0 million for the three months ended September 30, 1998 and 1997, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and other general and administrative expenses.

     Interest expense on indebtedness totaled $5.7 million and $7.4 million for the three months ended September 30, 1998 and 1997, respectively. The decrease in interest expense is again due to the effect of the securitization which reduced the Company's outstanding borrowings and due to a decrease in the weighted average interest rate for the Company's combined indebtedness. Average outstanding indebtedness for the quarters ended September 30, 1998 and 1997 was $313.0 million and $368.7 million, respectively. The weighted average interest rate for the Company's combined indebtedness was 7.2% and 7.3% at September 30, 1998 and 1997, respectively.

     Salaries and employee benefits totaled $2.7 million and $2.3 million for the three months ended September 30, 1998 and 1997, respectively. The increase in salaries and benefits reflects the increase in total employees, combined with wage increases, and the experience level of employees hired.

     General and administrative expenses totaled $3.1 million and $3.3 million, respectively, for the three months ended September 30, 1998 and 1997. The approximate $0.2 million decrease results from the timing of general and administrative expenses recognized in 1997.

     The total expense recorded as a result of the cut-off and formula awards during the third quarter of 1998 was $1.6 million or $0.03 per share.

     Net realized gains were $6.2 million and $2.9 million for the three months ended September 30, 1998 and 1997, respectively. The net gains resulted from the sale of equity securities associated with certain mezzanine loans, the sale of real estate and the realization of unamortized discount resulting from the payoff of mezzanine and commercial mortgage loans, offset by losses on investments. Realized gains totaled $6.9 million and $3.0 million for the quarters ended September 30, 1998 and 1997, respectively. Realized losses totaled

$0.7 million and $0.1 million for the quarters ended September 30, 1998 and 1997. Net realized gains during the third quarter of 1998 were largely due to the disposition of securities of two portfolio investments, DMI Furniture ($0.5 million) and Virginia Beach Associates ($2.4 million). The Company also realized a gain of $4.0 million from the sale of an office building. Because these gains were realized, the Company reversed previously recorded unrealized appreciation of $0.4 million. Upon completion of the Company's third quarter portfolio valuation, the company recorded additional unrealized appreciation related to equity securities and loans held for sale of $6.5 million, and depreciation of $4.7 million. In total, the company recorded net unrealized appreciation of $0.9 million for the quarter ended September 30, 1998. Unrealized appreciation is a non-cash adjustment to income.

     The Company will realize gains when market conditions are favorable or when dictated by other parties to the transaction. Therefore, the realization of gains is unpredictable on a quarterly basis and quarterly results may not be indicative of annual results.

     The weighted average common shares outstanding used to compute basic earnings per common share for the quarter ended September 30, 1998, were 51.4 million as compared to 49.3 million for the quarter ended September 30, 1997. The increase in weighted average shares is primarily due to the exercise of stock options. The weighted average shares outstanding to compute diluted earnings per share were 51.4 million and 49.8 million for the quarters ended September 30, 1998 and 1997, respectively, include the potential dilutive effect of outstanding stock options. "See Note 7 to the Consolidated Financial Statements."

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At September 30, 1998, the Company had $43.6 million in cash and cash equivalents. ACC invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short term repurchase agreements fully collateralized by such securities. The Company closed the third quarter of 1998 with a substantial cash balance due to the timing of a loan origination which closed two days after the quarter end, and due to certain repayments that were received on September 30, 1998. The Company's objective is to manage to a very low cash balance, and fund new originations with its lines of credit.

INDEBTEDNESS

     The Company had outstanding indebtedness at September 30, 1998 (unaudited) as follows:

                                                               AMOUNT           ANNUAL
                           CLASS                             OUTSTANDING   INTEREST RATE(1)
                           -----                             -----------   ----------------
                                                                     (IN THOUSANDS)
Debentures and notes payable:
     Unsecured long-term notes payable.....................   $180,000           7.21%
     Master loan and security agreement....................     56,000           6.38
     OPIC Loan.............................................      5,700           6.57
     SBA debentures........................................     48,650           8.23
     Master repurchase agreement...........................      1,300           7.24
                                                              --------           ----
          Total debentures and notes payable...............   $291,650           7.21%
                                                              ========           ====
Revolving line of credit...................................   $ 70,000           7.21%
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

     Master Loan and Security Agreement. The Company, in conjunction with a private REIT managed by the Company, has a facility to borrow up to $250 million, of which $100 million is committed, using its commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement bears interest at one-month London Inter Bank Offered Rate ("LIBOR") plus 1.0%. The facility matured on October 15, 1998, and has subsequently been renewed for an additional one year term.

     SBA Debentures. The Company, through its SBIC subsidiaries, has debentures totaling $48.7 million payable to the SBA, at interest rates ranging from 6.9% to 9.6% with scheduled maturity dates as follows: 1998 -- $1.0 million;
1999 -- $0; 2000 -- $17.3 million; 2001 -- $9.4 million; 2002 -- $0; and $21.0 million thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. During 1997, Congress increased the maximum leverage available to an SBIC to $101.0 million, and the Company intends to continue to borrow under the SBIC program as the situation warrants.

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

     The Company's cash flow from operations was $49.8 million for the nine months ended September 30, 1998 and $58.9 million for the year ended December 31, 1997. The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, long-term debt, asset sales or securitizations or through use of its equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis and may hedge variable and short-term interest rate exposure through interest rate swaps, treasury locks and other techniques when appropriate. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

     Because of recent turmoil in the capital markets, the Company foresees certain unique opportunities to purchase debt instruments in both the corporate high yield market and in the commercial mortgage-backed securities market at significant discounts. These purchase opportunities have the potential to increase the Company's recurring investment income in the future. Given the magnitude of this unique opportunity the Company is presently exploring additional debt and equity capital alternatives, so that it can aggressively pursue this opportunity.

FINANCIAL OBJECTIVES

     The merged Company has set forth certain financial objectives that it intends to use in allocating its resources and in selecting new investment opportunities. Management's goal is to increase NIA annually by 15% to 20% and to result in a ratio of NIA to average shareholders' equity of 18% to 20%. Management believes that the Company will be able to achieve these goals over the next three to five years. Factors that may impede the achievement of these objectives include those described under "Investment Considerations" and also include other factors such as changes in the economy, competitive and market conditions, and future business decisions.

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

INTEREST RATE RISK

     The Company's income is materially dependent upon the "spread" between the rate at which it borrows funds and the rate at which it loans these funds. The Company anticipates using a combination of long-term and short-term borrowings to finance its lending activities and may engage in interest rate risk management techniques. At September 30, 1998, the Company's net interest spread was 4.6% (460 basis points), which represents the weighted average yield of the combined portfolio less the weighted average cost of funds. There can be no assurance that the Company will maintain this net interest spread or that a significant change in market interest rates will not have a material adverse effect on the Company's profitability.

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

RISKS OF LEVERAGE

     ACC borrows funds from, and issues senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on the Company's consolidated assets which are superior to the claims of the Company's shareholders. Leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in the Company's securities. If the value of the Company's consolidated assets increases, then such leveraging techniques would cause the net asset value attributable to the Company's Common Stock to increase more sharply than it would have had the techniques not been utilized. Conversely, a decrease in the value of the Company's consolidated assets would cause net asset value to decline more sharply than it otherwise would if the amounts had not been borrowed. Similarly, any increase in the Company's consolidated income in excess of consolidated interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its consolidated income would cause net income to decline more sharply than it would have had the funds not been borrowed. Such a decline could negatively affect the Company's ability to make Common Stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, the Company may be required to sell a portion of its investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique. As of September 30, 1998, the Company's debt as a percentage of total liabilities and shareholders' equity was 44.3%. The ability of the Company to achieve its investment objective may depend in part on its continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms, and there can be no assurance that such leverage can be maintained.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first nine months of 1998 and the years ended December 31, 1997 and 1996, ACC issued a total of 177,290, 550,971 and 913,206 shares, respectively, pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 3(i)(1)     Articles of Amendment and Restatement of the Articles of
             Incorporation.
 3(ii)(2)    Articles of Merger.
 3(iii)(3)   Bylaws.
 4.1(10)     Specimen certificate of the Company's Common Stock, par
             value $0.0001, the rights of holders of which are defined in
             Exhibits 3(i), 3(ii) and 3(iii).
 4.2(4)      Form of debenture between certain subsidiaries of ACC and
             the U.S. Small Business Administration.
10.1(10)     Second Amended and Restated Credit Agreement dated as of
             June 4, 1998 (the "1998 Credit Agreement") between the
             Company, as Borrower, each of the financial institutions
             initially a signatory thereto, as Lenders, and BankBoston,
             N.A., as disbursing agent, First Union National Bank, as
             syndication agent and Riggs Bank N.A., as managing agent and
             NationsBank of Texas, N.A., as Co-Agent.
10.2(10)     Note Agreement dated as of April 30, 1998.
10.3(5)      Loan Agreement between Allied I and Overseas Private
             Investment Corporation, dated April 10, 1995. Letter dated
             December 11, 1997 evidencing assignment of Loan Agreement
             from Allied I to the Company.

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.4(3)      Amended and Restated Master Repurchase Agreement dated March
             22, 1996 among Allied Commercial, BMI and Merrill Lynch
             Mortgage Capital Inc. Letter evidencing the assignment of
             this facility to the Company dated November 6, 1997.
10.5*        Amended and restated Master Loan & Security Agreement dated
             October 7, 1998 among Allied Capital, BMI and Morgan Stanley
             Mortgage Capital, Inc.
10.6(9)      Sale and Servicing Agreement dated, as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial
             Mortgage Trust 1998-1 and Allied Capital Corporation and
             LaSalle National Bank and ABN AMRO Bank N.V.
10.7(9)      Indenture dated as of January 1, 1998, between the Allied
             Capital Commercial Mortgage Trust 1998-1 and LaSalle
             National Bank.
10.8(9)      Amended and Restated Trust Agreement, dated January 1, 1998 between Allied Capital CMT, LaSalle National Bank Inc. and
             Wilmington Trust Company.
10.9(9)      Guaranty dated as of January 1, 1998 by Allied Capital
             Corporation.
10.10(3)     Employee Stock Ownership Plan, as amended on December 31,
             1997.
10.10a(10)   First Amendment to the Allied Capital Corporation Employee
             Stock Ownership Plan dated April 30, 1998.
10.11(3)     Deferred Compensation Plan, as amended January 1, 1998.
10.11a(10)   First Amendment to the Allied Capital Corporation Deferred
             Compensation Plan dated April 30, 1998.
10.12(8)     Stock Option Plan.
10.12a(9)    Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.12b(9)    Form of Custody Agreement with LaSalle National Bank.
10.13(6)     Investment Management Agreement among Advisers, Mitchell
             Hutchins Institutional Investors Inc. and BMI, dated January
             4, 1993 (the "MH Management Agreement"). Assignment of the
             MH Agreement from Mitchell Hutchins Institutional Investors
             Inc. to Siguler Guff & Company LLC on August 8, 1995. Waiver
             dated December 31, 1997 evidencing assignment of MH
             Management Agreement from Advisers to the Company.
10.14(6)     Agreement between the Company and Mitchell Hutchins
             Institutional Investors Inc., dated January 4, 1993 ("MH
             Agreement") Assignment of MH Agreement from Mitchell
             Hutchins Institutional Investors, Inc. to Siguler Guff &
             Company LLC on August 8, 1995. Assignment of MH Management
             Agreement from Advisers to the Company on December 31, 1997.
             Consent to assign MH Agreement to the Company.
10.15(7)     Lease Agreement between 1620 K Street Associates Limited
             Partnership and Advisers dated February 17, 1993 (the "1620
             K Street Lease Agreement"). Assignment of Lease and
             Landlord's consent to Assignment dated January 5, 1998
             evidencing assignment of the 1620 K Street Lease Agreement from Advisers to the Company.
10.16(3)     Form of Regional Associate Agreement.
10.17(3)     Dividend Reinvestment Plan.
11           Statement regarding computation of per share earnings is
             incorporated by reference to Note 7 to the Company's Notes to the Consolidated Financial Statements filed herein as
             Item 1.
27*          Financial Data Schedule

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

 (9) Incorporated by reference to exhibit of the same description to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 5, 1998.

(10) Incorporated by reference to exhibit of same name filed with the Company's report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-22832).

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                  (Registrant)

Dated: November 9, 1998                   /s/ Penni F. Roll
                                          -------------------------------------
                                          Principal and Chief Financial Officer