Form 10-K405
period 1998-12-31
ALLIED CAPITAL CORP
filed 1999-03-22
CIK 3906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-22832

                           ALLIED CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      52-1081052
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
              OF INCORPORATION)                             IDENTIFICATION NO.)

         1919 PENNSYLVANIA AVENUE NW                               20006
               WASHINGTON, D.C.                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $1,009,487,531 based upon the last sale price for the registrant's common stock on that date. As of March 15, 1999 there were 57,310,691 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). BDCs are in the business of investing in primarily private business enterprises, and are subject to 1940 Act regulation. Allied Capital Corporation's common stock is traded on the Nasdaq National Market under the symbol "ALLC."

Allied Capital Corporation, referred to as the "Company" or "we," is a value-added full-service lender. We invest in and lend to private, growing businesses in a variety of industries and in diverse geographic locations nationwide. We focus on investments in three primary areas:

- mezzanine finance

- commercial real estate finance, and

- SBA 7(a) lending.

Our investment portfolio consists primarily of small and medium-sized subordinated loans with equity features, small and medium-sized commercial mortgage loans, and small senior loans. At December 31, 1998, our investment portfolio totaled $800 million representing 733 borrower relationships in 39 states and the District of Columbia.

The investment objective of the Company is to achieve current income and capital gains. We currently do not have a policy with respect to "concentrating" (i.e., investing 25% or more of our total assets) in any industry or group of industries and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future.

THE 1997 MERGER

Allied Capital Corporation was formed through the merger of five affiliated public companies, the oldest of which was founded in 1958. On December 31, 1997, the predecessor companies, Allied Capital Corporation ("Allied I"), Allied Capital Corporation II ("Allied II"), Allied Capital Commercial Corporation ("Allied Commercial"), and Allied Capital Advisers, Inc. ("Advisers") merged with and into Allied Capital Lending Corporation ("Allied Lending") in a stock-for-stock tax-free exchange. Immediately following the merger, Allied Lending changed its name to Allied Capital Corporation. In this document, unless otherwise indicated, the "Company", "ACC", "we", "us" or "our" refer to Allied Capital Corporation. The five pre-merger companies are referred to as the predecessor companies. All information in this document, unless otherwise indicated, has been presented as if the predecessor companies had merged as of the earliest period presented.

The merger provided numerous benefits and key competitive advantages:

- INCREASED SIZE. We are now the largest BDC in the United States and are significantly larger than any of the predecessor companies that merged in terms of total assets, total equity capital and total market capitalization. A larger asset base allows us to make larger investments in growing companies while maintaining portfolio diversity. A larger market capitalization provides our stockholders with better liquidity, and has increased our visibility in the debt and equity capital markets. These improvements have provided the Company with a better foundation for growth.

- IMPROVED MIX OF INCOME. We now have a portfolio that produces a higher level of recurring investment income since the five companies merged. In addition, as a single company, we have been able to expand our existing businesses and improve our asset and liability management.

- EFFICIENCY. As one company, we now operate more efficiently. We have been able to eliminate redundant processes and expenses, including financial reporting, auditing, and corporate legal fees.

- SINGLE ENTITY FOCUSED ON HIGH RETURN INVESTMENTS. We now have one business plan with a single investment goal of generating strong current income and long-term capital gains. We are able to allocate both capital and human resources more effectively to maximize our returns on shareholder equity.

- INCREASED COMPETITIVENESS. Because of our increased size, focus, and efficiency, we have become a formidable competitor in the mezzanine finance marketplace. Our increased size has lowered our cost of capital and increased our pricing competitiveness. Our increased size has also enabled us to finance larger transactions while maintaining portfolio diversity. Our increased efficiency has enabled us to grow both our sales and investment professional headcount so that we can more aggressively compete in the marketplace.

As a result of the merger, we increased our annual loan originations and improved the credit quality of our portfolio. We also increased our access to capital, particularly our ability to borrow from lenders. During 1998, we restructured our credit facilities and obtained unsecured debt financing at a lower cost with more favorable financing terms. In addition, we believe our larger market capitalization has increased our access to equity capital. Greater access to capital at a lower cost has enabled us to price our loans to borrowers more competitively.

MEZZANINE FINANCE

We provide mezzanine debt and equity financing in private transactions for small- and medium-sized growth companies. We recognize that entrepreneurs need an alternative to the high cost and dilutive nature of venture equity capital. Therefore, our mezzanine finance activities target a market niche between the senior debt financing provided by traditional lenders, such as banks and insurance companies, and the equity capital provided by venture capitalists and private equity investors.

Our mezzanine financing is generally used to fund growth, leveraged buyouts, note purchases, loan restructurings, acquisitions, recapitalizations, and bridge financings. We generally invest in private companies though, from time to time, we may invest in thinly traded public companies that lack access to public capital and whose securities are generally not marginable.

We originate and purchase investments ranging in size from $5 million to $25 million, with an emphasis on investments on the larger end of this range. Our mezzanine investments are generally structured as a subordinated loan that carries a relatively high fixed interest rate (12% to 18%), with interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of five to ten years. Our mezzanine investments may also include equity features, such as warrants or options to buy a minority interest in the portfolio company. At December 31, 1998, approximately 98% of the Company's mezzanine investments had fixed interest rates.

We seek to generate a return on assets ranging from 14% to 20%, including both interest income and capital gains from the sale of our equity interests. Historically, we had structured our mezzanine investments so that approximately one-half of the potential return was earned through current interest payments, and one-half was earned in capital gains, which would arise from the sale of our equity interest in the portfolio company. We now structure our mezzanine investments with more emphasis on current interest, and less emphasis on the potential return from capital gains. At December 31, 1998, our mezzanine portfolio had a weighted average yield of 14.6%, as compared to a weighted average yield of 12.6% at December 31, 1997.

Our equity investments, which include warrants, options, and common and preferred stock, generally do not produce a current return, but are held for potential investment appreciation and ultimate capital gains. Generally, warrants are exercisable after a three- to five-year period, and the exercise price is usually nominal. The warrants often include registration rights, which allows us to sell the securities if the portfolio company completes a public offering. In many cases, the warrants have a put option that requires that the borrower repurchase our equity position after a specified period of time at a formula price or at its fair market value.

At December 31, 1998, our mezzanine portfolio had $339.2 million in mezzanine loans and debt securities, and $49.4 million in equity interests, which combined represented 49% of our total investment portfolio. The geographic and industry composition of the mezzanine portfolio at December 31, 1998 was as follows:

           GEOGRAPHIC REGION
           -----------------
Mid-Atlantic...........................   28%
Midwest................................   27%
Southeast..............................   23%
West...................................   11%
International..........................    7%
Northeast..............................    4%
                                         ---
          Total........................  100%
                                         ===
               INDUSTRY
---------------------------------------
Consumer products manufacturing........   25%
Telecommunications.....................   14%
Business services......................   11%
Retail.................................    9%
Broadcasting...........................    9%
Industrial products manufacturing......    8%
Other..................................   24%
                                         ---
          Total........................  100%
                                         ===

Private equity and mezzanine investment partnerships are our primary competitors in the mezzanine finance business. We believe that we have certain structural and operational advantages when compared to many of these competitors. Our scale of operations, equity capital base, and successful track record as a mezzanine lender has enabled us to borrow long-term capital to leverage our equity and reduce our overall cost of capital. We use our lower cost of capital to price our loans competitively. In addition, the perpetual nature of our corporate structure enables us to be a better long-term partner for our borrowers than traditional mezzanine partnerships, which typically have a limited life. We also believe that high overhead, cumbersome regulatory structures and large size hinder many traditional lenders from lending effectively to our niche of small- and medium-sized businesses.

We hold a portion of our mezzanine investments in a wholly owned subsidiary, Allied Investment Corporation. Allied Investment is a BDC and is licensed and regulated by the Small Business Administration to operate as a small business investment company ("SBIC"). See "Certain Government Regulations" below for further information about SBIC regulation.

COMMERCIAL REAL ESTATE FINANCE

COMMERCIAL MORTGAGE LOANS. We originate and purchase mortgage loans to small and medium-sized businesses secured by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our creativity and flexible loan terms. We use an "enterprise value" approach to assess new commercial mortgage loans, which requires an analysis of the underlying cash flow of the real estate tenant or owner-occupant in addition to more traditional real estate loan underwriting techniques, which may exclude the impact of business cash flows from the underwriting considerations. We believe that we are able to structure and finance more complicated loans than traditional real estate lenders due to our significant expertise in this area, and the experience of our investment professionals.

We generally price new commercial mortgage loans based on a fixed spread ranging from 3% to 5% over five to ten year U.S. Treasury rates. During 1997 and 1998, interest rates on U.S. Treasury bonds declined significantly, and the spreads charged by commercial real estate lenders in the marketplace narrowed. As a result, we began to reevaluate our strategy regarding commercial real estate lending in light of declining interest rates. During the third quarter of 1998, we significantly reduced our commercial mortgage loan origination activity for our own portfolio, and began exploring opportunities to originate commercial mortgage loans for sale to various financial institutions.

We are now pursuing various loan sale opportunities and we plan to continue to originate commercial mortgage loans for sale. We can enhance the investment return from our commercial mortgage loan portfolio by originating and selling these lower-yielding loans, because we receive loan origination fees and cash premiums on the sale from the purchaser. During 1998, we sold a total of $44.0 million of commercial mortgage loans.

We focus on originating commercial mortgage loans for our own portfolio ranging in size from $1 million to $25 million with maturities of five to ten years. These loans are generally priced at higher interest rates and include subordinated real estate loans and sale-leaseback financing. Subordinated loans are priced similarly to our mezzanine loans and may be accompanied by an equity interest in the real estate or in the underlying business.

At December 31, 1998, 68% of the Company's portfolio of commercial mortgage loans carried a fixed interest rate, and 32% carried a floating rate tied to various indices. These loans may require payments of interest only, or they may require level payments of principal and interest calculated to amortize the principal on a 10- to 30-year basis with a balloon payment at maturity.

We derive income from the (1) interest charged on the commercial mortgage loan portfolio and (2) amortization of original issue and purchased discounts. The weighted average stated interest rate on the commercial mortgage loan portfolio at December 31, 1998 was 9.7% and the weighted average yield was 10.4%. The effective yield on the mortgage loan portfolio is higher than the stated interest rate due to the amortization of original issue discount and purchased discount. At December 31, 1998, the average loan-to-value for the commercial mortgage loan portfolio was 67.4%.

The Company's commercial mortgage loan portfolio totaled approximately $233.2 million at December 31, 1998, or 29% of the Company's total investment portfolio. The geographic composition and the property types securing the commercial mortgage loan portfolio at December 31, 1998 was as follows:

           GEOGRAPHIC REGION
           -----------------
Mid-Atlantic...........................   36%
Southeast..............................   23%
West...................................   22%
Midwest................................   13%
Northeast..............................    6%
                                         ---
          Total........................  100%
                                         ===
             PROPERTY TYPE
---------------------------------------
Hospitality............................   42%
Office.................................   29%
Retail.................................   14%
Recreation.............................    5%
Other..................................   10%
                                         ---
          Total........................  100%
                                         ===

We compete with banks, real estate conduits, equity and mortgage real estate investment trusts ("REITs") and other lenders for the commercial mortgage loans we originate. We believe we have earned a reputation in the commercial real estate finance market as a specialist in credits that require more difficult structuring or underwriting techniques, and that we compete successfully in this niche.

COMMERCIAL MORTGAGE-BACKED SECURITIES. Turmoil in the real estate capital markets during the fourth quarter of 1998 created a unique opportunity for the Company to acquire non-investment grade commercial mortgage-backed securities ("CMBS") at attractive yields. In late 1998, the Company purchased $67.2 million of non-investment grade bonds for $32.2 million, with an estimated yield to maturity of 15%. We plan to continue to purchase CMBS as long as we can achieve significant discounts and attractive yields on such purchases.

In January 1998, we completed a $295 million asset securitization in which we retained a residual interest in securitized loans. We continue to service all of the loans in the pool. This transaction provided liquidity to our investment portfolio, and allowed us to reinvest the cash proceeds from the securitization into higher yielding mezzanine and SBA 7(a) loans. We do not anticipate significant future securitization activity; we will gain liquidity from our lower yielding loans primarily through whole loan sales.

At December 31, 1998, the Company had $113.7 million in commercial mortgage-backed securities, which represented approximately 14% of the Company's total investment portfolio.

The CMBS in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories. Non-investment grade securities usually pay a higher interest rate than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. They tend to react more to changes in interest rates than do higher-rated securities, have a higher risk of default, tend to be less liquid, and may be more difficult to value. When we evaluate a CMBS purchase, we use the same stringent underwriting procedures and criteria for the pooled loans as we do for the loans we originate and purchase. These underwriting procedures and criteria are described in detail below. In addition, we believe that the underlying real estate collateral for our purchased CMBS adequately secures our position. At December 31, 1998, the average loan-to-value ratio for our commercial mortgage-backed securities portfolio, including the residual interest in our securitized pool, was 67.1%.

SBA 7(a) LENDING

We participate in the SBA's 7(a) Guaranteed Loan Program through a wholly owned subsidiary, Allied Capital SBLC Corporation. Allied SBLC is licensed by the SBA as a Small Business Lending Company (SBLC). It is one of only fourteen non-bank SBLCs operating in the United States.

Under the SBA 7(a) program, we extend senior secured loans that are partially guaranteed by the SBA. Our SBA 7(a) loans are provided to small businesses for the purposes of acquiring real estate, purchasing machinery or equipment, or providing working capital. The loans are secured by a mortgage or other liens on the assets of the borrower, and in all cases the owners of the business must personally guarantee the repayment of the loan. We focus our SBA 7(a) loan origination activity on loans secured by commercial real estate assets.

Our 7(a) loans typically range in size from $250,000 to $1 million. The SBA guarantees 80% of any qualified loan up to $100,000 regardless of maturity, and 75% of any qualified loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with (1) no more than $5 million in annual sales or (2) no more than 500 employees. The SBA stipulates that loans used to acquire real estate may have a maximum maturity of 25 years; loans used to purchase machinery and equipment may have a maximum maturity of 15 years; loans used for working capital may have a maximum maturity of seven years.

We generally price our 7(a) loans with variable interest rates typically ranging from 1.75% to 2.75% over the prime rate, adjusted monthly. Approximately 96% of the Company's SBA 7(a) loan portfolio had variable interest rates as of December 31, 1998. Generally loans are payable in equal monthly installments of principal and interest on the first day of the month following the month in which the loan is funded, until maturity. Our post-Merger capital structure has allowed us to lower our pricing on SBA 7(a) loans. As a result, we believe we now compete more effectively in the marketplace, and we have increased our deal flow.

We routinely sell the guaranteed portion of our SBA 7(a) loans in the well-established secondary market. We earn a premium on the sale of the guaranteed portion of our SBA 7(a) loans. Typically our premiums on loan sales, net of origination costs, range from 4% to 7.5% of the face amount of each loan sold. This premium income enhances the return on our 25% retained investment in the loan, and our retained portion is not subordinate to the guaranteed portion sold. We continue to service 100% of each loan we originate.

For the fiscal year ended September 30, 1998, the federal government estimated that SBA 7(a) loans originations would approximate $10.5 billion. Banks, non-bank SBLCs, and certain state-sponsored non-bank lenders serve this large market. We believe that we compete successfully in the 7(a) loan market because we focus in certain regional markets and because we are a "Preferred Lender" in the regional markets in which we compete. As an SBA Preferred Lender, we are permitted to make 7(a) guaranteed loans without prior SBA credit approval, thus simplifying and expediting our loan approval process and the related disbursements. At December 31, 1998, Allied SBLC was a designated Preferred Lender in sixteen markets; we plan to attain Preferred Lender status in additional markets during 1999.

Our SBA 7(a) loan portfolio totaled $56.3 million at December 31, 1998, or 7% of our total investment portfolio. The SBA 7(a) portfolio includes loans to, among others, hotels and motels, automotive shops and gas stations, restaurants, manufacturers, broadcasting and communications companies, service providers, retail shops, and other small businesses. The following tables show our 7(a) loan portfolio by geographic region and industry at December 31, 1998:

           GEOGRAPHIC REGION
           -----------------
Midwest................................   34%
Mid-Atlantic...........................   29%
Southeast..............................   16%
West...................................   14%
Northeast..............................    7%
                                         ---
          Total........................  100%
                                         ===
               INDUSTRY
---------------------------------------
Retail.................................   41%
Hospitality............................   30%
Consumer services......................    6%
Consumer products manufacturing........    6%
Business services......................    4%
Broadcasting...........................    4%
Other..................................    9%
                                         ---
          Total........................  100%
                                         ===

INVESTMENT ADVISORY SERVICES

The Company is a registered investment adviser, pursuant to the Investment Advisers Act of 1940, and has several investment advisory agreements to manage private investment funds. The revenue generated from these agreements is not material to the Company's operations.

LOAN SOURCING

During 1997 and 1998, we significantly increased the scope of our sales and marketing activity by opening regional offices in Chicago, San Francisco, Detroit and Atlanta. We also developed a full-time sales and marketing staff with ten individuals dedicated to identifying and pursuing mezzanine investments, commercial mortgage loans, and SBA 7(a) loans. To source new investment opportunities, we work with thousands of intermediaries including:

- regional and boutique investment banks;

- private mezzanine and equity investors;

- business and mortgage brokers;

- national retail financial services companies; and

- banks, law firms and accountants.

We believe that our experience and reputation provide a competitive advantage in originating new investment opportunities. We have established an extensive network of investment referral relationships over our 40-year history. We are recognized as a pioneer in the mezzanine finance industry, and have developed a reputation in the commercial real estate finance market for our ability to finance complex transactions.

ASSET APPROVAL AND UNDERWRITING PROCESS

In assessing new investment opportunities, we maintain rigorous credit standards based on our underwriting guidelines, a thorough due diligence process, and a credit approval process requiring committee review, all of which are described below. The combination of conservative underwriting standards and our credit-oriented culture has resulted in a record of minimal realized losses.

GENERAL INVESTMENT CRITERIA. The following table highlights general underwriting criteria for each product type. We use these criteria as general guidelines only, and the characteristics of individual investments may vary significantly depending upon each unique investment opportunity.

                                          MEZZANINE             REAL ESTATE / SBA 7(a) LENDING
                                ------------------------------  ------------------------------
INDUSTRY OR PROPERTY TYPE       Consumer and industrial         Full service hotels, office
                                products, business services     buildings, manufacturing
                                (outsourcing), broadcasting,    facilities, warehouses, retail
                                telecommunications, education,  facilities, convenience
                                and other industries that have  stores, gas stations, and
                                low vulnerability to changes    other properties requiring
                                in economic cycles              specialized underwriting
                                                                expertise

INVESTMENT CRITERIA             Stable, growing companies,      Amortization, collateral
                                strong cash flow, high returns  coverage, cash flow coverage on invested capital,
                                later-stage, strong management

LOAN SIZE                       $5 million to $25 million       $0.2 million to $25 million

TERM                            5 to 10 years                   1 to 30 years

COLLATERAL                      Second lien on assets, if       First lien on real estate,
                                available                       second lien on real estate,
                                                                personal guarantees

LOAN UNDERWRITING PROCEDURES AND CRITERIA

MEZZANINE FINANCE. We generally consider financing companies that can demonstrate strong market position, sales growth, positive cash flow, and profitability. We emphasize the quality of management of our potential portfolio companies, and specifically seek experienced entrepreneurs with a management track record and relevant industry experience. We generally seek companies with annual revenues of $20 million to $200 million, cash flow margins of greater than 10% of revenues, operating histories of at least ten years, and seasoned management teams who have a significant personal investment at risk in the business. In addition, the business must generate a high return on its invested capital, and must demonstrate a low level of vulnerability to changes in economic cycles. The prospective portfolio company's total debt including our loan is generally no greater than five times the company's current cash flow, and the company's cash flow is generally no less than two times its total debt service obligation to all of its lenders.

For each mezzanine financing, our investment professionals thoroughly review, analyze and substantiate, through due diligence, the business plan and operations of the potential portfolio company. Our financial due diligence, which is often conducted with the assistance of an accounting firm, includes analyzing the company's historical and projected financial information and stress-testing the projections under adverse assumptions. Our business due diligence, which is often conducted with the assistance of industry specialists or consultants, thoroughly studies the industry and competitive landscape. We assess the company's business plan and its cyclicality, to assess the borrower's ability to weather economic cycles. In management due diligence, we conduct numerous personal and professional reference checks, including employees, both current and former, customers, suppliers and competitors. The typical mezzanine financing will require two to three months of diligence and structuring before funding occurs.

COMMERCIAL REAL ESTATE FINANCE AND SBA 7(a) LENDING. When we evaluate commercial mortgage loans for origination or purchase, including CMBS purchases, we generally receive an initial package of information that typically includes underwriting information that was developed by the borrower or seller. Typical underwriting information that we require from potential borrowers in order to conduct appropriate due diligence includes: financial statements of the borrower, appraisals, rent rolls and lease information, environmental reports, structural and engineering reports, and any other information deemed appropriate under the circumstances.

In the case of purchased loans, the seller generally provides financial statements of the borrower, property appraisals and any other original underwriting information. The seller also generally provides loan documents and payment histories. When we originate or purchase commercial mortgage loans, we generally consider a variety of other factors, including the borrower's estimated current cash flow coverage, the creditworthiness of the borrower, the net worth and financial strength of the borrower, the estimated current liquidation value of the related mortgaged property, and trends in the borrower's industry and in real estate values in the borrower's geographic region. The loan officer inspects the property during the due diligence process, and he or she values the property using internally developed valuation analyses.

Small businesses with less than 500 employees or less than $5 million in annual sales qualify for SBA 7(a) loans. Our underwriting criteria are otherwise very similar to our commercial mortgage loan criteria. We generally seek SBA 7(a) loans that are collateralized by real estate.

CREDIT APPROVAL PROCESS

All credit approval is obtained through a committee review process centralized at the Company's headquarters in Washington, DC. All of our lending disciplines are represented on the investment committee, which is comprised of our nine most senior lenders. The members of the investment committee have an average of 17 years of investing experience.

No one individual has the ability to approve a credit. The asset approval process not only benefits from the experience of the investment committee members, but also from the experience of our other investment professionals who, on average, have over 13 years of professional experience. This experienced staff of investment professionals underwrites each new loan and subjects each potential investment to a rigorous due diligence process, as is described above.

In certain instances where risk/return characteristics warrant and for every transaction larger than $10 million, we require approval from the Executive Committee of the Board of Directors in addition to the investment committee. Even after all such approvals are received, due diligence must be successfully completed with final investment committee approval before funds are disbursed to a new borrower.

PORTFOLIO MANAGEMENT

LOAN SERVICING: Our staff is responsible for routine loan servicing, which includes:

- payment processing;

- borrower inquiries;

- escrow analysis and processing;

- third-party reporting; and

- insurance and tax administration.

In addition, our staff is responsible for special servicing activities including delinquency monitoring and collection, workout administration and management of foreclosed assets.

PORTFOLIO MONITORING AND VALUATION: We use a grading system in order to help us monitor our portfolio. The grading system assigns grades to loans from 1 to 5 as follows:

GRADE   DESCRIPTION
-----   -----------
  1     Probable capital gain
  2     Performing security
  3     Close monitoring -- no loss of principal or interest
        expected
  4     Workout -- some loss of interest expected
  5     Workout -- some loss of principal and interest expected.
        Security is valued at net realized value

At December 31, 1998 Grade 1 investments totaled $104.4 million, or 13.0% of the total portfolio at value; Grade 2 investments totaled $618.0 million, or 77.2% of the total portfolio; Grade 3 investments totaled $53.2 million, or 6.7% of the total portfolio; Grade 4 investments totaled $11.8 million, or 1.5% of the total portfolio; and Grade 5 investments totaled $12.9 million or 1.6% of the total portfolio.

As a BDC, the Board of Directors is required to value the portfolio on a quarterly basis. In valuing each individual investment, we consider the financial performance of each borrower, loan payment histories, indications of potential equity realization events and current collateral values, and determine whether the value of the asset should be increased through unrealized appreciation or decreased through unrealized depreciation. After each investment professional has made his or her determination of value, members of senior management review the valuations. These valuations are then presented to the Board of Directors for their review and approval.

As a general rule, the Company does not value its loans above cost, but loans are subject to depreciation events when the asset is considered impaired. Also as a general rule, equity securities may be assigned appreciation if circumstances warrant. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities. Restricted and unrestricted publicly traded stocks may also be valued at discounts, due to the size of our investment or market liquidity concerns.

Delinquencies. We monitor loan delinquencies weekly. The following outlines the treatment of each delinquency category:

30 DAYS PAST DUE                       Our loan servicing staff monitors loans and contacts
                                       borrowers for collection.
60 DAYS PAST DUE                       We generally transfer loans to investment professionals
                                       responsible for special servicing activity for monitoring, collection, and development of a workout plan, if necessary.
90 DAYS PAST DUE                       Our accounting department reviews loans in conjunction with the investment professional responsible for special
                                       servicing to determine whether the loan should be placed on a non-accrual status or whether a valuation adjustment is
                                       required.
120 DAYS PAST DUE                      Generally, we place such loans on non-accrual status and the loan is an active workout.

At December 31, 1998, $13.7 million, or 1.7% of the Company's portfolio at value, was 120 days or more past due. Included in this category are loans valued at $9.9 million that are secured by real estate.

LOAN LOSSES. We have a history of low levels of loan losses, and have a demonstrated track record of successfully resolving troubled credit situations with minimal loss. The following table shows realized losses in the Company's portfolio over the last five years:

                                                1994      1995      1996      1997      1998
                                              --------  --------  --------  --------  --------
                                                               (IN THOUSANDS)
Realized Losses                               $  2,908  $  4,679  $ 11,262  $  5,100  $  3,216
Total Assets                                   501,817   605,434   713,360   807,775   856,079
Realized Losses/Total Assets                      0.6%      0.8%      1.6%      0.6%      0.4%

EMPLOYEES

At December 31, 1998, we employed 106 individuals including investment professionals, operations professionals and administrative staff. All individuals are located in the Washington, DC office, except for five individuals in the Chicago office, four in the San Francisco office, four in the Detroit office and one in the Atlanta office. We believe that our relations with employees are excellent.

CERTAIN GOVERNMENT REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain regulations.

BUSINESS DEVELOPMENT COMPANY ("BDC"). A business development company is defined and regulated by the Investment Company Act of 1940. It is a unique kind of investment company that focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

As a BDC, we may not acquire any asset other than "Qualifying Assets" unless, at the time it makes the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the "70% test"). The principal categories of Qualifying Assets relevant to our business are:

     (1) Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by a BDC (our investments in Allied Investment, Allied SBLC and certain other subsidiaries generally are Qualifying Assets), and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

     (2) Securities received in exchange for or distributed with respect to securities described in (1) above or pursuant to the exercise of options, warrants, or rights relating to such securities; and

     (3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We will provide managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived.

As a BDC, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our SBIC or SBLC subsidiaries, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. See "Risk Factors."

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. Since we made our BDC election, we have not made any substantial change in the nature of our business.

REGULATED INVESTMENT COMPANY ("RIC"). Our status as a RIC enables us to avoid the cost of federal and state taxation, and as a result achieve pre-tax investment returns. We believe that this tax advantage enables us to achieve strong equity returns without having to aggressively leverage our balance sheet.

In order to qualify as a RIC, the Company must, among other things:

     (1) Derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities.

     (2) Diversify its holdings so that

        (a) at least 50% of the value of the Company's assets consists of cash, cash items, government securities and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer, and

        (b) no more than 25% of the value of the Company's assets are invested in securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by the Company.

     (3) Distribute at least 90% of its "investment company taxable income" each tax year to its shareholders. In addition, if a RIC distributes in a timely manner (or treats as "deemed distributed") 98% of its capital gain net income for each one year period ending on December 31 and distributes 98% of its ordinary income for each calendar year, it will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs.

SBA REGULATIONS. Allied Investment is an SBIC and Allied SBLC is an SBLC.

SBIC REGULATIONS. Allied Investment, a wholly owned subsidiary of the Company, is licensed by the SBA as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"), and has elected to be regulated as a BDC. Allied Investment resulted from the merger of the Company's two wholly owned SBIC subsidiaries in July 1998. Pursuant to this merger, the Company's subsidiary that was then named Allied Investment Corporation merged with and into Allied Capital Financial Corporation ("Allied Financial"). Allied Financial then changed its name to Allied Investment Corporation ("Allied Investment"). Prior to the merger, Allied Financial was licensed by the SBA as a Specialized Small Business Investment Company ("SSBIC") under 301(d) of the 1958 Act. After the merger, Allied Investment could make SBIC eligible investments in addition to SSBIC eligible investments.

SBICs are authorized to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

Allied Investment is periodically examined and audited by the SBA staff to determine its compliance with SBIC regulations.

Allied Investment has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years, up to an aggregate principal amount of $101 million. This limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. Historically, an SBIC was also eligible to sell preferred stock to the SBA. Allied Investment had received $47.7 million of subordinated debentures and $7.0 million of preferred stock investments from the SBA at December 31, 1998; as a result of the $101 million limit, the Company is limited on its ability to apply for additional financing from the SBA. Interest rates on the SBA debentures currently outstanding have a weighted average interest rate of 8.23%.

At December 31, 1998, we had an outstanding commitment from the SBA to purchase up to $27.0 million in additional SBIC debentures. We may seek this additional financing during 1999.

SBLC REGULATIONS. Allied SBLC is licensed to operate as an SBLC and is periodically examined and audited by the SBA staff for purposes of determining compliance with SBA regulations, including its participation in the Preferred Lenders Program. See SBA 7(a) Lending, above.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company's 1998 Consolidated Financial Statements and Notes thereto contained in the Company's 1998 Annual Report to Shareholders. The 1998 Annual Report to Shareholders and this Form 10-K contain certain forward-looking statements. These statements include management's plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in this "Risk Factors" section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company's plans and objectives will be achieved.

LENDING TO SMALL, PRIVATELY OWNED COMPANIES INVOLVES A HIGH DEGREE OF RISK

Our portfolio consists primarily of loans to small, privately owned companies. There is generally no publicly available information about these companies, and we rely on the diligence of our employees and agents to obtain information in connection with the Company's investment decisions. Typically, small businesses depend on the management talents and efforts of one person or a small group of persons for their success. The death, disability or resignation of these persons could have a material adverse impact on such a company. In addition, small businesses frequently have smaller product lines and market shares than their competition. Small companies may be more vulnerable to customer preferences, market conditions and economic downturns and often need substantial additional capital to expand or compete. Small companies may also experience substantial variations in operating results, and frequently have highly leveraged capital structures. Such factors can severely effect the return on, or the recovery of, our investment in such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS

We invest in and lend to small businesses that may have limited financial resources and that may be unable to obtain financing from traditional sources. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We also make unsecured, subordinated loans or invest in equity securities, which may involve a higher degree of risk.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID

We acquire most of our loans and equity securities directly from small companies. Our portfolio of loans and equity securities are and will be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio may adversely affect our ability to dispose of loans and securities at times when it may be advantageous for us to liquidate such investments.

OUR PORTFOLIO IS RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS

There is typically no public market for the loans and equity securities of the small companies to which we make loans. As a result, our board of directors estimates the value of these loans and equity securities. Unlike traditional lenders, we do not establish reserves for anticipated loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect the board of directors' estimate of the current realizable value of our loan portfolio. Without a readily ascertainable market value, the estimated value of our portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. Any changes in estimated net asset value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

WE BORROW MONEY WHICH MAY INCREASE THE RISK OF INVESTING IN OUR COMPANY

We borrow from, and issue senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets which are superior to the claims of our common shareholders.

Borrowings, also known as leverage, magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with investing in our securities. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company's common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique.

As of December 31, 1998, the Company's debt as a percentage of total liabilities and shareholders' equity was 39%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

CHANGES IN INTEREST RATES MAY AFFECT OUR PROFITABILITY

Because we borrow money to make investments, our income is materially dependent upon the "spread" between the rate at which we borrow funds and the rate at which we loan these funds. In periods of sharply rising interest rates, our cost of funds would increase and could reduce or eliminate the spread. We use a combination of long-term and short-term borrowings to finance our lending activities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There can be no assurance that we can maintain a positive net interest spread or that a significant change in market interest rates will not have a material adverse effect on our profitability.

BECAUSE WE MUST DISTRIBUTE INCOME, WE WILL CONTINUE TO NEED ADDITIONAL CAPITAL

We will continue to need capital to fund loans. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions could have a material adverse effect on the Company. We must distribute at least 90% of our net operating income other than net realized long-term capital gains to our stockholders to maintain our regulated investment company ("RIC") status under the Code. As a result such earnings will not be available to fund loan originations. We expect to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on the Company's financial condition and our results. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

OUR PORTFOLIO MAY NOT PRODUCE CAPITAL GAINS

Mezzanine loans are typically structured as debt securities with a relatively high fixed rate of interest and with an equity feature such as conversion rights, warrants or options. As a result, the potential return on the mezzanine loans will generate interest income from the time they are made, and may also produce a realized gain, from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS

The Company qualifies as a RIC. If we meet certain diversification and distribution requirements, the Company qualifies for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

WE OPERATE IN A COMPETITIVE MARKET

We compete for investments with many other companies and individuals, some of whom have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate loans at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT

We are regulated by the Commission and the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts ("REITs"), SBICs and SBLCs may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the law or regulations that govern our business could have a material impact on the Company or its operations.

QUARTERLY RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER

The Company's quarterly operating results could fluctuate due to a number of factors. These factors include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, variations in the loan origination volume, variation in timing of loan prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, you should not rely on quarterly results to be indicative of the Company's performance in future quarters.

ITEM 2. PROPERTIES

Our principal offices are located on the third floor of 1919 Pennsylvania Avenue, N.W., Washington, DC, a modern office building in the heart of Washington's business and financial district. Our lease for approximately 32,000 square feet of office space at that location expires in July 2008. That office is equipped with a network of personal computers for word processing, financial analysis and accounting. We believe our office space is suitable for our needs for the foreseeable future. The Company also maintains smaller offices in Chicago, San Francisco, Detroit, Atlanta, and Frankfurt, Germany.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these actions will have a material effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers of the Company as of March 15, 1999, as well as certain other information with respect to those persons:

                                 POSITIONS CURRENTLY HELD
          NAME             AGE       WITH THE COMPANY      PRINCIPAL OCCUPATIONS DURING PAST FIVE YEARS
          ----             ---   ------------------------  --------------------------------------------
William L. Walton          49    President, Chairman and   Employed by the Company since 1997; Chairman
                                 Chief Executive Officer   of Business Mortgage Investors, Inc.
                                                           ("BMI"); CEO of Success Lab, Inc.
                                                           (children's educational services) from 1993
                                                           to 1996; CEO of Language Odyssey
                                                           (educational publishing and services) from
                                                           1992 to 1996; Managing Director of Butler
                                                           Capital Corporation from 1987 to 1991.
Joan M. Sweeney            39    Managing Director         Employed by the Company since 1993; Managing
                                                           Director of BMI; Senior Manager at Ernst &
                                                           Young from 1990 to 1993.
G. Cabell Williams III     44    Managing Director         Employed by the Company since 1981; Managing
                                                           Director of BMI.
John M. Scheurer           46    Managing Director         Employed by the Company since 1991;
                                                           President of BMI.
Philip A. McNeill          39    Managing Director         Employed by the Company since 1993. Managing
                                                           Director of BMI.
Penni F. Roll              33    Chief Financial Officer   Employed by the Company since 1995; Chief
                                                           Financial Officer of BMI. Manager at KPMG
                                                           Peat Marwick LLP from 1993 to 1995.

---------------
(1) Periods of employment by the Company include periods of employment by predecessor companies prior to the 1997 merger.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the "Stockholder Information" and to the "Selected Consolidated Financial Data" section of the Company's Annual Report to

Shareholders for the year ended December 31, 1998 (the "1998 Annual Report") as well as Note 13, "Dividends and Distributions" from the Company's 1998 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During 1998, the Company issued a total of 241,482 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933. The Company also issued 83,333 unregistered shares. In addition, during the fourth quarter, the Company issued a total of 4,366,959 registered shares pursuant to a shelf registration statement on file with the Commission. See Note 8, "Shareholders' Equity" for additional information.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this Item is incorporated herein by reference to the table in the "Selected Consolidated Financial Data" Section of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is incorporated herein by reference to the "Management's Discussion and Analysis" section of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be interest rate risk and valuation risk. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. The Company does not have a significant exposure to public market price fluctuations as the Company primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $49.4 million at December 31, 1998 would have resulted in unrealized gains or losses and would have increased or decreased net income in 1998 by less than 1%.

The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company disclosed its change of accountants on a Form 8-K filed with the Commission on December 16, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement in connection with its 1998 Annual Meeting of Shareholders, scheduled to be held on May 11, 1999 (the "1999 Proxy Statement"), and from "Additional Item" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors" of the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this Item is incorporated by reference to the subsection captioned "Security Ownership of Management and Certain Beneficial Owners" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

       1. A. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Report of Independent Public Accountants thereon contained in Allied Capital Corporation's (the "Company") 1998 Annual Report, filed herewith.

       Consolidated Balance Sheet as of December 31, 1998 and 1997.

       Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996.

       Consolidated Statement of Changes in Net Assets for the years ended December 31, 1998, 1997 and 1996.

       Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

       Consolidated Statement of Investments as of December 31, 1998.

       Notes to Consolidated Financial Statements.

          B. The Report of Independent Public Accountants from Arthur Andersen LLP is incorporated by reference to the Report of Independent Public Accountants contained in the Company's 1998 Annual Report filed herewith.

          2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

          3. The following exhibits are filed herewith or incorporated by reference as set forth below:

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 3(i)(1)   Articles of Amendment and Restatement of the Articles of
           Incorporation.
 3(ii)(2)  Articles of Merger.
 3(iii)(3) By-laws.
 4.1(6)    Specimen certificate of the Company's Common stock, par
           value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
           for other instruments defining the rights of security
           holders.
 4.2(4)    Form of debenture between certain subsidiaries of the
           Company and the U.S. Small Business Administration.
 5         Not applicable.
 9         Not applicable.
10.1(8)    Second Amended and Restated Credit Agreement, dated as of
           June 4, 1998 (the "1998 Agreement") between the Company, as borrower, each of the financial institutions initially a
           signatory thereto, as Lenders, and BankBoston, N.A., as
           disbursing agent, First Union National Bank, as syndication agent, and Riggs Bank, N.A., as managing agent, and
           NationsBank of Texas, N.A., as Co-Agent.
10.2(8)    Note Agreement dated as of April 30, 1998.
10.3(5)    Loan Agreement between Allied I and Overseas Private
           Investment Corporation, dated April 10, 1995. Letter dated
           December 11, 1997 evidencing assignment of Loan Agreement
           from Allied I to the Company.
10.5(9)    Amended and restated Master Loan & Security Agreement dated
           October 7, 1998 among the Company, BMI and Morgan Stanley
           Mortgage Capital, Inc.
10.6(7)    Sale and Servicing Agreement dated as of January 1, 1998
           among Allied Capital CMT, Inc., Allied Capital Commercial
           Mortgage Trust 1998-1 and the Company and LaSalle National
           Bank Inc. and ABN AMRO Bank N.V.
10.7(7)    Indenture dated as of January 1, 1998 between Allied Capital
           Commercial Mortgage Trust 1998-1 and LaSalle National Bank
           Inc.
10.8(7)    Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
           and Wilmington Trust Company.
10.9(7)    Guaranty dated as of January 1, 1998 by the Company.
10.10(3)   Employee Stock Ownership Plan, as amended on December 31,
           1997.
10.10a(8)  First Amendment to the Company's Employee Stock Ownership
           Plan dated April 30, 1998.
10.11*     Amended and Restated Deferred Compensation Plan dated
           December 30, 1998.
10.12(10)  Stock Option Plan.
10.13a(7)  Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(7)  Form of Custody Agreement with La Salle National Bank Inc.
10.18(3)   Dividend Reinvestment Plan.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
11         Statement regarding computation of per share earnings is
           incorporated by reference to Note 9 to the Company's Notes to the Consolidated Financial Statements contained in the
           Company's 1998 Annual Report filed as Exhibit 13 herewith.
13*        Excerpts from the 1998 Annual Report to Shareholders.
21         Subsidiaries of the Company and jurisdiction of
           incorporation/organization:
                Allied Investment Corporation             Maryland
                Allied Capital SBLC Corporation           Maryland
                Allied Capital REIT, Inc.                 Maryland
                Allied Capital Holdings LLC               Delaware
                PC Acquisition Corporation                Maryland
                Allied Capital Beteiligungsberatung GmbH   Germany
23*        Consent of Arthur Andersen LLP, independent public
           accountants.
27*        Financial Data Schedule

     --------------------
      *  Filed herewith.

      (1) Incorporated by reference to exhibit 3(i) with Allied Lending's Annual Report on Form 10-K for the year ended December 31, 1996.

      (2) Incorporated by reference from Appendix B to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on September 26, 1997 (File No. 333-36459).

      (3) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     (4) Incorporated by reference to the exhibit of the same name filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1996.

      (5) Incorporated by reference to Exhibit f5 of Allied I's Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      (6) Incorporated by reference to the exhibit of the same description to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 5, 1998 (File No. 333-51899).

      (7) Incorporated by reference to the exhibit of same description filed with the Company's registration statement on Form N-2 on May 5, 1998 (File No. 333-51899).

      (8) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

      (9) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

     (10) Incorporated by reference to Exhibit 4 of the Allied Capital Corporation Stock Option Plan registration statement on Form S-8, filed on behalf of such Plan on February 3, 1998 (File No. 333-45525).

(b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

                                          /s/ WILLIAM L. WALTON
                                          --------------------------------------
                                          William L. Walton
                                          Chairman of the Board and
                                          Chief Executive Officer

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

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----
/s/ WILLIAM L. WALTON                                      Chairman, President, and      March 17, 1999
--------------------------------------------------------    Chief Executive Officer
William L. Walton

/s/ BROOKS H. BROWNE                                               Director              March 17, 1999
--------------------------------------------------------
Brooks H. Browne

/s/ JOHN D. FIRESTONE                                              Director              March 17, 1999
--------------------------------------------------------
John D. Firestone

/s/ ANTHONY T. GARCIA                                              Director              March 17, 1999
--------------------------------------------------------
Anthony T. Garcia

/s/ LAWRENCE I. HEBERT                                             Director              March 17, 1999
--------------------------------------------------------
Lawrence I. Hebert

/s/ JOHN I. LEAHY                                                  Director              March 17, 1999
--------------------------------------------------------
John I. Leahy

/s/ ROBERT E. LONG                                                 Director              March 17, 1999
--------------------------------------------------------
Robert E. Long

/s/ WARREN K. MONTOURI                                             Director              March 17, 1999
--------------------------------------------------------
Warren K. Montouri

/s/ GUY T. STEUART II                                              Director              March 17, 1999
--------------------------------------------------------
Guy T. Steuart II

/s/ T. MURRAY TOOMEY                                               Director              March 17, 1999
--------------------------------------------------------
T. Murray Toomey

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----
/s/ LAURA W. VAN ROIJEN                                            Director              March 17, 1999
--------------------------------------------------------
Laura W. van Roijen

/s/ GEORGE C. WILLIAMS                                             Director              March 17, 1999
--------------------------------------------------------
George C. Williams

/s/ PENNI F. ROLL                                          Principal, Treasurer and      March 17, 1999
--------------------------------------------------------    Chief Financial Officer
Penni F. Roll                                              (Principal Financial and
                                                              Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Amended and Restated Deferred Compensation Plan dated
          December 30, 1998.
13        Excerpts from the 1998 Annual Report to Shareholders.
23        Consent of Arthur Andersen LLP
27        Financial Data Schedule