Form 10-Q
period 1999-03-31
ALLIED CAPITAL CORP
filed 1999-05-06
CIK 3906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                           COMMISSION FILE NUMBER:
  ENDED MARCH 31, 1999                                     0-22832
------------------------                           -----------------------

                          ALLIED CAPITAL CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                        52-1081052
------------------------------                         -------------------
  (STATE OR JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                         1919 PENNSYLVANIA AVENUE, N.W.
                              WASHINGTON, DC 20006
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     On May 3, 1999 there were 58,817,435 shares outstanding of the Registrant's common stock, $0.0001 par value.

                           ALLIED CAPITAL CORPORATION
                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheet as of March 31, 1999 and
      December 31, 1998.....................................    1
     Consolidated Statement of Operations -- For the Three
      Months Ended March 31, 1999 and 1998..................    2
     Consolidated Statement of Changes in Net Assets -- For
      the Three Months Ended March 31, 1999 and 1998........    3
     Consolidated Statement of Cash Flows -- For the Three
      Months Ended March 31, 1999 and 1998..................    4
     Consolidated Statement of Investments as of March 31,
      1999 and December 31, 1998............................    5
     Notes to Consolidated Financial Statements.............   15
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   25
  Item 3. Quantitative and Qualitative Disclosures
     about Market Risk .....................................   37
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   38
  Item 2. Changes in Securities and Use of Proceeds ........   38
  Item 3. Defaults Upon Senior Securities...................   38
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   38
  Item 5. Other Information.................................   39
  Item 6. Exhibits and Reports on Form 8-K..................   39
  Signatures................................................   41

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,      DECEMBER 31,
                                                              -----------     ------------
                                                                 1999             1998
                                                              -----------       --------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)             (UNAUDITED)
                                       ASSETS
Portfolio at value:
      Mezzanine loans and debt securities (cost:
        1999-$368,776; 1998-$354,870).......................   $351,578         $339,163
      Commercial mortgage loans (cost: 1999-$210,553;
        1998-$232,745)......................................    210,865          233,186
      Commercial mortgage-backed securities (cost:
        1999-$202,283; 1998-$115,174).......................    200,783          113,674
      Small Business Administration 7(a) loans (cost:
        1999-$58,985; 1998-$57,651).........................     58,290           56,285
      Equity interests in portfolio companies (cost:
        1999-$28,013; 1998-$27,618).........................     55,911           49,391
      Other portfolio assets (cost: 1999-$8,639;
        1998-$8,331)........................................      8,411            8,575
                                                               --------         --------
          Total portfolio at value..........................    885,838          800,274
                                                               --------         --------
Cash and cash equivalents...................................     35,231           25,075
Other assets................................................     40,352           30,730
                                                               --------         --------
          Total assets......................................   $961,421         $856,079
                                                               ========         ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................   $289,742         $239,350
      Revolving lines of credit.............................    121,000           95,000
      Accounts payable and other liabilities................     20,703           27,912
      Dividends and distributions payable...................         --            1,700
                                                               --------         --------
          Total liabilities.................................    431,445          363,962
                                                               --------         --------
Commitments and Contingencies
Preferred stock issued to Small Business Administration.....      7,000            7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
        authorized; 58,817,435 and 56,729,502 issued and
        outstanding at March 31, 1999 and December
        31, 1998, respectively..............................          6                6
      Additional paid-in capital............................    563,853          526,824
      Common stock held in deferred compensation trust
        (563,537 shares and 810,456 shares at March 31, 1999
        and December 31, 1998, respectively)................    (13,622)         (19,431)
      Notes receivable from sale of common stock............    (23,735)         (23,735)
      Net unrealized appreciation on portfolio..............      6,663            2,380
      Distributions in excess of earnings...................    (10,189)            (927)
                                                               --------         --------
          Total shareholders' equity........................    522,976          485,117
                                                               --------         --------
          Total liabilities and shareholders' equity........   $961,421         $856,079
                                                               ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    FOR THE THREE
                                                       MONTHS
                                                   ENDED MARCH 31,
                                                 -------------------
                                                   1999       1998
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      --------   --------
                                                     (UNAUDITED)
Interest and related portfolio income:
      Interest.................................  $24,684    $19,501
      Net premiums from loan dispositions......    1,901      1,336
      Net gain on securitization of commercial
        mortgage loans.........................       --     14,812
      Investment advisory fees and other
        income.................................    1,093      1,248
                                                 -------    -------
          Total interest and related portfolio
            income.............................   27,678     36,897
                                                 -------    -------
Expenses:
      Interest on indebtedness.................    6,365      4,598
      Salaries and employee benefits...........    3,361      2,850
      General and administrative...............    2,350      2,757
                                                 -------    -------
          Total operating expenses.............   12,076     10,205
      Formula and cut-off awards...............    1,772      1,772
                                                 -------    -------
Portfolio income before net realized and
  unrealized gains.............................   13,830     24,920
                                                 -------    -------
Net realized and unrealized gains:
      Net realized gains.......................      466      6,421
      Net unrealized gains.....................    4,284        724
                                                 -------    -------
          Total net realized and unrealized
            gains..............................    4,750      7,145
                                                 -------    -------
Net increase in net assets resulting from
  operations...................................  $18,580    $32,065
                                                 =======    =======
Basic earnings per common share................  $  0.33    $  0.62
                                                 =======    =======
Diluted earnings per common share..............  $  0.33    $  0.61
                                                 =======    =======
Weighted average common shares
  outstanding -- basic.........................   56,799     51,814
                                                 =======    =======
Weighted average common shares
  outstanding -- diluted.......................   56,828     52,108
                                                 =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                            ---------------------
                                              1999        1998
                                            ---------   ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         (UNAUDITED)
Operations:
     Portfolio income before realized and
       unrealized gains...................  $ 13,830    $ 24,920
     Net realized gains...................       466       6,421
     Net unrealized gains.................     4,284         724
                                            --------    --------
          Net increase in net assets
            resulting from operations.....    18,580      32,065
                                            --------    --------
Shareholder distributions:
     Portfolio income.....................   (23,505)    (18,225)
     Preferred stock dividend.............       (55)        (55)
                                            --------    --------
          Net decrease in net assets
            resulting from shareholder
            distributions.................   (23,560)    (18,280)
                                            --------    --------
Capital share transactions:
     Sale of common stock.................    35,787          --
     Net decrease in notes receivable
       from sale of common stock..........        --       3,055
     Issuance of common stock in lieu of
       cash distributions.................     1,243       1,678
     Purchase of common stock by deferred
       compensation trust.................        --     (15,330)
     Distribution of common stock by
       deferred compensation trust........     5,748          --
     Other................................        61          --
                                            --------    --------
          Net increase (decrease) in net
            assets resulting from capital
            share transactions............    42,839     (10,597)
                                            --------    --------
Total increase in net assets..............  $ 37,859    $  3,188
                                            --------    --------
Net assets at beginning of year...........  $485,117    $420,060
                                            --------    --------
Net assets at end of year.................  $522,976    $423,248
                                            ========    ========
Net asset value per common share..........  $   8.98    $   8.23
                                            ========    ========
Common shares outstanding at end of
  period..................................    58,254      51,451
                                            ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                 --------------------
                                                   1999       1998
                                                 --------   ---------
                (IN THOUSANDS)                       (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from
    operations.................................  $ 18,580   $  32,065
  Adjustments
    Net unrealized gains ......................    (4,284)       (724)
    Net gain on securitization of commercial
      mortgage loans...........................        --     (14,812)
    Depreciation and amortization..............     1,450         173
    Amortization of loan discounts and fees....    (1,150)     (1,349)
    Changes in other assets and liabilities....   (10,080)     (4,228)
                                                 --------   ---------
      Net cash provided by operating
         activities............................     4,516      11,125
                                                 --------   ---------
Cash flows from investing activities:
  Investments in small business concerns.......  (159,380)   (107,506)
  Collections of investment principal..........    37,321      30,773
  Proceeds from loan sales.....................    40,467       9,706
  Proceeds from securitization of commercial
    mortgage loans.............................        --     223,401
  Net purchase of U.S. government securities...        --     (13,987)
  Collections of notes receivable from sale of
    common stock...............................        --       3,055
  Other investing activities...................      (931)     (3,804)
                                                 --------   ---------
      Net cash (used in) provided by investing
         activities............................   (82,523)    141,638
                                                 --------   ---------
Cash flows from financing activities:
  Sale of common stock.........................    35,787          --
  Purchase of common stock by deferred
    compensation trust.........................        --     (15,330)
  Common dividends and distributions paid......   (23,959)    (16,547)
  Special undistributed earnings distribution
    paid.......................................        --      (8,848)
  Preferred stock dividends....................       (55)       (275)
  Net (payments on) borrowings under debentures
    and notes payable..........................    50,390    (209,578)
  Net borrowings under revolving
    lines of credit............................    26,000      64,158
  Other financing activities...................        --      (5,767)
                                                 --------   ---------
      Net cash provided by (used in) financing
         activities............................    88,163    (192,187)
                                                 --------   ---------
Net increase (decrease) in cash and cash
  equivalents..................................  $ 10,156   $ (39,424)
Cash and cash equivalents at beginning of
  period.......................................  $ 25,075   $  70,437
                                                 --------   ---------
Cash and cash equivalents at end of period.....  $ 35,231   $  31,013
                                                 ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

        PORTFOLIO COMPANY                                                           MARCH 31, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

Acme Paging, L.P.                  Debt Securities                                $  6,355   $  6,355
                                   Partnership Interest                              1,456      2,600
-----------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.    Warrants                                            125        125
-----------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)              High Yield Debt                                   5,557      5,557
-----------------------------------------------------------------------------------------------------
ASW Holding Corporation            Warrants                                             25         25
-----------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc. (1)          Debt Securities                                   7,441      7,441
                                   Warrants                                            227         --
-----------------------------------------------------------------------------------------------------
Avborne, Inc.                      Debt Securities                                  11,510     11,510
                                   Warrants                                          1,000      1,000
-----------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc. (1)        Common Stock (342,938 shares)                       330         --
-----------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)       Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------
Celebrities, Inc.                  Debt Securities                                     332        332
                                   Warrants                                             12         12
-----------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation      Debt Securities                                   1,991         50
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.             Debt Securities                                   1,610      1,406
                                   Common Stock (220 shares)                             1         --
-----------------------------------------------------------------------------------------------------
COHR, Inc. (1)                     Debt Securities                                  20,000     20,000
                                   Common Stock (277,778 shares)                     1,000      1,000
-----------------------------------------------------------------------------------------------------
Convenience Corporation of         Debt Securities                                   8,391      2,774
  America                          Series A Preferred Stock (31,521 shares)            334         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.     Debt Securities                                   3,453      3,453
                                   Warrants                                             --      1,138
-----------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC             Loan                                              5,909      5,909
-----------------------------------------------------------------------------------------------------
Cosmetic Manufacturing             Debt Securities                                   2,950      2,950
  Resources, LLC                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Coverall North America             Loan                                              8,917      8,917
-----------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.         Hungarian Quotas (9.2%)                             700        350
-----------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.         Warrants                                            250         --
-----------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)          Warrants                                            350        107
-----------------------------------------------------------------------------------------------------
Directory Investment Corporation   Common Stock (470 shares)                            --         --
-----------------------------------------------------------------------------------------------------
Directory Lending Corporation      Series A Common Stock (34 shares)                    --         --
                                   Series B Common Stock (6 shares)                      8         --
                                   Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies    Loan                                             10,139      8,981
  Company, Inc.
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                           MARCH 31, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
ECM Enterprises                    Loan                                           $     29   $      4
-----------------------------------------------------------------------------------------------------
EDM Consulting, LLC                Loans                                                14         14
                                   Debt Securities                                   1,875        540
                                   Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.     Loans                                               306        306
-----------------------------------------------------------------------------------------------------
Enterprise Software, Inc. (1)      Debt Securities                                  14,880     14,880
                                   Common Stock (147,975 shares)                     1,176        852
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Eparfin S.A.                       Loan                                                 29         29
-----------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)    Warrants                                              6         --
-----------------------------------------------------------------------------------------------------
Everything Yogurt                  Loan                                                 25         25
-----------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.     Series A Preferred Stock (500 shares)               497        497
                                   Common Stock (2,500 shares)                           3          3
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Fairchild Industrial Products      Debt Securities                                   5,714      5,714
  Company                          Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------
FHM Distributions, Inc.            Loans                                               200        200
-----------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)           Debt Securities                                  12,740     12,740
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Galaxy American                    Debt Securities                                  30,712     30,712
  Communications, LLC              Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Genoa Mine Acquisition             Loan                                                242        242
  Corporation
-----------------------------------------------------------------------------------------------------
Gibson Guitar Corporation          Debt Securities                                  15,243     15,243
                                   Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.            Loans                                             5,000      5,000
                                   Convertible Debentures                              500        500
                                   Warrants                                             --        154
-----------------------------------------------------------------------------------------------------
Golden Eagle/Satellite             Loans                                             1,390      1,390
  Archery, LLC                     Convertible Debentures                            2,248      2,242
-----------------------------------------------------------------------------------------------------
Grant Broadcasting System II       Warrants                                            139      7,338
-----------------------------------------------------------------------------------------------------
Grant Television, Inc.             Debt Securities                                   9,159      9,159
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Han Hie                            Loan                                                508        508
-----------------------------------------------------------------------------------------------------
Hotelevision, Inc.                 Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------
Jack Henry & Associates, Inc. (1)  Common Stock (90,438 shares)                         26      3,099
-----------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.        Loan                                                 83         83
-----------------------------------------------------------------------------------------------------
JRI Industries, Inc.               Debt Securities                                   2,120      2,120
                                   Warrants                                             74         74
-----------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.              Debt Securities                                   4,708      4,708
                                   Warrants                                            324      2,700
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                           MARCH 31, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Kirker Enterprises, Inc.           Warrants                                       $    348   $  3,500
                                   Equity Interest                                       5          5
-----------------------------------------------------------------------------------------------------
Kirkland's, Inc.                   Debt Securities                                   6,291      6,291
                                   Warrants                                             96      2,850
-----------------------------------------------------------------------------------------------------
Kyrus Corporation                  Debt Securities                                   7,616      7,616
                                   Warrants                                            348        348
-----------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.   Debt Securities                                   3,411      3,411
                                   Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------
Lingcomm, Inc.                     Loan                                                207        207
-----------------------------------------------------------------------------------------------------
Liqui-Dri Foods, Inc.              Loans                                            10,412     10,412
-----------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)         High Yield Debt                                  15,150     15,150
-----------------------------------------------------------------------------------------------------
Love Funding Corporation           Series D Preferred Stock (26,000 shares)            359        213
-----------------------------------------------------------------------------------------------------
May Investments                    Loan                                                 47         --
-----------------------------------------------------------------------------------------------------
Meigher Communications, L.P.       Loan                                              2,923      2,923
-----------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus, LLC     Loan                                             10,604     10,604
-----------------------------------------------------------------------------------------------------
Midview Associates, L.P.           Debt Securities                                     165        165
                                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Mihadas                            Loan                                                286        286
-----------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.             Common Stock (18 shares)                            250         --
-----------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.         Loans                                                17         17
                                   Debt Securities                                   1,823        219
                                   Common Stock (33,333 shares)                         --         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Morton Industrial Group (1)        Common Stock (5,835 shares)                         241         82
-----------------------------------------------------------------------------------------------------
New York Donut Corporation         Loan                                                 49         49
-----------------------------------------------------------------------------------------------------
Nobel Learning Communities,        Debt Securities                                   9,437      9,437
  Inc. (1)                         Series D Convertible Preferred Stock              2,000      2,000
                                     (265,957 shares)
                                   Warrants                                            575        575
-----------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.              Loan                                                  3          3
-----------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,      Debt Securities                                     406        406
  L.P.
-----------------------------------------------------------------------------------------------------
Nursefinders, Inc.                 Debt Securities                                  10,853     10,853
                                   Warrants                                            900        900
-----------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.            Debt Securities                                     589        140
                                   Warrants                                             77         --
-----------------------------------------------------------------------------------------------------
PAL Liberty, Inc.                  Loan                                                223        223
-----------------------------------------------------------------------------------------------------
David Peters                       Loan                                                162         55
-----------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.               Loan                                                 31         31
                                   Preferred Stock (276 shares)                        160        222
                                   Common Stock (24 shares)                             --         --
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                           MARCH 31, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Pico Products, Inc. (1)            Debt Securities                                $  4,091   $  4,091
                                   Common Stock (208,000 shares)                        59         21
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Precision Industries Co.           Debt Securities                                   9,711      9,711
                                   Common Stock (132,507 shares)                     1,050      2,561
-----------------------------------------------------------------------------------------------------
Progressive International          Debt Securities                                   3,933      3,933
  Corporation                      Preferred Stock (500 shares)                        500        500
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Quality Software Products          Common Stock (94,479 shares)                        901        806
  Holdings, PLC (1)
-----------------------------------------------------------------------------------------------------
Radio One, Inc.                    Common Stock (14 shares)                             --      5,000
-----------------------------------------------------------------------------------------------------
R.L. Singletary                    Loan                                                 96         96
-----------------------------------------------------------------------------------------------------
Schwinn/GT                         Debt Securities                                   9,690      9,690
                                   Warrants                                            395        395
-----------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.         Series A Preferred Stock (1,000 shares)             993        493
-----------------------------------------------------------------------------------------------------
Spa Lending Corporation            Preferred Stock (28,625 shares)                     315        225
                                   Common Stock (6,208 shares)                          24         --
-----------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,   Loans                                             1,830        341
  Inc.                             Debt Securities                                   2,445        676
-----------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.      Debt Securities                                  11,884     11,884
                                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Total Foam, Inc.                   Debt Securities                                   1,553        106
                                   Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC        Debt Securities                                   3,946      3,946
                                   Warrants                                             54         54
                                   Common Units (2,325 units)                          500        500
-----------------------------------------------------------------------------------------------------
Unitel, Inc.                       Debt Securities                                   3,607      3,607
                                   Warrants                                            360        360
-----------------------------------------------------------------------------------------------------
Vianova Resins GmbH                Debt Securities                                   1,632      1,632
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Vidon, Inc.                        Loan                                                258        258
-----------------------------------------------------------------------------------------------------
William R. Dye                     Loan                                                264        264
-----------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company   Warrants                                             24        322
-----------------------------------------------------------------------------------------------------
Wilton Industries, Inc.            Loan                                             12,000     12,000
-----------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation       Loan                                              3,842      3,842
-----------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition               Debt Securities                                  15,099     15,094
  Corporation                      Common Stock (99 shares)                            100        100
                                   Preferred Stock (100 shares)                      3,700      3,700
-----------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (97 investments)                          $396,789   $407,489
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                               MARCH 31, 1999
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
                                                                                 (UNAUDITED)
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            3       $  1,326   $  1,326
                                             7.00%- 8.99%           33         86,087     86,087
                                             9.00%-10.99%           88         71,571     71,883
                                            11.00%-12.99%           20         39,066     39,066
                                            13.00%-14.99%            4         12,378     12,378
                                            15.00% and above         1            125        125
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               149       $210,553   $210,865
------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
Subordinated CMBS                                                    3       $116,344   $116,344
------------------------------------------------------------------------------------------------
Residual CMBS                                                        2         75,007     75,007
------------------------------------------------------------------------------------------------
Residual securitization spread                                       1         10,932      9,432
------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                     6       $202,283   $200,783
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                            Up to   6.99%            2       $     71   $     71
                                             7.00%- 8.99%            8            135         58
                                             9.00%-10.99%          374         56,624     56,672
                                            11.00%-12.99%           30          1,879      1,298
                                            13.00%-14.99%            4            276        191
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration 7(a) loans                418       $ 58,985   $ 58,290
------------------------------------------------------------------------------------------------
Other portfolio assets                                               8       $  8,639   $  8,411
------------------------------------------------------------------------------------------------
Total portfolio                                                    678       $877,249   $885,838
------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                                    DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                              -------------------
         OF SHARES)                                     INVESTMENT(2)                       COST      VALUE
----------------------------------------------------------------------------------------  --------   --------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

Acme Paging, L.P.                    Debt Securities                                      $  6,273   $  6,273
                                     Partnership Interest                                    1,456      2,600
-------------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.      Loans                                                   1,475      1,475
                                     Debt Securities                                         2,084      2,084
                                     Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)                High Yield Debt                                         5,086      5,086
-------------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.              Loans                                                     570        570
-------------------------------------------------------------------------------------------------------------
ASW Holding Corporation              Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc. (1)            Debt Securities                                         7,427      7,427
                                     Warrants                                                  227          8
-------------------------------------------------------------------------------------------------------------
Avborne, Inc.                        Debt Securities                                        12,510     12,510
                                     Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc. (1)          Common Stock (342,938 shares)                             330         --
-------------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)         Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------------
Celebrities, Inc.                    Debt Securities                                           339        339
                                     Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation        Debt Securities                                         1,991         50
                                     Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.               Debt Securities                                         1,557      1,557
                                     Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------------
Convenience Corporation of           Debt Securities                                         8,391      2,774
  America                            Series A Preferred Stock (31,521 shares)                  334         --
                                     Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.       Debt Securities                                         3,450      3,450
                                     Warrants                                                   --      1,138
-------------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC               Loan                                                    5,860      5,860
-------------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing               Debt Securities                                         2,948      2,948
  Resources, LLC                     Options                                                    --         --
-------------------------------------------------------------------------------------------------------------
Coverall North America               Loan                                                    8,915      8,915
-------------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.           Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.           Warrants                                                  250        250
-------------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)            Warrants                                                  350        133
-------------------------------------------------------------------------------------------------------------
Directory Investment                 Common Stock (470 shares)                                  --        148
  Corporation
-------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                 $     --   $     --
                               Series B Common Stock (188 shares)                        235        161
                               Series C Common Stock (292 shares)                        656        449
                               Series A Preferred Stock (214 shares)                     307        210
                               Series B Preferred Stock (175 shares)                     931        638
                               Series C Preferred Stock (58 shares)                       58         40
-------------------------------------------------------------------------------------------------------
Drilltec Patents &             Loan                                                   10,020     10,020
  Technologies Company, Inc.
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       31          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        680
                               Common Stock (100 shares)                                 250         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc. Loans                                                     306        306
-------------------------------------------------------------------------------------------------------
Enterprise Software, Inc. (1)  Debt Securities                                        14,880     14,880
                               Common Stock (147,975 shares)                           1,176        683
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Eparfin S.A.                   Loan                                                       29         29
-------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.    Warrants                                                    6         --
  (1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       34         34
-------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc. Series A Preferred Stock (500 shares)                     497        497
                               Common Stock (2,500 shares)                                 3          3
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,702      5,702
  Company                      Warrants                                                  280      3,629
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loans                                                     200        200
-------------------------------------------------------------------------------------------------------
Galaxy American                Debt Securities                                        30,703     30,703
  Communications, LLC          Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation      Debt Securities                                        15,080     15,080
                               Warrants                                                  525      1,000
-------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.        Loans                                                   5,000      5,000
                               Convertible Debentures                                    500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                   1,390      1,390
  Archery, LLC                 Convertible Debentures                                  2,248      2,242
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         9,154      9,154
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      510        510
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      233        233
-------------------------------------------------------------------------------------------------------
Hotelevision, Inc.             Preferred Stock (1,000,000 shares)                      1,000      1,000
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2          2
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Jack Henry & Associates, Inc.  Common Stock (90,438 shares)                         $     26   $  4,193
  (1)
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                       93         93
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,111      2,111
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,692      4,692
                               Warrants                                                  324      2,100
-------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.       Loans                                                   3,739      3,739
                               Debt Securities                                         2,609      2,609
                               Warrants                                                  348      3,500
                               Equity Interest                                             3          3
-------------------------------------------------------------------------------------------------------
Kirkland's, Inc.               Debt Securities                                         6,283      6,283
                               Warrants                                                   96      2,850
-------------------------------------------------------------------------------------------------------
Kyrus Corporation              Debt Securities                                         7,601      7,601
                               Warrants                                                  348        348
-------------------------------------------------------------------------------------------------------
KZSF Broadcasting, Inc.        Loans                                                     884        884
-------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems,    Debt Securities                                         3,403      3,403
  Inc.
                               Common Stock (64,535 shares)                              142        142
-------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                 Loan                                                      207        207
-------------------------------------------------------------------------------------------------------
Liqui-Dri Foods, Inc.          Loans                                                  10,291     10,291
-------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)     High Yield Debt                                        15,002     15,002
-------------------------------------------------------------------------------------------------------
Love Funding Corporation       Series D Preferred Stock (26,000 shares)                  359        213
-------------------------------------------------------------------------------------------------------
May Investments                Loan                                                       47         --
-------------------------------------------------------------------------------------------------------
Meigher Communications, L.P.   Loan                                                    2,918      2,918
-------------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus,     Loan                                                   10,434     10,434
  LLC
-------------------------------------------------------------------------------------------------------
Midview Associates, L.P.       Debt Securities                                           197        197
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Mihadas                        Loan                                                      287        287
-------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.         Common Stock (18 shares)                                  250         --
-------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.     Loans                                                      17         17
                               Debt Securities                                         1,823        219
                               Common Stock (33,333 shares)                               --         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)    Common Stock (5,835 shares)                               241         82
-------------------------------------------------------------------------------------------------------
New York Donut Corporation     Loan                                                       61         61
-------------------------------------------------------------------------------------------------------
Nobel Learning Communities,    Debt Securities                                         9,419      9,419
  Inc. (1)                     Series D Convertible Preferred Stock   (265,957         2,000      2,000
                               shares)
                               Warrants                                                  575        575
-------------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.          Loan                                                        8          8
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Northeast Broadcasting Group,  Debt Securities                                      $    415   $    415
  L.P.
-------------------------------------------------------------------------------------------------------
Nursefinders, Inc.             Debt Securities                                        10,841     10,841
                               Warrants                                                  900        900
-------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.        Debt Securities                                           589        140
                               Warrants                                                   77         --
-------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.              Loan                                                      229        229
-------------------------------------------------------------------------------------------------------
David Peters                   Loan                                                      164         55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loan                                                       31         31
                               Preferred Stock (276 shares)                              160        222
                               Common Stock (24 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)        Debt Securities                                         4,091      4,091
                               Common Stock (208,000 shares)                              59         33
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Precision Industries Co.       Debt Securities                                         9,580      9,580
                               Common Stock (132,507 shares)                           1,050      1,616
-------------------------------------------------------------------------------------------------------
Progressive International      Debt Securities                                         3,680      3,680
  Corporation                  Preferred Stock (500 shares)                              500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        557
  Holdings, PLC (1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                   2,000      2,000
                               Debt Securities                                         9,972      9,972
                               Common Stock (1,430 shares)                                --      3,000
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loan                                                      117        117
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                       98         98
-------------------------------------------------------------------------------------------------------
Schwinn/GT                     Debt Securities                                         9,605      9,605
                               Warrants                                                  395        395
-------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.     Series A Preferred Stock (1,000 shares)                   993        993
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           399        306
                               Common Stock (6,208 shares)                                24         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated         Loans                                                   1,830        341
  Services,
  Inc.                         Debt Securities                                         2,445        676
-------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.  Debt Securities                                        11,881     11,881
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,562        106
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------
Unitel, Inc.                   Debt Securities                                         3,579      3,579
                               Warrants                                                  360        360
-------------------------------------------------------------------------------------------------------
Vianova Resins GmbH            Debt Securities                                         1,812      1,812
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Vidon, Inc.                    Loan                                                 $    259   $    259
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      265        265
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Warrants                                                   24        322
  Company
-------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.        Loan                                                   12,000     12,000
-------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation   Loan                                                    3,812      3,812
-------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition           Debt Securities                                        15,094     15,094
  Corporation                  Common Stock (99 shares)                                  100        100
                               Preferred Stock (100 shares)                            3,700      3,700
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (94 investments)                            $382,488   $388,554
-------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31, 1998
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            3       $  1,327   $  1,327
                                            7.00%- 8.99%            43        104,872    104,872
                                            9.00%-10.99%           102         69,635     70,076
                                            11.00%-12.99%           31         44,424     44,424
                                            13.00%-14.99%            4         12,362     12,362
                                            15.00% and above         1            125        125
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               184       $232,745   $233,186
------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE-BACKED SECURITIES
Subordinated CMBS                                                    1       $ 32,221   $ 32,221
------------------------------------------------------------------------------------------------
Residual CMBS                                                        1         70,771     70,771
------------------------------------------------------------------------------------------------
Residual securitization spread                                       1         12,182     10,682
------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                     3       $115,174   $113,674
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(A) LOANS
                                            Up to   6.99%           12       $    160   $    115
                                            7.00%- 8.99%            12            134         57
                                            9.00%-10.99%           364         51,925     51,343
                                            11.00%-12.99%           53          5,148      4,592
                                            13.00%-14.99%            5            284        178
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration 7(a) loans                446       $ 57,651   $ 56,285
------------------------------------------------------------------------------------------------
Other portfolio assets                                               6       $  8,331   $  8,575
------------------------------------------------------------------------------------------------
Total portfolio at value                                           733       $796,389   $800,274
------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. MERGER

     On December 31, 1997, Allied Capital Corporation ("Allied I"), Allied Capital Corporation II ("Allied II"), Allied Capital Commercial Corporation ("Allied Commercial"), and Allied Capital Advisers ("Advisers"), merged with and into Allied Capital Lending Corporation ("Allied Lending") (each a "Predecessor Company" and collectively the "Predecessor Companies") pursuant to an Agreement and Plan of Merger, dated as of August 14, 1997, as amended and restated as of September 19, 1997 in a stock-for-stock exchange (the "Merger"). Immediately following the Merger, Allied Lending changed its name to Allied Capital Corporation ("ACC" or the "Company").

     The Merger was treated as a tax-free reorganization under Section 368
(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity
(ACC). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. The consolidated financial statements reflect the operations of ACC with the years ended December 31, 1997 restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

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

NOTE 2. ORGANIZATION

     Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Company has two wholly owned subsidiaries that have also elected to be regulated as BDCs. Allied Investment Corporation is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company ("SBIC"). Allied Investment Corporation is the result of the merger of the Company's two wholly owned SBIC subsidiaries in July 1998 whereby Allied Investment Corporation merged with and into Allied Capital Financial Corporation ("Allied Financial"). Allied Financial then changed its name to Allied Investment Corporation ("Allied Investment"). Allied Capital SBLC Corporation ("Allied SBLC") is licensed by the Small Business Administration ("SBA") as a Small Business Lending Company and is a participant in the SBA Section 7(a) Guaranteed Loan Program. In addition, the Company has also established a real estate investment trust subsidiary, Allied Capital REIT, Inc. ("Allied REIT"). The Company also has several single-member limited liability companies established primarily to hold real estate properties.

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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements for the periods presented have been restated to include the accounts of the Predecessor Companies for all periods presented. Transaction fees and expenses related to the Merger were expensed in the fourth quarter of 1997. The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1998 balances to conform with the 1999 financial statement presentation.

NOTE 4. PORTFOLIO

     The Company's lending operations are conducted in three primary areas: mezzanine finance, commercial real estate finance, including the purchase of commercial mortgage-backed securities, and SBA Section 7(a) guaranteed lending.

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

     At March 31, 1999 and December 31, 1998, approximately 98 percent of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield (at value) on the mezzanine portfolio at March 31, 1999 and December 31, 1998 was 14.0 percent and 14.6 percent, respectively. At March 31, 1999 and December 31, 1998, mezzanine loans and debt securities with a cost basis of $24,922,000 and $20,977,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     The geographic and industry composition of the mezzanine portfolio at March 31, 1999 and December 31, 1998 was as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   26%        28%
Midwest.....................................................   25         27
Southeast...................................................   22         23
West........................................................   15         11
International...............................................    7          7
Northeast...................................................    5          4
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

INDUSTRY
Consumer Products...........................................   22%        25%
Telecommunications..........................................   15         14
Business Services...........................................   13         11
Retail......................................................    8          9
Industrial Products.........................................    8          8
Broadcasting................................................    6          9
Other.......................................................   28         24
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

  COMMERCIAL REAL ESTATE FINANCE

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other third party sellers including life insurance companies and banks.

     At March 31, 1999 and December 31, 1998, approximately 60 percent and 40 percent and 68 percent and 32 percent, of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. The weighted average yield (at value) on the real estate portfolio as of March 31, 1999 and December 31, 1998 equaled 10.4 percent and 10.4 percent, respectively. As of March 31, 1999 and December 31, 1998, loans with a cost basis of $4,804,000 and $5,443,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     The geographic composition and the property types securing the commercial mortgage loan portfolio at March 31, 1999 and December 31, 1998 were as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   37%        36%
Southeast...................................................   29         23
West........................................................   20         22
Midwest.....................................................    9         13
Northeast...................................................    5          6
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

PROPERTY TYPE
Hospitality.................................................   46%        42%
Office......................................................   21         29
Retail......................................................   14         14
Recreation..................................................   12          5
Other.......................................................    7         10
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

  COMMERCIAL MORTGAGE-BACKED SECURITIES

     In December 1998, the Company purchased $67 million of Subordinated Commercial Mortgage Backed Securities ("Subordinated CMBS") for $32 million. In the first quarter of 1999, the Company purchased for a price of $88.0 million, Subordinated CMBS with a face value of $177.9 million. The bonds owned by the Company of non-investment grade and unrated tranches are junior in priority for payment of principal to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinate tranche will bear this loss first.

     As of March 31, 1999 and December 31, 1998, the estimated yield to maturity on the Subordinated CMBS was approximately 14.6 percent and 15.0 percent, respectively. The Company's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, will be achieved.

     On January 30, 1998, the Company in conjunction with Business Mortgage Investors, Inc. ("BMI"), a private REIT managed by the Company, completed a $310 million asset securitization, whereby bonds totaling $239 million were sold in three classes rated "AAA", "AA" and "A" by

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
Standard & Poor's Rating Services and Fitch IBCA, Inc. in a private placement. The three bond classes sold had an aggregate weighted average interest rate of approximately 6.38 percent.

     To effect the securitization, the Company and BMI sold a pool of 97 commercial mortgage loans totaling $310 million to a special purpose, bankruptcy remote entity which transferred the assets to a trust which issued the bonds. The Company contributed approximately 95%, or $295 million, of the total assets securitized, and received cash proceeds, net of costs of approximately $223 million. The Company retained a trust certificate for its residual interest (the "Residual CMBS") in the loan pool sold, and will receive interest income from this Residual CMBS as well as the net spread of the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds (the "Residual Securitization Spread").

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received (i.e., cash, Residual Securitization Spread, Residual CMBS and a servicing asset). As of March 31, 1999, the mortgage loan pool consisted of 67 loans and had an approximate weighted average stated interest rate of 9.3 percent. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the Residual Securitization Spread was determined based on a constant prepayment rate of 7 percent and a discount rate of 14 percent.

  SBA SECTION 7(A) GUARANTEED LENDING

     The Company, through its wholly owned subsidiary, Allied SBLC, participates in the SBA's Section 7(a) Guaranteed Loan Program ("7(a) loans").

     Pursuant to Section 7(a) of the Small Business Act of 1958, the SBA will guarantee 80 percent of any qualified loan up to $100,000 regardless of maturity, and 75 percent of any such loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with no more than $5 million in annual sales or no more than 500 employees.

     The Company charges interest on the 7(a) loans at a variable rate, typically 1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At March 31, 1999 and December 31, 1998, approximately 97 percent and 96 percent, respectively, of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of March 31, 1999 and December 31, 1998, 7(a) loans with a cost basis of $8,729,000 and $11,227,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     The geographic and industry composition of the SBA 7(a) portfolio at March 31, 1999 and December 31, 1998 was as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Midwest.....................................................   38%        34%
Mid-Atlantic................................................   30         29
Southeast...................................................   15         16
West........................................................   12         14
Northeast...................................................    5          7
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

INDUSTRY
Retail......................................................   42%        41%
Hospitality.................................................   29         30
Consumer Products...........................................    6          6
Consumer Services...........................................    5          6
Business Services...........................................    4          4
Broadcasting................................................    3          4
Other.......................................................   11          9
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

NOTE 5. DEBT

     At March 31, 1999 and December 31, 1998, the Company had the following credit facilities:

                                       1999                     1998
                                -------------------      -------------------
                                FACILITY    AMOUNT       FACILITY    AMOUNT
                                 AMOUNT     DRAWN         AMOUNT     DRAWN
                                --------   --------      --------   --------
                                               (IN THOUSANDS)
Debentures and notes payable:
     Master loan and security
       agreement..............  $250,000   $ 56,392      $250,000   $  6,000
     Unsecured long-term notes
       payable................   180,000    180,000       180,000    180,000
     SBA debentures...........    74,650     47,650        74,650     47,650
     OPIC loan................     5,700      5,700         5,700      5,700
     Master repurchase
       agreement..............        --         --       250,000         --
                                --------   --------      --------   --------
          Total debentures and
            notes payable.....   510,350    289,742       760,350    239,350
                                ========   ========      ========   ========
Revolving lines of credit.....   315,000    121,000       200,000     95,000
                                --------   --------      --------   --------
          Total Debt..........  $825,350   $410,742      $960,350   $334,350
                                ========   ========      ========   ========

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED
  MASTER LOAN AND SECURITY AGREEMENT

     The Company, and BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using commercial mortgage loans as collateral under the agreement. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80 percent to 90 percent of the value of the collateral pledged. The agreement generally requires interest only payments with all principal due at maturity. Principal may be repaid at any time without penalty. The agreement bears interest at the one-month London Interbank Offer Rate ("LIBOR") plus 1.0 percent, or 5.9 percent and 6.6 percent, at March 31, 1999 and December 31, 1998, respectively. Average debt outstanding, maximum amount borrowed, and weighted average interest rate charged on this facility for the three months ended March 31, 1999 and for the year ended December 31, 1998 were $48,818,000 and $21,932,000; $84,392,000 and $56,000,000; and 6.1 percent and 6.5 percent respectively. The agreement matures on October 7, 1999.

  UNSECURED LONG-TERM NOTES PAYABLE

     In June 1998 the Company issued three classes of unsecured long-term notes held by private institutional investors. The notes have terms of 5 or 7 years with an aggregate principal balance of $180,000,000. The weighted average interest rate on the notes is 7.2 percent and interest only is payable semi-annually until maturity. The notes may be prepaid in whole or in part together with an interest premium as stipulated in the note agreement.

  SBA DEBENTURES

     At March 31, 1999 and December 31, 1998, the Company had drawn debentures totaling $47,650,000, payable to the SBA at interest rates ranging from 6.9 percent to 9.6 percent. Scheduled maturity dates are as follows: 1999 -- $0; 2000 -- $17,300,000; 2001 -- $9,350,000; 2002 -- $0; 2003 -- $0; and
$21,000,000 thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing, or 6.6 percent and 6.6 percent at March
31, 1999 and December 31,1998, respectively. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

  REVOLVING LINES OF CREDIT

     In March 1999, the Company increased its unsecured revolving line of credit to $315,000,000 from $200,000,000. The facility bears interest at LIBOR plus 1.25 percent, or 6.2 percent and 6.9 percent at March 31, 1999 and December 31, 1998, respectively, and requires a commitment fee equal to 0.25 percent of the committed amount. The new line expires in March 2001. The line of credit requires monthly payments of interest and all principal is due upon its expiration.

     The average debt outstanding on the revolving lines were $71,444,000 and $51,904,000 for the three months ended March 31, 1999 and for the year ended December 31, 1998, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the three months ended March 31, 1999 and for the year ended December 31, 1998 were $121,000,000 and $105,000,000, and 6.6 percent and 6.8 percent, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6. SHAREHOLDERS' EQUITY

     For the three months ended March 31, 1999 and for the year ended December 31, 1998, the Company's compensation committee granted a total of 30,000 options and 5,189,944 options, respectively, to officers of the Company under the stock option plan. The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options have been granted at the market price on the date of grant with a weighted average exercise price equal to $20.15 per share. At March 31, 1999, options for 1,468,676 shares were vested. No options were exercised and 107,222 options were cancelled during the three months ended March 31, 1999. Options were exercised for 10,408 shares and options were canceled for 65,638 shares during the year ended December 31, 1998.

     During the three months ended March 31, 1999, the Company sold 1,455,000 shares of its common stock through an underwriter for net proceeds of $25,906,000, after costs of $1,375,000 which included a discount of 4.0 percent. In addition, the Company sold 576,326 shares of its common stock to an institutional investor. The net proceeds from the transaction were $9,881,000, after costs of $428,000 which included a discount of 3.0 percent.

     In 1998, the Company sold 3,565,000 shares of its common stock through an underwriter for net proceeds of $56,776,000, after costs of $3,384,000 which included a 5.0 percent fee paid to the underwriter. In 1998, the Company also sold 801,959 shares of its common stock to an institutional investor in two transactions. The net proceeds from the transactions were $12,899,000, after costs of $677,000 which included a weighted average discount of 4.0 percent.

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the three months ended March 31, 1999 and for the year ended December 31, 1998 the Company issued 62,979 and 241,482 shares, respectively, at an average price per share of $18.35 and $20.35, respectively.

NOTE 7. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
Net increase in net assets resulting from operations...       $18,580
Less: Preferred stock dividends                                   (55)
                                                              -------
Income available to common shareholders................       $18,525
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      56,799            $0.33
                                                                                               =====
Options outstanding to officers........................                          29
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      56,828            $0.33
                                                                             ======            =====
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
Net increase in net assets resulting from operations...       $32,065
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $32,010
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,814            $0.62
                                                                                               =====
Options outstanding to officers........................                         294
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      52,108            $0.61
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

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and is expensed as the Cut-off Award vests. For the three months ended March 31, 1999 and for the year ended December 31, 1998, $212,000 and $807,000 of the Cut-off Award vested.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD, CONTINUED

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust under the DC Plan and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. For the three months ended March 31, 1999 and for the year ended December 31, 1998, $1,560,000 and $6,242,000, respectively was expensed as a result of the Formula Award. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the three months ended March 31, 1999 and for the year ended December 31, 1998, $61,000 and $270,000, respectively, of the Formula Award was forfeited.

     On January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,062,000 representing the portion of the Formula Award that vested on December 31, 1998.

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.40 per common share dividend, or $23,271,000, for the three months ended March 31, 1999.

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

OVERVIEW

     The Company's primary business is investing in and lending to private small and medium-sized businesses in three areas: mezzanine finance, commercial real estate finance, including the purchase of commercial mortgage-backed securities ("CMBS"), and 7(a) lending.

     The Company's earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gain income earned on the Company's investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan, the amortization of loan origination points and original issue discount, and the amortization of any market discount arising from purchased loans. The level of interest income is directly related to the balance of the investment portfolio multiplied by the effective yield on the portfolio. The Company's ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and the Company's ability to secure financing for its investment activities.

     The total portfolio at value was $885.8 at March 31, 1999 and $800.3 million at December 31, 1998. During the three months ended March 31, 1999, the Company originated investments totaling $159.4 million and received repayments of $37.3 million and sold loans of $40.5 million. As a result, the total portfolio increased by 10.7% from December 31, 1998 to March 31, 1999. The portfolio increased approximately 15% for the year ended December 31, 1998.

                                             AT            AT
                                          MARCH 31,   DECEMBER 31,
           ASSET COMPOSITION                1999          1998
           -----------------              ---------   ------------
Mezzanine Investments...................     42%           46%
Commercial Mortgage Loans...............     22%           27%
Commercial Mortgage-Backed Securities...     21%           13%
SBA 7(a) Loans..........................      6%            7%
Cash and Other Assets...................      9%            7%
                                            ----          ----
                                            100%          100%
                                            ====          ====

MEZZANINE

     Mezzanine loans, debt securities and equity interests were $407.5 million and $388.6 million at March 31, 1999 and December 31, 1998, respectively. The effective yield on the mezzanine loans and debt securities was 14.0% and 14.6% at March 31, 1999 and December 31, 1998, respectively. Mezzanine loan originations and purchases were $39.4 million and $37.8 million for the three months ended March 31, 1999 and 1998, respectively. Mezzanine repayments and sales were $24.6 million and $13.8 million for the three months ended March 31, 1999 and 1998, respectively.

COMMERCIAL MORTGAGE-BACKED SECURITIES

     Commercial Mortgage-Backed Securities (CMBS) were $200.8 million and $113.7 million at March 31, 1999 and December 31, 1998. The portfolio at March 31, 1999 consists of $116.3 million of purchased Subordinated CMBS and $84.5 million of Residual CMBS retained from a $295 million asset securitization the Company completed on January 30, 1998. During the first quarter of 1999, the Company purchased for a price of $88.0 million, Subordinated CMBS with a face value of $177.9 million. As of March 31, 1999 and December 31, 1998, the estimated yield to maturity on the Subordinated CMBS and the Residual CMBS was 14.6% and 10.1% and 15.0% and 9.7%, respectively. As of March 31, 1999 and December 31, 1998, the weighted average yield on the entire CMBS portfolio was 12.7% and 11.2%, respectively.

     Since the fourth quarter of 1998, few commercial lenders have had the liquidity to participate in the purchase of these bonds. The Company will continue to bid on similar CMBS offerings. The purchases of the Subordinated CMBS have had, and will continue to have, the full scrutiny of the Company's stringent underwriting processes. The Company re-underwrites the majority of the loans securing the bonds, including determining its own assessment of cash flow available for debt service and appraisal value, and visits most of the collateral properties.

COMMERCIAL MORTGAGE LOANS

     Commercial mortgage loans were $210.9 million at March 31, 1999 and $233.2 million at December 31, 1998. The weighted average current stated interest rate on the commercial mortgage loan portfolio at March 31, 1999 was 9.8% and at December 31, 1998 was 9.7%. The weighted average yield on the commercial mortgage loan portfolio was 10.4% at March 31, 1999 and 10.4% at December 31, 1998. The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of market discount on purchased loans and original issue discount.

     During the first quarter of 1999, the Company combined its commercial real estate loan origination for sale operations with its SBA lending operations in order to increase its competitiveness in the small business lending area, and in order to increase the premiums earned on loans originated for sale. Small commercial real estate loans originated for sale in the first quarter of 1999 totaled $13.6 million. Sales of small commercial real estate loans in the first quarter of 1999 totaled $31.4 million. Sales in the first quarter of 1999 included loans totaling $17 million that were originated or purchased over several years, and were sold at par.

     The commercial mortgage loan portfolio decreased by 48% for the year ended December 31, 1998. During the first quarter of 1998 the Company decreased its commercial loan portfolio through the securitization of $295 million in commercial real estate loans. Commercial mortgage loan originations and purchases were $198.6 million and repayments were $96.7 million for 1998.

SBA 7(a) LOANS

     The SBA 7(a) loan portfolio was $58.3 million at March 31, 1999 and $56.3 million at December 31, 1998. SBA 7(a) loan originations were $18.4 million and $15.7 million for the three months ended March 31, 1999 and 1998, respectively. Sales of the guaranteed portions of SBA 7(a) loans were $13.0 million and $9.7 million for the three months ended March 31, 1999 and 1998, respectively, and $37.0 million for the year ended December 31, 1998. SBA 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net increase in net assets resulting from operations (NIA) was $18.6 million, or $0.33 per share, and $32.1 million, or $0.61 per share, for the three months ended March 31, 1999 and 1998, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. The NIA for the three months ended March 31, 1998 also includes a gain of $14.8 million, or $0.28 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

     Total interest and related portfolio income was $27.7 million and $36.9 million for the three months ended March 31, 1999 and 1998, respectively. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes net premiums from loan dispositions, prepayment premiums, and advisory fee and other income. 1998 total interest and related portfolio income includes a gain on sale of $14.8 million resulting from a commercial mortgage loan securitization transaction that was completed in January 1998. Excluding this gain, total interest and related portfolio income was $22.1 million for the three months ended March 31, 1998. Thus excluding the 1998 gain on sale, total interest and related portfolio income increased in the first quarter of 1999 as compared to the first quarter of 1998 by 25.3%.

     Interest income totaled $24.7 million and $19.5 million for the three months ended March 31, 1999 and 1998, respectively. Interest income increased $5.2 million or 27% compared to the same period in the prior year. The increase in interest income earned results primarily from changes in the amount of interest bearing investments outstanding during the periods presented. The Company's investment portfolio, excluding equity interests in portfolio companies, increased by 58% to $829.9 million at March 31, 1999 from $524.8 million at March 31, 1998. The weighted average yield on the interest bearing investments in the portfolio at March 31, 1999 was 12.6% as compared to 12.4% at March 31, 1998.

     Net premiums from loan dispositions were $1.9 million and $1.3 million for the three months ended March 31, 1999 and 1998, respectively. Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $1.8 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively. This premium income results primarily from the premium paid by purchasers of the guaranteed portion of the

Company's SBA 7(a) loans into the secondary market and commercial real estate loans sold to third parties, less the origination costs associated with the loans sold. Prepayment premiums were $0.1 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively. While the scheduled maturity of mezzanine and commercial mortgage loans ranges from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Investment advisory fees and other income were $1.1 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. Investment advisory fees are received from the private funds managed by the Company, primarily from a fund managed in Germany.

     Total operating expenses were $12.1 million and $10.2 million for the three months ended March 31, 1999 and 1998, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and general and administrative expenses.

     The Company's single largest expense is interest on indebtedness, which totaled $6.4 million and $4.6 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense increased $1.8 million, or 38%, compared to the same period in the prior year. The increase is attributable to an increase in borrowings by the Company and its subsidiaries under various credit facilities. The Company's total borrowings were $410.7 million and $202.2 million at March 31, 1999 and 1998, respectively. Average outstanding indebtedness for the quarters ended March 31, 1999 and 1998 was $353.9 million and $246.0 million, respectively. The Company's weighted average interest cost on outstanding borrowings at March 31, 1999 and 1998 was 7.2% and 7.6%, respectively.

     Salaries and employee benefits totaled $3.4 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively. Total employees were 108 and 90 at March 31, 1999 and 1998, respectively. The increase in salaries and employee benefits reflects the increase in total employees, combined with wage increases and the experience level of employees hired. The Company was an active recruiter throughout 1998 and in the first quarter of 1999 for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals in 1999 to support anticipated portfolio growth.

     General and administrative expenses include the leases for the Company's headquarters in Washington, DC, and its offices in Chicago and San Francisco. In addition the Company maintains offices focused on small business lending in Detroit, Atlanta and Philadelphia. General and administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. General and administrative expenses totaled $2.4 million and $2.8 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in general and administrative expenses was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. The post-Merger integration expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining decrease is the result of differences that result from the timing of expenses recognized in 1998.

     Operating expenses excluding interest on indebtedness represented approximately 0.63% and 0.77% of the Company's average assets for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, the operating expenses excluding interest on indebtedness as a percent of total interest and related portfolio income less interest expense plus net realized and unrealized capital gains was 22% and 14%, respectively. For the year ended December 31, 1998 this ratio was 22%.

     The cut-off award and formula award totaled $1.8 million, or $0.03 per share, for the three months ended March 31, 1999 and 1998.

     The cut-off award expense totaled $0.2 million for the three months ended March 31, 1999 and 1998. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. Total cut-off award that will vest in 1999 is estimated at $0.8 million.

     The formula award expense totaled $1.6 million for the three months ended March 31, 1999 and 1998. The formula award was designed as an incentive compensation program that would replace canceled stock options that were cancelled as a result of the Company's 1997 Merger and would balance share ownership among key officers. The formula award vests over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998. Assuming all officers who received a formula award remain with the Company over the remaining vesting period, the Company will expense the remaining formula award during 1999 and 2000 in an annual amount of approximately $6.4 million.

     Net realized gains were $0.4 million and $6.4 million for the three months ended March 31, 1999 and 1998, respectively. These gains resulted from the sale of equity securities associated with certain mezzanine and commercial mortgage loans and the realization of unamortized discount resulting from the early repayment of mezzanine and commercial mortgage loans, offset by losses on investments.

     Realized gains totaled $0.8 million and $6.4 million for the three months ended March 31, 1999 and 1998, respectively. Realized gains during 1999 primarily resulted from transactions involving three portfolio companies. Gains resulting from investments in these three companies totaled $0.7 million. Realized losses totaled $0.3 million for the three months ended March 31, 1999. There were no realized losses during the quarter ended March 31, 1998. Realized losses during 1999 resulted primarily from the full or partial liquidation of several portfolio investments. Losses realized in 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $0.3 million in 1999 when the related losses were realized.

     The Company recorded net unrealized gains of $4.3 million and $0.7 million for the three months ended March 31, 1999 and 1998, respectively. Net unrealized gains for 1999 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of net unrealized appreciation resulting from net realized gains. At March 31, 1999, net unrealized appreciation in the portfolio totaled $6.7 million, and was composed of unrealized appreciation of $33.3 million resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $26.6 million resulting primarily from underperforming loan and equity investments in the portfolio. At March 31, 1998, net unrealized appreciation in the portfolio totaled $2.0 million and was composed of unrealized appreciation of $25.1 million and unrealized depreciation of $23.1 million.

     The Company employs a standard grading system for the entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of interest or principal is expected. Grade 4 is used for investments for which some loss of contractually due interest is expected, but no loss of principal is expected. Grade 5 is used for investments for which some loss of principal is expected and the investment is written down to net realizable value. During 1998, the Company began to grade its commercial mortgage and 7(a) loan portfolios using the same grading system used for its mezzanine loan portfolio, so that the Company's entire portfolio would have a uniform grading system. Prior to this, the commercial real estate portfolio used a different grading system and the 7(a) loan portfolio was not graded.

     At March 31, 1999, the Company's portfolio was graded as follows:

             PORTFOLIO BY GRADE
             ------------------                 INVESTMENTS     PERCENTAGE OF
                    GRADE                        AT VALUE      TOTAL PORTFOLIO
                    -----                      -------------   ---------------
                                               (IN MILLIONS)
1............................................     $112.7             12.7%
2............................................      700.6             79.1
3............................................       39.7              4.5
4............................................       19.8              2.2
5............................................       13.0              1.5
                                                  ------            -----
                                                  $885.8            100.0%
                                                  ======            =====

     Grade 5 mezzanine investments totaled $7.7 million at value at March 31, 1999, or 0.9%, of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 mezzanine investments has been reduced from an aggregate cost of $25.7 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential exposure when such exposure is identified. Grade 5 mezzanine investments at December 31, 1998 totaled $6.4 million at value, or 0.8%, of the Company's total portfolio.

     At March 31, 1999, Grade 5 commercial mortgage loans totaled $0.1 million at value. The value of these Grade 5 loans approximates cost because of the estimated value of the underlying collateral securing the loans. Grade 5 commercial mortgage loans at December 31, 1998 totaled $0.1 million at value.

     Grade 5 SBA 7(a) loans totaled $5.2 million at value at March 31, 1999, and have been reduced from an aggregate cost basis of $6.7 million. Grade 5 SBA 7(a) loans at December 31, 1998 totaled $6.3 million at value.

     For the total portfolio, loans greater than 120 days delinquent were $20.0 million at value at March 31, 1999, or 2.3% of the total portfolio. Included in this category are loans valued at $8.4 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1998, were $13.7 million at value, or 1.7% of the total portfolio.

     Because the Company has elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Code, the Company is not taxed on its investment company taxable income and realized capital gains, to the extent that such income and gains are distributed to shareholders. The Company's dividend policy currently is to annually distribute substantially all of its taxable income, including net capital gains, if any. Annual tax distributions may differ from NIA for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

     In order to maintain its RIC status, the Company must, in general, (1) derive at least 90% of its gross income from dividends, interest and gains from the sale of securities; (2) meet investment diversification requirements as defined in the Code; and (3) distribute to shareholders at least 90% of its investment company taxable income annually. The Company intends to take all steps necessary to continue to meet the RIC qualifications. However, there can be no assurance that the Company will continue to elect or qualify for such treatment in future years.

     Certain of the Company's credit facilities limit the Company's ability to declare dividends, should the Company default under certain provisions of the respective credit agreements.

     The weighted average common shares outstanding used to compute basic earnings per share were 56.8 million and 51.8 million for the three months ended March 31, 1999 and 1998, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 56.8 million and 52.1 million for the three months ended March 31, 1999 and 1998, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At March 31, 1999, the Company had $35.2 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its lines of credit.

INDEBTEDNESS

     The Company had outstanding indebtedness at March 31, 1999 as follows:

                                  AMOUNT            ANNUAL
           CLASS               OUTSTANDING     INTEREST RATE(1)
           -----              --------------   ----------------
                              (IN THOUSANDS)
Debentures and notes
  payable:
     Master loan and
       security agreement...     $ 56,392            5.94%
     Unsecured long-term
       notes payable........      180,000            7.21%
     SBA debentures.........       47,650            8.22%
     OPIC loan..............        5,700            6.57%
                                 --------
          Total debentures
            and notes
            payable.........     $289,742            7.12%
                                 ========
Revolving line of credit....     $121,000            7.35%
                                 ========

---------------
(1) The annual interest rate includes the cost of commitment fees and other facility fees.

     MASTER LOAN AND SECURITY AGREEMENT. The Company, in conjunction with Business Mortgage Investors, Inc. ("BMI"), has a facility to borrow up to $250 million, of which $100 million is committed, using its commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement bears interest at one-month London Inter-Bank Offered Rate ("LIBOR") plus 1.0%. The facility matures on October 7, 1999.

     UNSECURED LONG-TERM NOTES PAYABLE. The Company has $180 million in financing through the issuance of unsecured long-term notes with private institutional lenders, primarily insurance companies. The terms of the notes include five- or seven-year maturities, priced at a weighted average rate of 7.2%. The notes require payment of interest only semiannually, and all principal is due upon maturity.

     On May 5, 1999, the Company closed $137 million in additional new long-term financing through the issuance of unsecured long-term notes with private institutional lenders, primarily insurance companies. The terms of the notes include five- or seven-year maturities, priced at a weighted average rate of 7.4%, on substantially the same terms. The notes require payment of interest only semiannually, and all principal is due upon maturity. Proceeds from the notes will be used to pay down the Company's short-term borrowings.

     SBA DEBENTURES. The Company, through its SBIC subsidiary, has debentures totaling $47.7 million payable to the SBA, at interest rates ranging from 6.9% to 9.6% with scheduled maturity dates as follows: 1999 -- $0; 2000 -- $17.3 million; 2001 -- $9.4 million; 2002 -- $0; 2003 -- $0; and $21.0 million thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. During 1997, Congress increased the maximum leverage available to an SBIC to $101.0 million, and the Company intends to continue to borrow under the SBIC program as the situation warrants. The Company currently has a commitment from the SBA for an additional $27.0 million of debt.

     REVOLVING LINE OF CREDIT. The Company has a two-year, $315 million unsecured revolving line of credit which expires in March, 2001. This facility will shortly be increased to $340 million and may be expanded up to $400 million. At the Company's option, the credit facility bears interest at a rate equal to (i) LIBOR plus 1.25% or (ii) the higher of (a) the NationsBank, N.A. prime rate and (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity. The credit facility also requires an annual facility fee equal to 0.25% of the committed amount, regardless of the amount outstanding under the facility, which is payable quarterly in arrears.

EQUITY CAPITAL AND DIVIDENDS

     During the first quarter of 1999, the Company raised $35.8 million in new equity primarily through the sale of shares from its shelf registration statement. At March 31, 1999, total shareholders' equity had increased to $523.0 million.

     The Company expects to distribute four regular quarterly dividends of $0.40 per share during 1999, for total dividends of at least $1.60 per share for 1999. During the first quarter of 1999, the board of directors declared and the Company paid a regular quarterly dividend of $0.40 per share.

     The Company's dividend policy is to distribute substantially all of its taxable income, including capital gains, annually. The Company's taxable income can differ from its financial reporting income due to differences in the timing of revenue and expense recognition. The Company's current regular dividend was determined based on estimated 1999 taxable income. Dividends for 1998 totaled $1.43 per share.

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

     The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowing under short- or long-term credit facilities, through asset sales, or through obtaining new equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis and may hedge variable and short-term interest rate exposure through interest rate swaps, Treasury locks and other techniques when appropriate. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

FINANCIAL OBJECTIVES

     The Company has set forth certain financial objectives that it intends to use in allocating its resources and in selecting new investment opportunities. Management's goal is to increase NIA annually by 15% to 20% and to result in a ratio of NIA to average shareholders' equity, or return on equity, of 19% to 22%. Management believes that the Company will be able to achieve these goals over the next three to five years. Factors that may impede the achievement of these objectives include those described under "Risk Factors" and also include other factors such as changes in the economy, competitive and market conditions, and future business decisions.

YEAR 2000 COMPLIANCE

     The Company has a Year 2000 compliance committee which is responsible for assessing the Company's Year 2000 readiness by focusing on three main areas: the Company's information technology ("IT") and other operating systems, service providers, and portfolio companies. The committee reports periodically to the board of directors and to executive management.

     The Company's IT systems consist of third-party software and relatively new hardware systems. All vendors providing critical software and hardware have indicated that their programs and systems are Year 2000 compliant. All testing of critical software should be completed by May 31, 1999. The Company has tested most of its critical software applications and the test results have indicated the software and systems are Year 2000 compliant. In addition to the testing performed by Company personnel, the Company also contracted with its loan accounting software vendor to perform independent validation tests, using the Company's data, to verify that this software will be Year 2000 compliant. The test results revealed that the Company's loan accounting software is currently Year 2000 compliant. Implementation of tested software and IT systems is planned to be completed by the end of the second quarter 1999. The Company currently has service and maintenance contracts with all its critical software vendors, therefore, no additional costs will be incurred by the Company for the upgrades needed to become compliant.

     The second area of focus is the Company's service providers. The Company continues to monitor all of its critical service providers as they work toward Year 2000 compliance. The Company is not aware of any critical service provider that will not be Year 2000 compliant. However, the Company cannot give any assurance that the service providers will be Year 2000 compliant and that no interruption of business will occur as a result of their noncompliance.

     The Company has sent Year 2000 questionnaires to its portfolio companies to assess their awareness and to evaluate their Year 2000 readiness. Based on the responses to the Year 2000 questionnaires, the portfolio companies have represented that they will be Year 2000 compliant by December 31, 1999. The Company will continue to monitor the progress of its portfolio companies that are working toward Year 2000 compliance. During 1998, the Company began to evaluate each new portfolio company's Year 2000 compliance as part of the due diligence process. No assurance can be given that certain of the Company's portfolio companies will not suffer material adverse effects from Year 2000 issues, and if such adverse effects impact such companies' ability to repay their loans, the Company's operating results and financial condition could be affected.

     The Company estimates its operating costs to reach Year 2000 compliance will be approximately $100,000, and these costs are included in the Company's 1999 budget. This includes time allocated to this task by Company personnel and costs incurred in the testing phase.

     While the Company believes that it is taking the necessary steps to be Year 2000 compliant, it is difficult to fully predict the impact on the Company of non-compliance in any of the above-mentioned areas. Significant non-compliance could result in a material adverse effect on the Company's financial conditions and results from operations. The Company believes that the worst case Year 2000 scenarios may include 1) incurring additional costs to maintain the Company's books and records and to service the Company's investment portfolio, 2) the inability of the Company to access or transfer cash needed to pay its bills or fund new investments, 3) an increase in delinquencies and/or losses due to Year 2000 problems with the Company's portfolio companies, or 4) disruption in the capital markets resulting in a lack of liquidity to the Company. The degree of impact resulting from any of these worst case scenarios cannot be determined at this time. The Company is currently assessing its contingency plan, taking into consideration these worst-case scenarios. This plan will be finalized after the Year 2000 compliance tests and surveys described above are completed.


                          INVESTMENT CONSIDERATIONS

     Investing in the Company involves a number of significant risks and other factors relating to the structure and investment objective of the Company. As a result, there can be no assurance that the Company will achieve its investment objective. In addition to the information contained in this prospectus, you should consider carefully the following information before making investments in the shares.

LENDING TO SMALL, PRIVATELY OWNED COMPANIES INVOLVES A HIGH DEGREE OF RISK.

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

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS.

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

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID.

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

WE INVEST IN NON-INVESTMENT GRADE CMBS.

     The CMBS in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (e.g., "AAA" through "BBB"). Non-investment grade securities usually pay a higher interest rate than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. They tend to react more to changes in interest rates than do higher-rated securities, have a higher risk of default, tend to be less liquid, and may be more difficult to value.

OUR PORTFOLIO IS RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS.

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

WE BORROW MONEY WHICH MAY INCREASE THE RISK OF INVESTING IN OUR COMPANY.

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

     As of March 31, 1999, the Company's debt as a percentage of total liabilities and shareholders' equity was 43%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At March 31, 1999, the Company had $410.7 million of outstanding indebtedness, bearing a weighted annual interest rate of 7.2%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns of at least 3.1% on our portfolio.

CHANGES IN INTEREST RATES MAY AFFECT OUR PROFITABILITY.

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

BECAUSE WE MUST DISTRIBUTE INCOME, WE WILL CONTINUE TO NEED ADDITIONAL CAPITAL.

     We will continue to need capital to fund loans. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions could have a material adverse effect on the Company. We must distribute at least 90% of our net operating income other than net realized long-term capital gains to our stockholders to maintain our regulated investment company ("RIC") status. As a result such earnings will not be available to fund loan originations. We expect to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on the Company's financial condition and our results. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

OUR PORTFOLIO MAY NOT PRODUCE CAPITAL GAINS.

     Mezzanine loans are typically structured as debt securities with a relatively high fixed rate of interest and with an equity feature such as conversion rights, warrants or options. As a result, mezzanine loans will generate interest income from the time they are made, and may also produce a realized gain, from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS.

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

WE OPERATE IN A COMPETITIVE MARKET.

     We compete for investments with many other companies and individuals, some of whom have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate loans at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT.

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

QUARTERLY RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

     The Company's quarterly operating results could fluctuate due to a number of factors. These factors include, among others, the completion of a securitization transaction in a particular calendar quarter, variations in the loan origination volume, variation in timing of loan prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, you should not rely on quarterly results to be indicative of the Company's performance in future quarters.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1998.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first three months of 1999 and the years ended December 31, 1998 and 1997, ACC issued a total of 62,979, 241,482 and 550,971 shares, respectively, pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933. The Company also issued 83,333 unregistered shares for the year ended December 31, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 3(i)(1)   Articles of Amendment and Restatement of the Articles of
           Incorporation.
 3(ii)(2)  Articles of Merger.
 3(iii)(3) By-laws.
 4.1(6)    Specimen certificate of the Company's Common stock, par
           value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
           for other instruments defining the rights of security
           holders.
 4.2(4)    Form of debenture between certain subsidiaries of the
           Company and the U.S. Small Business Administration.
 5         Not applicable.
 9         Not applicable.
10.1(11)   Credit Agreement dated as of March 9, 1999 between the Company, as borrower, each of the financial institutions initially a signatory thereto, as Lenders, and Nationsbank, N.A., as
           administrative agent, Nationsbanc Montgomery Securities LLC, as sole lead arranger and sole book manager, First Union
           National Bank, as syndication agent, BankBoston, N.A., as
           documentation agent, Riggs Bank, N.A., as managing agent, and
           Chevy Chase Bank, F.S.B. and Credit Lyonnais New York Branch,
           as co-agents.
10.2(7)    Note Agreement dated as of April 30, 1998.
10.3(5)    Loan Agreement between Allied I and Overseas Private
           Investment Corporation, dated April 10, 1995. Letter dated
           December 11, 1997 evidencing assignment of Loan Agreement
           from Allied I to the Company.
10.5(8)    Amended and restated Master Loan & Security Agreement dated
           October 7, 1998 among the Company, BMI and Morgan Stanley
           Mortgage Capital, Inc.
10.6(6)    Sale and Servicing Agreement dated as of January 1, 1998
           among Allied Capital CMT, Inc., Allied Capital Commercial
           Mortgage Trust 1998-1 and the Company and LaSalle National
           Bank Inc. and ABN AMRO Bank N.V.
10.7(6)    Indenture dated as of January 1, 1998 between Allied Capital
           Commercial Mortgage Trust 1998-1 and LaSalle National Bank
           Inc.
10.8(6)    Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
           and Wilmington Trust Company.
10.9(6)    Guaranty dated as of January 1, 1998 by the Company.
10.10(3)   Employee Stock Ownership Plan, as amended on December 31,
           1997.
10.10a(7)  First Amendment to the Company's Employee Stock Ownership
           Plan dated April 30, 1998.
10.11(10)  Amended and Restated Deferred Compensation Plan dated
           December 30, 1998.
10.12(9)   Stock Option Plan.
10.13a(6)  Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)  Form of Custody Agreement with La Salle National Bank Inc.
10.18(3)   Dividend Reinvestment Plan.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
11         Statement regarding computation of per share earnings is
           incorporated by reference to Note 7 to the Company's Notes to the Consolidated Financial Statements filed herein as Item 1.
21         Direct subsidiaries of the Company and jurisdiction of
           incorporation/organization:

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

27*        Financial Data Schedule

     --------------------
      *  Filed herewith.

      (1) Incorporated by reference to exhibit 3(i) with Allied Lending's Annual Report on Form 10-K for the year ended December 31, 1996.

      (2) Incorporated by reference from Appendix B to the Company's registration statement on Form N-14 filed on September 26, 1997 (File No. 333-36459).

      (3) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      (4) Incorporated by reference to the exhibit of the same name filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1996.

      (5) Incorporated by reference to Exhibit f.7 of Allied I's Pre-Effective Amendment No. 2 to the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      (6) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 5, 1998 (File No. 333-51899).

      (7) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

      (8) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

      (9) Incorporated by reference to Exhibit 4 of the Allied Capital Corporation Stock Option Plan registration statement on Form S-8, filed on behalf of such Plan on February 3, 1998 (File No. 333-45525).

     (10) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (11) Incorporated by reference to exhibit f.2 filed with the Company's registration statement on Form N-2 on March 26, 1999 (File No. 333-75161).

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ALLIED CAPITAL CORPORATION
                                  --------------------------
                                              (Registrant)


Dated: May 6, 1999                            /s/ Penni F. Roll
       -----------                            -----------------------------
                                              Principal and Chief Financial
                                                Officer