Form 10-Q
period 1999-06-30
ALLIED CAPITAL CORP
filed 1999-08-11
CIK 3906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

          FOR THE QUARTERLY PERIOD            COMMISSION FILE NUMBER:
             ENDED JUNE 30, 1999                      0-22832



                           ALLIED CAPITAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                    MARYLAND                                    52-1081052
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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On August 11, 1999 there were 62,247,536 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALLIED CAPITAL CORPORATION

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheet as of June 30, 1999 and
          December 31, 1998..................................    1
          Consolidated Statement of Operations -- For the
          Three and Six Months Ended June 30, 1999 and
          1998...............................................    2
          Consolidated Statement of Changes in Net
          Assets -- For the Six Months Ended June 30, 1999
          and 1998...........................................    3
          Consolidated Statement of Cash Flows -- For the
          Six Months Ended June 30, 1999 and 1998............    4
          Consolidated Statement of Investments as of June
          30, 1999 and December 31, 1998.....................    5
          Notes to Consolidated Financial Statements........   15
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........   26
     Item 3. Quantitative and Qualitative Disclosures about
      Market Risk...........................................   42

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................   43
     Item 2. Changes in Securities and Use of Proceeds......   43
     Item 3. Defaults Upon Senior Securities................   43
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................   43
     Item 5. Other Information..............................   43
     Item 6. Exhibits and Reports on Form 8-K...............   43
     Signatures.............................................   46

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)             (UNAUDITED)
                                         ASSETS
Portfolio at value:
      Mezzanine loans and debt securities (cost:
       1999-$431,289; 1998-$354,870)........................  $  413,109      $339,163
      Commercial mortgage-backed securities (cost:
       1999-$269,993; 1998-$115,174)........................     268,493       113,674
      Commercial mortgage loans (cost: 1999-$199,725;
       1998-$232,745).......................................     200,107       233,186
      Small Business Administration 7(a) loans (cost:
       1999-$65,316; 1998-$57,651)..........................      64,959        56,285
      Equity interests in portfolio companies (cost:
       1999-$29,971; 1998-$27,618)..........................      52,782        49,391
      Other portfolio assets (cost: 1999-$7,475;
       1998-$8,331).........................................       7,476         8,575
                                                              ----------      --------
          Total portfolio at value..........................   1,006,926       800,274
                                                              ----------      --------
Cash and cash equivalents...................................      25,495        25,075
Other assets................................................      44,639        30,730
                                                              ----------      --------
          Total assets......................................  $1,077,060      $856,079
                                                              ==========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................  $  388,012      $239,350
      Revolving lines of credit.............................     120,000        95,000
      Accounts payable and other liabilities................      20,257        27,912
      Dividends and distributions payable...................          --         1,700
                                                              ----------      --------
          Total liabilities.................................     528,269       363,962
                                                              ----------      --------
Commitments and Contingencies
Preferred stock issued to Small Business Administration.....       7,000         7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 59,938,272 and 56,729,502 issued and
       outstanding at June 30, 1999 and December 31, 1998
       respectively.........................................           6             6
      Additional paid-in capital............................     583,867       526,824
      Common stock held in deferred compensation trust
       (496,412 shares and 810,456 shares at June 30, 1999
       and December 31, 1998, respectively).................     (13,561)      (19,431)
      Notes receivable from sale of common stock............     (23,534)      (23,735)
      Net unrealized appreciation on portfolio..............       1,073         2,380
      Distributions in excess of earnings...................      (6,060)         (927)
                                                              ----------      --------
          Total shareholders' equity........................     541,791       485,117
                                                              ----------      --------
          Total liabilities and shareholders' equity........  $1,077,060      $856,079
                                                              ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999          1998
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------      --------      --------      --------
                                                              (UNAUDITED)                 (UNAUDITED)
Interest and related portfolio income:
      Interest.....................................      $28,158       $18,744       $52,842       $38,245
      Net premiums from loan dispositions..........        2,431           712         4,332         2,048
      Net gain on securitization of commercial
        mortgage loans.............................           --            --            --        14,812
      Investment advisory fees and other income....        2,597         1,865         3,690         3,113
                                                         -------       -------       -------       -------
          Total interest and related portfolio
            income.................................       33,186        21,321        60,864        58,218
                                                         -------       -------       -------       -------
Expenses:
      Interest on indebtedness.....................        8,042         4,232        14,407         8,830
      Salaries and employee benefits...............        3,750         2,667         7,111         5,517
      General and administrative...................        2,926         3,120         5,276         5,877
                                                         -------       -------       -------       -------
          Total operating expenses.................       14,718        10,019        26,794        20,224
      Formula and cut-off awards...................        1,849         2,154         3,621         3,926
                                                         -------       -------       -------       -------
Portfolio income before net realized and unrealized
  gains............................................       16,619         9,148        30,449        34,068
                                                         -------       -------       -------       -------
Net realized and unrealized gains:
      Net realized gains...........................       11,096         7,373        11,562        13,794
      Net unrealized losses........................       (5,594)       (2,045)       (1,310)       (1,321)
                                                         -------       -------       -------       -------
          Total net realized and unrealized
            gains..................................        5,502         5,328        10,252        12,473
                                                         -------       -------       -------       -------
Net increase in net assets resulting from
  operations.......................................      $22,121       $14,476       $40,701       $46,541
                                                         =======       =======       =======       =======
Basic earnings per common share....................      $  0.38       $  0.28       $  0.70       $  0.90
                                                         =======       =======       =======       =======
Diluted earnings per common share..................      $  0.38       $  0.28       $  0.70       $  0.89
                                                         =======       =======       =======       =======
Weighted average common shares
  outstanding -- basic.............................       58,736        51,329        57,758        51,570
                                                         =======       =======       =======       =======
Weighted average common shares
  outstanding -- diluted...........................       58,833        51,866        57,831        51,988
                                                         =======       =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1999       1998
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   --------
                                                                  (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 30,449   $ 34,068
     Net realized gains.....................................    11,562     13,794
     Net unrealized losses..................................    (1,310)    (1,321)
                                                              --------   --------
          Net increase in net assets resulting from
           operations.......................................    40,701     46,541
                                                              --------   --------
Shareholder distributions:
     Portfolio income.......................................   (47,030)   (36,468)
     Preferred stock dividend...............................      (110)      (110)
                                                              --------   --------
          Net decrease in net assets resulting from
           shareholder distributions........................   (47,140)   (36,578)
                                                              --------   --------
Capital share transactions:
     Sale of common stock...................................    54,729         --
     Net decrease in notes receivable from sale of common
      stock.................................................       201      4,209
     Issuance of common stock upon the exercise of stock
      options...............................................        15        173
     Issuance of common stock in lieu of cash
      distributions.........................................     2,379      2,758
     Purchase of common stock by deferred compensation
      trust.................................................        --    (19,375)
     Distribution of common stock by deferred compensation
      trust.................................................     5,869         --
     Other..................................................       (80)       477
                                                              --------   --------
          Net increase (decrease) in net assets resulting
           from capital share transactions..................    63,113    (11,758)
                                                              --------   --------
Total increase (decrease) in net assets.....................  $ 56,674   $ (1,795)
                                                              --------   --------
Net assets at beginning of period...........................  $485,117   $420,060
                                                              --------   --------
Net assets at end of period.................................  $541,791   $418,265
                                                              ========   ========
Net asset value per common share............................  $   9.11   $   8.14
                                                              ========   ========
Common shares outstanding at end of period..................    59,442     51,360
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999       1998
(IN THOUSANDS)                                                --------   ---------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $ 40,701   $  46,541
  Adjustments
     Net unrealized losses..................................     1,310       1,321
     Net gain on securitization of commercial mortgage
      loans.................................................        --     (14,812)
     Depreciation and amortization..........................     2,999         391
     Amortization of loan discounts and fees................    (4,434)     (1,689)
     Changes in other assets and liabilities................   (14,137)    (13,975)
                                                              --------   ---------
       Net cash provided by operating activities............    26,439      17,777
                                                              --------   ---------
Cash flows from investing activities:
  Investments in small business concerns....................  (342,485)   (248,799)
  Collections of investment principal.......................    71,910      58,161
  Proceeds from loan sales..................................    68,018      21,539
  Proceeds from securitization of commercial mortgage
     loans..................................................        --     223,401
  Net redemption of U.S. government securities..............        --      11,091
  Collections of notes receivable from sale of common
     stock..................................................       201       4,209
  Other investing activities................................    (5,526)         --
                                                              --------   ---------
       Net cash (used in) provided by investing
        activities..........................................  (207,882)     69,602
                                                              --------   ---------
Cash flows from financing activities:
  Sale of common stock......................................    54,729         172
  Purchase of common stock by deferred compensation trust...        --     (19,375)
  Common dividends and distributions paid...................   (46,418)    (34,296)
  Special undistributed earnings distribution paid..........        --      (8,261)
  Preferred stock dividends.................................      (110)       (330)
  Net borrowings under (payments on) debentures and notes
     payable................................................   148,662     (48,821)
  Net borrowings under (payments on) revolving lines of
     credit.................................................    25,000        (842)
  Other financing activities................................        --      (5,290)
                                                              --------   ---------
       Net cash provided by (used in) financing
        activities..........................................   181,863    (117,043)
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........  $    420   $ (29,664)
Cash and cash equivalents at beginning of period............  $ 25,075   $  70,437
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $ 25,495   $  40,773
                                                              ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INVESTMENTS

        PORTFOLIO COMPANY                                                            JUNE 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES
ACE Products, Inc.                 Debt Securities                                $ 13,163   $ 13,163
-----------------------------------------------------------------------------------------------------
Acme Paging, L.P.                  Debt Securities                                   6,438      6,438
                                   Partnership Interest                              1,456      2,100
-----------------------------------------------------------------------------------------------------
Allied Office Products             Debt Securities                                   4,951      4,951
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.    Warrants                                            125        125
-----------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)              High Yield Debt                                   5,385      5,385
-----------------------------------------------------------------------------------------------------
ASW Holding Corporation            Warrants                                             25         25
-----------------------------------------------------------------------------------------------------
Avborne, Inc.                      Debt Securities                                  11,578     11,578
                                   Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc. (1)        Common Stock (342,938 shares)                       330         --
-----------------------------------------------------------------------------------------------------
CampGroup, LLC                     Debt Securities                                   2,445      2,445
                                   Warrants                                            220        220
-----------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)       Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------
Celebrities, Inc.                  Debt Securities                                     324        324
                                   Warrants                                             12         12
-----------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.             Debt Securities                                   1,610        850
                                   Common Stock (220 shares)                             1         --
-----------------------------------------------------------------------------------------------------
COHR, Inc.                         Debt Securities                                  20,228     20,228
                                   Common Stock (277,778 shares)                       245      3,245
-----------------------------------------------------------------------------------------------------
Convenience Corporation of         Debt Securities                                   8,391      2,774
  America                          Series A Preferred Stock (31,521 shares)            334         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.     Debt Securities                                   3,455      3,455
                                   Warrants                                             --      1,138
-----------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC             Loan                                              5,915      5,915
-----------------------------------------------------------------------------------------------------
Cosmetic Manufacturing             Debt Securities                                   2,952      2,952
  Resources, LLC                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Coverall North America             Loan                                              8,919      8,919
-----------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.         Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.         Warrants                                            250         --
-----------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)          Warrants                                            350         85
-----------------------------------------------------------------------------------------------------
Directory Investment Corporation   Common Stock (470 shares)                            --         --
-----------------------------------------------------------------------------------------------------
Directory Lending Corporation      Series A Common Stock (34 shares)                    --         --
                                   Series B Common Stock (6 shares)                      8         --
                                   Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                            JUNE 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Drilltec Patents & Technologies    Loan                                           $ 10,642   $  8,930
  Company, Inc.
-----------------------------------------------------------------------------------------------------
ECM Enterprises                    Loan                                                 28          4
-----------------------------------------------------------------------------------------------------
EDM Consulting, LLC                Loans                                                14         14
                                   Debt Securities                                   1,875        540
                                   Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.     Loans                                               306        306
-----------------------------------------------------------------------------------------------------
Enterprise Software, Inc. (1)      Debt Securities                                  14,895     14,895
                                   Common Stock (147,975 shares)                     1,176      1,124
                                   Warrants                                             --        425
-----------------------------------------------------------------------------------------------------
Eparfin S.A.                       Loan                                                 29         29
-----------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)    Warrants                                              6         --
-----------------------------------------------------------------------------------------------------
Everything Yogurt                  Loan                                                 17         17
-----------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.     Series A Preferred Stock (500 shares)               497        497
                                   Common Stock (2,500 shares)                           3          3
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Fairchild Industrial Products      Debt Securities                                   5,727      5,727
  Company                          Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------
FHM Distributions, Inc.            Loans                                               200        200
-----------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)           Debt Securities                                  11,848     11,848
                                   Warrants                                            970        970
-----------------------------------------------------------------------------------------------------
Galaxy American                    Debt Securities                                  30,721     30,721
  Communications, LLC              Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Genoa Mine Acquisition             Loan                                                242        242
  Corporation
-----------------------------------------------------------------------------------------------------
Gibson Guitar Corporation          Debt Securities                                  15,406     15,406
                                   Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.            Loans                                             5,000      5,000
                                   Convertible Debentures                              500        500
                                   Warrants                                             --        154
-----------------------------------------------------------------------------------------------------
Golden Eagle/Satellite             Loans                                             1,390      1,390
  Archery, LLC                     Convertible Debentures                            2,248      2,242
-----------------------------------------------------------------------------------------------------
Grant Broadcasting System II       Warrants                                            139      7,338
-----------------------------------------------------------------------------------------------------
Grant Television, Inc.             Debt Securities                                   9,165      9,165
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Han Hie                            Loan                                                507        507
-----------------------------------------------------------------------------------------------------
Hotelevision, Inc.                 Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------
Jack Henry & Associates, Inc. (1)  Common Stock (90,498 shares)                         26      3,331
-----------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.        Loan                                                 73         73
-----------------------------------------------------------------------------------------------------
JRI Industries, Inc.               Debt Securities                                   2,125      2,125
                                   Warrants                                             74         74
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                            JUNE 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Julius Koch USA, Inc.              Debt Securities                                $  4,222   $  4,222
                                   Warrants                                            324      2,700
-----------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.           Warrants                                            348      3,500
                                   Equity Interest                                       4          5
-----------------------------------------------------------------------------------------------------
Kirkland's, Inc.                   Debt Securities                                   6,300      6,300
                                   Warrants                                             96      1,500
-----------------------------------------------------------------------------------------------------
Kyrus Corporation                  Debt Securities                                   7,629      7,629
                                   Warrants                                            348        348
-----------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.   Debt Securities                                   3,420      3,420
                                   Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------
Lingcomm, Inc.                     Loan                                                207        207
-----------------------------------------------------------------------------------------------------
Liqui-Dri Foods, Inc.              Loans                                            10,595     10,595
-----------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)         High Yield Debt                                  15,150     15,150
-----------------------------------------------------------------------------------------------------
Love Funding Corporation           Series D Preferred Stock (26,000 shares)            359        213
-----------------------------------------------------------------------------------------------------
May Investments                    Loan                                                 47         --
-----------------------------------------------------------------------------------------------------
Meigher Communications, L.P.       Loan                                              2,928      2,928
-----------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus, LLC     Loan                                             10,768     10,768
-----------------------------------------------------------------------------------------------------
Midview Associates, L.P.           Options                                              --         --
-----------------------------------------------------------------------------------------------------
Mihadas                            Loan                                                285        285
-----------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.             Common Stock (18 shares)                            250         --
-----------------------------------------------------------------------------------------------------
Monarch Machine Tool Company(1)    Loan                                              1,328      1,328
                                   Common Stock (41,644 shares)                        143        143
-----------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.         Loans                                                17         17
                                   Debt Securities                                   1,823        219
                                   Common Stock (33,333 shares)                         --         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Morton Industrial Group (1)        Common Stock (5,835 shares)                         241         82
-----------------------------------------------------------------------------------------------------
MVL Group                          Debt Securities                                  14,600     14,600
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
New York Donut Corporation         Loan                                                 36         36
-----------------------------------------------------------------------------------------------------
Nobel Learning Communities,        Debt Securities                                   9,454      9,454
  Inc. (1)                         Series D Convertible Preferred Stock              2,000      2,000
                                     (265,957 shares)
                                   Warrants                                            575        575
-----------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,      Debt Securities                                     398        398
  L.P.
-----------------------------------------------------------------------------------------------------
Nursefinders, Inc.                 Debt Securities                                  10,883     10,883
                                   Warrants                                            900        900
-----------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.            Debt Securities                                     589        140
                                   Warrants                                             77         --
-----------------------------------------------------------------------------------------------------
Opinion Research Corporation(1)    Debt Securities                                  13,822     13,822
                                   Warrants                                          1,030      1,030
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                            JUNE 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
PAL Liberty, Inc.                  Loan                                           $    216   $    216
-----------------------------------------------------------------------------------------------------
Panera Bread Company (1)           Warrants                                            227         --
-----------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.               Loan                                                 31         31
                                   Preferred Stock (276 shares)                        160        222
                                   Common Stock (24 shares)                             --         --
-----------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)            Debt Securities                                   4,591      2,591
                                   Common Stock (208,000 shares)                        59         27
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Progressive International          Debt Securities                                   3,935      3,935
  Corporation                      Common Stock (197 shares)                            13         13
                                   Preferred Stock (500 shares)                        500        500
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Quality Software Products          Common Stock (94,479 shares)                        901        764
  Holdings, PLC (1)
-----------------------------------------------------------------------------------------------------
R.L. Singletary                    Loan                                                 92         92
-----------------------------------------------------------------------------------------------------
Schwinn/GT                         Debt Securities                                   9,790      9,790
                                   Warrants                                            395        395
-----------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.         Series A Preferred Stock (1,000 shares)             993        271
-----------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.            Debt Securities                                   8,103      8,103
                                   Common Stock (2,000 shares)                         200        200
                                   Preferred Stock (300 shares)                        300        300
                                   Warrants                                            446        446
-----------------------------------------------------------------------------------------------------
Southwest PCS, LP                  Debt Securities                                   7,355      7,355
                                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Spa Lending Corporation            Preferred Stock (28,625 shares)                     403        310
                                   Common Stock (6,208 shares)                          24         --
-----------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,   Loans                                             6,130      4,641
  Inc.
                                   Debt Securities                                   2,445        676
-----------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.      Debt Securities                                  11,659     11,659
                                   Options                                             266        266
-----------------------------------------------------------------------------------------------------
Teknekron Infoswitch Corporation   Debt Securities                                  15,000     15,000
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Total Foam, Inc.                   Debt Securities                                   1,545        149
                                   Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC        Debt Securities                                   3,880      3,880
                                   Warrants                                             54         54
                                   Common Units (2,325 units)                          500        500
-----------------------------------------------------------------------------------------------------
Unitel, Inc.                       Debt Securities                                   3,637      3,637
                                   Warrants                                            360        360
-----------------------------------------------------------------------------------------------------
Vianova Resins GmbH                Debt Securities                                   1,652      1,652
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Vidon, Inc.                        Loan                                                257        257
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                            JUNE 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
William R. Dye                     Loan                                           $    263   $    263
-----------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company   Warrants                                             24        322
-----------------------------------------------------------------------------------------------------
Wilton Industries, Inc.            Loan                                             12,390     12,390
-----------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition               Debt Securities                                  15,103     15,103
  Corporation                      Common Stock (99 shares)                            100        100
                                   Preferred Stock (100 shares)                      3,700      3,700
-----------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (96 investments)                          $461,260   $465,891
-----------------------------------------------------------------------------------------------------

                                                                                JUNE 30, 1999
                                              INTEREST        NUMBER OF    -----------------------
                                            RATE RANGES      INVESTMENTS      COST        VALUE
                                          ----------------   -----------   ----------   ----------
                                                                                 (UNAUDITED)
COMMERCIAL MORTGAGE-BACKED SECURITIES
Subordinated CMBS                                                  5       $  184,694   $  184,694
--------------------------------------------------------------------------------------------------
Residual CMBS                                                      1           75,475       75,475
--------------------------------------------------------------------------------------------------
Residual securitization spread                                     1            9,824        8,324
--------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                   7       $  269,993   $  268,493
--------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE LOANS
                                          Up to   6.99%            4       $    1,353   $    1,353
                                          7.00%- 8.99%            25           83,386       83,386
                                          9.00%-10.99%            59           64,043       64,425
                                          11.00%-12.99%           17           38,447       38,447
                                          13.00%-14.99%            3           12,370       12,370
                                          15.00% and above         1              126          126
--------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                             109       $  199,725   $  200,107
--------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                          Up to   6.99%            2       $       70   $       70
                                           7.00%- 8.99%            7              120           43
                                           9.00%-10.99%           381          63,261       63,602
                                          11.00%-12.99%           28            1,603        1,065
                                          13.00%-14.99%            3              262          179
                                          15.00% and above        --               --           --
--------------------------------------------------------------------------------------------------
     Total Small Business Administration                         421       $   65,316   $   64,959
       7(a) loans
--------------------------------------------------------------------------------------------------
Other portfolio assets                                             8       $    7,475   $    7,476
--------------------------------------------------------------------------------------------------
Total portfolio at value                                         641       $1,003,769   $1,006,926
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES
Acme Paging, L.P.              Debt Securities                                      $  6,273   $  6,273
                               Partnership Interest                                    1,456      2,600
-------------------------------------------------------------------------------------------------------
American Barbecue & Grill,     Loans                                                   1,475      1,475
  Inc.
                               Debt Securities                                         2,084      2,084
                               Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)          High Yield Debt                                         5,086      5,086
-------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.        Loans                                                     570        570
-------------------------------------------------------------------------------------------------------
ASW Holding Corporation        Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc. (1)      Debt Securities                                         7,427      7,427
                               Warrants                                                  227          8
-------------------------------------------------------------------------------------------------------
Avborne, Inc.                  Debt Securities                                        12,510     12,510
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc. (1)    Common Stock (342,938 shares)                             330         --
-------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)   Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------
Celebrities, Inc.              Debt Securities                                           339        339
                               Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation  Debt Securities                                         1,991         50
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.         Debt Securities                                         1,557      1,557
                               Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------
Convenience Corporation of     Debt Securities                                         8,391      2,774
  America                      Series A Preferred Stock (31,521 shares)                  334         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cooper Natural Resources,      Debt Securities                                         3,450      3,450
  Inc.
                               Warrants                                                   --      1,138
-------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC         Loan                                                    5,860      5,860
-------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing         Debt Securities                                         2,948      2,948
  Resources, LLC               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Coverall North America         Loan                                                    8,915      8,915
-------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.     Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.     Warrants                                                  250        250
-------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)      Warrants                                                  350        133
-------------------------------------------------------------------------------------------------------
Directory Investment           Common Stock (470 shares)                                  --        148
  Corporation
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Directory Lending Corporation  Series A Common Stock (1,031 shares)                 $     --   $     --
                               Series B Common Stock (188 shares)                        235        161
                               Series C Common Stock (292 shares)                        656        449
                               Series A Preferred Stock (214 shares)                     307        210
                               Series B Preferred Stock (175 shares)                     931        638
                               Series C Preferred Stock (58 shares)                       58         40
-------------------------------------------------------------------------------------------------------
Drilltec Patents &             Loan                                                   10,020     10,020
  Technologies Company, Inc.
-------------------------------------------------------------------------------------------------------
ECM Enterprises                Loan                                                       31          4
-------------------------------------------------------------------------------------------------------
EDM Consulting, LLC            Loans                                                      30         30
                               Debt Securities                                         1,875        680
                               Common Stock (100 shares)                                 250         --
-------------------------------------------------------------------------------------------------------
El Dorado Communications,      Loans                                                     306        306
  Inc.
-------------------------------------------------------------------------------------------------------
Enterprise Software, Inc. (1)  Debt Securities                                        14,880     14,880
                               Common Stock (147,975 shares)                           1,176        683
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Eparfin S.A.                   Loan                                                       29         29
-------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.    Warrants                                                    6         --
  (1)
-------------------------------------------------------------------------------------------------------
Everything Yogurt              Loan                                                       34         34
-------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery,      Series A Preferred Stock (500 shares)                     497        497
  Inc.
                               Common Stock (2,500 shares)                                 3          3
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Fairchild Industrial Products  Debt Securities                                         5,702      5,702
  Company                      Warrants                                                  280      3,629
-------------------------------------------------------------------------------------------------------
FHM Distributions, Inc.        Loans                                                     200        200
-------------------------------------------------------------------------------------------------------
Galaxy American                Debt Securities                                        30,703     30,703
  Communications, LLC          Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation      Debt Securities                                        15,080     15,080
                               Warrants                                                  525      1,000
-------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.        Loans                                                   5,000      5,000
                               Convertible Debentures                                    500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite         Loans                                                   1,390      1,390
  Archery, LLC                 Convertible Debentures                                  2,248      2,242
-------------------------------------------------------------------------------------------------------
Grant Broadcasting System II   Warrants                                                  139      3,600
-------------------------------------------------------------------------------------------------------
Grant Television, Inc.         Debt Securities                                         9,154      9,154
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Han Hie                        Loan                                                      510        510
-------------------------------------------------------------------------------------------------------
H.B.N. Communications, Inc.    Loan                                                      233        233
-------------------------------------------------------------------------------------------------------
Hotelevision, Inc.             Preferred Stock (1,000,000 shares)                      1,000      1,000
-------------------------------------------------------------------------------------------------------
In the Dough, Inc.             Loan                                                        2          2
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

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Vidon, Inc.                    Loan                                                 $    259   $    259
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      265        265
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Warrants                                                   24        322
  Company
-------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.        Loan                                                   12,000     12,000
-------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation   Loan                                                    3,812      3,812
-------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition           Debt Securities                                        15,094     15,094
  Corporation                  Common Stock (99 shares)                                  100        100
                               Preferred Stock (100 shares)                            3,700      3,700
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (94 investments)                            $382,488   $388,554
-------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31, 1998
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE-BACKED SECURITIES
Subordinated CMBS                                                    1       $ 32,221   $ 32,221
------------------------------------------------------------------------------------------------
Residual CMBS                                                        1         70,771     70,771
------------------------------------------------------------------------------------------------
Residual securitization spread                                       1         12,182     10,682
------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                     3       $115,174   $113,674
------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            3       $  1,327   $  1,327
                                             7.00%- 8.99%           43        104,872    104,872
                                             9.00%-10.99%          102         69,635     70,076
                                            11.00%-12.99%           31         44,424     44,424
                                            13.00%-14.99%            4         12,362     12,362
                                            15.00% and above         1            125        125
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               184       $232,745   $233,186
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                           Up to   6.99%            12       $    160   $    115
                                            7.00%- 8.99%            12            134         57
                                            9.00%-10.99%           364         51,925     51,343
                                           11.00%-12.99%            53          5,148      4,592
                                           13.00%-14.99%             5            284        178
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration                           446       $ 57,651   $ 56,285
       7(a) loans
------------------------------------------------------------------------------------------------
Other portfolio assets                                               6       $  8,331   $  8,575
------------------------------------------------------------------------------------------------
Total portfolio at value                                           733       $796,389   $800,274
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

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

     The Merger was treated as a tax-free reorganization under Section 368
(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity
(ACC). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. The consolidated financial statements reflect the operations of ACC with the year ended December 31, 1997 restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1998 balances to conform with the 1999 financial statement presentation.

NOTE 4. PORTFOLIO

     The Company's lending operations are conducted in three primary areas: mezzanine finance, commercial real estate finance, and SBA Section 7(a) guaranteed lending.

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

     At June 30, 1999 and December 31, 1998, approximately 99 percent and 98 percent, respectively, of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield (at value) on the mezzanine portfolio at June 30, 1999 and December 31, 1998 was 13.7 percent and
14.6 percent, respectively. At June 30, 1999 and December 31, 1998, mezzanine loans and debt securities with a cost basis of $25,034,000 and $20,977,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     The geographic and industry composition of the mezzanine portfolio at June 30, 1999 and December 31, 1998 was as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Midwest.....................................................   25%        27%
Southeast...................................................   24         23
Mid-Atlantic................................................   23         28
West........................................................   16         11
International...............................................    6          7
Northeast...................................................    6          4
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

INDUSTRY
Business Services...........................................   30%        11%
Consumer Products...........................................   18         25
Telecommunications..........................................   13         14
Industrial Products.........................................   12          8
Education...................................................    7          8
Retail......................................................    6          9
Broadcasting................................................    4          9
Other.......................................................   10         16
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

  COMMERCIAL MORTGAGE-BACKED SECURITIES

     In December 1998, the Company purchased $67 million of Subordinated Commercial Mortgage-Backed Securities ("Subordinated CMBS") for $32 million. For the six months ended June 30, 1999, the Company purchased for a price of $155.5 million, Subordinated CMBS with a face value of $322.8 million. The bonds owned by the Company of non-investment grade and unrated tranches are junior in priority for payment of principal to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinate tranche will bear this loss first.

     As of June 30, 1999 and December 31, 1998, the estimated yield to maturity on the Subordinated CMBS was approximately 14.4 percent and 15.0 percent, respectively. The Company's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, will be achieved.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     On January 30, 1998, the Company in conjunction with Business Mortgage Investors, Inc. ("BMI"), a private REIT managed by the Company, completed a $310 million asset securitization, whereby bonds totaling $239 million were sold in three classes rated "AAA", "AA" and "A" by Standard & Poor's Rating Services and Fitch IBCA, Inc. in a private placement. The three bond classes sold had an aggregate weighted average interest rate of approximately 6.38 percent.

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

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received (i.e., cash, Residual Securitization Spread, Residual CMBS and a servicing asset). As of June 30, 1999, the mortgage loan pool had an approximate weighted average stated interest rate of 9.4 percent. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the Residual Securitization Spread was determined based on a constant prepayment rate of 7 percent and a discount rate of 14 percent.

     The geographic composition and the property types securing the total commercial mortgage-backed securities portfolio at June 30, 1999 and December 31, 1998 were as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
West........................................................   31%        17%
Southeast...................................................   23         25
Mid-Atlantic................................................   21         32
Midwest.....................................................   21         19
Northeast...................................................    4          7
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===
PROPERTY TYPE
Retail......................................................   33%        32%
Housing.....................................................   29         13
Office......................................................   20         21
Hospitality.................................................   10         23
Other.......................................................    8         11
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
  COMMERCIAL REAL ESTATE FINANCE

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other third party sellers including life insurance companies and banks.

     At June 30, 1999 and December 31, 1998, approximately 65 percent and 35 percent and 68 percent and 32 percent of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. The weighted average yield (at value) on the real estate portfolio as of June 30, 1999 and December 31, 1998 equaled 10.1 percent and 10.4 percent, respectively. As of June 30, 1999 and December 31, 1998, loans with a cost basis of $4,310,000 and $5,443,000, respectively, were not accruing interest.

     The geographic composition and the property types securing the commercial mortgage loan portfolio at June 30, 1999 and December 31, 1998 were as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   41%        37%
Southeast...................................................   25         26
West........................................................   24         24
Midwest.....................................................    6          9
Northeast...................................................    4          4
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

PROPERTY TYPE
Hospitality.................................................   37%        47%
Office......................................................   33         20
Retail......................................................   11         14
Recreation..................................................   11          7
Other.......................................................    8         12
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

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

     The Company charges interest on the 7(a) loans at a variable rate, typically 1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At June 30, 1999 and

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
December 31, 1998, approximately 98 percent and 96 percent, respectively, of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of June 30, 1999 and December 31, 1998, 7(a) loans with a cost basis of $10,568,000 and $11,227,000, respectively, were not accruing interest.

     The geographic and industry composition of the SBA 7(a) portfolio at June 30, 1999 and December 31, 1998 was as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Midwest.....................................................   36%        34%
Mid-Atlantic................................................   36         29
Southeast...................................................   15         16
West........................................................    9         14
Northeast...................................................    4          7
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

INDUSTRY
Retail......................................................   42%        41%
Hospitality.................................................   28         30
Consumer Products...........................................    8          6
Consumer Services...........................................    5          6
Business Services...........................................    4          4
Broadcasting................................................    3          4
Other.......................................................   10          9
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT

     At June 30, 1999 and December 31, 1998, the Company had the following credit facilities:

                                                    1999                     1998
                                             -------------------      -------------------
                                             FACILITY    AMOUNT       FACILITY    AMOUNT
                                              AMOUNT     DRAWN         AMOUNT     DRAWN
                                             --------   --------      --------   --------
                                                            (IN THOUSANDS)
Debentures and notes payable:
     Master loan and security agreement....  $250,000   $ 17,662      $250,000   $  6,000
     Unsecured long-term notes payable.....   317,000    317,000       180,000    180,000
     SBA debentures........................    74,650     47,650        74,650     47,650
     OPIC loan.............................     5,700      5,700         5,700      5,700
     Master repurchase agreement...........        --         --       250,000         --
     Senior note payable...................        --         --            --         --
                                             --------   --------      --------   --------
          Total debentures and notes
            payable........................   647,350    388,012       760,350    239,350
                                             --------   --------      --------   --------
Revolving lines of credit..................   340,000    120,000       200,000     95,000
                                             --------   --------      --------   --------
          Total Debt.......................  $987,350   $508,012      $960,350   $334,350
                                             ========   ========      ========   ========

  MASTER LOAN AND SECURITY AGREEMENT

     The Company, and BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using commercial mortgage loans as collateral under the agreement. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80 percent to 90 percent of the value of the collateral pledged. The agreement generally requires interest only payments with all principal due at maturity. Principal may be repaid at any time without penalty. The agreement bears interest at the one-month London Interbank Offer Rate ("LIBOR") plus 1.0 percent, or 6.2 percent and 6.6 percent, at June 30, 1999 and December 31, 1998, respectively. Average debt outstanding, maximum amount borrowed, and weighted average interest rate charged on this facility for the six months ended June 30, 1999 and for the year ended December 31, 1998 were $42,472,000 and $21,932,000;
$84,392,000 and $56,000,000; and 6.0 percent and 6.5 percent; respectively. The agreement matures on October 7, 1999.

  UNSECURED LONG-TERM NOTES PAYABLE

     In June 1998 and May 1999 the Company issued five classes of unsecured long-term notes held by private institutional investors. The notes have terms of 5 or 7 years with an aggregate principal balance of $317,000,000. The weighted average interest rate on the notes is 7.3 percent and interest only is payable semi-annually until maturity. The notes may be prepaid in whole or in part together with an interest premium as stipulated in the note agreement.

  SBA DEBENTURES

     At June 30, 1999 and December 31, 1998, the Company had drawn debentures totaling $47,650,000 payable to the SBA at interest rates ranging from 6.9 percent to 9.6 percent. Scheduled maturity dates are as follows: 1999 -- $0; 2000 -- $17,300,000; 2001 -- $9,350,000; 2002 -- $0; 2003 -- $0; and $21,000,000
thereafter. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED
  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing, or 6.6 percent at June 30, 1999 and December 31, 1998. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

  REVOLVING LINES OF CREDIT

     In May 1999, the Company increased its unsecured revolving line of credit to $340,000,000 from $315,000,000. The facility bears interest at LIBOR plus
1.25 percent, or 6.5 percent and 6.9 percent at June 30, 1999 and December 31, 1998, respectively, and requires a commitment fee equal to 0.25 percent of the committed amount. The new line expires in March 2001. The line of credit requires monthly payments of interest and all principal is due upon its expiration.

     The average debt outstanding on the revolving lines were $69,354,000 and $51,904,000 for the six months ended June 30, 1999 and for the year ended December 31, 1998, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the six months ended June 30, 1999 and for the year ended December 31, 1998 were $174,000,000 and $105,000,000, and 6.4 percent and 6.8 percent, respectively.

NOTE 6. SHAREHOLDERS' EQUITY

     For the six months ended June 30, 1999 and for the year ended December 31, 1998, the Company's compensation committee granted a total of 30,000 options and 5,189,944 options, respectively, to officers of the Company under the ACC Plan. The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options have been granted at the market price on the date of grant with a weighted average exercise price equal to $20.15 per share. At June 30, 1999, options for 1,438,090 shares were vested. 834 options were exercised and 141,695 options were cancelled during the six months ended June 30, 1999. Options were exercised for 10,408 shares, and options were canceled for 65,638 shares during the year ended December 31, 1998.

     During the six months ended June 30, 1999, the Company sold 1,963,000 shares of its common stock through underwriters for net proceeds of $34,896,000, after costs of $1,783,000 which included a weighted average discount of 3.7 percent. In addition, the Company sold 1,136,439 shares of its common stock to an institutional investor in two transactions. The net proceeds from the transactions were $19,833,000, after costs of $785,000 which included a discount of 3.0 percent.

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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6. SHAREHOLDERS' EQUITY, CONTINUED
     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the six months ended June 30, 1999 and for the year ended December 31, 1998, the Company issued 117,398 and 241,482 shares, respectively, at an average price per share of $19.52 and $20.35, respectively.

NOTE 7. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
Net increase in net assets resulting from operations...       $22,121
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $22,066
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      58,736            $0.38
                                                                                               =====
Options outstanding to officers........................                          97
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      58,833            $0.38
                                                                             ======            =====
FOR THE THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
Net increase in net assets resulting from operations...       $14,476
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $14,421
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,329            $0.28
                                                                                               =====
Options outstanding to officers........................                         537
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,866            $0.28
                                                                             ======            =====
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
Net increase in net assets resulting from operations...       $40,701
Less: Preferred stock dividends                                  (110)
                                                              -------
Income available to common shareholders................       $40,591
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      57,758            $0.70
                                                                                               =====
Options outstanding to officers........................                          73
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      57,831            $0.70
                                                                             ======            =====
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
Net increase in net assets resulting from operations...       $46,541
Less: Preferred stock dividends........................          (110)
                                                              -------
Income available to common shareholders................       $46,431
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,570            $0.90
                                                                                               =====
Options outstanding to officers........................                         418
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,988            $0.89
                                                                             ======            =====

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9. EARNINGS PER COMMON SHARE, CONTINUED
     Basic earnings per common share was computed by dividing the net increase in net assets resulting from operations, after deducting preferred stock dividends, by the weighted average number of common shares outstanding each period.

     Diluted earnings per common share was computed by dividing the net increase in net assets resulting from operations, after deducting preferred stock dividends, by the weighted average number of common shares outstanding plus common shares issuable upon assumed exercise of stock options outstanding each period.

NOTE 8. FORMULA AWARD AND CUT-OFF AWARD

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust under the DC Plan (see Note 10) and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. For the six months ended June 30, 1999 and for the year ended December 31, 1998, $3,121,000 and $6,242,000, respectively was expensed as a result of the Formula Award. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the six months ended June 30, 1999 and for the year ended December 31, 1998, $61,000 and $270,000, respectively, of the Formula Award was forfeited.

     On January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,062,000 representing the portion of the Formula Award that vested on December 31, 1998.

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and is expensed as the Cut-off Award vests. For the six months ended June 30, 1999 and for the year ended December 31, 1998, $500,000 and $807,000, respectively, of the Cut-off Award vested.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.80 per common share dividend, or $47,033,000, for the six months ended June 30, 1999.

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

OVERVIEW

     The Company provides capital to small and middle-market companies in a variety of different industries and in diverse geographic locations. Our lending and investment activity is focused in three areas:

          - Mezzanine finance

          - Commercial real estate finance, including the purchase of CMBS, and

          - Small business and commercial real estate loans originated for sale under our Allied Capital Express brand name.

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

     The total portfolio at value was $1,006.9 million at June 30, 1999 and $800.3 million at December 31, 1998. During the six months ended June 30, 1999, the Company originated investments totaling $342.5 million and received repayments of $71.9 million and sold loans of

$68.0 million. As a result, the total portfolio increased by 26% from December 31, 1998 to June 30, 1999. The portfolio increased approximately 15% for the year ended December 31, 1998.

                                                          AT                AT
                 ASSET COMPOSITION                   JUNE 30, 1999   DECEMBER 31, 1998
                 -----------------                   -------------   -----------------
Mezzanine Investments..............................        43%               46%
Commercial Mortgage-Backed Securities*.............        25%               13%
Commercial Mortgage Loans..........................        19%               27%
SBA 7(a) Loans.....................................         6%                7%
Cash and Other Assets..............................         7%                7%
                                                          ---               ---
                                                          100%              100%
                                                          ===               ===

-------------------------
* Includes purchased Subordinated CMBS totaling 17% and 4% of total assets at June 30, 1999 and December 31, 1998, respectively.

MEZZANINE

     Mezzanine loans, debt securities and equity interests were $465.9 million and $388.6 million at June 30, 1999 and December 31, 1998, respectively. The effective yield on the mezzanine loans and debt securities was 13.7% and 14.6% at June 30, 1999 and December 31, 1998, respectively. Mezzanine loan originations and purchases were $87.9 million and $45.1 million for the three months ended June 30, 1999 and 1998, respectively, and $127.2 million and $83.0 million for the six months ended June 30, 1999 and 1998, respectively. Mezzanine loan originations and purchases for the six months ended June 30, 1999 had a weighted average stated rate of 13.1% and consisted primarily of investments structured as subordinated debt with warrants. Mezzanine loan originations and purchases were $236.0 million for the year ended December 31, 1998. Mezzanine repayments were $23.6 million and $6.4 million for the three months ended June 30, 1999 and 1998, respectively, and $48.3 million and $20.2 million for the six months ended June 30, 1999 and 1998, respectively. Mezzanine repayments and sales were $41.3 million for the year ended December 31, 1998.

COMMERCIAL MORTGAGE-BACKED SECURITIES

     Commercial mortgage-backed securities (CMBS) were $268.5 million and $113.7 million at June 30, 1999 and December 31, 1998, representing 25% and 13% of total assets, respectively. The portfolio at June 30, 1999 consisted of $184.7 million of purchased subordinated CMBS ("Subordinated CMBS") and $83.8 million of CMBS retained primarily from a $295 million asset securitization the Company completed on January 30, 1998 ("Residual CMBS"). During the second quarter of 1999, the Company purchased Subordinated CMBS with a face value of $144.9 million for a price of $67.5 million. During the first half of 1999, the Company purchased Subordinated CMBS with a face value of $322.8 million for a price of $155.5 million. At June 30, 1999 and December 31, 1998, the estimated yield to maturity on the Subordinated CMBS and the Residual CMBS was 14.4% and 9.8%, and 15.0% and 9.7%, respectively. At June 30, 1999 and December 31, 1998, the weighted average yield on the entire CMBS portfolio was 13.0% and 11.2%, respectively. The weighted average loan-to-value and debt service coverage of the loans securing the total CMBS portfolio at June 30, 1999 were 69.8% and 1.3, respectively.

     The purchases of the Subordinated CMBS have had, and will continue to have, the full scrutiny of the Company's underwriting processes. The Company re-underwrites the majority of the loans securing the bonds, including determining its own assessment of cash flow available for debt service and appraisal value, and visits most of the collateral properties. The Company will continue to bid on similar CMBS offerings as long as we can achieve significant discounts and attractive yields on the purchase of such offerings. However, we will limit our Subordinated CMBS purchasing activity in order to maintain a balanced portfolio.

COMMERCIAL MORTGAGE LOANS

     Commercial mortgage loans were $200.1 million at June 30, 1999 and $233.2 million at December 31, 1998. The weighted average current stated interest rate on the commercial mortgage loan portfolio at June 30, 1999 and at December 31, 1998 was 9.7%. The weighted average yield on the commercial mortgage loan portfolio was 10.1% at June 30, 1999 and 10.4% at December 31, 1998. The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of market discount on purchased loans and original issue discount.

     In the first quarter of 1998, the Company reduced its commercial mortgage loan portfolio through the securitization of $295 million in commercial real estate loans. In addition the Company slowed its origination activity in early 1998 due to pricing conditions in the market. As a result, the commercial mortgage loan portfolio decreased by 14% and 48%, respectively, for the six months ended June 30, 1999 and the year ended December 31, 1998.

ALLIED CAPITAL EXPRESS

     During the second quarter of 1999, the Company combined its commercial real estate loan origination activity with its SBA 7(a) lending activity in order to increase its loans originated for sale business under the Allied Capital Express brand name. Through Allied Capital Express, the Company provides small business and commercial real estate loans up to $3 million. The majority of the loans originated in this area are originated for sale, generally at premiums of up to 10% of the loan amount. A summary of Allied Capital Express loan origination and sale activity for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                    ---------------------   ----------------------
                                                     1999          1998      1999           1998
                                                    -------       -------   -------       --------
Loan Originations:
     SBA 7(a).....................................  $19,715       $13,700   $38,066       $ 29,500
     Other........................................    8,027        82,500    21,643        136,400
Loan Sales:
     SBA 7(a).....................................   10,561         9,700    23,608         19,400
     Other........................................   12,993         2,142    44,410          2,142

     On a comparative basis, SBA 7(a) loan origination activity has increased due to the opening of new office locations and due to increased emphasis that is being placed on the Allied Capital Express product area. Non-SBA 7(a) loan origination activity has decreased due to the reduction of middle-market commercial real estate lending activity that occurred in 1998 as discussed under "Commercial Mortgage Loans." Allied Capital Express targets small commercial real estate loans that are in many cases originated in conjunction with SBA 7(a) loans. The 1999 and 1998 non-SBA 7(a) activity is not comparable because of the shift from larger real estate loans originated for the portfolio to smaller commercial real estate loans originated primarily for sale. In addition, the Company has sold lower yielding commercial mortgage loans during 1999 and has reinvested the proceeds into higher yielding mezzanine, CMBS and SBA 7(a) investments. SBA 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net increase in net assets resulting from operations (NIA) was $40.7 million, or $0.70 per share, and $46.5 million, or $0.89 per share, for the six months ended June 30, 1999 and 1998, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. The NIA for the six months ended June 30, 1998 also includes a one-time gain of $14.8 million, or $0.28 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

     Total interest and related portfolio income was $60.9 million and $58.2 million for the six months ended June 30, 1999 and 1998, respectively. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes net premiums from loan dispositions, prepayment premiums, and advisory fee and other income. 1998 total interest and related portfolio income includes a one-time gain on sale of $14.8 million resulting from a commercial mortgage loan securitization transaction that was completed in January 1998. Excluding the 1998 gain on sale, total interest and related portfolio income increased in the first half of 1999 by 40% as compared to the first half of 1998.

     Interest income totaled $52.8 million and $38.2 million for the six months ended June 30, 1999 and 1998, respectively. Interest income increased $14.6 million or 38% compared to the same period in the prior year. The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its return on assets. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 53% to $954.1 million at June 30, 1999 from $622.5 million at June 30, 1998. The weighted average yield on the interest bearing investments in the portfolio at June 30, 1999 was 12.4% as compared to 11.8% at June 30, 1998.

     Net premiums from loan dispositions were $4.3 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively. Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $3.7 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. This premium income results primarily from the premium paid by purchasers of the guaranteed portion of the Company's SBA 7(a) loans sold into the secondary market and the commercial real estate loans sold to third parties, less the origination costs associated with the loans sold.

     Prepayment premiums were $0.6 million for the six months ended June 30, 1999 and 1998. While the scheduled maturity of mezzanine and commercial mortgage loans ranges from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Investment advisory fees and other income were $3.7 million and $3.1 million for the six months ended June 30, 1999 and 1998, respectively. Investment advisory fees are received from the private funds managed by the Company, primarily from a fund managed in Germany.

     Total operating expenses were $26.8 million and $20.2 million for the six months ended June 30, 1999 and 1998, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and general and administrative expenses.

     The Company's single largest expense is interest on indebtedness, which totaled $14.4 million and $8.8 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense increased $5.6 million, or 63%, compared to the same period in the prior year. The increase is attributable to an increase in borrowings by the Company and its subsidiaries under various credit facilities. The Company's total borrowings were $508.0 million and $298.0 million at June 30, 1999 and 1998, respectively. Average outstanding indebtedness for the six months ended June 30, 1999 and 1998 was $388.3 million and $224.4 million, respectively. The Company's weighted average interest cost on outstanding borrowings at June 30, 1999 and 1998 was 7.5% and 7.4%, respectively.

     Salaries and employee benefits totaled $7.1 million and $5.5 million for the six months ended June 30, 1999 and 1998, respectively. Total employees were 114 and 93 at June 30, 1999 and 1998, respectively. The increase in salaries and employee benefits reflects the increase in total employees, combined with wage increases and the experience level of employees hired. The Company has been an active recruiter throughout 1998 and 1999 for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals in 1999 to support anticipated portfolio growth.

     General and administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. General and administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. General and administrative expenses totaled $5.3 million and $5.9 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in general and administrative expenses was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. The post-Merger integration expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining decrease results from the timing of recognizing expenses in 1999 and 1998.

     For the six months ended June 30, 1999 and 1998, operating expenses excluding interest on indebtedness as a percent of total interest and related portfolio income less interest expense plus net realized and unrealized capital gains was 22% and 18%, respectively.

     The formula award and cut-off award totaled $3.6 million and $3.9 million, or $0.06 per share and $0.08 per share, for the six months ended June 30, 1999 and 1998, respectively.

     The formula award expense totaled $3.1 million and $3.2 million for the six months ended June 30, 1999 and 1998, respectively. The formula award was designed as an incentive compensation program that would replace canceled stock options that were cancelled as a result of the Company's 1997 Merger and would balance share ownership among key officers. The formula award vests over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998. Assuming all officers who received a formula award remain with the Company over the remaining vesting period, the Company will expense the remaining formula award during 1999 and 2000 in an annual amount of approximately $6.2 million.

     The cut-off award expense totaled $0.5 million and $0.7 million for the six months ended June 30, 1999 and 1998, respectively. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. Total cut-off award that will vest in 1999 is estimated at $0.5 million.

     Net realized gains were $11.6 million and $13.8 million for the six months ended June 30, 1999 and 1998, respectively. These gains resulted from the sale of equity securities associated with certain mezzanine and commercial mortgage loans and the realization of unamortized discount resulting from the early repayment of mezzanine and commercial mortgage loans, offset by losses on investments.

     Realized gains totaled $14.9 million and $13.9 million for the six months ended June 30, 1999 and 1998, respectively. Realized gains during 1999 primarily resulted from transactions involving two portfolio companies, Radio One, Inc. ($10.5 million) and Precision Industries Co. ($3.2 million). The Company reversed previously recorded unrealized appreciation of $6.5 million when these gains were realized in 1999. Realized losses totaled $3.3 million and $0.1 million for the six months ended June 30, 1999 and 1998, respectively. Realized losses during 1999 resulted primarily from the liquidation of one portfolio investment, CeraTech Holdings Corporation ($2.5 million). Losses realized in 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $2.7 million in 1999 when the related losses were realized.

     The Company recorded net unrealized losses of $1.3 million for each of the six months ended June 30, 1999 and 1998. Net unrealized losses for 1999 and 1998 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of net unrealized appreciation resulting from net realized gains. At June 30, 1999, net unrealized appreciation in the portfolio totaled $1.1 million, and was composed of unrealized appreciation of $29.1 million resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $28.0 million resulting primarily from underperforming loan and equity investments in the portfolio. At June 30, 1998, net unrealized depreciation in the portfolio totaled $20,000 and was composed of unrealized appreciation of $26.75 million and unrealized depreciation of $26.77 million.

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

     At June 30, 1999, the Company's portfolio was graded as follows:

                                                         INVESTMENTS     PERCENTAGE OF
                        GRADE                             AT VALUE      TOTAL PORTFOLIO
                        -----                           -------------   ---------------
                                                        (IN MILLIONS)
1.....................................................    $  112.5            11.2%
2.....................................................       823.5            81.8
3.....................................................        42.1             4.2
4.....................................................        14.8             1.5
5.....................................................        14.0             1.3
                                                          --------           -----
                                                          $1,006.9           100.0%
                                                          ========           =====

     Grade 5 mezzanine investments totaled $9.1 million at value at June 30, 1999, or 0.9%, of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 mezzanine investments has been reduced from an aggregate cost of $28.3 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified. Grade 5 mezzanine investments at December 31, 1998 totaled $6.4 million at value, or 0.8% of the Company's total portfolio.

     At June 30, 1999, Grade 5 commercial mortgage loans totaled $0.1 million at value. The value of these Grade 5 loans approximates cost because of the estimated value of the underlying collateral securing the loans. Grade 5 commercial mortgage loans at December 31, 1998 totaled $0.1 million at value.

     Grade 5 SBA 7(a) loans totaled $4.8 million at value at June 30, 1999. The value of these loans has been reduced from an aggregate cost basis of $6.1 million, which includes $3.4 million at cost that is guaranteed by the SBA. Grade 5 SBA 7(a) loans at December 31, 1998 totaled $6.3 million at value.

     For the total portfolio, loans greater than 120 days delinquent were $23.5 million at value at June 30, 1999, or 2.3% of the total portfolio. Included in this category are loans valued at $14.0 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1998 were $13.7 million at value, or 1.7% of the total portfolio.

     Because the Company has elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Code, the Company is not taxed on its investment company taxable income and realized capital gains, to the extent that such income and gains are distributed to shareholders. The Company's dividend policy currently is to annually distribute substantially all of its net taxable income, including net capital gains, if any. Annual tax distributions may differ from NIA for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income. The Company's current regular quarterly dividend was determined based on estimated 1999 taxable income.

     In order to maintain its RIC status, the Company must, in general, (1) derive at least 90% of its gross income from dividends, interest and gains from the sale of securities; (2) meet investment diversification requirements as defined in the Code; and (3) distribute to shareholders at least 90% of its investment company taxable ordinary income annually. The Company intends to take all steps necessary to continue to meet the RIC qualifications. However, there can be no assurance that the Company will continue to elect or qualify for such treatment in future years.

     Certain of the Company's credit facilities limit the Company's ability to declare dividends, should the Company default under certain provisions of the respective credit agreements.

     The weighted average common shares outstanding used to compute basic earnings per share were 57.8 million and 51.6 million for the six months ended June 30, 1999 and 1998, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 57.8 million and 52.0 million for the six months ended June 30, 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net increase in net assets resulting from operations (NIA) was $22.1 million, or $0.38 per share, and $14.5 million, or $0.28 per share, for the three months ended June 30, 1999 and 1998, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income was $33.2 million and $21.3 million for the three months ended June 30, 1999 and 1998, respectively. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes net premiums from loan dispositions, prepayment premiums, and advisory fee and other income. Total interest and related portfolio income increased in the second quarter of 1999 as compared to the second quarter of 1998 by 56%.

     Interest income totaled $28.2 million and $18.7 million for the three months ended June 30, 1999 and 1998, respectively. Interest income increased $9.4 million or 50% compared to the same period in the prior year. The increase in interest income earned results primarily from changes in the amount of interest bearing investments outstanding, continued growth of the Company's investment portfolio, and the Company's focus on increasing its return on assets. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 53% to $954.1 million at June 30, 1999 from $622.5 million at June 30, 1998. The weighted average yield on the interest bearing investments in the portfolio at June 30, 1999 was 12.4% as compared to 11.8% at June 30, 1998.

     Net premiums from loan dispositions were $2.4 million and $0.7 million for the three months ended June 30, 1999 and 1998, respectively. Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $1.9 million and $0.5 million for the three months ended June 30, 1999 and 1998, respectively. This premium income results primarily from the premium paid by purchasers of the guaranteed portion of the Company's SBA 7(a) loans sold into the secondary market and commercial real estate loans sold to third parties, less the origination costs associated with the loans sold.

     Prepayment premiums were $0.5 million and $0.2 million for the three months ended June 30, 1999 and 1998, respectively. While the scheduled maturity of mezzanine and commercial mortgage loans ranges from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Investment advisory fees and other income were $2.6 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively. Investment advisory fees are received from the private funds managed by the Company, primarily from a fund managed in Germany.

     Total operating expenses were $14.7 million and $10.0 million for the three months ended June 30, 1999 and 1998, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and general and administrative expenses.

     The Company's single largest expense is interest on indebtedness, which totaled $8.0 million and $4.2 million for the three months ended June 30, 1999 and 1998, respectively. Interest expense increased $3.8 million, or 90%, compared to the same period in the prior year. The increase is attributable to an increase in borrowings by the Company and its subsidiaries under various credit facilities. The Company's total borrowings were $508.0 million and $298.0 million at June 30, 1999 and 1998, respectively. Average outstanding indebtedness for the quarters ended June 30, 1999 and 1998 was $422.3 million and $227.9 million, respectively. The Company's weighted average interest cost on outstanding borrowings at June 30, 1999 and 1998 was 7.5% and 7.4%, respectively.

     Salaries and employee benefits totaled $3.8 million and $2.7 million for the three months ended June 30, 1999 and 1998, respectively. Total employees were 114 and 93 at June 30, 1999 and 1998, respectively. The increase in salaries and employee benefits reflects the increase in total employees, combined with wage increases and the experience level of employees hired. The Company has been an active recruiter throughout 1998 and in the first half of 1999 for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals in 1999 to support anticipated portfolio growth.

     General and administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. General and administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. General and administrative expenses totaled $2.9 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively. The decrease results from the timing of recognizing expenses in 1999 and 1998.

     For the three months ended June 30, 1999 and 1998, the operating expenses excluding interest on indebtedness as a percent of total interest and related portfolio income less interest expense plus net realized and unrealized capital gains was 22% and 26%, respectively.

     The formula award expense totaled $1.5 million and $1.7 million for the three months ended June 30, 1999 and 1998, respectively. The formula award was designed as an incentive compensation program that would replace canceled stock options that were cancelled as a result of the Company's 1997 Merger and would balance share ownership among key officers. The formula award vests over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998. Assuming all officers who received a formula award remain with the Company over the remaining vesting period, the Company will expense the remaining formula award during 1999 and 2000 in an annual amount of approximately $6.2 million.

     The cut-off award expense totaled $0.3 million and $0.5 million for the three months ended June 30, 1999 and 1998, respectively. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. Total cut-off award that will vest in 1999 is estimated at $0.5 million.

     Net realized gains were $11.1 million and $7.4 million for the three months ended June 30, 1999 and 1998, respectively. These gains resulted from the sale of equity securities associated with certain mezzanine and commercial mortgage loans and the realization of unamortized discount resulting from the early repayment of mezzanine and commercial mortgage loans, offset by losses on investments.

     Realized gains totaled $14.1 million and $7.5 million for the three months ended June 30, 1999 and 1998, respectively. Realized gains during the second quarter of 1999 primarily resulted from transactions involving two portfolio companies, Radio One, Inc. ($10.5 million) and Precision Industries Co. ($3.2 million). The Company reversed previously recorded unrealized appreciation of $6.5 million when these gains were realized in the second quarter of 1999. Realized losses totaled $3.0 million and $0.1 million for the three months ended June 30, 1999 and 1998, respectively. Realized losses during the second quarter of 1999 resulted primarily from the liquidation of one portfolio investment, CeraTech Holdings Corporation ($2.5 million). Losses realized in the second quarter of 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $2.4 million in the second quarter of 1999 when the related losses were realized.

     The Company recorded net unrealized losses of $5.6 million and $2.0 million for the three months ended June 30, 1999 and 1998, respectively. Net unrealized losses for 1999 and 1998 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of net unrealized appreciation resulting from net realized gains.

     The weighted average common shares outstanding used to compute basic earnings per share were 58.7 million and 51.3 million for the three months ended June 30, 1999 and 1998, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 58.8 million and 51.9 million for the three months ended June 30, 1999 and 1998, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Company had $25.5 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its lines of credit.

INDEBTEDNESS

     The Company had outstanding indebtedness at June 30, 1999 as follows:

                                                          AMOUNT            ANNUAL
                       CLASS                           OUTSTANDING     INTEREST RATE(1)
                       -----                          --------------   ----------------
                                                      (IN THOUSANDS)
Debentures and notes payable:
     Master loan and security agreement.............     $ 17,662            6.24%
     Unsecured long-term notes payable..............      317,000            7.30%
     SBA debentures.................................       47,650            8.22%
     OPIC loan......................................        5,700            6.57%
                                                         --------
          Total debentures and notes payable........     $388,012            7.35%
                                                         ========
Revolving line of credit............................     $120,000            7.79%
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

     UNSECURED LONG-TERM NOTES PAYABLE. During the second quarter of 1999, the Company sold $137 million in unsecured long-term notes through a private placement. At June 30, 1999, the Company has $317 million in financing through the issuance of unsecured long-term notes with private institutional lenders, primarily insurance companies. The terms of the notes include five- or seven-year maturities, priced at a weighted average rate of 7.3%. The notes require payment of interest only semiannually, and all principal is due upon maturity.

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

     REVOLVING LINE OF CREDIT. The Company has a two-year, $340 million unsecured revolving line of credit which expires in March, 2001. This facility was increased by $25 million during the second quarter of 1999 to $340 million, and may be expanded up to $400 million. At the Company's option, the credit facility bears interest at a rate equal to (i) LIBOR plus 1.25% or (ii) the higher of (a) the NationsBank, N.A. prime rate and (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity. The credit facility also requires an annual facility fee equal to 0.25% of the committed amount, regardless of the amount outstanding under the facility, which is payable quarterly in arrears.

EQUITY CAPITAL AND DIVIDENDS

     During the first six months of 1999, the Company raised $54.7 million in new equity primarily through the sale of shares from its shelf registration statement. At June 30, 1999, total shareholders' equity had increased to $541.8 million.

     The Company expects to distribute four regular quarterly dividends of $0.40 per share during 1999, for total dividends of at least $1.60 per share for 1999. During the first and second quarters of 1999, the board of directors declared and the Company paid regular quarterly dividends of $0.40 per share.

     The Company's dividend policy currently is to annually distribute substantially all of its net taxable income, including net capital gains, if any. The Company's taxable income can differ from its financial reporting income due to differences in the timing of revenue and expense recognition. The Company's current regular dividend was determined based on estimated 1999 taxable income. Dividends for 1998 totaled $1.43 per share.

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

LENDING TO PRIVATE SMALL AND MIDDLE-MARKET COMPANIES INVOLVES A HIGH DEGREE OF RISK.

     Our portfolio consists primarily of loans to private small and middle-market companies. There is generally no publicly available information about these companies, and we rely on the diligence of our employees and agents to obtain information in connection with the Company's investment decisions. Typically, small businesses depend on the management talents and efforts of one person or a small group of persons for their success. The death, disability or resignation of these persons could have a material adverse impact on such a company. In addition, small businesses frequently have smaller product lines and market shares than their competition. Small companies may be more vulnerable to customer preferences, market conditions and economic downturns and often need substantial additional capital to expand or compete. Small companies may also experience substantial variations in operating results, and frequently have highly leveraged capital structures. Such factors can severely effect the return on, or the recovery of, our investment in such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS.

     We invest in and lend to small and middle-market companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We also make unsecured, subordinated loans or invest in equity securities, which may involve a higher degree of repayment risk.

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

WE INVEST IN NON-INVESTMENT GRADE CMBS.

     The commercial mortgage-backed securities ("CMBS") in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (e.g., "AAA" through "BBB"). Non-investment grade securities usually provide a higher yield than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. The CMBS tend to react more to changes in interest rates than do higher-rated securities, have a higher risk of default, tend to be less liquid, and may be more difficult to value.

OUR PORTFOLIO IS RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS.

     There is typically no public market for the loans and equity securities of the companies to which we make loans. As a result, our board of directors estimates the value of these loans and equity securities. Unlike traditional lenders, we do not establish reserves for anticipated loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect the board of directors' estimate of the current realizable value of each investment in our portfolio. Without a readily ascertainable market value, the estimated value of our portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

WE BORROW MONEY WHICH MAY INCREASE THE RISK OF INVESTING IN OUR COMPANY.

     We borrow from, and issue senior debt securities to, banks and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets which are superior to the claims of our common shareholders.

     Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and, therefore, increase the risks associated with investing in our securities. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company's common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique.

     As of June 30, 1999, the Company's debt as a percentage of total liabilities and shareholders' equity was 47%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At June 30, 1999, the Company had $508.0 million of outstanding indebtedness, bearing a weighted annual interest rate of 7.5%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns of at least 3.5% on our portfolio.

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

BECAUSE WE MUST DISTRIBUTE INCOME, WE WILL CONTINUE TO NEED ADDITIONAL CAPITAL.

     We will continue to need capital to fund investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions could have a material adverse effect on the Company. We must distribute at least 90% of our net operating income other than net realized long-term capital gains to our stockholders to maintain our regulated investment company ("RIC") status. As a result such earnings will not be available to fund loan originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on the Company's financial condition and our results. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

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

POTENTIAL YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OUR BUSINESS.

     The Company has a Year 2000 compliance committee which is responsible for assessing the Company's Year 2000 readiness by focusing on three main areas: the Company's information technology ("IT") and other operating systems, service providers, and portfolio companies. The committee reports periodically to the board of directors and to executive management.

     The Company's IT systems consist of third-party software and relatively new hardware systems. All vendors providing critical software and hardware have indicated that their programs and systems are Year 2000 compliant. All testing of critical software should be completed by August 31, 1999. The Company has tested most of its critical software applications and the test results have indicated the software and systems are Year 2000 compliant. In addition to the testing performed by Company personnel, the Company also contracted with its loan accounting software vendor to perform independent validation tests, using the Company's data, to verify that this software will be Year 2000 compliant. The test results revealed that the Company's loan accounting software is currently Year 2000 compliant. Implementation of tested software and IT systems has been completed. The Company currently has service and maintenance contracts with all its critical software vendors, therefore, no additional costs were incurred by the Company for the upgrades needed to become compliant.

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

     The Company has sent Year 2000 questionnaires to its portfolio companies to assess their awareness and to evaluate their Year 2000 readiness. Based on the responses to the Year 2000 questionnaires, the portfolio companies have represented that they expect to be Year 2000 compliant by December 31, 1999. The Company will continue to monitor the progress of its portfolio companies that are working toward Year 2000 compliance. During 1998, the Company began to evaluate each new portfolio company's Year 2000 compliance as part of the due diligence process. No assurance can be given that certain of the Company's portfolio companies will not suffer material adverse effects from Year 2000 issues, and if such adverse effects impact such companies' ability to repay their loans, the Company's operating results and financial condition could be affected.

     The Company estimates its operating costs to reach Year 2000 compliance will be approximately $100,000, and these costs are included in the Company's 1999 budget. This includes time allocated to this task by Company personnel and costs incurred in the testing phase.

     While the Company believes that it is taking the necessary steps to be Year 2000 compliant, it is difficult to fully predict the impact on the Company of non-compliance in any of the above-mentioned areas. Significant non-compliance could result in a material adverse effect on the Company's financial conditions and results from operations. The Company believes that the worst case Year 2000 scenarios may include 1) incurring additional costs to maintain the Company's books and records and to service the Company's investment portfolio, 2) the inability of the Company to access or transfer cash needed to pay its bills or fund new investments, 3) an increase in delinquencies and/or losses due to Year 2000 problems with the Company's portfolio companies, or 4) disruption in the capital markets resulting in a lack of liquidity to the Company. The degree of impact resulting from any of these worst case scenarios cannot be determined at this time. The Company is currently assessing its contingency plan, taking into consideration these worst-case scenarios. This plan is currently in the process of being finalized.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 1999 ACC issued a total of 54,419 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 1999, the Company held its Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for these two matters.

          1. Election of Directors: Shareholders elected four directors of the Company, which will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

                                                            FOR       WITHHELD
                                                         ----------   --------
John D. Firestone......................................  49,327,723   267,989
Anthony T. Garcia......................................  49,327,241   268,471
Lawrence I. Hebert.....................................  49,326,379   269,333
Laura W. Van Roijen....................................  49,309,892   285,829

          The following directors are continuing as directors of the Company for their respective terms -- William L. Walton, Brooks H. Browne, John I. Leahy, Robert E. Long, Warren K. Montouri, Guy T. Steuart, T. Murray Toomey, and George C. Williams, Jr.

          2. Ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ended December 31, 1999:

         FOR            AGAINST   ABSTAIN
         ---            -------   -------
     49,274,505         140,469   180,731

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 3(i)(1)    Articles of Amendment and Restatement of the Articles of
            Incorporation.
 3(ii)(2)   Articles of Merger.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
3(iii)(3)   By-laws.
4.1(6)      Specimen certificate of the Company's Common stock, par
            value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
            for other instruments defining the rights of security
            holders.
 4.2(4)     Form of debenture between certain subsidiaries of the
            Company and the U.S. Small Business Administration.
10.1(11)    Credit Agreement dated as of March 9, 1999 between the
            Company, as borrower, each of the financial institutions
            initially a signatory thereto, as Lenders, and Nationsbank,
            N.A., as administrative agent, Nationsbanc Montgomery
            Securities LLC, as sole lead arranger and sole book manager,
            First Union National Bank, as syndication agent, BankBoston,
            N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
            York Branch, as co-agents.
10.2.b*     First Amendment to Credit Agreement dated May 7, 1999.
10.2(7)     Note Agreement dated as of April 30, 1998.
10.3(5)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.5*       Note Agreement dated as of May 1, 1999.
10.5(8)     Amended and restated Master Loan & Security Agreement dated
            October 7, 1998 among the Company, BMI and Morgan Stanley
            Mortgage Capital, Inc.
10.6(6)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(6)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank
            Inc.
10.8(6)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(6)     Guaranty dated as of January 1, 1998 by the Company.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.10a(7)   First Amendment to the Company's Employee Stock Ownership
            Plan dated April 30, 1998.
10.11(10)   Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.
10.12(9)    Stock Option Plan.
10.13a(6)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)   Form of Custody Agreement with La Salle National Bank Inc.
10.18(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 7 to the Company's Notes to the Consolidated Financial Statements filed herein as
            Item 1.
21          Direct subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation                 Maryland
                 Allied Capital SBLC Corporation               Maryland
                 Allied Capital REIT, Inc.                     Maryland
                 Allied Capital Holdings LLC                   Delaware
                 PC Acquisition Corporation                    Maryland
                 Allied Capital Beteiligungsberatung
                 GmbH                                          Germany
27*         Financial Data Schedule.

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

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                  (Registrant)


Dated: August 11, 1999                    /s/ PENNI F. ROLL
                                          -------------------------------------
                                          Principal and Chief Financial Officer