Form 10-Q
period 1999-09-30
ALLIED CAPITAL CORP
filed 1999-11-12
CIK 3906

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

                               ------------------

                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999
                            COMMISSION FILE NUMBER:
                                    0-22832

                           ALLIED CAPITAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                                    MARYLAND
                           (State or Jurisdiction of
                         Incorporation or Organization)
                                   52-1081052
                                 (IRS Employer
                              Identification No.)

                         1919 PENNSYLVANIA AVENUE, N.W.
                              WASHINGTON, DC 20006
                    (Address of Principal Executive Offices)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On November 5, 1999 there were 62,491,777 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 (This page has been left blank intentionally)

                           ALLIED CAPITAL CORPORATION

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheet as of September 30,
         1999 (unaudited) and December 31, 1998.............    1
          Consolidated Statement of Operations -- For the
         Three and Nine Months Ended September 30, 1999 and
         1998 (unaudited)...................................    2
          Consolidated Statement of Changes in Net
         Assets -- For the Nine Months Ended September 30,
         1999 and 1998 (unaudited)..........................    3
          Consolidated Statement of Cash Flows -- For the
         Nine Months Ended September 30, 1999 and 1998
         (unaudited)........................................    4
          Consolidated Statement of Investments as of
         September 30, 1999 (unaudited) and December 31,
         1998...............................................    5
          Notes to Consolidated Financial Statements........   16
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........   27
     Item 3. Quantitative and Qualitative Disclosures about
      Market Risk...........................................   43

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................   44
     Item 2. Changes in Securities and Use of Proceeds......   44
     Item 3. Defaults Upon Senior Securities................   44
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................   44
     Item 5. Other Information..............................   44
     Item 6. Exhibits and Reports on Form 8-K...............   44
     Signatures.............................................   47

                 (This page has been left blank intentionally)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)              (UNAUDITED)
                                          ASSETS
Portfolio at value:
      Mezzanine loans and debt securities (cost:
       1999-$495,169; 1998-$354,870)........................   $  476,003       $339,163
      Commercial mortgage-backed securities (cost:
       1999-$297,656; 1998-$115,174)........................      296,156        113,674
      Commercial mortgage loans (cost: 1999-$185,128;
       1998-$232,745).......................................      185,481        233,186
      Small Business Administration 7(a) loans (cost:
       1999-$69,394; 1998-$57,651)..........................       68,912         56,285
      Equity interests in portfolio companies (cost:
       1999-$43,192; 1998-$27,618)..........................       70,031         49,391
      Other portfolio assets (cost: 1999-$7,572;
       1998-$8,331).........................................        7,070          8,575
                                                               ----------       --------
          Total portfolio at value..........................    1,103,653        800,274
                                                               ----------       --------
Cash and cash equivalents...................................       15,376         25,075
Other assets................................................       50,502         30,730
                                                               ----------       --------
          Total assets......................................   $1,169,531       $856,079
                                                               ==========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Debentures and notes payable..........................   $  404,850       $239,350
      Revolving lines of credit.............................      133,000         95,000
      Accounts payable and other liabilities................       30,848         27,912
      Dividends and distributions payable...................           --          1,700
                                                               ----------       --------
          Total liabilities.................................      568,698        363,962
                                                               ----------       --------
Commitments and Contingencies
Preferred stock issued to Small Business Administration.....        7,000          7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 62,488,443 and 56,729,502 issued and
       outstanding at September 30, 1999 and December 31,
       1998, respectively...................................            6              6
      Additional paid-in capital............................      637,096        526,824
      Common stock held in deferred compensation trust
       (516,779 shares and 810,456 shares at September 30,
       1999 and December 31, 1998, respectively)............      (13,128)       (19,431)
      Notes receivable from sale of common stock............      (27,276)       (23,735)
      Net unrealized appreciation on portfolio..............        3,855          2,380
      Distributions in excess of earnings...................       (6,720)          (927)
                                                               ----------       --------
          Total shareholders' equity........................      593,833        485,117
                                                               ----------       --------
          Total liabilities and shareholders' equity........   $1,169,531       $856,079
                                                               ==========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       1999           1998           1999           1998
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          --------       --------       --------       --------
                                                           (UNAUDITED)                   (UNAUDITED)
Interest and related portfolio income:
      Interest................................       $31,577        $20,183        $84,419        $58,428
      Net premiums from loan dispositions.....         4,700            865          9,032          2,913
      Net gain on securitization of commercial
        mortgage loans........................            --             --             --         14,812
      Investment advisory fees and other
        income................................         1,721          1,498          5,411          4,611
                                                     -------        -------        -------        -------
          Total interest and related portfolio
            income............................        37,998         22,546         98,862         80,764
                                                     -------        -------        -------        -------
Expenses:
      Interest on indebtedness................         9,766          5,709         24,173         14,539
      Salaries and employee benefits..........         4,192          2,737         11,303          8,254
      General and administrative..............         3,200          3,093          8,476          8,970
                                                     -------        -------        -------        -------
          Total operating expenses............        17,158         11,539         43,952         31,763
      Formula and cut-off awards..............         1,567          1,606          5,188          5,532
                                                     -------        -------        -------        -------
Portfolio income before net realized and
  unrealized gains............................        19,273          9,401         49,722         43,469
                                                     -------        -------        -------        -------
Net realized and unrealized gains:
      Net realized gains......................         4,886          6,207         16,448         20,001
      Net unrealized gains (losses)...........         2,785            883          1,475           (437)
                                                     -------        -------        -------        -------
          Total net realized and unrealized
            gains.............................         7,671          7,090         17,923         19,564
                                                     -------        -------        -------        -------
Income before minority interests and income
  taxes.......................................        26,944         16,491         67,645         63,033
Income tax expense............................            --          1,585             --          1,585
                                                     -------        -------        -------        -------
Net increase in net assets resulting from
  operations..................................       $26,944        $14,906        $67,645        $61,448
                                                     =======        =======        =======        =======
Basic earnings per common share...............       $  0.44        $  0.29        $  1.14        $  1.19
                                                     =======        =======        =======        =======
Diluted earnings per common share.............       $  0.44        $  0.29        $  1.14        $  1.19
                                                     =======        =======        =======        =======
Weighted average common shares outstanding --
  basic.......................................        61,042         51,373         59,077         51,502
                                                     =======        =======        =======        =======
Weighted average common shares outstanding --
  diluted.....................................        61,458         51,377         59,239         51,712
                                                     =======        =======        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   --------
                                                                  (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 49,722   $ 43,469
     Net realized gains.....................................    16,448     20,001
     Net unrealized gains (losses)..........................     1,475       (437)
     Minority interests and income tax expense..............        --      1,585
                                                              --------   --------
          Net increase in net assets resulting from
           operations.......................................    67,645     61,448
                                                              --------   --------
Shareholder distributions:
     Portfolio income.......................................   (71,800)   (54,727)
     Preferred stock dividend...............................      (165)      (165)
                                                              --------   --------
          Net decrease in net assets resulting from
           shareholder distributions........................   (71,965)   (54,892)
                                                              --------   --------
Capital share transactions:
     Sale of common stock...................................   103,022         --
     Net decrease (increase) in notes receivable from sale
      of common stock.......................................    (3,540)     5,711
     Issuance of common stock upon the exercise of stock
      options...............................................     3,753        222
     Issuance of common stock in lieu of cash
      distributions.........................................     3,498      4,097
     Purchase of common stock by deferred compensation
      trust.................................................        --    (19,431)
     Distribution of common stock by deferred compensation
      trust.................................................     6,303         --
     Other..................................................        --      1,500
                                                              --------   --------
          Net increase (decrease) in net assets resulting
           from capital share transactions..................   113,036     (7,901)
                                                              --------   --------
Total increase (decrease) in net assets.....................  $108,716   $ (1,345)
                                                              --------   --------
Net assets at beginning of period...........................  $485,117   $420,060
                                                              --------   --------
Net assets at end of period.................................  $593,833   $418,715
                                                              ========   ========
Net asset value per common share............................  $   9.58   $   8.13
                                                              ========   ========
Common shares outstanding at end of period..................    61,972     51,490
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                       (IN THOUSANDS)                         ---------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $  67,645   $  61,448
  Adjustments
    Net unrealized (gains) losses...........................     (1,475)       (286)
    Net gain on securitization of commercial mortgage
     loans..................................................         --     (14,812)
    Depreciation and amortization...........................        599         523
    Amortization of loan discounts and fees.................     (6,195)     (3,237)
    Changes in other assets and liabilities.................    (11,518)      6,206
                                                              ---------   ---------
      Net cash provided by operating activities.............     49,056      49,842
                                                              ---------   ---------
Cash flows from investing activities:
  Investments in small business concerns....................   (534,017)   (349,586)
  Collections of investment principal.......................    120,563      75,817
  Proceeds from loan sales..................................    120,871      28,957
  Proceeds from securitization of commercial mortgage
    loans...................................................         --     223,401
  Net redemption (purchase) of U.S. government securities...         --      11,091
  Collections of notes receivable from sale of common
    stock...................................................        212       5,411
  Other investing activities................................     (2,738)     (1,431)
                                                              ---------   ---------
      Net cash used in investing activities.................   (295,109)     (6,340)
                                                              ---------   ---------
Cash flows from financing activities:
  Sale of common stock......................................    103,079         222
  Purchase of common stock by deferred compensation trust...         --     (19,431)
  Common dividends and distributions paid...................    (70,003)    (51,107)
  Special undistributed earnings distribution paid..........         --      (8,261)
  Preferred stock dividends.................................       (165)       (385)
  Net borrowings under (payments on) debentures and notes
    payable.................................................    165,500     (17,171)
  Net borrowings under (payments on) revolving lines of
    credit..................................................     38,000      31,158
  Other financing activities................................        (57)     (5,342)
                                                              ---------   ---------
      Net cash provided by (used in) financing activities...    236,354     (70,317)
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................  $  (9,699)  $ (26,815)
Cash and cash equivalents at beginning of period............  $  25,075   $  70,437
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  15,376   $  43,622
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

        PORTFOLIO COMPANY                                                         SEPTEMBER 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

ACE Products, Inc.                 Debt Securities                                $ 13,171   $ 13,171
-----------------------------------------------------------------------------------------------------
Acme Paging, L.P.                  Debt Securities                                   6,525      6,525
                                   Partnership Interest                              1,456      2,100
-----------------------------------------------------------------------------------------------------
Allied Office Products             Debt Securities                                   9,952      9,952
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.    Warrants                                            125        125
-----------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)              High Yield Debt                                   5,479      5,479
-----------------------------------------------------------------------------------------------------
ASW Holding Corporation            Warrants                                             25         25
-----------------------------------------------------------------------------------------------------
Aurora Communications Inc.         Loans                                            13,365     13,365
                                   Preferred Stock                                   1,500      1,500
-----------------------------------------------------------------------------------------------------
Avborne, Inc.                      Debt Securities                                  11,934     11,934
                                   Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------
CampGroup, LLC                     Debt Securities                                   2,450      2,450
                                   Warrants                                            220        220
-----------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)       Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------
Celebrities, Inc.                  Debt Securities                                     318        318
                                   Warrants                                             12         12
-----------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.             Debt Securities                                   1,610        850
                                   Common Stock (220 shares)                             1         --
-----------------------------------------------------------------------------------------------------
Convenience Corporation of         Debt Securities                                   8,391      2,774
  America                          Series A Preferred Stock (31,521 shares)            334         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.     Debt Securities                                   3,458      3,458
                                   Warrants                                             --      1,138
-----------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC             Loan                                              5,921      5,921
-----------------------------------------------------------------------------------------------------
Cosmetic Manufacturing             Debt Securities                                   5,809      5,809
  Resources, LLC                   Options                                              87         87
-----------------------------------------------------------------------------------------------------
Coverall North America             Loan                                              9,296      9,296
-----------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.         Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.         Warrants                                            250         --
-----------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)          Warrants                                            350         49
-----------------------------------------------------------------------------------------------------
Directory Investment Corporation   Common Stock (470 shares)                            --         --
-----------------------------------------------------------------------------------------------------
Directory Lending Corporation      Series A Common Stock (34 shares)                    --         --
                                   Series B Common Stock (6 shares)                      8         --
                                   Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                         SEPTEMBER 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Drilltec Patents & Technologies    Loan                                           $ 10,908   $  8,752
  Company, Inc.                    Debt Securities                                     426        426
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
ECM Enterprises                    Loan                                                 28          4
-----------------------------------------------------------------------------------------------------
EDM Consulting, LLC                Loans                                                14         14
                                   Debt Securities                                   1,875        343
                                   Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.     Loans                                               306        306
-----------------------------------------------------------------------------------------------------
Eparfin S.A.                       Loan                                                 29         29
-----------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)    Warrants                                              6         --
-----------------------------------------------------------------------------------------------------
Everything Yogurt                  Loan                                                  8          8
-----------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.     Series A Preferred Stock (500 shares)               500        500
                                   Common Stock (2,500 shares)                          --         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Executive Greetings, Inc.          Debt Securities                                  15,736     15,736
                                   Warrants                                            360        360
-----------------------------------------------------------------------------------------------------
Fairchild Industrial Products      Debt Securities                                   5,740      5,740
  Company                          Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------
FHM Distributions, Inc.            Loans                                               200        200
-----------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)           Debt Securities                                  11,874     11,874
                                   Warrants                                            970        970
-----------------------------------------------------------------------------------------------------
Galaxy American                    Debt Securities                                  30,731     30,731
  Communications, LLC              Warrants                                             --        750
-----------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)        Loan                                              1,328      1,328
                                   Common Stock (41,644 shares)                        214        151
-----------------------------------------------------------------------------------------------------
Genoa Mine Acquisition             Loan                                                242        242
  Corporation
-----------------------------------------------------------------------------------------------------
Gibson Guitar Corporation          Debt Securities                                  15,572     15,572
                                   Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.            Loans                                             5,000      5,000
                                   Convertible Debentures                              500        500
                                   Warrants                                             --        154
-----------------------------------------------------------------------------------------------------
Global Communications I, LLC       Debt Securities                                   1,863      1,863
                                   Preferred Stock                                   5,667      5,667
-----------------------------------------------------------------------------------------------------
Golden Eagle/Satellite             Loans                                             1,390        840
  Archery, LLC                     Convertible Debentures                            2,248      2,008
-----------------------------------------------------------------------------------------------------
Grant Broadcasting System II       Warrants                                            139      8,500
-----------------------------------------------------------------------------------------------------
Grant Television, Inc.             Debt Securities                                   9,171      9,171
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Han Hie                            Loan                                                504        504
-----------------------------------------------------------------------------------------------------
Hotelevision, Inc.                 Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------
Jack Henry & Associates, Inc. (1)  Common Stock (90,498 shares)                         26      3,079
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                         SEPTEMBER 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Jakel, Inc.                        Loan                                           $ 17,938   $ 17,938
-----------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.        Loan                                                 62         62
-----------------------------------------------------------------------------------------------------
JRI Industries, Inc.               Debt Securities                                   2,130      2,130
                                   Warrants                                             74         74
-----------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.              Debt Securities                                   3,801      3,801
                                   Warrants                                            324      4,100
-----------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.           Warrants                                            348      3,495
                                   Equity Interest                                       4          9
-----------------------------------------------------------------------------------------------------
Kirkland's, Inc.                   Debt Securities                                   6,309      6,309
                                   Warrants                                             96      1,500
-----------------------------------------------------------------------------------------------------
Kyrus Corporation                  Debt Securities                                   7,648      7,648
                                   Warrants                                            348        348
-----------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.   Debt Securities                                   3,430      3,430
                                   Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------
Lingcomm, Inc.                     Loan                                                207        207
-----------------------------------------------------------------------------------------------------
Liqui-Dri Foods, Inc.              Loans                                            10,782     10,782
-----------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)         High Yield Debt                                  15,150     15,150
-----------------------------------------------------------------------------------------------------
Love Funding Corporation           Series D Preferred Stock (26,000 shares)            359        213
-----------------------------------------------------------------------------------------------------
Master Plan, Inc.                  Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------
May Investments                    Loan                                                 47         --
-----------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                Loans                                             3,803      3,803
                                   Series B Convertible Preferred Stock              2,049      2,049
                                   (227,665 shares)
                                   Warrants                                            136        136
-----------------------------------------------------------------------------------------------------
Meigher Communications, L.P.       Loan                                              2,933      2,933
-----------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus, LLC     Loan                                             10,936     10,936
-----------------------------------------------------------------------------------------------------
Midview Associates, L.P.           Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Mihadas                            Loan                                                285        285
-----------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.         Loans                                                17         17
                                   Debt Securities                                   1,823        370
                                   Common Stock (33,333 shares)                         --         --
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Morton Industrial Group (1)        Common Stock (5,835 shares)                         241         82
-----------------------------------------------------------------------------------------------------
MVL Group                          Debt Securities                                  13,768     13,768
                                   Warrants                                            849        849
-----------------------------------------------------------------------------------------------------
NET-Tel Communications, Inc.       Debt Securities                                   9,479      9,479
                                   Series B Convertible Preferred Stock              5,000      5,000
                                   (647 shares)
                                   Warrants                                            500        500
-----------------------------------------------------------------------------------------------------
New York Donut Corporation         Loan                                                 23         23
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                         SEPTEMBER 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Nobel Learning Communities,        Debt Securities                                $  9,473   $  9,473
  Inc. (1)                         Series D Convertible Preferred Stock              2,000      2,000
                                     (265,957 shares)
                                   Warrants                                            575        575
-----------------------------------------------------------------------------------------------------
Northeast Broadcasting Group,      Debt Securities                                     391        391
  L.P.
-----------------------------------------------------------------------------------------------------
Nursefinders, Inc.                 Debt Securities                                  10,902     10,902
                                   Warrants                                            900        900
-----------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.            Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------
Opinion Research Corporation(1)    Debt Securities                                  13,864     13,864
                                   Warrants                                            996        996
-----------------------------------------------------------------------------------------------------
PAL Liberty, Inc.                  Loan                                                210        210
-----------------------------------------------------------------------------------------------------
Panera Bread Company (1)           Warrants                                            227         58
-----------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)            Debt Securities                                   4,591      2,591
                                   Common Stock (208,000 shares)                        59         12
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.         Debt Securities                                   7,425      7,425
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.           Loan                                             14,850     14,850
-----------------------------------------------------------------------------------------------------
Progressive International          Debt Securities                                   3,937      3,937
  Corporation                      Common Stock (197 shares)                            13         13
                                   Preferred Stock (500 shares)                        500        500
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Quality Software Products          Common Stock (14,000 shares)                        133        123
  Holdings, PLC (1)
-----------------------------------------------------------------------------------------------------
R.L. Singletary                    Loan                                                 89         89
-----------------------------------------------------------------------------------------------------
Schwinn/GT                         Debt Securities                                   9,884      9,884
                                   Warrants                                            395        395
-----------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.         Series A Preferred Stock (1,000 shares)             993        271
-----------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.            Debt Securities                                   8,121      8,121
                                   Common Stock (2,000 shares)                         200        200
                                   Preferred Stock (300 shares)                        300        300
                                   Warrants                                            446        446
-----------------------------------------------------------------------------------------------------
Southwest PCS, LP                  Debt Securities                                   7,359      7,359
                                   Options                                              --         --
-----------------------------------------------------------------------------------------------------
Spa Lending Corporation            Preferred Stock (28,625 shares)                     335        223
                                   Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,
  Inc.                             Loans                                             6,130      4,641
                                   Debt Securities                                   2,445        676
-----------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.      Debt Securities                                  11,666     11,666
                                   Options                                             266        266
-----------------------------------------------------------------------------------------------------
Techniplas, Inc.                   Loan                                              1,396      1,396
-----------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

        PORTFOLIO COMPANY                                                         SEPTEMBER 30, 1999
  (IN THOUSANDS, EXCEPT NUMBER                                                    -------------------
           OF SHARES)                              INVESTMENT(2)                    COST      VALUE
---------------------------------  ---------------------------------------------  --------   --------
                                                                                      (UNAUDITED)
Teknekron Infoswitch Corporation   Debt Securities                                $ 14,714   $ 14,714
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Total Foam, Inc.                   Debt Securities                                   1,536        147
                                   Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC        Debt Securities                                   3,883      3,883
                                   Warrants                                             54         54
                                   Common Units (2,325 units)                          500        500
-----------------------------------------------------------------------------------------------------
United Pet Group                   Debt Securities                                   4,951      4,951
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Unitel, Inc.                       Debt Securities                                   3,665      3,665
                                   Warrants                                            360      1,010
-----------------------------------------------------------------------------------------------------
Vianova Resins GmbH                Debt Securities                                   1,652      1,652
                                   Warrants                                             --         --
-----------------------------------------------------------------------------------------------------
Vidon, Inc.                        Loan                                                257        257
-----------------------------------------------------------------------------------------------------
William R. Dye                     Loan                                                262        262
-----------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company   Warrants                                             24        322
-----------------------------------------------------------------------------------------------------
Wilton Industries, Inc.            Loan                                             12,390     12,390
-----------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition               Debt Securities                                  15,108     15,108
  Corporation                      Common Stock (99 shares)                            100        100
                                   Preferred Stock (100 shares)                      3,700      3,700
-----------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (102 investments)                         $538,361   $546,034
-----------------------------------------------------------------------------------------------------

                                                                             SEPTEMBER 30, 1999
                                              INTEREST        NUMBER OF    -----------------------
                                            RATE RANGES      INVESTMENTS      COST        VALUE
                                          ----------------   -----------   ----------   ----------
                                                                                 (UNAUDITED)
COMMERCIAL MORTGAGE-BACKED SECURITIES
Purchased CMBS                                                     6       $  213,371   $  213,371
--------------------------------------------------------------------------------------------------
Residual CMBS                                                      1           75,808       75,808
--------------------------------------------------------------------------------------------------
Residual securitization spread                                     1            8,477        6,977
--------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                   8       $  297,656   $  296,156
--------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE LOANS
                                          Up to   6.99%            6       $    2,033   $    2,033
                                          7.00%- 8.99%            19           79,535       79,535
                                          9.00%-10.99%            48           41,774       42,127
                                          11.00%-12.99%           23           48,428       48,428
                                          13.00%-14.99%            4           12,365       12,365
                                          15.00% and above         1              993          993
--------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                             101       $  185,128   $  185,481
--------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                             SEPTEMBER 30, 1999
                                              INTEREST        NUMBER OF    -----------------------
                                            RATE RANGES      INVESTMENTS      COST        VALUE
                                          ----------------   -----------   ----------   ----------
                                                                                 (UNAUDITED)
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                          Up to   6.99%            3       $      113   $      113
                                          7.00%- 8.99%             5               54           42
                                          9.00%-10.99%           121           31,677       31,989
                                          11.00%-12.99%          287           37,370       36,605
                                          13.00%-14.99%            3              180          163
                                          15.00% and above        --               --           --
--------------------------------------------------------------------------------------------------
     Total Small Business Administration 7(a) loans              419       $   69,394   $   68,912
--------------------------------------------------------------------------------------------------
Other portfolio assets                                             9       $    7,572   $    7,070
--------------------------------------------------------------------------------------------------
Total portfolio at value                                         639       $1,098,111   $1,103,653
--------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
MEZZANINE LOANS AND DEBT SECURITIES AND EQUITY INTERESTS IN PORTFOLIO COMPANIES

Acme Paging, L.P.              Debt Securities                                      $  6,273   $  6,273
                               Partnership Interest                                    1,456      2,600
-------------------------------------------------------------------------------------------------------
American Barbecue & Grill,
  Inc.                         Loans                                                   1,475      1,475
                               Debt Securities                                         2,084      2,084
                               Warrants                                                  125        125
-------------------------------------------------------------------------------------------------------
AMF Bowling, Inc. (1)          High Yield Debt                                         5,086      5,086
-------------------------------------------------------------------------------------------------------
Arnold Moving Co., Inc.        Loans                                                     570        570
-------------------------------------------------------------------------------------------------------
ASW Holding Corporation        Warrants                                                   25         25
-------------------------------------------------------------------------------------------------------
Au Bon Pain Co., Inc. (1)      Debt Securities                                         7,427      7,427
                               Warrants                                                  227          8
-------------------------------------------------------------------------------------------------------
Avborne, Inc.                  Debt Securities                                        12,510     12,510
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Brazos Sportswear, Inc. (1)    Common Stock (342,938 shares)                             330         --
-------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)   Preferred Stock (3,250 shares)                          3,250      3,250
-------------------------------------------------------------------------------------------------------
Celebrities, Inc.              Debt Securities                                           339        339
                               Warrants                                                   12         12
-------------------------------------------------------------------------------------------------------
CeraTech Holdings Corporation  Debt Securities                                         1,991         50
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cherry Tree Toys, Inc.         Debt Securities                                         1,557      1,557
                               Common Stock (220 shares)                                   1         --
-------------------------------------------------------------------------------------------------------
Convenience Corporation of     Debt Securities                                         8,391      2,774
  America                      Series A Preferred Stock (31,521 shares)                  334         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Cooper Natural Resources,
  Inc.                         Debt Securities                                         3,450      3,450
                               Warrants                                                   --      1,138
-------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC         Loan                                                    5,860      5,860
-------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing         Debt Securities                                         2,948      2,948
  Resources, LLC               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Coverall North America         Loan                                                    8,915      8,915
-------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.     Hungarian Quotas (9.2%)                                   700        700
-------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.     Warrants                                                  250        250
-------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)      Warrants                                                  350        133
-------------------------------------------------------------------------------------------------------
Directory Investment           Common Stock (470 shares)                                  --        148
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

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Jack Henry & Associates, Inc.  Common Stock (90,438 shares)                         $     26   $  4,193
(1)
-------------------------------------------------------------------------------------------------------
Jeff & Chris Mufflers, Inc.    Loan                                                       93         93
-------------------------------------------------------------------------------------------------------
JRI Industries, Inc.           Debt Securities                                         2,111      2,111
                               Warrants                                                   74         74
-------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.          Debt Securities                                         4,692      4,692
                               Warrants                                                  324      2,100
-------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.       Loans                                                   3,739      3,739
                               Debt Securities                                         2,609      2,609
                               Warrants                                                  348      3,500
                               Equity Interest                                             3          3
-------------------------------------------------------------------------------------------------------
Kirkland's, Inc.               Debt Securities                                         6,283      6,283
                               Warrants                                                   96      2,850
-------------------------------------------------------------------------------------------------------
Kyrus Corporation              Debt Securities                                         7,601      7,601
                               Warrants                                                  348        348
-------------------------------------------------------------------------------------------------------
KZSF Broadcasting, Inc.        Loans                                                     884        884
-------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems,
  Inc.                         Debt Securities                                         3,403      3,403
                               Common Stock (64,535 shares)                              142        142
-------------------------------------------------------------------------------------------------------
Lingcomm, Inc.                 Loan                                                      207        207
-------------------------------------------------------------------------------------------------------
Liqui-Dri Foods, Inc.          Loans                                                  10,291     10,291
-------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)     High Yield Debt                                        15,002     15,002
-------------------------------------------------------------------------------------------------------
Love Funding Corporation       Series D Preferred Stock (26,000 shares)                  359        213
-------------------------------------------------------------------------------------------------------
May Investments                Loan                                                       47         --
-------------------------------------------------------------------------------------------------------
Meigher Communications, L.P.   Loan                                                    2,918      2,918
-------------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus,     Loan                                                   10,434     10,434
  LLC
-------------------------------------------------------------------------------------------------------
Midview Associates, L.P.       Debt Securities                                           197        197
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Mihadas                        Loan                                                      287        287
-------------------------------------------------------------------------------------------------------
Mill-It Striping, Inc.         Common Stock (18 shares)                                  250         --
-------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.     Loans                                                      17         17
                               Debt Securities                                         1,823        219
                               Common Stock (33,333 shares)                               --         --
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)    Common Stock (5,835 shares)                               241         82
-------------------------------------------------------------------------------------------------------
New York Donut Corporation     Loan                                                       61         61
-------------------------------------------------------------------------------------------------------
Nobel Learning Communities,    Debt Securities                                         9,419      9,419
  Inc. (1)                     Series D Convertible Preferred Stock   (265,957         2,000      2,000
                               shares)
                               Warrants                                                  575        575
-------------------------------------------------------------------------------------------------------
Norman's Yogurt, Inc.          Loan                                                        8          8
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Northeast Broadcasting Group,  Debt Securities                                      $    415   $    415
L.P.
-------------------------------------------------------------------------------------------------------
Nursefinders, Inc.             Debt Securities                                        10,841     10,841
                               Warrants                                                  900        900
-------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.        Debt Securities                                           589        140
                               Warrants                                                   77         --
-------------------------------------------------------------------------------------------------------
PAL Liberty, Inc.              Loan                                                      229        229
-------------------------------------------------------------------------------------------------------
David Peters                   Loan                                                      164         55
-------------------------------------------------------------------------------------------------------
PIATL Holdings, Inc.           Loan                                                       31         31
                               Preferred Stock (276 shares)                              160        222
                               Common Stock (24 shares)                                   --         --
-------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)        Debt Securities                                         4,091      4,091
                               Common Stock (208,000 shares)                              59         33
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Precision Industries Co.       Debt Securities                                         9,580      9,580
                               Common Stock (132,507 shares)                           1,050      1,616
-------------------------------------------------------------------------------------------------------
Progressive International      Debt Securities                                         3,680      3,680
  Corporation                  Preferred Stock (500 shares)                              500        500
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------
Quality Software Products      Common Stock (94,479 shares)                              901        557
  Holdings, PLC (1)
-------------------------------------------------------------------------------------------------------
Radio One of Atlanta, Inc.     Loans                                                   2,000      2,000
                               Debt Securities                                         9,972      9,972
                               Common Stock (1,430 shares)                                --      3,000
-------------------------------------------------------------------------------------------------------
Randhawa Brothers              Loan                                                      117        117
  Enterprises, Inc.
-------------------------------------------------------------------------------------------------------
R.L. Singletary                Loan                                                       98         98
-------------------------------------------------------------------------------------------------------
Schwinn/GT                     Debt Securities                                         9,605      9,605
                               Warrants                                                  395        395
-------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.     Series A Preferred Stock (1,000 shares)                   993        993
-------------------------------------------------------------------------------------------------------
Spa Lending Corporation        Preferred Stock (28,625 shares)                           399        306
                               Common Stock (6,208 shares)                                24         --
-------------------------------------------------------------------------------------------------------
SunStates Refrigerated
  Services, Inc.               Loans                                                   1,830        341
                               Debt Securities                                         2,445        676
-------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.  Debt Securities                                        11,881     11,881
                               Options                                                    --         --
-------------------------------------------------------------------------------------------------------
Total Foam, Inc.               Debt Securities                                         1,562        106
                               Common Stock (910 shares)                                  57         --
-------------------------------------------------------------------------------------------------------
Unitel, Inc.                   Debt Securities                                         3,579      3,579
                               Warrants                                                  360        360
-------------------------------------------------------------------------------------------------------
Vianova Resins GmbH            Debt Securities                                         1,812      1,812
                               Warrants                                                   --         --
-------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

      PORTFOLIO COMPANY                                                              DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT NUMBER                                                        -------------------
         OF SHARES)                               INVESTMENT(2)                       COST      VALUE
-----------------------------  ---------------------------------------------------  --------   --------
Vidon, Inc.                    Loan                                                 $    259   $    259
-------------------------------------------------------------------------------------------------------
William R. Dye                 Loan                                                      265        265
-------------------------------------------------------------------------------------------------------
Williams Brothers Lumber       Warrants                                                   24        322
  Company
-------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.        Loan                                                   12,000     12,000
-------------------------------------------------------------------------------------------------------
WYCB Acquisition Corporation   Loan                                                    3,812      3,812
-------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition           Debt Securities                                        15,094     15,094
  Corporation                  Common Stock (99 shares)                                  100        100
                               Preferred Stock (100 shares)                            3,700      3,700
-------------------------------------------------------------------------------------------------------
     Total mezzanine loans and debt securities and equity
       interests in portfolio companies (94 investments)                            $382,488   $388,554
-------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31, 1998
                                                INTEREST        NUMBER OF    -------------------
                                              RATE RANGES      INVESTMENTS     COST      VALUE
                                            ----------------   -----------   --------   --------
COMMERCIAL MORTGAGE-BACKED SECURITIES
Purchased CMBS                                                       1       $ 32,221   $ 32,221
------------------------------------------------------------------------------------------------
Residual CMBS                                                        1         70,771     70,771
------------------------------------------------------------------------------------------------
Residual securitization spread                                       1         12,182     10,682
------------------------------------------------------------------------------------------------
     Total commercial mortgage-backed securities                     3       $115,174   $113,674
------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE LOANS
                                            Up to   6.99%            3       $  1,327   $  1,327
                                            7.00%- 8.99%            43        104,872    104,872
                                            9.00%-10.99%           102         69,635     70,076
                                            11.00%-12.99%           31         44,424     44,424
                                            13.00%-14.99%            4         12,362     12,362
                                            15.00% and above         1            125        125
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                               184       $232,745   $233,186
------------------------------------------------------------------------------------------------
SMALL BUSINESS ADMINISTRATION 7(a) LOANS
                                            Up to   6.99%           12       $    160   $    115
                                            7.00%- 8.99%            12            134         57
                                            9.00%-10.99%           364         51,925     51,343
                                            11.00%-12.99%           53          5,148      4,592
                                            13.00%-14.99%            5            284        178
                                            15.00% and above        --             --         --
------------------------------------------------------------------------------------------------
     Total Small Business Administration 7(a) loans                446       $ 57,651   $ 56,285
------------------------------------------------------------------------------------------------
Other portfolio assets                                               6       $  8,331   $  8,575
------------------------------------------------------------------------------------------------
Total portfolio at value                                           733       $796,389   $800,274
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

     The Merger was treated as a tax-free reorganization under Section 368
(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"). For federal income tax purposes, the Predecessor Companies carried forward the historical cost basis of their assets and liabilities to the surviving entity
(ACC). For financial reporting purposes, the Predecessor Companies also carried forward the historical cost basis of their respective assets and liabilities at the time the Merger was effected. The consolidated financial statements reflect the operations of ACC with the years ended December 31, 1997 and 1996 restated as if the Predecessor Companies had merged as of the beginning of the earliest period presented.

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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

     At September 30, 1999 and December 31, 1998, approximately 97 percent and 98 percent, respectively, of the Company's mezzanine loan portfolio was composed of fixed interest rate loans. The weighted average yield (at value) on the mezzanine portfolio at September 30, 1999 and December 31, 1998 was 14.0 percent and 14.6 percent, respectively. At September 30, 1999 and December 31, 1998, mezzanine loans and debt securities with a cost basis of $35,911,000 and $20,977,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
     The geographic and industry composition of the mezzanine portfolio at September 30, 1999 and December 31, 1998 was as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   26%        28%
Midwest.....................................................   25         27
Southeast...................................................   20         23
West........................................................   13         11
Northeast...................................................   11          4
International...............................................    5          7
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

INDUSTRY
Business Services...........................................   26%        11%
Consumer Products...........................................   20         25
Telecommunications..........................................   14         14
Industrial Products.........................................   14          8
Education...................................................    6          8
Broadcasting................................................    6          9
Retail......................................................    4          9
Other.......................................................   10         16
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

  COMMERCIAL MORTGAGE-BACKED SECURITIES

     In December 1998, the Company purchased $67 million of Purchased Commercial Mortgage-Backed Securities ("Purchased CMBS") for $32 million. For the nine months ended September 30, 1999, the Company purchased for a price of $183.4 million, Purchased CMBS with a face value of $373.2 million. The bonds owned by the Company of non-investment grade and unrated tranches are junior in priority for payment of principal to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinate tranche will bear this loss first.

     As of September 30, 1999 and December 31, 1998, the estimated yield to maturity on the Purchased CMBS was approximately 14.2 percent and 15.0 percent, respectively. The Company's estimated returns on its Purchased CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, will be achieved.

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

     The Company accounted for the securitization in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the Company recorded a gain of $14.8 million net of the costs of the securitization and the cost of settlement of interest rate swaps. The gain arises from the difference between the carrying amount of the loans and the fair market value of the assets received (i.e., cash, Residual Securitization Spread, Residual CMBS and a servicing asset). As of September 30, 1999, the mortgage loan pool had an approximate weighted average stated interest rate of 9.4 percent. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the Residual Securitization Spread was determined based on a constant prepayment rate of 7 percent and a discount rate of 14 percent.

     The geographic composition and the property types securing the commercial mortgage-backed securities at September 30, 1999 and December 31, 1998 were as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
West........................................................   29%        17%
Mid-Atlantic................................................   23         32
Midwest.....................................................   22         19
Southeast...................................................   21         25
Northeast...................................................    5          7
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===
PROPERTY TYPE
Retail......................................................   33%        32%
Housing.....................................................   30         13
Office......................................................   20         21
Hospitality.................................................    8         23
Other.......................................................    9         11
                                                              ---        ---
          Total.............................................  100%       100%
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

     At September 30, 1999 and December 31, 1998, approximately 80 percent and 20 percent and 68 percent and 32 percent of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. The weighted average yield (at value) on the real estate portfolio as of September 30, 1999 and December 31, 1998 equaled 9.8 percent and 10.4 percent, respectively. As of September 30, 1999 and December 31, 1998, loans with a cost basis of $5,042,000 and $5,443,000, respectively, were not accruing interest.

     The geographic composition and the property types securing the commercial mortgage loan portfolio at September 30, 1999 and December 31, 1998 were as follows:

                                                              1999       1998
                                                              ----       ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   43%        37%
Southeast...................................................   27         26
West........................................................   19         24
Midwest.....................................................    8          9
Northeast...................................................    3          4
                                                              ---        ---
          Total.............................................  100%       100%
                                                              ===        ===

PROPERTY TYPE
Hospitality.................................................   35%        47%
Office......................................................   31         20
Retail......................................................   13         14
Recreation..................................................   11          7
Other.......................................................   10         12
                                                              ---        ---
          Total.............................................  100%       100%
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

     The Company charges interest on the 7(a) loans at a variable rate, typically 1.75 percent to 2.75 percent above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity. At September 30, 1999 and

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. PORTFOLIO, CONTINUED
December 31, 1998, approximately 98 percent and 96 percent, respectively of the Company's portfolio of 7(a) loans were variable interest rate loans.

     As permitted by SBA regulations, the Company sells to investors, without recourse, the guaranteed portion of its loans while retaining the right to service 100 percent of such loans.

     As of September 30, 1999 and December 31, 1998, 7(a) loans with a cost basis of $13,133,000 and $11,227,000, respectively, were not accruing interest.

     The geographic and industry composition of the SBA 7(a) portfolio at September 30, 1999 and December 31, 1998 was as follows:

                                                              1999      1998
                                                              ----      ----
GEOGRAPHIC REGION
Midwest.....................................................   35%       34%
Mid-Atlantic................................................   35        29
Southeast...................................................   15        16
West........................................................   10        14
Northeast...................................................    5         7
                                                              ---       ---
          Total.............................................  100%      100%
                                                              ===       ===

INDUSTRY
Retail......................................................   40%       41%
Hospitality.................................................   29        30
Consumer Products...........................................   12         6
Consumer Services...........................................    5         6
Business Services...........................................    4         4
Broadcasting................................................    3         4
Other.......................................................    7         9
                                                              ---       ---
          Total.............................................  100%      100%
                                                              ===       ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT

     At September 30, 1999 and December 31, 1998, the Company had the following credit facilities:

                                                            1999                     1998
                                                     -------------------      -------------------
                                                     FACILITY    AMOUNT       FACILITY    AMOUNT
                                                      AMOUNT     DRAWN         AMOUNT     DRAWN
                                                     --------   --------      --------   --------
                                                                    (IN THOUSANDS)
Debentures and notes payable:
     Master loan and security agreement............  $250,000   $ 34,500      $250,000   $  6,000
     Unsecured long-term notes payable.............   317,000    317,000       180,000    180,000
     SBA debentures................................    74,650     47,650        74,650     47,650
     OPIC loan.....................................     5,700      5,700         5,700      5,700
     Master repurchase agreement...................        --         --       250,000         --
                                                     --------   --------      --------   --------
          Total debentures and notes payable.......   647,350    404,850       760,350    239,350
                                                     --------   --------      --------   --------
Revolving lines of credit..........................   340,000    133,000       200,000     95,000
                                                     --------   --------      --------   --------
          Total Debt...............................  $987,350   $537,850      $960,350   $334,350
                                                     ========   ========      ========   ========

  MASTER LOAN AND SECURITY AGREEMENT

     The Company, and BMI, established a facility to borrow up to $250,000,000, of which $100,000,000 is committed, using commercial mortgage loans as collateral under the agreement. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80 percent to 90 percent of the value of the collateral pledged. The agreement generally requires interest only payments with all principal due at maturity. Principal may be repaid at any time without penalty. The agreement bears interest at the one-month London Interbank Offer Rate ("LIBOR") plus 1.0 percent, or 6.4 percent and 6.6 percent, at September 30, 1999 and December 31, 1998, respectively. Average debt outstanding, maximum amount borrowed, and weighted average interest rate charged on this facility for the nine months ended September 30, 1999 and for the year ended December 31, 1998 were $40,323,000 and $21,932,000; $84,392,000 and $56,000,000; and 6.1 percent and
6.5 percent; respectively. The agreement matured on October 7, 1999 and the Company, without BMI, extended the facility through October 30, 2000, with a total committed facility up to $100,000,000.

  UNSECURED LONG-TERM NOTES PAYABLE

     In June 1998 and May 1999 the Company issued unsecured long-term notes held by private institutional investors. The notes have terms of 5 or 7 years with an aggregate principal balance of $317,000,000. The weighted average interest rate on the notes is 7.3 percent and interest only is payable semi-annually until maturity. The notes may be prepaid in whole or in part together with an interest premium as stipulated in the note agreement.

  SBA DEBENTURES

     At September 30, 1999 and December 31, 1998, the Company had drawn debentures totaling $47,650,000 and $47,650,000, respectively, payable to the SBA at interest rates ranging from 6.9 percent to 9.6 percent. Scheduled maturity dates are as follows: 1999 -- $0; 2000 -- $17,300,000;
2001 -- $9,350,000; 2002 -- $0; 2003 -- $0; and $21,000,000 thereafter. The debentures require semi-

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. DEBT, CONTINUED
annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

  OVERSEAS PRIVATE INVESTMENT CORPORATION (OPIC) LOAN

     The Company has a loan agreement with OPIC to provide financing for international projects involving qualifying U.S. small businesses. Loans under this agreement bear interest at the U.S. Treasury rate plus 0.5 percent for the applicable period of the borrowing, or 6.6 percent at September 30, 1999 and December 31, 1998. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to 5 percent of the return generated by the OPIC-related investments in excess of 7 percent. There are no required principal payments until the OPIC loans mature in January 2006.

  REVOLVING LINES OF CREDIT

     In May 1999, the Company increased its unsecured revolving line of credit to $340,000,000 from $315,000,000. The facility bears interest at LIBOR plus
1.25 percent, or 6.6 percent and 6.9 percent at September 30, 1999 and December 31, 1998, respectively, and requires a commitment fee equal to 0.25 percent of the committed amount. The new line expires in March 2001. The line of credit requires monthly payments of interest and all principal is due upon its expiration.

     The average debt outstanding on the revolving lines were $83,253,000 and $51,904,000 for the nine months ended September 30, 1999 and for the year ended December 31, 1998, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the nine months ended September 30, 1999 and for the year ended December 31, 1998 were $174,000,000 and $105,000,000, and 6.4 percent and 6.8 percent, respectively.

NOTE 6. SHAREHOLDERS' EQUITY

     For the nine months ended September 30, 1999 and for the year ended December 31, 1998, the Company's compensation committee granted a total of 553,921 options and 5,189,944 options, respectively, to officers and non-officer directors of the Company under the ACC Plan. The options awarded to officers were generally non-qualified stock options that vest over a five-year period from the grant date. The stock options have been granted at the market price on the date of grant with a weighted average exercise price equal to $20.33 per share. At September 30, 1999, options for 1,460,111 shares were vested. 191,135 options were exercised and 149,611 options were cancelled during the nine months ended September 30, 1999. Options were exercised for 10,408 shares, and options were canceled for 65,638 shares during the year ended December 31, 1998.

     During the nine months ended September 30, 1999, the Company sold 3,803,000 shares of its common stock through underwriters for net proceeds of $73,321,000, after costs of $3,608,000 which included a weighted average discount of 3.8 percent. In addition, the Company sold 1,604,119 shares of its common stock to an institutional investor in three transactions. The net proceeds from the transactions were $29,758,000, after costs of $1,169,000 which included a discount of 3.0 percent.

     In 1998, the Company sold 3,565,000 shares of its common stock through an underwriter for net proceeds of $56,776,000, after costs of $3,384,000 which included a 5.0 percent fee paid to the underwriter. In 1998, the Company also sold 801,959 shares of its common stock to an institutional

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6. SHAREHOLDERS' EQUITY, CONTINUED
investor in two transactions. The net proceeds from the transactions were $12,899,000, after costs of $677,000 which included a weighted average discount of 4.0 percent.

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sales prices reported for the Company's common stock for the five days on which trading in the shares takes place immediately prior to the dividend payment date. For the nine months ended September 30, 1999 and for the year ended December 31, 1998, the Company issued 169,588 and 241,482 shares, respectively, at an average price per share of $19.80 and $20.35, respectively.

NOTE 7. EARNINGS PER COMMON SHARE

                                                                                            PER COMMON
                                                               INCOME        SHARES        SHARE AMOUNT
                                                              --------       -------       -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)
Net increase in net assets resulting from operations...       $26,944
Less: Preferred stock dividends                                   (55)
                                                              -------
Income available to common shareholders................       $26,889
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      61,042            $0.44
                                                                                               =====
Options outstanding to officers........................                         416
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      61,458            $0.44
                                                                             ======            =====
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
  (UNAUDITED)
Net increase in net assets resulting from operations...       $14,906
Less: Preferred stock dividends........................           (55)
                                                              -------
Income available to common shareholders................       $14,851
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,373            $0.29
                                                                                               =====
Options outstanding to officers........................                           4
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,377            $0.29
                                                                             ======            =====
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
  (UNAUDITED)
Net increase in net assets resulting from operations...       $67,645
Less: Preferred stock dividends                                  (165)
                                                              -------
Income available to common shareholders................       $67,480
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      59,077            $1.14
                                                                                               =====
Options outstanding to officers........................                         162
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      59,239            $1.14
                                                                             ======            =====
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
  (UNAUDITED)
Net increase in net assets resulting from operations...       $61,448
Less: Preferred stock dividends........................          (165)
                                                              -------
Income available to common shareholders................       $61,283
                                                              =======
BASIC EARNINGS PER COMMON SHARE........................                      51,502            $1.19
                                                                                               =====
Options outstanding to officers........................                         210
                                                                             ------
DILUTED EARNINGS PER COMMON SHARE......................                      51,712            $1.19
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

NOTE 8. FORMULA AWARD AND CUT-OFF AWARD

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-Merger. In the aggregate, the Formula Award equaled 6 percent of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust under the DC Plan (see Note 10) and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award will be expensed in each year in which it vests. For the nine months ended September 30, 1999 and for the year ended December 31, 1998, $4,681,000 and $6,242,000, respectively was expensed as a result of the Formula Award. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the nine months ended September 30, 1999 and for the year ended December 31, 1998, $61,000 and $270,000, respectively, of the Formula Award was forfeited.

     On January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,062,000 representing the portion of the Formula Award that vested on December 31, 1998.

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award is computed for each unvested option as of the Merger date. The Cut-off Award is equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award is payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximates $2.9 million in the aggregate and is expensed as the Cut-off Award vests. For the nine months ended September 30, 1999 and for the year ended December 31, 1998, $507,000 and $807,000, respectively, of the Cut-off Award vested.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $1.20 per common share dividend, or $71,800,000, for the nine months ended September 30, 1999.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company is party to certain lawsuits in the normal course of its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company's financial condition or results of operations.

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

     The total portfolio at value was $1,103.7 million at September 30, 1999 and $800.3 million at December 31, 1998. During the nine months ended September 30, 1999, the Company invested a total of $534.0 million. After total repayments of $120.6 million, loan sales of $120.9 million and valuation changes, the Company's investment portfolio increased by 38% since December 31, 1998. The portfolio increased approximately 15% for the year ended December 31, 1998.

                                                             AT              AT
                                                        SEPTEMBER 30,   DECEMBER 31,
                  ASSET COMPOSITION                         1999            1998
                  -----------------                     -------------   ------------
Mezzanine Investments.................................       47%             46%
Commercial Mortgage-Backed Securities*................       25%             13%
Commercial Mortgage Loans.............................       16%             27%
SBA 7(a) Loans........................................        6%              7%
Cash and Other Assets.................................        6%              7%
                                                            ----            ----
                                                            100%            100%
                                                            ====            ====

-------------------------
* Includes Purchased CMBS totaling 18% and 4% of total assets at September 30, 1999 and December 31, 1998, respectively.

MEZZANINE

     Mezzanine loans, debt securities and equity interests were $546.0 million and $388.6 million at September 30, 1999 and December 31, 1998, respectively. The effective yield on the mezzanine loans and debt securities was 14.0% and 14.6% at September 30, 1999 and December 31, 1998, respectively. Mezzanine loan originations and purchases were $110.4 million and $44.3 million for the quarters ended September 30, 1999 and 1998, respectively, and $237.6 million and $127.2 million for the nine months ended September 30, 1999 and 1998, respectively. Mezzanine loan originations and purchases were $236.0 million for the year ended December 31, 1998. Mezzanine repayments were $38.3 million and $4.9 million for the quarters ended September 30, 1999 and 1998, respectively, and $86.5 million and $23.9 million for the nine months ended September 30, 1999 and 1998, respectively. Mezzanine repayments and sales were $41.3 million for the year ended December 31, 1998.

COMMERCIAL MORTGAGE-BACKED SECURITIES

     Commercial mortgage-backed securities (CMBS) were $296.2 million and $113.7 million at September 30, 1999 and December 31, 1998. The portfolio at September 30, 1999 consisted of $213.4 million of purchased CMBS ("Purchased CMBS") and $82.8 million of CMBS retained primarily from a $295 million asset securitization the Company completed on January 30, 1998 ("Residual CMBS"). During the third quarter of 1999 we acquired Purchased CMBS with a face value of $50.4 million for a cost of $27.8 million, and during the first nine months of 1999, the Company acquired Purchased CMBS with a face value of $373.2 million for a cost of $183.4 million. At September 30, 1999 and December 31, 1998, the estimated yield to maturity on the Purchased CMBS and the Residual CMBS was 14.2% and 9.9%, and 15.0% and 9.7%, respectively. At September 30, 1999 and December 31, 1998, the weighted average yield on the entire CMBS portfolio was 13.0% and 11.2%, respectively. The weighted average loan-to-value and debt service coverage of the loans securing the total CMBS portfolio at September 30, 1999 were 69.9% and 1.4, respectively.

     Acquisitions of Purchased CMBS have had, and will continue to have, the full scrutiny of the Company's underwriting processes. The Company re-underwrites the majority of the loans securing the bonds, including determining its own assessment of cash flow available for debt service and appraisal value, and visits most of the collateral properties. The Company will continue to bid on similar CMBS offerings as long as we can achieve significant discounts and attractive yields on the purchase of such offerings. However, we will limit our Purchased CMBS acquisitions in order to maintain a balanced portfolio.

COMMERCIAL MORTGAGE LOANS

     Commercial mortgage loans were $185.5 million at September 30, 1999 and $233.2 million at December 31, 1998. The weighted average current stated interest rate on the commercial mortgage loan portfolio at September 30, 1999 was 9.6% and at December 31, 1998 was 9.7%. The weighted average yield on the commercial mortgage loan portfolio was 9.8% at September 30, 1999 and 10.4% at December 31, 1998. The effective yield on the commercial mortgage loan portfolio is higher than the stated interest rate due to the amortization of market discount on purchased loans and original issue discount.

     In the first quarter of 1998, the Company reduced its commercial mortgage loan portfolio through the securitization of $295 million in commercial real estate loans. In addition the Company slowed its origination activity in early 1998 due to pricing conditions in the market. The Company has also continued to sell commercial mortgage loans in order to reduce the portfolio. As a result, the commercial mortgage loan portfolio decreased by 20% and 48%, respectively, for the nine months ended September 30, 1999 and the year ended December 31, 1998.

ALLIED CAPITAL EXPRESS

     During the second quarter of 1999, the Company combined its commercial real estate loan origination activity with its SBA 7(a) lending activity in order to increase its loans originated for sale business under the Allied Capital Express brand name. Through Allied Capital Express, the Company provides small business and commercial real estate loans up to $3 million. The majority of the loans originated in this area are originated for sale, generally at premiums of up to 10% of the loan amount. A summary of Allied Capital Express loan origination and sale activity for the nine months ended September 30, 1999 and 1998 is as follows:

                                                            FOR THE THREE          FOR THE NINE
                                                               MONTHS                 MONTHS
                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                         -------------------   --------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   ---------
(in thousands)
Loan Originations:
  SBA 7(a).............................................  $26,584    $10,200    $64,650    $ 39,600
  Other................................................   26,783     46,300     48,426     182,700
Loan Sales:
  SBA 7(a).............................................   21,467      7,400     45,075      26,800
  Other................................................   31,386         --     75,796          --

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

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net increase in net assets resulting from operations (NIA) was $67.6 million, or $1.14 per share, and $61.4 million, or $1.19 per share, for the nine months ended September 30, 1999 and 1998, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. The NIA for the nine months ended September 30, 1998 also includes a one-time gain of $14.8 million, or $0.28 per share, resulting from a commercial mortgage loan securitization transaction that was completed in January 1998.

     Total interest and related portfolio income was $98.9 million and $80.8 million for the nine months ended September 30, 1999 and 1998, respectively. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes net premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income. 1998 total interest and related portfolio income includes a one-time gain on sale of $14.8 million resulting from a commercial mortgage loan securitization transaction that was completed in January 1998. Excluding the 1998 gain on sale, total interest and related portfolio income increased in the first nine months of 1999 by 50% as compared to the first nine months of 1998.

     Interest income totaled $84.4 million and $58.4 million for the nine months ended September 30, 1999 and 1998, respectively. Interest income increased $26.0 million or 44% compared to the same period in the prior year. The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 49% to $1,033.6 million at September 30, 1999 from $692.9 million at September 30, 1998. The weighted average yield on the interest bearing investments in the portfolio at September 30, 1999 was 12.5% as compared to 11.8% at September 30, 1998.

     Net premiums from loan dispositions were $9.0 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $5.2 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively. This premium income results primarily from the premium paid by purchasers of the guaranteed portion of the Company's SBA 7(a) loans sold into the secondary market and the commercial real estate loans sold to third parties, less the origination commissions associated with the loans sold.

     Prepayment premiums were $3.8 million and $0.7 million for the nine months ended September 30, 1999 and 1998, respectively. While the scheduled maturity of mezzanine and commercial mortgage loans ranges from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Investment advisory fees and other income were $5.4 million and $4.6 million for the nine months ended September 30, 1999 and 1998, respectively. Investment advisory fees are received from the private funds managed by the Company.

     Total operating expenses were $44.0 million and $31.8 million for the nine months ended September 30, 1999 and 1998, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and general and administrative expenses.

     The Company's single largest expense is interest on indebtedness, which totaled $24.2 million and $14.5 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense increased $9.6 million, or 66%, compared to the same period in the prior year. The increase is attributable to an increase in borrowings by the Company and its subsidiaries under various credit facilities. The Company's total borrowings were $537.9 million and $361.7 million at September 30, 1999 and 1998, respectively. Average outstanding indebtedness for the nine months ended September 30, 1999 and 1998 was $414.1 million and $252.5 million, respectively. The Company's weighted average interest cost, excluding closing costs, on outstanding borrowings at September 30, 1999 and 1998 was 7.4% and 7.2%, respectively.

     Salaries and employee benefits totaled $11.3 million and $8.3 million for the nine months ended September 30, 1999 and 1998, respectively. Total employees were 124 and 96 at September 30, 1999 and 1998, respectively. The increase in salaries and employee benefits reflects the increase in total employees, combined with wage increases and the experience level of employees hired. The Company has been an active recruiter throughout 1998 and 1999 for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals in 1999 to support anticipated portfolio growth.

     General and administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. General and administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. General and administrative expenses totaled $8.5 million and $9.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in general and administrative expenses was partially due to certain post-Merger integration expenses incurred in the first quarter of 1998, totaling $0.2 million. The post-Merger integration expenses included primarily the costs of legal and accounting advice as well as the use of certain outside consultants. The remaining decrease results from the timing of incurring expenses in 1999 and 1998.

     For the nine months ended September 30, 1999 and 1998, operating expenses excluding interest on indebtedness as a percent of total interest and related portfolio income less interest expense plus net realized and unrealized capital gains was 21% and 20%, respectively. For the years ended December 31, 1998, 1997 and 1996 this ratio was 22%.

     The formula award and cut-off award totaled $5.2 million and $5.5 million, or $0.09 per share and $0.11 per share, for the nine months ended September 30, 1999 and 1998, respectively.

     The formula award expense totaled $4.7 million for each of the nine months ended September 30, 1999 and 1998. The formula award was designed as an incentive compensation program that would replace canceled stock options that were canceled as a result of the Company's 1997 Merger and would balance share ownership among key officers. The formula award vests over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998. Assuming all officers who received a formula award remain with the Company over the remaining vesting period, the Company will expense the remaining formula award during 1999 and 2000 in an annual amount of approximately $6.2 million.

     The cut-off award expense totaled $0.5 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. Total cut-off award that will vest in 1999 is estimated at $0.5 million.

     Net realized gains were $16.4 million and $20.0 million for the nine months ended September 30, 1999 and 1998, respectively. These gains resulted from the sale of equity securities associated with certain mezzanine and commercial mortgage loans and the realization of unamortized discount resulting from the sale and early repayment of mezzanine and commercial mortgage loans, offset by losses on investments.

     Realized gains totaled $21.6 million and $20.8 million for the nine months ended September 30, 1999 and 1998, respectively. Realized gains during 1999 primarily resulted from transactions involving three portfolio companies, Radio One, Inc. ($10.5 million), COHR, Inc. ($5.3 million), and Precision Industries Co. ($3.3 million). The Company reversed previously recorded unrealized appreciation of $8.3 million when these gains were realized in 1999. Realized losses totaled $5.2 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. Realized losses during 1999 resulted primarily from the liquidation of one portfolio investment, CeraTech Holdings Corporation ($2.5 million). Losses realized in 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $4.7 million in 1999 when the related losses were realized.

     The Company recorded net unrealized gains of $1.5 million for the nine months ended September 30, 1999 and net unrealized losses of $0.4 million for the nine months ended September 30, 1998. Net unrealized gains for 1999 and net unrealized losses for 1998 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of net unrealized appreciation resulting from net realized gains. At September 30, 1999, net unrealized appreciation in the portfolio totaled $3.9 million, and was composed of unrealized appreciation of $31.8 million resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $27.9 million resulting primarily from underperforming loan and equity investments in the portfolio. At September 30, 1998, net unrealized appreciation in the portfolio totaled $0.9 million and was composed of unrealized appreciation of $28.0 million and unrealized depreciation of $27.1 million.

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

     At September 30, 1999, the Company's portfolio was graded as follows:

                                                         INVESTMENTS     PERCENTAGE OF
                        GRADE                             AT VALUE      TOTAL PORTFOLIO
                        -----                           -------------   ---------------
                                                        (IN MILLIONS)
1.....................................................    $  114.8            10.4%
2.....................................................       916.0            83.0
3.....................................................        35.4             3.2
4.....................................................        19.4             1.8
5.....................................................        18.1             1.6
                                                          --------           -----
                                                          $1,103.7           100.0%
                                                          ========           =====

     Grade 5 mezzanine investments totaled $11.8 million at value at September 30, 1999, or 1.1%, of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 mezzanine investments has been reduced from an aggregate cost of $31.8 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified. Grade 5 mezzanine investments at December 31, 1998 totaled $6.4 million at value, or 0.8% of the Company's total portfolio.

     At September 30, 1999, there were no Grade 5 commercial mortgage loans. Grade 5 commercial mortgage loans at December 31, 1998 totaled $0.1 million at value.

     Grade 5 SBA 7(a) loans totaled $6.3 million at value at September 30, 1999. The value of these loans has been reduced from an aggregate cost basis of $7.3 million, which includes $4.9 million at cost that is guaranteed by the SBA. Grade 5 SBA 7(a) loans at December 31, 1998 totaled $6.3 million at value.

     For the total portfolio, loans greater than 120 days delinquent were $28.6 million at value at September 30, 1999, or 2.6% of the total portfolio. Included in this category are loans valued at $18.7 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1998 were $13.7 million at value, or 1.7% of the total portfolio, which includes $9.9 million that are fully secured by real estate.

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

     The weighted average common shares outstanding used to compute basic earnings per share were 59.1 million and 51.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 59.2 million and 51.7 million for the nine months ended September 30, 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net increase in net assets resulting from operations (NIA) was $26.9 million, or $0.44 per share, and $14.9 million, or $0.29 per share, for the three months ended September 30, 1999 and 1998, respectively. NIA results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income was $38.0 million and $22.5 million for the three months ended September 30, 1999 and 1998, respectively. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes net premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income. Total interest and related portfolio income increased in the third quarter of 1999 as compared to the third quarter of 1998 by 69%.

     Interest income totaled $31.6 million and $20.2 million for the three months ended September 30, 1999 and 1998, respectively. Interest income increased $11.4 million or 56% compared to the same period in the prior year. The increase in interest income earned results primarily from changes in the amount of interest bearing investments outstanding, continued growth of the Company's investment portfolio, and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 49% to $1,033.6 million at September 30, 1999 from $692.9 million at September 30, 1998. The weighted average yield on the interest bearing investments in the portfolio at September 30, 1999 was 12.5% as compared to 11.8% at September 30, 1998.

     Net premiums from loan dispositions were $4.7 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively. Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $1.5 million and $0.8 million for the three months ended September 30, 1999 and 1998, respectively. This premium income results primarily from the premium paid by purchasers of the guaranteed portion of the Company's SBA 7(a) loans sold into the secondary market and commercial real estate loans sold to third parties, less the origination costs associated with the loans sold.

     Prepayment premiums were $3.2 million and $0.1 million for the three months ended September 30, 1999 and 1998, respectively. While the scheduled maturity of mezzanine and commercial mortgage loans ranges from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Investment advisory fees and other income were $1.7 million and $1.5 million for the three months ended September 30, 1999 and 1998, respectively. Investment advisory fees are received from the private funds managed by the Company.

     Total operating expenses were $17.2 million and $11.5 million for the three months ended September 30, 1999 and 1998, respectively. Operating expenses include interest on indebtedness, salaries and employee benefits, and general and administrative expenses.

     The Company's single largest expense is interest on indebtedness, which totaled $9.8 million and $5.7 million for the three months ended September 30, 1999 and 1998, respectively. Interest expense increased $4.1 million, or 71%, compared to the same period in the prior year. The increase is attributable to an increase in borrowings by the Company and its subsidiaries under various credit facilities. The Company's total borrowings were $537.9 million and $361.7 million at September 30, 1999 and 1998, respectively. Average outstanding indebtedness for the quarters ended September 30, 1999 and 1998 was $517.0 million and $313.0 million, respectively. The Company's weighted average interest cost, excluding closing costs on outstanding borrowings at September 30, 1999 and 1998 was 7.4% and 7.2%, respectively.

     Salaries and employee benefits totaled $4.2 million and $2.7 million for the three months ended September 30, 1999 and 1998, respectively. Total employees were 124 and 96 at September 30, 1999 and 1998, respectively. The increase in salaries and employee benefits reflects the increase in total employees, combined with wage increases and the experience level of employees hired. The Company has been an active recruiter throughout 1998 and 1999 for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals in 1999 to support anticipated portfolio growth.

     General and administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. General and administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. General and administrative expenses totaled $3.2 million and $3.1 million for the three months ended September 30, 1999 and 1998, respectively.

     For the three months ended September 30, 1999 and 1998, the operating expenses excluding interest on indebtedness as a percent of total interest and related portfolio income less interest expense plus net realized and unrealized capital gains was 21% and 24%, respectively.

     The formula award expense totaled $1.6 million for each of the three months ended September 30, 1999 and 1998. The formula award was designed as an incentive compensation program that would replace canceled stock options that were canceled as a result of the Company's 1997 Merger and would balance share ownership among key officers. The formula award vests over a three-year period, on the anniversary date of the Merger, beginning on December 31, 1998. Assuming all officers who received a formula award remain with the Company over the remaining vesting period, the Company will expense the remaining formula award during 1999 and 2000 in an annual amount of approximately $6.2 million.

     There was no cut-off award expense for the third quarter of 1999 or 1998. The cut-off award was designed to cap the appreciated value in unvested options at the Merger announcement date in order to set the foundation to balance option awards upon the Merger. The cut-off award will only be payable if the award recipient is employed by the Company on a future vesting date. Total cut-off award that will vest in 1999 is estimated at $0.5 million.

     Net realized gains were $4.9 million and $6.2 million for the three months ended September 30, 1999 and 1998, respectively. These gains resulted from the sale of equity securities associated with certain mezzanine and commercial mortgage loans and the realization of unamortized discount resulting from the sale and early repayment of mezzanine and commercial mortgage loans, offset by losses on investments.

     Realized gains totaled $6.7 million and $6.9 million for the three months ended September 30, 1999 and 1998, respectively. Realized gains during the third quarter of 1999 primarily resulted from transactions involving one portfolio company, COHR, Inc. ($5.3 million). The Company reversed previously recorded unrealized appreciation of $1.8 million when these gains were realized in the third quarter of 1999. Realized losses totaled $1.8 million and $0.7 million for the three months ended September 30, 1999 and 1998, respectively. Realized losses during the third quarter of 1999 resulted from the liquidation of several portfolio investments. Losses realized in the third quarter of 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $1.6 million in the third quarter of 1999 when the related losses were realized.

     The Company recorded net unrealized gains of $2.8 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively. Net unrealized gains for the third quarter of 1999 and 1998 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of net unrealized appreciation resulting from net realized gains.

     The weighted average common shares outstanding used to compute basic earnings per share were 61.0 million and 51.4 million for the three months ended September 30, 1999 and 1998, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 61.5 million and 51.4 million for the three months ended September 30, 1999 and 1998, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At September 30, 1999, the Company had $15.4 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its lines of credit.

INDEBTEDNESS

     The Company had outstanding indebtedness at September 30, 1999 as follows:

                                                          AMOUNT            ANNUAL
                       CLASS                           OUTSTANDING     INTEREST RATE(1)
                       -----                          --------------   ----------------
                                                      (IN THOUSANDS)
Debentures and notes payable:
     Master loan and security agreement.............     $ 34,500            6.40%
     Unsecured long-term notes payable..............      317,000            7.30%
     SBA debentures.................................       47,650            8.22%
     OPIC loan......................................        5,700            6.57%
                                                         --------
          Total debentures and notes payable........     $404,850            7.32%
                                                         ========
Revolving line of credit............................     $133,000            7.69%
                                                         ========

---------------
(1) The annual interest rate includes the cost of commitment fees and other facility fees.

     MASTER LOAN AND SECURITY AGREEMENT. The Company had a facility to borrow up to $250 million, of which $100 million was committed, using its commercial mortgage loans as collateral. The agreement generally required interest-only payments with all principal due at maturity. The agreement charged interest at one-month London Inter-Bank Offered Rate ("LIBOR") plus 1.0%. The facility matured on October 7, 1999, and has been extended through October 28, 2000, with a total committed facility up to $100 million.

     UNSECURED LONG-TERM NOTES PAYABLE. At September 30, 1999, the Company has $317 million in financing through the issuance of unsecured long-term notes with private institutional lenders, primarily insurance companies. The terms of the notes include five- or seven-year maturities, priced at a weighted average rate of 7.3%. The notes require payment of interest only semiannually, and all principal is due upon maturity.

     The Company is in the process of negotiating terms for additional long term notes totaling approximately $100 million. The Company plans to complete this financing during the fourth quarter of 1999.

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

     REVOLVING LINE OF CREDIT. The Company has a two-year, $340 million unsecured revolving line of credit which expires in March, 2001. This facility may be expanded up to $400 million. At the Company's option, the credit facility bears interest at a rate equal to (i) LIBOR plus 1.25% or (ii) the higher of (a) the NationsBank, N.A. prime rate and (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity. The credit facility also requires an annual facility fee equal to 0.25% of the committed amount, regardless of the amount outstanding under the facility, which is payable quarterly in arrears.

EQUITY CAPITAL AND DIVIDENDS

     During the first nine months of 1999, the Company raised $106.5 million in new equity primarily through the sale of shares from its shelf registration statement. At September 30, 1999, total shareholders' equity had increased to $593.8 million.

     The Company expects to distribute four regular quarterly dividends of $0.40 per share during 1999, for total dividends of $1.60 per share for 1999. During the first, second and third quarters of 1999, the board of directors declared and the Company paid regular quarterly dividends of $0.40 per share.

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

     As of September 30, 1999, the Company's debt as a percentage of total liabilities and shareholders' equity was 46%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At September 30, 1999, the Company had $537.9 million of outstanding indebtedness, bearing a weighted annual interest cost, excluding closing costs, of 7.4%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns of at least 3.4% on our portfolio.

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

POTENTIAL YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OUR BUSINESS.

     The Company has a Year 2000 compliance committee which is responsible for assessing the Company's Year 2000 readiness and preparing the Company's Year 2000 contingency plan by focusing on three main areas: the Company's information technology ("IT") and other operating systems, critical service providers, and portfolio companies. The committee reports periodically to the board of directors and to executive management.

     The Company's IT systems consist of third-party software and relatively new hardware systems. All vendors providing critical software and hardware have indicated that their programs and systems are Year 2000 compliant. The Company has tested its critical software applications and the test results have indicated that the software and systems are Year 2000 compliant. In addition to the testing performed by Company personnel, the Company also contracted with its loan accounting software vendor to perform independent validation tests, using the Company's data, to verify that this software will be Year 2000 compliant. The test results revealed that the Company's loan accounting software is currently Year 2000 compliant. Implementation of tested software and IT systems has been completed. The Company currently has service and maintenance contracts with all its critical software vendors, therefore, no additional costs were incurred by the Company for the upgrades needed to become compliant.

     In addition to our testing prior to Year 2000, all computer software programs and operating systems will be tested again on January 1, 2000 to determine that they are operating normally and that the software programs are accurately processing transactions that are date sensitive. If the computer hardware or software does not accurately perform its intended functions, the respective vendors will be contacted immediately and our management information systems group will work with the vendors to correct any problems. In the event that our computer systems are not operational due to specific problems encountered at our headquarters in Washington, DC, we have the option to transfer our operations to our disaster recovery site. In addition, all critical company data will be printed from the computer system prior to January 1, 2000 so that it will be available for use after that date as needed.

     The second area of focus is the Company's critical service providers. The Company continues to monitor all of its critical service providers as they work toward Year 2000 compliance. The Company is not aware of any critical service provider that will not be Year 2000 compliant. However, the Company cannot give any assurance that the service providers will be Year 2000 compliant and that no interruption of business will occur as a result of their noncompliance. We have communicated with each of our critical service providers to identify contacts and establish contingency plans in the event that they have a business disruption resulting from a Year 2000 problem.

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

     We will be closely monitoring the performance of each of our portfolio companies during the Year 2000 by reviewing their loan payment performance and financial statements. Borrowers will be contacted immediately in the event of non-payment or if their operating results indicate that they may not be able to make required principal and/or interest payments.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 1999 ACC issued a total of 52,190 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
3(i)(1)      Articles of Amendment and Restatement of the Articles of
             Incorporation.
 3(ii)(2)    Articles of Merger.
 3(iii)(3)   By-laws.
 4.1(6)      Specimen certificate of the Company's Common stock, par
             value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
             for other instruments defining the rights of security
             holders.
 4.2(4)      Form of debenture between certain subsidiaries of the
             Company and the U.S. Small Business Administration.
10.1(10)     Credit Agreement dated as of March 9, 1999 between the
             Company, as borrower, each of the financial institutions
             initially a signatory thereto, as Lenders, and Nationsbank,
             N.A., as administrative agent, Nationsbanc Montgomery
             Securities LLC, as sole lead arranger and sole book manager,
             First Union National Bank, as syndication agent, BankBoston,
             N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
             York Branch, as co-agents.
10.2.b(12)   First Amendment to Credit Agreement dated May 7, 1999.
10.2(7)      Note Agreement dated as of April 30, 1998.
10.3(5)      Loan Agreement between Allied I and Overseas Private
             Investment Corporation, dated April 10, 1995. Letter dated
             December 11, 1997 evidencing assignment of Loan Agreement
             from Allied I to the Company.
10.5(12)     Note Agreement dated as of May 1, 1999.
10.5(11)     Second Amended and Restated Master Loan & Security Agreement
             dated October 28, 1999 between the Company and Morgan
             Stanley Mortgage Capital, Inc.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.6(6)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(6)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank
            Inc.
10.8(6)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(6)     Guaranty dated as of January 1, 1998 by the Company.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.10a(7)   First Amendment to the Company's Employee Stock Ownership
            Plan dated April 30, 1998.
10.10b(11)  Termination Amendment to the Company's Employee Stock
            Ownership Plan dated September 1, 1999.
10.11(9)    Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.
10.12(8)    Stock Option Plan.
10.13a(6)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)   Form of Custody Agreement with LaSalle National Bank Inc.
10.18(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 7 to the Company's Notes to the Consolidated Financial Statements filed herein as
            Item 1.
21          Direct subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation   Maryland
                 Allied Capital SBLC Corporation Maryland
                 Allied Capital REIT, Inc.       Maryland
                 Allied Capital Holdings LLC     Delaware
                 Allied Capital
                   Beteiligungsberatung GmbH     Germany
27*         Financial Data Schedule.

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

(10) Incorporated by reference to exhibit f.2 filed with the Company's registration statement on Form N-2 on March 26, 1999 (File No. 333-75161).

(11) Incorporated by reference to Exhibit f.6 filed with Post-Effective Amendment No. 1 of Company's registration statement on Form N-2 on November 10, 1999 (File No. 333-84973).

(12) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                  (Registrant)

Dated: November 10, 1999                               /s/ PENNI F. ROLL
                                                       -------------------------------------
                                                       Executive Vice President and Chief
                                                       Financial Officer