Form 10-K
period 1999-12-31
ALLIED CAPITAL CORP
filed 2000-03-29
CIK 3906

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 28, 2000 was approximately $1,137,232,000 based upon the last sale price for the registrant's common stock on that date. As of March 28, 2000 there were 68,628,044 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

BUSINESS

We are principally a lender to and investor in private companies in a variety of different industries and in diverse geographic locations throughout the United States. We have been investing in growing businesses for over 40 years and have financed thousands of private companies nationwide. Our investment activity is focused in three areas:

- private finance

- commercial real estate finance, including the purchase of CMBS, and

- Allied Capital Express -- small business and commercial real estate loans of up to $3 million originated for sale.

Our investment portfolio consists primarily of long-term unsecured loans with equity features, commercial mortgage-backed securities, commercial mortgage loans and small senior loans, including SBA 7(a) guaranteed loans. At December 31, 1999, our investment portfolio totaled $1.2 billion representing 641 borrower relationships in 38 states and the District of Columbia. The Company's investment objective is to achieve current income and capital gains.

PRIVATE FINANCE

We provide long-term debt and equity financing to private companies nationwide. Our private finance activities target a market niche between the senior debt financing provided by traditional lenders, such as banks, commercial finance companies and insurance companies, and the equity capital provided by private equity investors.

Our private financing is generally used to fund growth, buyouts, note purchases, acquisitions, recapitalizations, and bridge financings. We generally invest in private companies though, from time to time, we may invest in undervalued public companies that lack access to public capital and whose securities may not be marginable. We target two types of companies when seeking new investments. The first type of company we seek is a market leader in a stable industry that has demonstrated over many years of operations that it can successfully achieve its business plan and thereby achieve our investment objective. The second type of company we seek is an emerging company in a growing industry that is positioned for significant growth. We have spent over 40 years refining our highly selective investment discipline, which is founded on seeking portfolio companies having key characteristics and targeting specific industries.

We originate investments generally ranging in size from $5 million to $30 million, and in 1999 our average investment size was approximately $12.4 million. Our private finance investments are generally structured as an unsecured, subordinated loan that carries a relatively high fixed interest rate (generally 12% to 18%), with interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of five to ten years. Approximately 98% of the investments in the private finance portfolio have fixed rates of interest. Our private finance investments typically include equity features, such as warrants or options to buy a minority interest in the portfolio company. We also make preferred and common equity investments, particularly when we see unique opportunities to profit from the growth of an emerging company. At December 31, 1999, 87% of the private finance portfolio consisted of debt securities, and 13% consisted of equity securities. Our private finance portfolio is geographically diverse, and includes investments in a wide variety of industries, including business services, consumer products, telecommunications, industrial products and broadcasting.

Capital providers for the finance of private companies can be generally categorized as shown in the diagram below:

CAPITAL PROVIDER       Banks           Commercial      Insurance       Allied Capital  Private         Private
                                       Finance         Companies/                      Mezzanine       Equity
                                       Companies       High Yield                      Funds           Funds
                                                       Market
----------------------------------------------------------------------------------------------------------------
PRIMARY                Senior, short-  Asset-based     Large > $30     Unsecured       Unsecured       Equity
BUSINESS               term debt       lending         million         long-term debt  long-term debt
FOCUS                                                  credits         with equity     with equity
                                                                       upside          upside
----------------------------------------------------------------------------------------------------------------
TYPICAL PRICING        LIBOR+          [graphic of arrow stretching between 'LIBOR+' and '30%+']       30%+
SPECTRUM*

---------------
* Based on market experience of our marketing and investment professionals.

Banks are primarily focused on providing senior secured and unsecured short-term debt. They typically do not provide meaningful long-term unsecured loans. Commercial finance companies are primarily focused on providing senior secured long-term debt. The private insurance company and high-yield debt markets are focused primarily on very large financing transactions, typically in excess of the financings we do. We generally do not compete with banks, commercial finance companies, or the insurance company/high yield market. Instead, we compete directly with the private mezzanine sector of the private equity market. Private mezzanine funds are also focused on providing unsecured long-term debt to private companies for the types of transactions discussed above. We believe that we have key structural and operational advantages when compared to private mezzanine funds.

Our scale of operations, equity capital base, and successful track record as a private finance investor has enabled us to borrow long-term capital to leverage our returns on our common equity. Therefore, our access to debt capital reduces our total cost of capital. In many cases, a private mezzanine fund is unable to access the debt capital markets, and therefore must achieve an unleveraged equity return for their investors. Our lower cost of capital gives us a pricing advantage when competing for new investments. In addition, the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than a traditional mezzanine fund, which typically has a finite life.

We estimate that we fund only 2% of all the private finance investments that we review. When assessing a prospective investment, we look for a company that has achieved, or has the potential to achieve, market leadership in a niche, critical mass, and a sustainable cash flow. We also look for companies that, because of their industry and business plan, can demonstrate minimal vulnerability to changes in economic cycles. Since our debt securities are primarily unsecured in nature, we look for companies in industries that are non-cyclical, cash flow intensive, and can demonstrate a high return on their invested capital. We generally do not target companies in industries where businesses tend to be vulnerable to changes in economic cycles, are capital intensive, and have low returns on their invested capital. We generally target and do not target the following industries, though we will consider investments in any industry if the prospective company demonstrates unique characteristics that make it an attractive investment opportunity:

                              INDUSTRIES TARGETED
                       NON-CYCLICAL/CASH FLOW INTENSIVE/
                             HIGH RETURN ON CAPITAL
                      ------------------------------------

         Business services
         Telecommunications
         Broadcasting
         Education
         Healthcare
         Consumer products
         Light industrial products

                            INDUSTRIES NOT TARGETED
                          CYCLICAL/CAPITAL INTENSIVE/
                             LOW RETURN ON CAPITAL
                      ------------------------------------

         Heavy manufacturing
         Natural resources
         Commodity retail
         Low value-add distribution
         Agriculture
         Transportation

Another critical element of our investment discipline is to invest in companies with a significant equity capital base, and a strong private equity sponsor. For example, in 1999, 77% of our private financings were completed in conjunction with private equity firms, which provided capital that is junior to ours. We believe strong equity sponsorship significantly strengthens our position as a long-term lender. A strong equity sponsor provides not only strong equity capital beneath our investment, but also provides a reliable source of additional equity capital if the portfolio company requires additional financing. Private equity sponsors also help us confirm our own due diligence findings when assessing a new investment opportunity, and they provide assistance and leadership to the portfolio company's management team throughout our investment period.

The typical private finance structure focuses, first and foremost, on the protection of our investment principal. Our debt instruments generally provide for a contractual interest rate ranging from 12% to 18%, which provides current interest income. The debt instruments also have restrictive covenants that protect our interests in the transaction. The warrants we receive with our debt securities generally require only a minimal cost to exercise, and thus as the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We seek to achieve additional investment returns of up to 1000 basis points from the appreciation and sale of our warrants.

Generally, our warrants expire five years after the related debt is repaid. The warrants typically include registration rights, which allow us to sell the securities if the portfolio company completes a public offering. In most cases, the warrants also have a put option that requires that the borrower repurchase our equity position after a specified period of time at a formula price or at its fair market value. Most of the gains we realize from our warrant portfolio arise as a result of the sale of the portfolio company to another business, or through a recapitalization. Historically, we have not been dependent on the public equity markets for the sale of our warrant positions.

We hold a portion of our private finance investments in a wholly owned subsidiary, Allied Investment Corporation. Allied Investment is a BDC and is licensed and regulated by the Small Business Administration to operate as a small business investment company ("SBIC"). See "Certain Government Regulations" below for further information about SBIC regulation.

COMMERCIAL REAL ESTATE FINANCE

COMMERCIAL MORTGAGE LOANS. We have been a commercial real estate lender for many years, and maintain a commercial mortgage loan portfolio. During 1998, we significantly reduced our middle-market commercial real estate lending activities, because we believed that the market was under-pricing commercial real estate loans, and that the returns on senior commercial real estate loans were below a level that would result in a fair return on equity for our shareholders. We, however, continue to see a strong demand for small commercial mortgage loans that can be attractively priced for sale to banks and other financial institutions. As a result of this market demand, we combined our small real estate lending with our SBA lending activity to form Allied Capital Express, which is discussed below.

We continue to seek unique opportunities for commercial mortgage loans for our portfolio when our risk/return objectives can be achieved. These loans are generally priced at higher fixed interest rates and include subordinated real estate loans. Subordinated loans are priced similarly to our private finance loans and may be accompanied by an equity interest in the real estate or in the underlying business. We derive income from the interest charged on the commercial mortgage loan portfolio through contractual interest and amortization of discounts.

We compete with banks, real estate conduits, equity and mortgage real estate investment trusts ("REITs") and other lenders for the commercial mortgage loans we originate for investment. We believe we have earned a reputation in the commercial real estate finance market as a specialist in credits that require more difficult structuring or underwriting techniques, and that we compete successfully in this niche.

During 1999, we sold a significant portion of our lower yielding commercial mortgage loan portfolio, and redeployed the proceeds into higher yielding investments. We may continue to sell loans from this portfolio during 2000.

COMMERCIAL MORTGAGE-BACKED SECURITIES. The same pricing pressures that caused us to reduce our origination of commercial mortgage loans in 1998 created significant liquidity problems for many other real estate lenders who had remained active lenders as pricing declined throughout 1998. In the fourth quarter of 1998, many of these lenders experienced severe liquidity constraints that caused them to exit the commercial mortgage-backed securities market. This liquidity turmoil in the real estate capital markets created a unique opportunity for us to acquire newly issued, non-investment grade commercial mortgage-backed securities ("Purchased CMBS") at significant discounts from the face amount of the bonds and at attractive yields.

As an investor, we believe that Purchased CMBS has attractive risk/return characteristics. The Purchased CMBS in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"), and are sometimes referred to as "junk bonds." Unlike most "junk bonds," which are typically unsecured debt instruments, the non-investment grade Purchased CMBS in which we invest are secured by mortgage loans with real estate collateral. Our Purchased CMBS are fully collateralized by senior mortgage loans on commercial real estate properties where the loans are, on average, supported by a 30% equity investment. We acquire our Purchased CMBS on the initial issuance of the CMBS bond offering, and are able to underwrite and negotiate to purchase the securities at a significant discount from their face amount, generally resulting in an estimated yield to maturity ranging from 13% to 16%. Our negotiated discount and estimated yield to maturity assumes a 1% loss rate on the entire underlying commercial mortgage loan collateral pool, which takes into consideration certain business and economic uncertainties and contingencies. We find the yields for Purchased CMBS very attractive given their collateral protection.

We believe this risk/return dynamic exists in this market today because there are significant barriers to entry as a non-investment grade CMBS investor. First, non-investment grade CMBS are long-term investments and require long-term investment capital. Our capital structure, which is in excess of 50% equity capital, is well suited for this asset class. Second, when we purchase CMBS on an initial issuance, we re-underwrite every mortgage loan in the underlying collateral pool, and we meet with the issuer to discuss the nature and type of loans we will accept into the pool. We have significant commercial mortgage loan underwriting expertise, both in terms of the number of professionals we employ and the depth of their commercial real estate experience. Access to this type of expertise is another barrier to entry into this market.

As a non-investment grade CMBS investor, we recognize that non-investment grade securities have a higher degree of risk than do investment grade bonds. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. They tend to be less liquid, may have a higher risk of default, and may be more difficult to value. We invest in non-investment grade CMBS represented by the "BB" to non-rated tranches of a CMBS issuance. Due to the underlying structure of the CMBS issuances, our CMBS tranches receive principal payments only after the securities that are senior to our securities are repaid. Thus, if losses are incurred in the underlying mortgage loan collateral pool, we would experience these losses.

To mitigate this risk, we perform extensive due diligence prior to an investment in Purchased CMBS. When we evaluate a CMBS investment, we use the same underwriting procedures and criteria for the mortgage loans in the collateral pool as we do for all of the loans we originate. These underwriting procedures and criteria are described in detail below. We will only invest in CMBS when we believe, as a result of our underwriting procedures, that the underlying mortgage pool adequately secures our position. Our portfolio of CMBS is secured by more than 2,000 commercial real estate properties located in diverse geographic locations across the United States in a wide variety of property types, including retail, multi-family housing, office, and hospitality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Annual Report to Shareholders for a summary of the loan to value ratios and debt service coverage ratios of the mortgage loans securing our Purchased CMBS investments.

Our Purchased CMBS activity complements our private finance activity because it provides a steady stream of recurring interest income. In order to maintain a balanced investment portfolio, we expect to limit our Purchased CMBS activity on a proportional basis as our private finance portfolio grows.

ALLIED CAPITAL EXPRESS

We originate small business and commercial real estate loans, primarily for sale, under the brand name "Allied Capital Express." The loans we originate in this program are generally for financings of up to $3 million in size, and may be composed of an SBA 7(a) guaranteed loan and a conventional commercial mortgage loan. These loans are sold to banks and other financial institutions for premiums ranging from 5% to 10% of the loan amount sold. We also may sell these loans for a retained servicing spread that can range from 1% to 5% of the outstanding loan balance for the period that the loan remains outstanding. We began using a separate brand name for these smaller loans in the second quarter of 1999, to distinguish this program from our core private finance activity and avoid confusion in the market place. Allied Capital Express provides a steady stream of premium income to the Company with minimal capital employed, and thus complements our other portfolio activities.

Many of the loans originated under the Allied Capital Express brand name are through our participation in the SBA's 7(a) Guaranteed Loan Program. The SBA 7(a) program is estimated to provide approximately $10 billion to small businesses on an annual basis. One of our subsidiaries is licensed by the SBA as a Small Business Lending Company ("SBLC") and is one of only fourteen non-bank SBLCs operating in the United States. Under the SBA 7(a) program, we extend senior secured loans that are partially guaranteed by the SBA. Our 7(a) loans are provided to small businesses for the purposes of acquiring a business or real estate, purchasing machinery or equipment, or providing working capital. The loans are secured by a mortgage or other liens on the assets of the borrower, and in all cases the owners of the business must personally guarantee the repayment of the loan. We focus our 7(a) loan origination activity on loans secured by commercial real estate assets. We are a Preferred Lender and we operate in 20 SBA-designated markets throughout the United States. We have Allied Capital Express offices in seven locations.

In 1999, we began an initiative to increase the growth and profitability of Allied Capital Express. We developed technology to streamline the closing process and reduce cycle times for transactions. We strengthened our sales force and increased our loan sale network. We also began a process to migrate the application process to the Internet to increase our loan origination activity. We intend to continue with all aspects of this initiative throughout 2000.

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

We generally price our 7(a) loans with variable interest rates typically ranging from 1.75% to 2.75% over the prime rate, adjusted monthly. Approximately 98% of this portfolio has variable interest rates. Generally loans are payable in equal monthly installments of principal and interest on the first day of the month following the month in which the loan is funded, until maturity. We routinely sell the guaranteed portion of our 7(a) loans in the well-established secondary market of banks and other institutional buyers. We earn a premium, net of origination costs, on the sale of the guaranteed portion of our 7(a) loans, which typically range from 4% to 7.5% of the face amount of each loan sold. We also may sell these loans for a retained servicing spread that generally ranges from 1% to 5% of the loan balance for the period that the loan remains outstanding. In 1999, we entered into an agreement with a commercial paper conduit to sell up to 90% of the unguaranteed interests in our 7(a) loans. We retain a servicing spread of approximately 3.75% on the unguaranteed interests sold. We continue to service 100% of each 7(a) loan we originate.

In addition to 7(a) loans, we originate small commercial real estate loans for sale to banks and other institutional buyers. These loans are often originated in conjunction with 7(a) loans. The small commercial real estate loans generally are priced and structured such that we can receive premiums for the sale of these loans to banks and other financial institutions. Our net premium on these loan sales is generally up to 10% of the loan balance sold.

INVESTMENT ADVISORY SERVICES

We are a registered investment adviser, pursuant to the Investment Advisers Act of 1940, and have certain investment advisory agreements to manage private investment funds. The revenue generated from these agreements is not material to the Company's operations.

LOAN SOURCING

Over the last two years, we have significantly increased the scope of our sales and marketing activity by opening new regional offices and increasing our sales and marketing staff. To source new investment opportunities, we work with thousands of intermediaries including:

- regional and boutique investment banks;

- private mezzanine and equity investors;

- business and mortgage brokers;

- national retail financial services companies; and

- banks, law firms and accountants.

We believe that our experience and reputation provide a competitive advantage in originating new investments. We have established an extensive network of investment referral relationships over our 41-year history. We are recognized as a pioneer in the private finance industry, and have developed a reputation in the commercial real estate finance market for our ability to finance complex transactions.

For Allied Capital Express activities, we continue to build our network of Internet relationships to direct traffic to our web site, AlliedCapitalExpress.com, which we believe will increase our business opportunities. We have entered into a strategic relationship with an online loan broker and plan to enter into similar agreements with other small business portals and online intermediaries throughout 2000.

INVESTMENT APPROVAL AND UNDERWRITING PROCEDURES

In assessing new investment opportunities, we maintain conservative credit standards based on our underwriting guidelines, a thorough due diligence process, and a centralized credit approval process requiring committee review, all of which are described below. The combination of conservative underwriting standards and our credit-oriented culture has resulted in a record of minimal realized losses.

PRIVATE FINANCE. We generally require that the companies in which we invest demonstrate strong market position, sales growth, positive cash flow, and profitability, as discussed above. We emphasize the quality of management, and seek experienced entrepreneurs with a management track record, relevant industry experience and a significant equity stake in the business. In a typical private financing, we thoroughly review, analyze and substantiate, through due diligence, the business plan and operations of the potential portfolio company. We perform financial due diligence, often with assistance of an accounting firm; perform operational due diligence, often with the assistance of an industry consultant; study the industry and competitive landscape; and conduct numerous reference checks with current and former employees, customers, suppliers and competitors. The typical private finance transaction requires two to three months of diligence and structuring before funding occurs.

Private finance transactions are approved by an investment committee consisting of our most senior private finance professionals and chaired by our Chairman and Chief Executive Officer. The private finance approval process benefits from the experience of the investment committee members and from the experience of our other investment professionals who together with the committee members, on average, have over eleven years of professional experience. For every transaction of $10 million or greater, we also require approval from the executive committee of the board of directors in addition to the investment committee approval. Even after all such approvals are received, due diligence must be successfully completed with final investment committee approval before funds are disbursed to a new portfolio company.

PURCHASED CMBS. We receive extensive packages of information regarding the mortgage loans comprising a CMBS pool. We work with the issuer, the investment bank, and the rating agencies in performing our diligence on a CMBS purchase. The typical CMBS purchase takes between two to three months to complete because of the breadth and depth of our diligence procedures. We re-underwrite all of the underlying commercial mortgage loans securing the CMBS. We challenge the estimate of underwriteable cash flow and challenge necessary carve-outs, such as replacement reserves. We study the trends of the industry and geographic location of each property, and independently assess our own estimate of the anticipated cash flow over the period of the loan. Our loan officers physically inspect most of the collateral properties, and assess appraised values based on our own opinion of comparable market values.

Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the pool. We then formulate our negotiated purchase price and discount to achieve an effective yield on our investment over a ten-year period to approximate 13% to 16%. In computing this estimated yield, we assume a 1% loss rate on the entire underlying mortgage pool.

CMBS transactions are approved by an investment committee and, because of their size, every CMBS transaction is reviewed and approved by the executive committee of the board of directors. The investment committee for CMBS transactions consists of our most senior commercial real estate professionals and is chaired by our Chairman and Chief Executive Officer.

COMMERCIAL REAL ESTATE FINANCE. When we evaluate commercial mortgage loans, we generally receive an initial package of information that typically includes underwriting information that was developed by the borrower. Typical underwriting information that is required from potential borrowers in order to conduct appropriate due diligence includes: financial statements of the borrower, appraisals, rent rolls and lease information, environmental reports, structural and engineering reports, and any other information deemed appropriate under the circumstances. Our underwriting process includes assessing the borrower's estimated earnings and current cash flow coverage, the creditworthiness of the borrower, the net worth and financial strength of the borrower, the estimated current liquidation value of the related mortgaged property, the financial strength of the significant tenants and any other collateral. We also study trends in the borrower's industry and in real estate values in the borrower's geographic region. Our loan officers inspect the property during the due diligence process, and value the property using internally developed valuation analyses.

Commercial mortgage loans are approved by an investment committee, which is composed of the Company's most senior commercial real estate finance investment professionals. For loans of $10 million or greater, the executive committee of the board of directors must also approve the transaction, as described above.

ALLIED CAPITAL EXPRESS. Loans made to small businesses are generally secured by real estate and other liens on the assets of the borrower and, frequently, by the assets of principals. The entrepreneur must personally guarantee the payment of interest and principal on the loans. We generally follow the same underwriting procedures and criteria for 7(a) loans as we do for our commercial real estate loans, however, in addition to those underwriting standards, the SBA has established certain financial ratios and guidelines that generally govern 7(a) loans. Factors to be considered include the debt service coverage ratio, value of the collateral, and the net worth of the borrower.

Allied Capital Express loans require the review and approval of three senior small business lending professionals prior to funding. The small business investment committee periodically ratifies each new investment.

PORTFOLIO MANAGEMENT

PORTFOLIO DIVERSITY. We monitor the portfolio to maintain both industry and geographic diversity. We currently do not have a policy with respect to "concentrating" (i.e., investing 25% or more of our total assets) in any industry or group of industries and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future.

LOAN SERVICING. Our loan servicing staff is responsible for routine loan servicing, which includes:

     - delinquency monitoring;

     - payment processing;

     - borrower inquiries;

     - escrow analysis and processing;

     - third-party reporting; and

     - insurance and tax administration.

In addition, our staff is responsible for special servicing activities including delinquency monitoring and collection, workout administration and management of foreclosed assets.

PORTFOLIO MONITORING AND VALUATION

We use a grading system in order to help us monitor the credit quality of our portfolio and the potential for capital gains. The grading system assigns grades to investments from 1 to 5, and the portfolio was graded at December 31, 1999 as follows:

                                                                                      PERCENTAGE
                                                                      PORTFOLIO AT     OF TOTAL
GRADE                           DESCRIPTION                               VALUE       PORTFOLIO
-----                           -----------                           -------------   ----------
                                                                      (IN MILLIONS)
  1     Probable capital gain.......................................    $  156.0         12.7%
  2     Performing security.........................................     1,002.9         81.7%
        Close monitoring -- no loss of principal or interest
  3     expected....................................................        22.5          1.8%
  4     Workout -- Some loss of interest expected...................        32.2          2.6%
  5     Workout -- Some loss of principal expected..................        14.9          1.2%
                                                                        --------        ------
                                                                        $1,228.5        100.0%
                                                                        ========        ======

The 1940 Act requires that the board of directors value each asset in the portfolio on a quarterly basis. We are not permitted to have a general loan loss reserve, but instead must value each specific investment. We have a written valuation policy that governs the valuation of our assets, and we follow a consistent valuation process quarterly. In valuing each individual investment, we consider the financial performance of each portfolio company, loan payment histories, indications of potential equity realization events, current collateral values and determine whether the value of the asset should be increased through unrealized appreciation or decreased through unrealized depreciation. After each investment professional has made his or her determination of value, members of senior management review the valuations. These valuations are then presented to the board of directors for review and approval.

As a general rule, we do not value our loans above cost, but loans are subject to depreciation events when the asset is considered impaired. Also as a general rule, equity securities may be assigned appreciation if circumstances warrant. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investments as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities. Restricted and unrestricted publicly traded stocks may also be valued at discounts due to the size of our investment, restrictions on trading or market liquidity concerns.

We monitor loan delinquencies weekly. The following outlines the treatment of each delinquency category:

30 DAYS PAST DUE        Our loan servicing staff monitors loans and contacts
                        borrowers for collection.

60 DAYS PAST DUE        We generally transfer loans to professionals responsible
                        for special servicing activity for monitoring, collection and development of a workout plan, if necessary.

90 DAYS PAST DUE        Our accounting department reviews loans in conjunction
                        with the professional responsible for special servicing to determine whether the loans should be placed on a non-accrual status or whether a valuation adjustment is required.

120 DAYS PAST DUE       Generally, we place such loans on non-accrual status and
                        the loan is an active workout.

INVESTMENT GAINS AND LOSSES

As an investor focused primarily on debt investments, our investment decisions are based on credit dynamics. Our underwriting focuses on the preservation of principal, and we will pursue every available means to recover our capital investment. As a result of this investment discipline and credit culture, we have a history of low levels of loan losses, and have a demonstrated track record of successfully resolving troubled credit situations with minimal losses. In fact, we have historically experienced a loss rate that has averaged less than 1% of total assets annually over the last five, ten and twenty years. Our realized gains from the sale of our equity interests have historically exceeded losses, as is reflected in the chart below.

                                              1999        1998       1997       1996       1995
                                           ----------   --------   --------   --------   --------
Realized gains...........................  $   31,536   $ 25,757   $ 15,804   $ 30,417   $ 16,679
Realized losses..........................  $   (6,145)  $ (3,216)  $ (5,100)  $(11,262)  $ (4,679)
Net realized gains.......................  $   25,391   $ 22,541   $ 10,704   $ 19,155   $ 12,000
Total assets.............................  $1,290,038   $856,079   $807,775   $713,360   $605,434
Realized losses/Total assets.............        0.5%       0.4%       0.6%       1.6%       0.8%

EMPLOYEES

At December 31, 1999, we employed 129 individuals including investment professionals, operations professionals and administrative staff. The majority of these individuals are located in the Washington, DC office. We believe that our relations with employees are excellent.

CERTAIN GOVERNMENT REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain regulations.

BUSINESS DEVELOPMENT COMPANY ("BDC"). A business development company is defined and regulated by the Investment Company Act of 1940. It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

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

     (2) Diversify its holdings so that

        (a) at least 50% of the value of the Company's assets consists of cash, cash items, U.S. government securities, securities of other RICS and other securities if such other securities of any one issuer do not represent more than 5% of the Company's assets and 10% of the outstanding voting securities of the issuer, and

        (b) no more than 25% of the value of the Company's assets are invested in securities (other than U.S. government securities) of one issuer, or of two or more issuers that are controlled by the Company.

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

Allied Investment has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years, up to an aggregate principal amount of $101 million. This limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. Historically, an SBIC was also eligible to sell preferred stock to the SBA. Allied Investment had received $62.7 million of subordinated debentures and $7.0 million of preferred stock investments from the SBA at December 31, 1999; as a result of the $101 million limit, the Company is limited on its ability to apply for additional financing from the SBA. Interest rates on the SBA debentures currently outstanding have a weighted average interest cost of 8.0%.

At December 31, 1999, we had an outstanding commitment from the SBA to purchase up to $12.0 million in additional SBIC debentures, which was borrowed in January 2000.

SBLC REGULATIONS. Allied SBLC is licensed to operate as an SBLC and is periodically examined and audited by the SBA staff for purposes of determining compliance with SBA regulations, including its participation in the Preferred Lenders Program. See SBA 7(a) Lending, above.

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company's 1999 Consolidated Financial Statements and Notes thereto contained in the Company's 1999 Annual Report to Shareholders. The 1999 Annual Report to Shareholders and this Form 10-K contain certain forward-looking statements. These statements include management's plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the "Risk Factors" section below. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company's plans and objectives will be achieved.

RISK FACTORS

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK

Our portfolio consists primarily of long-term loans to and investments in private companies. There is generally no publicly available information about these companies, and we rely significantly on the diligence of our employees and agents to obtain information in connection with the Company's investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses. Investments in private businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS

We primarily invest in and lend to companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We make unsecured, subordinated loans or invest in equity securities, which may involve a higher degree of repayment risk.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID

We acquire most of our investments directly from private companies. The majority of the investments in our portfolio will be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio may adversely affect our ability to dispose of loans and securities at times when it may be advantageous for us to liquidate such investments.

WE INVEST IN NON-INVESTMENT GRADE CMBS

The commercial mortgage-backed securities ("CMBS") in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (e.g., "AAA" through "BBB"). Non-investment grade securities usually provide a higher yield than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. Therefore, the non-investment grade CMBS tend to be less liquid, may have a higher risk of default and may be more difficult to value.

OUR PORTFOLIO IS RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS

Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), the Board of Directors is required to value each asset quarterly, and we are required to carry our portfolio at fair value as determined by the Board of Directors. Since there is typically no public market for the loans and equity securities of the companies in which we make investments, our Board of Directors estimates the fair value of these loans and equity securities pursuant to a written valuation policy and a consistently applied valuation process. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believe has become impaired. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors' estimate of the current realizable value of each investment in our portfolio. Without a readily ascertainable market value, the estimated value of our portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

WE BORROW MONEY WHICH MAY INCREASE THE RISK OF INVESTING IN OUR COMPANY

We borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company's common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments, and, if asset coverage for a class of senior security representing indebtedness declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. Leverage is generally considered a speculative investment technique.

As of December 31, 1999, the Company's asset coverage for indebtedness was 228%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

At December 31, 1999, the Company had $592.9 million of outstanding indebtedness, bearing a weighted annual interest cost of 7.9%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our portfolio of at least 3.7%.

CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL

Because we borrow money to make investments, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. However, there would be no effect on the return, if any, that could be generated from our equity interests. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Investments originated for sale generally carry variable rates and are financed with short-term variable rate debt. Our long-term fixed-rate investments are financed with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our portfolio income.

BECAUSE WE MUST DISTRIBUTE INCOME, WE WILL CONTINUE TO NEED ADDITIONAL CAPITAL

We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions could limit our ability to grow. We must distribute at least 90% of our taxable net operating income excluding net realized long-term capital gains to our stockholders to maintain our regulated investment company ("RIC") status. As a result such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of the Company's common stock. In addition, as a business development company ("BDC"), we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

OUR PORTFOLIO MAY NOT PRODUCE CAPITAL GAINS

Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with an equity feature such as conversion rights, warrants or options. As a result, private finance investments generate interest income from the time they are made, and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS

We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Code. If we meet certain diversification and distribution requirements, the Company qualifies for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

WE OPERATE IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES

We compete for investments with many other companies and individuals, some of whom have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

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

QUARTERLY RESULTS MAY FLUCTUATE

The Company's quarterly operating results could fluctuate due to a number of factors. These factors include, among others, variations in the investment origination volume, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, you should not rely on quarterly results to be indicative of the Company's performance in future quarters.

ITEM 2. PROPERTIES

Our principal offices are located on the third floor of 1919 Pennsylvania Avenue, N.W., Washington, DC, in the heart of Washington's business and financial district. Our lease for approximately 32,000 square feet of office space at that location expires in July 2008. That office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. The Company also maintains eleven offices throughout the United States and an office in Frankfurt, Germany.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers of the Company as of March 24, 2000, as well as certain other information with respect to those persons. Periods of employment by the Company include periods of employment by predecessor companies prior to the 1997 merger.

William L. Walton, age 50, has been the Chairman, Chief Executive Officer and President of the Company since 1997. Mr. Walton was President of Allied Capital Corporation II from 1996 to 1997. Mr. Walton is a director of Nobel Learning Communities, Inc. (a portfolio company) and Riggs National Corporation. Mr. Walton was co-founder and CEO of Success Lab, Inc. (children's educational services) from 1993 to 1996, and founder and CEO of Language Odyssey (educational publishing and services) from 1992 to 1996. Mr. Walton was Managing Director of Butler Capital Corporation from 1987 to 1991.

Philip A. McNeill, age 40, Managing Director, has been employed by the Company since 1993 and is responsible for co-managing the Company's private finance group. Before joining the Company, he served as a vice president of M&T Capital Corporation. Prior to entering the private finance industry, he was founding director of Western Oklahoma National Bank, and structured and managed numerous privately negotiated investments.

John M. Scheurer, age 47, Managing Director, has been employed by the Company since 1991 and manages the Company's real estate finance group. He has more than 22 years of experience in commercial finance and real estate lending and management. Prior to joining the Company, Mr. Scheurer worked in various capacities with Capital Recovery Advisors, Inc. and First American Bank. He also started his own company, The Scheurer Company, and co-founded Hunter & Associates, a major leasing and consulting real estate firm in the Washington, DC area.

Joan M. Sweeney, age 40, Managing Director, has been employed by the Company since 1993. Ms. Sweeney oversees all company operations and is responsible for strategic planning, financial management, information technology, marketing, investor relations, and all regulatory compliance. Ms. Sweeney also has direct responsibility for the Company's small business lending operations through Allied Capital Express. Prior to joining the Company, Ms. Sweeney spent ten years of her career consulting with private and small public companies at both Ernst & Young and Coopers & Lybrand. Ms. Sweeney was a member of the SEC Division of Enforcement in the late 1980s.

G. Cabell Williams, III, age 45, Managing Director, has been employed by the Company since 1981, and is responsible for co-managing the operations of the Company's private finance group. He has over 19 years of private finance experience, and has structured numerous types of private debt and equity finance transactions. Mr. Williams has served in many capacities during his tenure with the Company.

Penni F. Roll, age 34, Principal and Chief Financial Officer, has been employed by the Company since 1995. Ms. Roll is responsible for the Company's financial management and reporting, accounting, loan servicing, special servicing, portfolio monitoring and regulatory compliance activities. Prior to joining the Company, she spent seven years in the financial services practice at KPMG Peat Marwick, including serving as a Manager from 1993 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the "Stockholder Information" and to the "Selected Consolidated Financial Data" section of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report") as well as Note 12, "Dividends and Distributions" from the Company's 1999 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During 1999, the Company issued a total of 232,845 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933. The Company also issued 83,333 unregistered shares during 1998. In addition, during 1999, the Company issued a total of 8,658,690 registered shares pursuant to a shelf registration statement on file with the Commission. See Note 7, "Shareholders' Equity" for additional information.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this Item is incorporated herein by reference to the table in the "Selected Consolidated Financial Data" Section of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1999 Annual Report.

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

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. The Company does not have a significant exposure to public market price fluctuations as the Company primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $87.3 million at December 31, 1999 would have resulted in unrealized gains or losses and would have increased or decreased net income in 1999 by less than 1%.

The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Shareholders, scheduled to be held on May 9, 2000 (the "2000 Proxy Statement"), and from "Additional Item" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors" of the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this Item is incorporated by reference to the subsection captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

          1. A. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Report of Independent Public Accountants thereon contained in the Company's 1999 Annual Report, filed herewith.

       Consolidated Balance Sheet as of December 31, 1999 and 1998.

       Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Statement of Changes in Net Assets for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Statement of Investments as of December 31, 1999.

       Notes to Consolidated Financial Statements.

          B. The Report of Independent Public Accountants from Arthur Andersen LLP is incorporated by reference to the Report of Independent Public Accountants contained in the Company's 1999 Annual Report filed herewith.

          2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

          3. The following exhibits are filed herewith or incorporated by reference as set forth below:

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 3(i)(1)   Articles of Amendment and Restatement of the Articles of
           Incorporation.
 3(ii)(2)  Articles of Merger.
 3(iii)*   Bylaws.
 4.1(6)    Specimen certificate of the Company's Common stock, par
           value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
           for other instruments defining the rights of security
           holders.
 4.2(4)    Form of debenture between certain subsidiaries of the
           Company and the U.S. Small Business Administration.
 5         Not applicable.
 9         Not applicable.
10.1(11)   Credit Agreement dated as of March 9, 1999 between the
           Company, as borrower, each of the financial institutions
           initially a signatory thereto, as Lenders, and Nationsbank,
           N.A., as administrative agent, Nationsbanc Montgomery
           Securities LLC, as sole lead arranger and sole book manager,
           First Union National Bank, as syndication agent, BankBoston,
           N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
           York Branch, as co-agents.
10.1a(12)  First Amendment to Credit Agreement dated May 7, 1999.
10.1b*     Second Amendment to Credit Agreement dated January 18, 2000.
10.1c*     Third Amendment to Credit Agreement dated March 17, 2000.
10.2(8)    Note Agreement dated as of April 30, 1998.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.3(5)    Loan Agreement between Allied I and Overseas Private
           Investment Corporation, dated April 10, 1995. Letter dated
           December 11, 1997 evidencing assignment of Loan Agreement
           from Allied I to the Company.
10.4(12)   Note Agreement dated as of May 1, 1999.
10.4a*     Note Agreement dated as of November 15, 1999.
10.5(14)   Second Amended and Restated Master Loan & Security Agreement
           dated October 28, 1999 between the Company and Morgan
           Stanley Mortgage Capital, Inc.
10.6(6)    Sale and Servicing Agreement dated as of January 1, 1998
           among Allied Capital CMT, Inc., Allied Capital Commercial
           Mortgage Trust 1998-1 and the Company and LaSalle National
           Bank Inc. and ABN AMRO Bank N.V.
10.7(6)    Indenture dated as of January 1, 1998 between Allied Capital
           Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(6)    Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
           and Wilmington Trust Company.
10.9(6)    Guaranty dated as of January 1, 1998 by the Company.
10.10(3)   Employee Stock Ownership Plan, as amended on December 31,
           1997.
10.10a(7)  First Amendment to the Company's Employee Stock Ownership
           Plan dated April 30, 1998.
10.10b(14) Termination Amendment to the Allied Capital Employee Stock
           Ownership Plan effective December 31, 1999.
10.11(10)  Amended and Restated Deferred Compensation Plan dated
           December 30, 1998.
10.12(9)   Stock Option Plan.
10.12a(13) Allied Capital 401(k) Plan dated September 1, 1999.
10.13a(6)  Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)  Form of Custody Agreement with La Salle National Bank.
10.18(3)   Dividend Reinvestment Plan.
11         Statement regarding computation of per share earnings is
           incorporated by reference to Note 8 to the Company's Notes to the Consolidated Financial Statements contained in the
           Company's 1999 Annual Report filed as Exhibit 13 herewith.
13*        Excerpts from the 1999 Annual Report to Shareholders.
21         Subsidiaries of the Company and jurisdiction of
           incorporation/organization:
                Allied Investment Corporation             Maryland
                Allied Capital SBLC Corporation           Maryland
                Allied Capital REIT, Inc.                 Maryland
                Allied Capital Holdings LLC               Delaware
                Allied Capital Beteiligungsberatung GmbH   Germany
23*        Consent of Arthur Andersen LLP, independent public
           accountants.
27*        Financial Data Schedule

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

     (11) Incorporated by reference to Exhibit f.2.a with the Company's registration statement on Form N-2 (File No. 333-75161) filed on March 26, 1999.

     (12) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

     (13) Incorporated by reference to Exhibit 4.4 of the Allied Capital 401(k) Plan registration statement on Form S-8, filed on behalf of such Plan on October 8, 1999 (File No. 333-88681).

     (14) Incorporated by reference to the exhibit of the same name filed with the Company's Post-Effective Amendment No. 1 to Form N-2 (File No. 333-84973) on November 19, 1999.

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                          /s/ WILLIAM L. WALTON
                                          --------------------------------------
                                          William L. Walton
                                          Chairman of the Board, President and
                                          Chief Executive Officer

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

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----
/s/ WILLIAM L. WALTON                                      Chairman, President, and      March 28, 2000
--------------------------------------------------------    Chief Executive Officer
William L. Walton

/s/ BROOKS H. BROWNE                                               Director              March 28, 2000
--------------------------------------------------------
Brooks H. Browne

/s/ JOHN D. FIRESTONE                                              Director              March 28, 2000
--------------------------------------------------------
John D. Firestone

/s/ ANTHONY T. GARCIA                                              Director              March 28, 2000
--------------------------------------------------------
Anthony T. Garcia

/s/ LAWRENCE I. HEBERT                                             Director              March 28, 2000
--------------------------------------------------------
Lawrence I. Hebert

/s/ JOHN I. LEAHY                                                  Director              March 28, 2000
--------------------------------------------------------
John I. Leahy

/s/ ROBERT E. LONG                                                 Director              March 28, 2000
--------------------------------------------------------
Robert E. Long

/s/ WARREN K. MONTOURI                                             Director              March 28, 2000
--------------------------------------------------------
Warren K. Montouri

/s/ GUY T. STEUART II                                              Director              March 28, 2000
--------------------------------------------------------
Guy T. Steuart II

/s/ T. MURRAY TOOMEY                                               Director              March 28, 2000
--------------------------------------------------------
T. Murray Toomey

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----
/s/ LAURA W. VAN ROIJEN                                            Director              March 28, 2000
--------------------------------------------------------
Laura W. van Roijen

/s/ GEORGE C. WILLIAMS, JR.                                        Director              March 28, 2000
--------------------------------------------------------
George C. Williams, Jr.

/s/ PENNI F. ROLL                                             Principal and Chief        March 28, 2000
--------------------------------------------------------       Financial Officer
Penni F. Roll                                              (Principal Financial and
                                                              Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3(iii)   Bylaws.
10.1b     Second Amendment to Credit Agreement dated January 18, 2000.
10.1c     Third Amendment to Credit Agreement dated March 17, 2000.
10.4a     Note Agreement dated as of November 15, 1999.
13        Excerpts from the 1999 Annual Report to Shareholders.
23        Consent of Arthur Andersen LLP, independent public
          accountants
27        Financial Data Schedule