Form 10-Q
period 2000-03-31
ALLIED CAPITAL CORP
filed 2000-05-09
CIK 3906

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

                               ------------------

                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000
                            COMMISSION FILE NUMBER:
                                    0-22832

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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On May 5, 2000 there were 69,288,747 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALLIED CAPITAL CORPORATION
                                FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheet as of March 31, 2000
      (unaudited) and December 31, 1999.....................    1
     Consolidated Statement of Operations -- For the Three
      Months Ended March 31, 2000 and 1999 (unaudited)......    2
     Consolidated Statement of Changes in Net Assets -- For
      the Three Months Ended March 31, 2000 and 1999
      (unaudited)...........................................    3
     Consolidated Statement of Cash Flows -- For the Three
      Months Ended March 31, 2000 and 1999 (unaudited)......    4
     Consolidated Statement of Investments as of March 31,
      2000 (unaudited) and December 31, 1999................    5
     Notes to Consolidated Financial Statements.............   17
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   27
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   40
PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings.................................   41
  Item 2. Changes in Securities and Use of Proceeds.........   41
  Item 3. Defaults Upon Senior Securities...................   41
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   41
  Item 5. Other Information.................................   41
  Item 6. Exhibits and Reports on Form 8-K..................   41
  Signatures................................................   44

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
       (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)         (UNAUDITED)
                                         ASSETS
Portfolio at value:
      Private finance (cost: 2000-$718,308;
       1999-$639,171).......................................  $  731,238     $  647,040
      Commercial real estate finance (cost: 2000-$564,048;
       1999-$522,022).......................................     561,406        520,029
      Small business finance (cost: 2000-$72,826;
       1999-$61,708)........................................      73,043         61,428
                                                              ----------     ----------
          Total portfolio at value..........................   1,365,687      1,228,497
                                                              ----------     ----------
Cash and cash equivalents...................................      12,806         18,155
Other assets................................................      50,767         43,386
                                                              ----------     ----------
          Total assets......................................  $1,429,260     $1,290,038
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Notes payable and debentures..........................  $  499,350     $  487,350
      Revolving credit facilities...........................     184,000        105,500
      Accounts payable and other liabilities................      27,370         22,675
                                                              ----------     ----------
          Total liabilities.................................     710,720        615,525
                                                              ----------     ----------
Commitments and Contingencies
Preferred stock.............................................       7,000          7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 68,431,051 and 65,930,360 issued and
       outstanding at March 31, 2000 and December 31, 1999,
       respectively.........................................           7              6
      Additional paid-in capital............................     743,364        699,149
      Common stock held in deferred compensation trust
       (268,030 shares and 516,779 shares at March 31, 2000
       and December 31, 1999, respectively).................      (4,373)        (6,218)
      Notes receivable from sale of common stock............     (30,303)       (29,461)
      Net unrealized appreciation on portfolio..............       9,349          4,517
      Distributions in excess of earnings...................      (6,504)          (480)
                                                              ----------     ----------
          Total shareholders' equity........................     711,540        667,513
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $1,429,260     $1,290,038
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ---------   ---------
                                                                   (UNAUDITED)
Interest and related portfolio income:
      Interest..............................................   $38,728     $24,684
      Premiums from loan dispositions.......................     3,289       1,901
      Investment advisory fees and other income.............     1,880       1,093
                                                               -------     -------
          Total interest and related portfolio income.......    43,897      27,678
                                                               -------     -------
Expenses:
      Interest..............................................    12,311       6,365
      Employee..............................................     4,569       3,361
      Administrative........................................     2,753       2,350
                                                               -------     -------
          Total operating expenses..........................    19,633      12,076
                                                               -------     -------
      Formula and cut-off awards............................     1,691       1,772
                                                               -------     -------
Portfolio income before net realized and unrealized gains...    22,573      13,830
                                                               -------     -------
Net realized and unrealized gains:
      Net realized gains....................................     2,176         466
      Net unrealized gains..................................     4,832       4,284
                                                               -------     -------
          Total net realized and unrealized gains...........     7,008       4,750
                                                               -------     -------
Net increase in net assets resulting from operations........   $29,581     $18,580
                                                               =======     =======
Basic earnings per common share.............................   $  0.45     $  0.33
                                                               =======     =======
Diluted earnings per common share...........................   $  0.45     $  0.33
                                                               =======     =======
Weighted average common shares outstanding -- basic.........    66,289      56,799
                                                               =======     =======
Weighted average common shares outstanding -- diluted.......    66,308      56,828
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ---------   ---------
                                                                   (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 22,573    $ 13,830
     Net realized gains.....................................     2,176         466
     Net unrealized gains...................................     4,832       4,284
                                                              --------    --------
          Net increase in net assets resulting from
            operations......................................    29,581      18,580
                                                              --------    --------
Shareholder distributions:
     Common stock dividends.................................   (30,716)    (23,505)
     Preferred stock dividends..............................       (55)        (55)
                                                              --------    --------
          Net decrease in net assets resulting from
            shareholder distributions.......................   (30,771)    (23,560)
                                                              --------    --------
Capital share transactions:
     Sale of common stock...................................    42,246      35,787
     Net increase in notes receivable from sale of common
      stock.................................................      (842)         --
     Issuance of common stock upon the exercise of stock
      options...............................................     1,101          --
     Issuance of common stock in lieu of cash
      distributions.........................................     1,237       1,243
     Net decrease in common stock held in deferred
      compensation trust....................................     1,845       1,067
     Other..................................................      (370)         61
                                                              --------    --------
          Net increase in net assets resulting from capital
            share transactions..............................    45,217      38,158
                                                              --------    --------
          Total increase in net assets......................  $ 44,027    $ 33,178
                                                              ========    ========
Net assets at beginning of period...........................  $667,513    $491,358
                                                              --------    --------
Net assets at end of period.................................  $711,540    $524,536
                                                              --------    --------
Net asset value per common share............................  $  10.44    $   9.00
                                                              --------    --------
Common shares outstanding at end of period..................    68,163      58,254
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ---------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $  29,581   $  18,580
  Adjustments
    Net unrealized gains....................................     (4,832)     (4,284)
    Depreciation and amortization...........................        202         200
    Amortization of loan discounts and fees.................     (3,120)     (1,150)
    Changes in other assets and liabilities.................     (3,661)     (9,321)
                                                              ---------   ---------
       Net cash provided by operating activities............     18,170       4,025
                                                              ---------   ---------
Cash flows from investing activities:
  Portfolio investments.....................................   (218,308)   (159,380)
  Repayments of investment principal........................     53,431      37,321
  Proceeds from loan sales..................................     39,628      40,467
  Collections of notes receivable from sale of common
    stock...................................................        229          --
  Other investing activities................................     (1,891)       (440)
                                                              ---------   ---------
       Net cash used in investing activities................   (126,911)    (82,032)
                                                              ---------   ---------
Cash flows from financing activities:
  Sale of common stock......................................     42,246      35,787
  Common dividends and distributions paid...................    (29,479)    (23,959)
  Preferred stock dividends paid............................        (55)        (55)
  Net borrowings under notes payable and debentures.........     12,000          --
  Net borrowings under revolving lines of credit............     78,500      76,390
  Other financing activities................................        180          --
                                                              ---------   ---------
       Net cash provided by financing activities............    103,392      88,163
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........  $  (5,349)  $  10,156
                                                              ---------   ---------
Cash and cash equivalents at beginning of period............  $  18,155   $  25,075
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  12,806   $  35,231
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

            PRIVATE FINANCE                                                               MARCH 31, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
ACE Products, Inc.                       Debt Securities                                $ 13,605   $ 13,605
-----------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                   6,714      6,714
                                         Partnership Interest                              1,456      1,456
-----------------------------------------------------------------------------------------------------------
Allied Office Products                   Debt Securities                                   9,907      9,907
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                            125        125
-----------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                             25         25
-----------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                            13,750     13,750
                                         Equity Interest                                   1,500      3,347
-----------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                  11,985     11,985
                                         Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                            15,117     15,117
-----------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                   2,503      2,503
                                         Warrants                                            220        220
-----------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)             Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------------
CCT Holdings                             Loan                                              1,131      1,131
-----------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                308        308
                                         Warrants                                             12        212
-----------------------------------------------------------------------------------------------------------
Component Hardware Group                 Debt Securities                                  10,000     10,000
                                         Class A Preferred Stock (18,000 shares)           1,800      1,800
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Convenience Corporation of America       Debt Securities                                   8,355      2,738
                                         Series A Preferred Stock (31,521 shares)            334         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                   3,421      3,421
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                              6,933      6,933
                                         Debt Securities                                   4,945      4,945
                                         Warrants                                             --         --
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing                   Debt Securities                                   5,824      5,824
  Resources, LLC                         Options                                              87         87
-----------------------------------------------------------------------------------------------------------
Coverall North America                   Loan                                              9,300      9,300
-----------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------------
CyberRep.com                             Debt Securities                                   3,722      3,722
                                         Warrants                                            360      1,010
-----------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)                Warrants                                            350         54
-----------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                             2          2
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                               MARCH 31, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Directory Lending Corporation            Series A Common Stock (34 shares)              $     --   $     --
                                         Series B Common Stock (6 shares)                      8         --
                                         Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies          Loan                                             10,914      8,759
  Company, Inc.                          Debt Securities                                   1,146      1,146
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                   1,875        343
                                         Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                               306        306
-----------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                 29         29
-----------------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)          Warrants                                              6         --
-----------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)               500        500
                                         Common Stock (2,500 shares)                          --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                  15,839     15,839
                                         Warrants                                            360        360
-----------------------------------------------------------------------------------------------------------
Fairchild Industrial Products Company    Debt Securities                                   5,767      5,767
                                         Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)                 Debt Securities                                  14,854     14,854
                                         Warrants                                            970      1,082
-----------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                  30,749     30,749
  Communications, LLC                    Options                                              --        750
-----------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                  26,537     26,537
                                         Preferred Stock (1,130 shares)                    1,130      1,130
                                         Common Stock (471 shares)                           613        613
-----------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)              Loan                                              1,328      1,328
                                         Common Stock (41,644 shares)                        214         92
-----------------------------------------------------------------------------------------------------------
Genoa Mine Acquisition Corporation       Loan                                                108        108
-----------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                  15,915     15,915
                                         Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                             5,000      5,000
                                         Convertible Debentures                              500        500
                                         Warrants                                             --        154
-----------------------------------------------------------------------------------------------------------
Global Communications, LLC               Loans                                             2,527      2,527
                                         Debt Securities                                   1,753      1,753
                                         Equity Interest                                   6,867      6,867
                                         Options                                           1,639      1,639
-----------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite                   Loans                                             1,425        875
  Archery, LLC                           Convertible Debentures                            2,305      2,065
-----------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Debt Securities                                   5,200      5,200
                                         Warrants                                             87      5,226
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                               MARCH 31, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Grant Television, Inc.                   Debt Securities                                $  9,183   $  9,183
                                         Warrants                                             --      2,500
-----------------------------------------------------------------------------------------------------------
HMT, Inc.                                Debt Securities                                   9,951      9,951
                                         Common Stock (300,000 shares)                     3,000      3,000
-----------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Series A Preferred Stock (13,720 shares)          1,334      1,334
                                         Series B Preferred Stock (11,987 shares)          1,166      1,166
-----------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                   7,847      7,847
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
International Filler Corporation         Debt Securities                                  14,951     14,951
                                         Equity Interest                                   2,975      2,975
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                             18,415     18,415
-----------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                   1,939      1,939
                                         Warrants                                             74         74
-----------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                   2,890      2,890
                                         Warrants                                            259      6,000
-----------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                            348      3,495
                                         Equity Interest                                       4          9
-----------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                   6,327      6,327
                                         Warrants                                             96        600
-----------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                   7,681      7,681
                                         Warrants                                            348        348
-----------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                   3,448      3,448
                                         Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)               High-Yield Senior Secured Debt                   15,150     14,150
-----------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                         Stock (26,000 shares)                               359        213
-----------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Debt Securities                                      --         --
                                         Series B Convertible
                                           Preferred Stock (227,665 shares)                2,049      2,049
                                         Warrants                                            136        136
-----------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Debt Securities                                   1,823        243
                                         Common Stock (33,333 shares)                         --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Morton Grove Pharmaceuticals, Inc.       Loan                                             15,000     15,000
-----------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)              Common Stock (5,835 shares)                         240         29
-----------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                  14,021     14,021
                                         Warrants                                            651        651
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                               MARCH 31, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Net-Tel Communications, Inc.             Debt Securities                                $  9,442   $  9,442
                                         Series B Convertible
                                           Preferred Stock (647 shares)                    5,000      6,255
                                         Warrants                                            500        625
-----------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                   9,511      9,511
  Inc. (1)                               Series D Convertible
                                           Preferred Stock (265,957 shares)                2,000      2,000
                                         Warrants                                            575        500
-----------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                     376        376
-----------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                  10,942     10,942
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------------
Opinion Research Corporation (1)         Debt Securities                                  13,928     13,928
                                         Warrants                                            997        997
-----------------------------------------------------------------------------------------------------------
Oriental Trading Company, Inc.           Debt Securities                                  12,378     12,378
                                         Preferred Equity Interest                         1,483      1,483
                                         Common Equity Interest                               17         17
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                  23,816     23,816
                                         Warrants                                            826        826
-----------------------------------------------------------------------------------------------------------
Panera Bread Company (1)                 Warrants                                            227        243
-----------------------------------------------------------------------------------------------------------
Physician Specialty Corporation          Debt Securities                                  14,404     14,404
                                         Redeemable Preferred
                                           Stock (850 shares)                                850        850
                                         Convertible Preferred
                                           Stock (97,411 shares)                             150        150
                                         Warrants                                            476        476
-----------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)                  Loan                                              1,300      1,300
                                         Debt Securities                                   4,591      1,591
                                         Common Stock (208,000 shares)                        59         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                   6,417      6,417
                                         Warrants                                          1,050      1,050
-----------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                             15,223     15,223
-----------------------------------------------------------------------------------------------------------
Progressive International Corporation    Debt Securities                                   3,942      3,942
                                         Preferred Stock (500 shares)                        500        500
                                         Common Stock (197 shares)                            13         13
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Schwinn/GT                               Debt Securities                                  10,074     10,074
                                         Warrants                                            395        395
-----------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                           Stock (1,000 shares)                              993        135
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                               MARCH 31, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Soff-Cut Holdings, Inc.                  Debt Securities                                $  8,160   $  8,160
                                         Warrants                                            445        445
                                         Preferred Stock (300 shares)                        300        300
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                   6,369      6,369
                                         Options                                           1,000      3,750
-----------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                     482        372
                                         Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services, Inc.    Loans                                             6,130      4,641
                                         Debt Securities                                   2,445      1,316
-----------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Preferred Stock (1,116,902 shares)                4,433      4,433
                                         Warrants                                            662        662
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                  12,642     12,642
                                         Options                                             266        266
-----------------------------------------------------------------------------------------------------------
Teknekron Infoswitch Corporation         Debt Securities                                   8,699      8,699
                                         Warrants                                          1,124      1,124
-----------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                   1,519        126
                                         Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                   3,890      3,890
                                         Warrants                                             53         53
                                         Equity Interests                                    500        500
-----------------------------------------------------------------------------------------------------------
United Pet Group                         Debt Securities                                   4,944      4,944
                                         Warrants                                             15         15
-----------------------------------------------------------------------------------------------------------
Warn Industries                          Debt Securities                                  18,474     18,474
                                         Warrants                                          1,429      1,429
-----------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                             24        322
-----------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.                  Loan                                             12,390     12,390
-----------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                   8,000      8,000
                                         Equity Interests                                  1,700      1,700
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                  15,118     15,118
                                         Preferred Stock (100 shares)                      3,700      3,700
                                         Common Stock (99 shares)                            100      4,100
-----------------------------------------------------------------------------------------------------------
     Total private finance (94 investments)                                             $718,308   $731,238
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                              MARCH 31, 2000
                                                 INTEREST       NUMBER OF   -------------------
  (IN THOUSANDS, EXCEPT NUMBER OF LOANS)       RATE RANGES        LOANS       COST      VALUE
-------------------------------------------  ----------------   ---------   --------   --------
COMMERCIAL REAL ESTATE FINANCE                                                  (UNAUDITED)

Commercial Mortgage Loans                        Up to  6.99%        4      $    902   $    902
                                                 7.00%- 8.99%       13        67,852     67,852
                                                 9.00%-10.99%       28        35,455     35,545
                                                11.00%-12.99%       37        24,776     24,930
                                                13.00%-14.99%       10        14,142     14,142
                                             15.00% and above        3         1,074      1,050
-----------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                95      $144,201   $144,421
-----------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,400   $   29,400
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,602       35,602
  COMM 1999-1                                          5.7%      105,010       54,491       54,491
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,598       24,598
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,335       44,335
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,157       28,157
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,169       20,169
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,219       20,219
  FUNB CMT, Series 1999-C4                             6.5%       49,288       22,001       22,001
  Heller Financial, HFCMC Series 2000 PH-1             6.8%       55,026       24,615       24,615
  SBMS VII, Inc., Series 2000-NL1                      7.2%       40,940       26,120       26,120
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $665,200   $  329,707   $  329,707
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   76,953   $   76,953
Residual Interest Spread                                                        5,882        4,382
Real Estate Owned                                                               7,305        5,943
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  564,048   $  561,406
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   72,826   $   73,043
--------------------------------------------------------------------------------------------------
Total portfolio at value                                                   $1,355,182   $1,365,687
--------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
ACE Products, Inc.                       Debt Securities                                $ 13,386   $ 13,386
-----------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                   6,618      6,618
                                         Partnership Interest                              1,456      2,100
-----------------------------------------------------------------------------------------------------------
Allied Office Products                   Debt Securities                                   9,905      9,905
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                            125        125
-----------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                             25         25
-----------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                            13,370     13,370
                                         Equity Interest                                   1,500      1,500
-----------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                  11,959     11,959
                                         Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                            10,967     10,967
-----------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                   2,491      2,491
                                         Warrants                                            220        220
-----------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)             Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                310        310
                                         Warrants                                             12        212
-----------------------------------------------------------------------------------------------------------
Convenience Corporation of America       Debt Securities                                   8,355      2,738
                                         Series A Preferred Stock (31,521 shares)            334         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                   3,460      3,460
                                         Warrants                                             --        538
-----------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                              6,957      6,957
                                         Debt Securities                                   4,942      4,942
                                         Warrants                                             --         --
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing                   Debt Securities                                   5,817      5,817
  Resources, LLC                         Options                                              87         87
-----------------------------------------------------------------------------------------------------------
Coverall North America                   Loan                                              9,298      9,298
-----------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------------
CyberRep.com                             Debt Securities                                   3,694      3,694
                                         Warrants                                            360      1,010
-----------------------------------------------------------------------------------------------------------
DEH Printed Circuits, Inc.               Warrants                                            250         --
-----------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)                Warrants                                            350         29
-----------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                            --         --
-----------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (34 shares)                    --         --
                                         Series B Common Stock (6 shares)                      8         --
                                         Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Drilltec Patents & Technologies          Loan                                           $ 10,911   $  8,755
  Company, Inc.                          Debt Securities                                     786        786
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                   1,875        343
                                         Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                               306        306
-----------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                 29         29
-----------------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)          Warrants                                              6         --
-----------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)               500        500
                                         Common Stock (2,500 shares)                          --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                  15,825     15,825
                                         Warrants                                            360        360
-----------------------------------------------------------------------------------------------------------
Fairchild Industrial Products Company    Debt Securities                                   5,753      5,753
                                         Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)                 Debt Securities                                  12,053     12,053
                                         Warrants                                            970        970
-----------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                  30,740     30,740
  Communications, LLC                    Options                                              --        750
-----------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                  26,537     26,537
                                         Preferred Stock (1,130 shares)                    1,130      1,130
                                         Common Stock (471 shares)                           613        613
-----------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)              Loan                                              1,328      1,328
                                         Common Stock (41,644 shares)                        214         81
-----------------------------------------------------------------------------------------------------------
Genoa Mine Acquisition Corporation       Loan                                                108        108
-----------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                  15,742     15,742
                                         Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                             5,000      5,000
                                         Convertible Debentures                              500        500
                                         Warrants                                             --        154
-----------------------------------------------------------------------------------------------------------
Global Communications, LLC               Loans                                             2,526      2,526
                                         Debt Securities                                   1,733      1,733
                                         Equity Interest                                   6,867      6,867
                                         Options                                           1,639      1,639
-----------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite                   Loans                                             1,390        840
  Archery, LLC                           Convertible Debentures                            2,248      2,008
-----------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Debt Securities                                   5,200      5,200
                                         Warrants                                             87      5,226
-----------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Debt Securities                                   9,177      9,177
                                         Warrants                                             --      2,500
-----------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Series A Preferred Stock (13,720 shares)          1,334      1,334
                                         Series B Preferred Stock (11,987 shares)          1,166      1,166
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Impact Innovations Group                 Debt Securities                                $  7,841   $  7,841
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                             18,174     18,174
-----------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                   2,134      2,134
                                         Warrants                                             74         74
-----------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                   3,502      3,502
                                         Warrants                                            324      4,100
-----------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                            348      3,495
                                         Equity Interest                                       4          9
-----------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                   6,318      6,318
                                         Warrants                                             96        600
-----------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                   7,665      7,665
                                         Warrants                                            348        348
-----------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                   3,439      3,439
                                         Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)               High-Yield Senior Secured Debt                   15,150     14,150
-----------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                           Stock (26,000 shares)                             359        213
-----------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Debt Securities                                   3,793      3,793
                                         Series B Convertible
                                           Preferred Stock (227,665 shares)                2,049      2,049
                                         Warrants                                            136        136
-----------------------------------------------------------------------------------------------------------
Meigher Communications, L.P.             Loan                                              2,938      2,938
-----------------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus, LLC           Loan                                             11,109     11,109
-----------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Loans                                                 7          7
                                         Debt Securities                                   1,823        243
                                         Common Stock (33,333 shares)                         --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)              Common Stock (5,835 shares)                         241         20
-----------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                  13,989     13,989
                                         Warrants                                            651        651
-----------------------------------------------------------------------------------------------------------
Net-Tel Communications, Inc.             Debt Securities                                   9,426      9,426
                                         Series B Convertible
                                           Preferred Stock (647 shares)                    5,000      5,000
                                         Warrants                                            500        500
-----------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                   9,492      9,492
  Inc. (1)                               Series D Convertible
                                           Preferred Stock (265,957 shares)                2,000      2,000
                                         Warrants                                            575        575
-----------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                     384        384
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Nursefinders, Inc.                       Debt Securities                                $ 10,922   $ 10,922
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------------
Opinion Research Corporation (1)         Debt Securities                                  13,896     13,896
                                         Warrants                                            996        996
-----------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                  23,802     23,802
                                         Warrants                                            826        826
-----------------------------------------------------------------------------------------------------------
Panera Bread Company (1)                 Warrants                                            227        271
-----------------------------------------------------------------------------------------------------------
Physician Specialty Corporation          Debt Securities                                  14,388     14,388
                                         Redeemable Preferred
                                           Stock (850 shares)                                850        850
                                         Convertible Preferred
                                           Stock (97,411 shares)                             150        150
                                         Warrants                                            476        476
-----------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)                  Loan                                              1,300      1,300
                                         Debt Securities                                   4,591      2,591
                                         Common Stock (208,000 shares)                        59          3
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                   6,395      6,395
                                         Warrants                                          1,050      1,050
-----------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                             15,031     15,031
-----------------------------------------------------------------------------------------------------------
Progressive International Corporation    Debt Securities                                   3,940      3,940
                                         Preferred Stock (500 shares)                        500        500
                                         Common Stock (197 shares)                            13         13
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Schwinn/GT                               Debt Securities                                   9,978      9,978
                                         Warrants                                            395        395
-----------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                           Stock (1,000 shares)                              993        136
-----------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                   8,140      8,140
                                         Warrants                                            446        446
                                         Preferred Stock (300 shares)                        300        300
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                   6,364      6,364
                                         Options                                           1,000      2,000
-----------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                     469        360
                                         Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services, Inc.    Loans                                             6,130      4,641
                                         Debt Securities                                   2,445      1,316
-----------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Preferred Stock (1,116,902 shares)                3,108      3,108
                                         Warrants                                            662        662
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                  11,674     11,674
                                         Options                                             266        266
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Teknekron Infoswitch Corporation         Debt Securities                                $ 13,863   $ 13,863
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                   1,528        135
                                         Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                   3,886      3,886
                                         Warrants                                             54         54
                                         Equity Interests                                    500        500
-----------------------------------------------------------------------------------------------------------
United Pet Group                         Debt Securities                                   4,938      4,938
                                         Warrants                                             15         15
-----------------------------------------------------------------------------------------------------------
Wildwood Designs, Inc.                   Loan                                              1,167      1,167
-----------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                             24        322
-----------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.                  Loan                                             12,390     12,390
-----------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                   8,000      8,000
                                         Equity Interests                                  1,700      1,700
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                  15,113     15,113
                                         Preferred Stock (100 shares)                      3,700      3,700
                                         Common Stock (99 shares)                            100      4,100
-----------------------------------------------------------------------------------------------------------
     Total private finance (91 investments)                                             $639,171   $647,040
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                              DECEMBER 31, 1999
                                                INTEREST       NUMBER OF   -----------------------
 (IN THOUSANDS, EXCEPT NUMBER OF LOANS)       RATE RANGES        LOANS        COST        VALUE
-----------------------------------------   ----------------   ---------   ----------   ----------
COMMERCIAL REAL ESTATE FINANCE

Commercial Mortgage Loans                       Up to  6.99%        5      $    1,422   $    1,422
                                                7.00%- 8.99%       15          71,619       71,595
                                                9.00%-10.99%       41          39,415       39,623
                                               11.00%-12.99%       30          25,016       25,175
                                               13.00%-14.99%       12          15,207       15,230
                                            15.00% and above        3           1,088        1,064
--------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                              106      $  153,767   $  154,109
--------------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,141   $   29,141
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,453       35,453
  COMM 1999-1                                          5.7%      105,010       54,166       54,166
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,505       24,505
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,288       44,288
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,115       28,115
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,054       20,054
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,121       20,121
  FUNB CMT, Series 1999-C4                             6.5%       49,288       21,851       21,851
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $569,234   $  277,694   $  277,694
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   76,374   $   76,374
Residual Interest Spread                                                        6,882        5,382
Real Estate Owned                                                               7,305        6,470
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  522,022   $  520,029
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   61,708   $   61,428
--------------------------------------------------------------------------------------------------
Total portfolio at value                                                   $1,222,901   $1,228,497
==================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

     Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Allied Capital Corporation has two wholly owned subsidiaries that have also elected to be regulated as BDCs. Allied Investment Corporation ("Allied Investment") is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company ("SBIC"). Allied Capital SBLC Corporation ("Allied SBLC") is licensed by the Small Business Administration ("SBA") as a Small Business Lending Company and is a participant in the SBA Section 7(a) Guaranteed Loan Program. In addition, the Company has a real estate investment trust subsidiary, Allied Capital REIT, Inc. ("Allied REIT") and several single-member limited liability companies established primarily to hold real estate properties.

     Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the "Company."

     The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests primarily in private, small and middle-market companies in a variety of industries and in diverse geographic locations in the United States.

NOTE 2. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company or its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1999 balances to conform with the 2000 financial statement presentation.

NOTE 3. PORTFOLIO

     The Company's investment operations are conducted in three primary areas: private finance, commercial real estate finance, and small business finance.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
PRIVATE FINANCE

     At March 31, 2000 and December 31, 1999, the private finance portfolio consisted of the following:

                                               2000                          1999
                                    ---------------------------   ---------------------------
                                      COST      VALUE     YIELD     COST      VALUE     YIELD
          (IN THOUSANDS)            --------   --------   -----   --------   --------   -----
Loans and debt securities.........  $645,510   $625,685   13.9%   $578,570   $559,746   14.2%
Equity interests..................    72,798    105,553             60,601     87,294
                                    --------   --------           --------   --------
          Total...................  $718,308   $731,238           $639,171   $647,040
                                    ========   ========           ========   ========

     Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a nominal price.

     Debt securities would typically have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.

     Equity interests consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or otherwise illiquid. Equity securities generally do not produce a current return, but are held for investment appreciation and ultimate gain on sale.

     At March 31, 2000 and December 31, 1999, approximately 98% of the Company's private finance loan portfolio was composed of fixed interest rate loans. At March 31, 2000 and December 31, 1999, loans and debt securities with a value of $32,855,000 and $34,560,000, respectively, were not accruing interest.

     The geographic and industry compositions of the private finance portfolio at March 31, 2000 and December 31, 1999 were as follows:

                                                              2000   1999
                                                              ----   ----
GEOGRAPHIC REGION
Midwest.....................................................   28%    26%
Southeast...................................................   24     27
Mid-Atlantic................................................   24     23
West........................................................   12     11
Northeast...................................................    9      9
International...............................................    3      4
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000   1999
                                                              ----   ----
INDUSTRY
Business Services...........................................   27%    32%
Consumer Products...........................................   24     19
Industrial Products.........................................   16     11
Telecommunications..........................................   10     13
Retail......................................................    7      8
Broadcasting................................................    5      6
Education...................................................    5      5
Other.......................................................    6      6
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

COMMERCIAL REAL ESTATE FINANCE

     At March 31, 2000 and December 31, 1999, the commercial real estate finance portfolio consisted of the following:

                                                   2000                          1999
                                        ---------------------------   ---------------------------
                                          COST      VALUE     YIELD     COST      VALUE     YIELD
                 (IN THOUSANDS)         --------   --------   -----   --------   --------   -----
Loans.................................  $144,201   $144,421    9.2%   $153,767   $154,109    9.4%
CMBS..................................   412,542    411,042   13.6%    360,950    359,450   13.5%
REO...................................     7,305      5,943              7,305      6,470
                                        --------   --------           --------   --------
      Total...........................  $564,048   $561,406           $522,022   $520,029
                                        ========   ========           ========   ========

  LOANS

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

     At March 31, 2000 and December 31, 1999, approximately 79% and 21%, and 81% and 19%, of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of March 31, 2000 and December 31, 1999, loans with a value of $8,791,000 and $8,334,000, respectively, were not accruing interest.

     The geographic composition and the property types securing the commercial mortgage loan portfolio at March 31, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
Southeast...................................................   34%     31%
Mid-Atlantic................................................   26      32
West........................................................   26      25
Midwest.....................................................   11       9
Northeast...................................................    3       3
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000    1999
                                                              ----    ----
PROPERTY TYPE
Hospitality.................................................   45%     42%
Office......................................................   26      24
Retail......................................................   12      11
Recreation..................................................    7       8
Other.......................................................   10      15
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

  CMBS

     At March 31, 2000 and December 31, 1999, the CMBS portfolio consisted of the following:

                                                     2000                  1999
                                              -------------------   -------------------
                                                COST      VALUE       COST      VALUE
               (IN THOUSANDS)                 --------   --------   --------   --------
Purchased CMBS..............................  $329,707   $329,707   $277,694   $277,694
Residual CMBS...............................    76,953     76,953     76,374     76,374
Residual interest spread....................     5,882      4,382      6,882      5,382
                                              --------   --------   --------   --------
          Total.............................  $412,542   $411,042   $360,950   $359,450
                                              ========   ========   ========   ========

     PURCHASED CMBS. The Company has Purchased CMBS bonds with a face amount of $665,200,000 and a cost of $329,707,000, with the difference representing original issue discount. As of March 31, 2000 and December 31, 1999, the estimated yield to maturity on the Purchased CMBS was approximately 14.7% and 14.6%, respectively. The Company's yield on its Purchased CMBS is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. At March 31, 2000 and December 31, 1999, the yield on the Purchased CMBS portfolio was computed assuming a 1% loss estimate for its entire underlying collateral mortgage pool. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

     The non-investment grade and unrated tranches of the Purchased CMBS bonds are junior in priority for payment of principal to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinate tranche will bear this loss first.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The underlying rating classes of the Purchased CMBS at March 31, 2000 and December 31, 1999 is as follows:

                                                      2000                    1999
                                              ---------------------   ---------------------
                                                         PERCENTAGE              PERCENTAGE
                                               VALUE      OF TOTAL     VALUE      OF TOTAL
               (IN THOUSANDS)                 --------   ----------   --------   ----------
BB+.........................................  $  8,543       2.6%     $     --     --   %
BB..........................................    45,828      13.9        41,091      14.8
BB-.........................................    56,003      17.0        46,692      16.8
B+..........................................    45,981      14.0        41,765      15.0
B...........................................    75,738      23.0        64,830      23.4
B-..........................................    47,819      14.5        40,995      14.8
CCC.........................................     6,538       2.0         6,506       2.3
Unrated.....................................    43,257      13.0        35,815      12.9
                                              --------     -----      --------     -----
          Total.............................  $329,707     100.0%     $277,694     100.0%
                                              ========     =====      ========     =====

     RESIDUAL CMBS AND RESIDUAL INTEREST SPREAD. The Residual CMBS primarily consists of a retained interest from a post-Merger asset securitization whereby bonds were sold in three classes rated "AAA," "AA" and "A."

     The Company sold $295 million of loans, and received cash proceeds, net of costs, of approximately $223 million. The Company retained a trust certificate for its residual interest in the loan pool sold, and will receive interest income from this Residual CMBS as well as the Residual Interest Spread from the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds.

     As of March 31, 2000 and December 31, 1999, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3% and 9.3%, respectively. The three bond classes sold had an aggregate weighted average interest rate of 6.5% and 6.5% as of March 31, 2000 and December 31, 1999, respectively. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the residual interest spread was determined based on a constant prepayment rate of 7% and a discount rate of 14%.

     The geographic composition and the property types of the underlying mortgage loan pools securing the CMBS at March 31, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
West........................................................   28%     32%
Mid-Atlantic................................................   24      23
Midwest.....................................................   21      21
Southeast...................................................   20      20
Northeast...................................................    7       4
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000    1999
                                                              ----    ----
PROPERTY TYPE
Retail......................................................   29%     33%
Housing.....................................................   24      29
Office......................................................   23      20
Hospitality.................................................   14       9
Other.......................................................   10       9
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

SMALL BUSINESS FINANCE

     At March 31, 2000 and December 31, 1999, the small business finance portfolio consisted of the following:

                                                        2000                1999
                                                  -----------------   -----------------
                                                   COST      VALUE     COST      VALUE
                                                  -------   -------   -------   -------
(IN THOUSANDS)
7(a) loans......................................  $52,093   $52,344   $43,246   $43,000
Residual interest in loans sold.................    4,645     4,645     4,036     4,036
Residual interest spread........................   14,734    14,734    14,046    14,046
REO.............................................    1,354     1,320       380       346
                                                  -------   -------   -------   -------
          Total.................................  $72,826   $73,043   $61,708   $61,428
                                                  =======   =======   =======   =======

     The Company, through its wholly owned subsidiary, Allied SBLC, participates in the SBA's Section 7(a) Guaranteed Loan Program ("7(a) loans").

     Pursuant to Section 7(a) of the Small Business Act of 1958, the SBA will guarantee 80% of any qualified loan up to $100,000 regardless of maturity, and 75% of any such loan over $100,000 regardless of maturity, to a maximum guarantee of $750,000 for any one borrower. SBA regulations define qualified small businesses generally as businesses with no more than $5 million in annual sales or no more than 500 employees.

     The Company charges interest on the 7(a) loans at a variable rate, typically 1.75% to 2.75% above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity.

     As permitted by SBA regulations, the Company sells to investors, without recourse, 100% of the guaranteed portion of its 7(a) loans while retaining the right to service 100% of such loans. Additionally, the Company sells up to a 90% interest in the unguaranteed portion of its 7(a) loans through a structured finance agreement with a commercial paper conduit.

     In 1999, the Company sold $36,387,000 of the unguaranteed portion of 7(a) loans into the facility. The Company received $35,500,000 in proceeds and retained a subordinated interest valued at $4,036,000. The Company recognized a premium from the loan sale of $4,106,000, which includes the value of the retained residual interest spread.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     As of March 31, 2000 and December 31, 1999, 7(a) loans with a value of $5,965,000 and $5,562,000, respectively, were not accruing interest.

     As of March 31, 2000 and December 31, 1999, 7(a) loans include a balance of $8,797,000 and $7,667,000, respectively, that is guaranteed by the SBA.

NOTE 4.  DEBT

     At March 31, 2000 and December 31, 1999, the Company had the following debt:

                                                             2000                  1999
                                                      -------------------   -------------------
                                                      FACILITY    AMOUNT    FACILITY    AMOUNT
                                                       AMOUNT     DRAWN      AMOUNT     DRAWN
                                                      --------   --------   --------   --------
(IN THOUSANDS)
Notes payable and debentures:
  Unsecured long-term notes payable.................  $419,000   $419,000   $419,000   $419,000
  SBA debentures....................................    74,650     74,650     74,650     62,650
  OPIC loan.........................................     5,700      5,700      5,700      5,700
                                                      --------   --------   --------   --------
          Total notes payable and debentures........   499,350    499,350    499,350    487,350
                                                      --------   --------   --------   --------
Revolving credit facilities:
  Revolving line of credit..........................   400,000    150,000    340,000     82,000
  Master loan and security agreement................   100,000     34,000    100,000     23,500
                                                      --------   --------   --------   --------
          Total revolving credit facilities.........   500,000    184,000    440,000    105,500
                                                      --------   --------   --------   --------
  Total.............................................  $999,350   $683,350   $939,350   $592,850
                                                      ========   ========   ========   ========

NOTES PAYABLE AND DEBENTURES

     UNSECURED LONG-TERM NOTES PAYABLE. In June 1998, May 1999 and November 1999, the Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have terms of five or seven years. The weighted average interest rate on the notes was 7.6% and 7.6% at March 31, 2000 and December 31, 1999, respectively. The notes may be prepaid in whole or in part together with an interest premium, as stipulated in the note agreement.

     SBA DEBENTURES. At March 31, 2000 and December 31, 1999, the Company had debentures payable to the SBA with terms of ten years and at interest rates ranging from 6.9% to 9.6%. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. DEBT, CONTINUED
     Scheduled future maturities of notes payable and debentures at March 31, 2000 are as follows:

                            YEAR                              AMOUNT MATURING
                            ----                              ---------------
                                                              (IN THOUSANDS)
2000........................................................     $ 17,300
2001........................................................        9,350
2002........................................................           --
2003........................................................      140,000
2004........................................................      221,000
Thereafter..................................................      111,700
                                                                 --------
          Total.............................................     $499,350
                                                                 ========

REVOLVING CREDIT FACILITIES

     REVOLVING LINE OF CREDIT. In March 2000, the Company increased its unsecured revolving line of credit to $400,000,000 from $360,000,000. The facility bears interest at the London Interbank Offer Rate ("LIBOR") plus 1.25% and adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 7.3% and 7.7% at March 31, 2000 and December 31, 1999, respectively, and the facility requires a commitment fee equal to 0.25% of the committed amount. The new line expires in March 2001. The line of credit requires monthly interest payments and all principal is due upon its expiration.

     MASTER LOAN AND SECURITY AGREEMENT. The Company has a facility to borrow up to $100,000,000, using certain commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80% of the value of the collateral pledged. The agreement generally requires interest-only payments with all principal due at maturity. Principal may be repaid at any time without penalty. The agreement bears interest at the one-month LIBOR plus 1.0%, and adjusts daily, or 7.1% and 6.8% at March 31, 2000 and December 31, 1999, respectively. The agreement matures on October 27, 2000.

     The average debt outstanding on the revolving credit facilities were $128,621,000 and $123,860,000 for the three months ended March 31, 2000 and for the year ended December 31, 1999, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the three months ended March 31, 2000 and for the year ended December 31, 1999, were $184,000,000 and $199,392,000, and 7.2% and 6.5%, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. SHAREHOLDERS' EQUITY

     Sale of common stock in the quarter ended March 31, 2000 and the year ended December 31, 1999 was as follows:

                                                               2000       1999
                       (IN THOUSANDS)                         -------   --------
Number of common shares.....................................    2,636      8,659
Gross proceeds..............................................  $44,341   $172,539
Less costs including underwriting fees......................   (2,095)    (8,270)
                                                              -------   --------
  Net proceeds..............................................  $42,246   $164,269
                                                              =======   ========

     The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company's common stock for the five consecutive days immediately prior to the dividend payment date.

     Dividend reinvestment plan activity for the three months ended March 31, 2000 and for the year ended December 31, 1999 was as follows:

                                                               2000     1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ------   ------
Shares issued...............................................      71      233
Average price per share.....................................  $17.41   $19.43

NOTE 6. EARNINGS PER COMMON SHARE

     Earnings per common share for the three months ended March 31, 2000 and 1999 were as follows:

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            -------   -------
Net increase in net assets resulting from operations........  $29,581   $18,580
Less preferred stock dividends..............................      (55)      (55)
                                                              -------   -------
Income available to common shareholders.....................  $29,526   $18,525
                                                              =======   =======
Basic shares outstanding....................................   66,289    56,799
Options outstanding to officers.............................       19        29
                                                              -------   -------
Diluted shares outstanding..................................   66,308    56,828
                                                              =======   =======
BASIC EARNINGS PER COMMON SHARE.............................  $  0.45   $  0.33
                                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE...........................  $  0.45   $  0.33
                                                              =======   =======

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award was computed for each unvested option as of the Merger date. The Cut-off Award was equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award was payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximated $2.9 million in the aggregate and has been expensed as the Cut-off Award vests. For the three months ended March 31, 2000 and the year ended December 31, 1999, $204,000 and $532,000, respectively, of the Cut-off Award vested.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-merger. In the aggregate, the Formula Award equaled 6% of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award has been expensed in each year in which it vests. For the three months ended March 31, 2000 and for the year ended December 31, 1999, $1,487,000 and $6,221,000, respectively, was expensed as a result of the Formula Award. For the three months ended March 31, 2000 and for the year ended December 31, 1999, the liability related to the Formula Award was $2,079,000 and $6,221,000, respectively, and has been included in common stock held in deferred compensation trust. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the three months ended March 31, 2000 and for the year ended December 31, 1999, $369,000 and $61,000, respectively, of the Formula Award was forfeited.

     On January 3, 2000 and January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,274,000 and $4,062,000, respectively, representing the portion of the Formula Award that vested during the previous year.

NOTE 8. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.45 per common share dividend or $30,716,000 for the three months ended March 31, 2000.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included herein and in the Company's annual report on Form 10K. This Management's Discussion and Analysis contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

     The Company provides capital to small and middle-market companies in a variety of different industries and in diverse geographic locations. Our lending and investment activity is focused in three areas:

     - Private finance

     - Commercial real estate finance, and

     - Small business finance originated for sale under our Allied Capital Express brand name.

     The Company's portfolio composition at March 31, 2000 and December 31, 1999 was as follows:

                                                                 AT            AT
                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Private Finance.............................................     54%           53%
Commercial Real Estate Finance..............................     41%           42%
Small Business Finance......................................      5%            5%

     The Company's earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gains earned on the Company's investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the investment portfolio multiplied by the weighted average yield on the portfolio. The Company's ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and the Company's ability to secure financing for its investment activities.

PORTFOLIO AND INVESTMENT ACTIVITY

     Total portfolio investment activity and yields were as follows:

                                                       AT MARCH 31,   AT DECEMBER 31,
                                                           2000            1999
                                                       ------------   ---------------
                                                               (IN MILLIONS)
Portfolio at Value...................................    $1,365.7        $1,228.5
Yield................................................       13.0%           13.0%

                                                 FOR THE THREE
                                                 MONTHS ENDED
                                                   MARCH 31,         FOR THE YEAR
                                                ---------------   ENDED DECEMBER 31,
                                                 2000     1999           1999
                                                ------   ------   ------------------
                                                           (IN MILLIONS)
New Investments...............................  $218.3   $159.4         $751.9
Repayments....................................  $ 53.4   $ 37.3         $145.7
Sales.........................................  $ 39.6   $ 40.5         $198.4

PRIVATE FINANCE

     Private finance investment activity and yields were as follows:

                                                       AT MARCH 31,   AT DECEMBER 31,
                                                           2000            1999
                                                       ------------   ---------------
                                                               (IN MILLIONS)
Portfolio at Value...................................     $731.2          $647.0
Yield................................................      13.9%           14.2%

                                                 FOR THE THREE
                                                  MONTHS ENDED
                                                   MARCH 31,         FOR THE YEAR
                                                 --------------   ENDED DECEMBER 31,
                                                  2000    1999           1999
                                                 ------   -----   ------------------
                                                            (IN MILLIONS)
New Investments................................  $112.6   $39.4         $346.7
Repayments.....................................  $ 36.8   $24.6         $ 87.5

     The private finance portfolio increased 13% from December 31, 1999 to March 31, 2000 and 67% during the year ended December 31, 1999. The Company's increasing capital base has enabled it to make larger private finance investments, supporting the increase in originations for the first quarter of 2000 and for 1999. During the three months ended March 31, 2000, the Company originated seven new private financings with an average investment size of $15.3 million. During 1999, the Company originated 27 new private financings with an average investment size of $12.4 million and a weighted average current yield on loans and debt securities of 13.6%. The current yield on the private finance portfolio will fluctuate over time depending on the equity "kicker" or warrants received with each financing. Private finance investments are generally structured such that equity kickers may provide an additional investment return of up to 10%.

COMMERCIAL REAL ESTATE FINANCE

     Commercial real estate finance investment activity and yields were as follows:

                                                      AT MARCH 31,   AT DECEMBER 31,
                                                          2000            1999
                                                      ------------   ---------------
                                                              (IN MILLIONS)
Portfolio at Value..................................     $561.4          $520.0
Yield...............................................      12.5%           12.3%

                                                  FOR THE THREE
                                                  MONTHS ENDED
                                                    MARCH 31,        FOR THE YEAR
                                                  -------------   ENDED DECEMBER 31,
                                                  2000    1999           1999
                                                  -----   -----   ------------------
                                                            (IN MILLIONS)
New Investments.................................  $63.9   $98.0         $288.7
Repayments......................................  $13.0   $ 8.7         $ 51.5
Sales...........................................  $13.5   $26.8         $ 86.1

     The commercial real estate finance portfolio increased 8.0% from December 31, 1999 to March 31, 2000 and increased 46.5% for the year ended December 31, 1999. During 1999, the Company began to migrate its portfolio from investments in lower yielding commercial mortgage loans to higher yielding real estate investments.

     During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade commercial mortgage-backed securities ("CMBS") at significant discounts from the face amount of the bonds. Turmoil in the CMBS market created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these bonds increased to an attractive level for the Company to purchase the securities. The Company opportunistically purchased CMBS during 1999, and may continue to do so during 2000. However, the Company has begun to curtail its CMBS investment activity to maintain a balanced portfolio. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is fully secured by commercial mortgage loans.

     The underlying pool of approximately 2,100 loans that are collateral for our CMBS have the following ranges of loan to value ("LTV") and debt service coverage ratios ("DSCR").

                    LOAN TO VALUE RANGES                            $          %
                    --------------------                      -------------   ---
                                                              (IN MILLIONS)
Less than 60%...............................................    $1,070.1       11%
60 - 65%....................................................       713.5        7%
65 - 70%....................................................     1,599.0       16%
70 - 75%....................................................     3,283.9       33%
75 - 80%....................................................     3,131.3       31%
Greater than 80%............................................       183.8        2%
                                                                --------      ---
                                                                $9,981.6      100%
                                                                ========      ===
Weighted average LTV........................................       70.8%

                   DEBT SERVICE COVERAGE
                        RATIO RANGES                                $          %
                   ---------------------                      -------------   ---
                                                              (IN MILLIONS)
1.00 - 1.25.................................................    $2,299.4       23%
1.26 - 1.50.................................................     5,729.0       57%
1.51 - 1.75.................................................     1,288.4       13%
1.76 - 2.00.................................................       381.1        4%
Greater than 2.00...........................................       283.7        3%
                                                                --------      ---
                                                                $9,981.6      100%
                                                                ========      ===
Weighted average DSCR.......................................        1.39

     The increase in the commercial real estate portfolio during 2000 and 1999 was primarily due to the purchase of CMBS. During the first quarter of 2000, the Company purchased $50.4 million in CMBS with a face value of $96.0 million and a weighted average yield to maturity of 14.4% after assuming a 1% loss rate on the underlying collateral mortgage pool. In 1999, the Company purchased $245.9 million in CMBS with a face value of $507.9 million and a weighted average yield to maturity of 14.6% after assuming a 1% loss rate on the underlying collateral mortgage pool. During 1999, the Company also sold $86.1 million of commercial mortgage loans with a weighted average yield of approximately 9.5% and redeployed the proceeds into higher yielding assets. For the three months ended March 31, 2000, the Company sold $13.5 million of commercial mortgage loans.

SMALL BUSINESS FINANCE

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

     Allied Capital Express loan activity and yields were as follows:

                                                       AT MARCH 31,   AT DECEMBER 31,
                                                       ------------   ---------------
                                                           2000            1999
                                                       ------------   ---------------
                                                               (IN MILLIONS)
Portfolio at Value...................................     $73.0            $61.4
Yield................................................     11.3%            11.5%

                                                  FOR THE THREE
                                                     MONTHS
                                                   ENDED MARCH    FOR THE YEAR ENDED
                                                       31,           DECEMBER 31,
                                                  -------------   ------------------
                                                  2000    1999           1999
                                                  -----   -----   ------------------
                                                            (IN MILLIONS)
New Investments.................................  $41.8   $22.0         $116.5
Repayments......................................  $ 3.6   $ 4.0         $  6.7
Sales...........................................  $26.1   $13.7         $112.3

     Allied Capital Express loan origination activity for 2000 and 1999 increased due to the opening of new regional office locations and from opportunities created by the Internet site launched during

1999. Loans in the Allied Capital Express program are originated for sale; therefore, the increase in loan sales is the result of the increase in originations. In addition, beginning in 1999, the Company began to sell 90% of the unguaranteed portion of SBA 7(a) loans through a structured finance agreement with a commercial paper conduit. Allied Capital Express targets small commercial real estate loans that are, in many cases, originated in conjunction with SBA 7(a) loans. SBA 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The following table summarizes Allied Capital's operating results for the three months ended March 31, 2000 and 1999:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------              PERCENT
                                                              2000       1999      CHANGE    CHANGE
                                                            --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST AND RELATED PORTFOLIO INCOME
  Interest................................................  $38,728    $24,684    $14,044      57%
  Premiums from loan dispositions.........................    3,289      1,901      1,388      73%
  Investment advisory fees and other income...............    1,880      1,093        787      72%
                                                            -------    -------    -------     ----
          Total interest and related portfolio income.....   43,897     27,678     16,219      59%
                                                            -------    -------    -------     ----
EXPENSES
  Interest................................................   12,311      6,365      5,946      93%
  Employee................................................    4,569      3,361      1,208      36%
  Administrative..........................................    2,753      2,350        403      17%
                                                            -------    -------    -------     ----
          Total operating expenses........................   19,633     12,076      7,557      63%
                                                            -------    -------    -------     ----
  Formula and cut-off awards..............................    1,691      1,772        (81)     (5%)
                                                            -------    -------    -------     ----
          Portfolio income before net realized and
             unrealized gains.............................   22,573     13,830      8,743      63%
                                                            -------    -------    -------     ----
NET REALIZED AND UNREALIZED GAINS
  Net realized gains......................................    2,176        466      1,710     367%
  Net unrealized gains....................................    4,832      4,284        548      13%
                                                            -------    -------    -------     ----
          Total net realized and unrealized gains.........    7,008      4,750      2,258      48%
                                                            -------    -------    -------     ----
Net increase in net assets resulting from operations......  $29,581    $18,580    $11,001      59%
                                                            =======    =======    =======     ====
Diluted earnings per share................................  $  0.45    $  0.33    $  0.12      36%
                                                            =======    =======    =======     ====
Weighted average shares outstanding - diluted.............   66,308     56,828      9,480      17%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income increased for the three months ended March 31, 2000 by 59% as compared to the three months ended March 31, 1999. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income.

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Total Interest and Related Portfolio Income.................  $43.9     $27.7
Per share...................................................  $0.66     $0.49

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 50% to $1,260.1 million at March 31, 2000 from $837.5 million at March 31, 1999. The weighted average yield on the interest bearing investments in the portfolio at March 31, 2000 and 1999 was as follows:

                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Private Finance.............................................  13.9%    14.0%
Commercial Real Estate Finance..............................  12.5%    11.5%
Small Business Finance......................................  11.3%    10.9%
Total Portfolio.............................................  13.0%    12.6%

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $2.2 million, and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. This premium income results primarily from the premium paid by purchasers of loans originated through Allied Capital Express, less the origination commissions associated with the loans sold.

     Prepayment premiums were $1.1 million, and $0.1 million for the three months ended March 31, 2000 and 1999, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Our operating expenses include interest, employee and administrative expenses. The Company's single largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended March 31, 2000 and 1999 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Total Outstanding Debt......................................  $683.4   $410.7
Average Outstanding Debt....................................  $627.3   $353.9
Weighted Average Cost.......................................    7.9%     7.2%
BDC Asset Coverage*.........................................    217%     246%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects the increase in total employees, combined with wage increases and the experience level of employees hired. Total employees were 125 and 108 at March 31, 2000 and 1999, respectively. The Company has been an active recruiter for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals throughout 2000 to support anticipated portfolio growth.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. Administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. The increase in administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily the result of increases in costs associated with the growth of the Company and new regional offices.

     The formula and cut-off awards totaled $1.7 million and $1.8 million, or $0.03 per share and $0.03 per share, for the three months ended March 31, 2000 and 1999, respectively.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance and commercial mortgage loans, offset by losses on investments. Realized gains and losses were as follows:

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Realized Gains..............................................  $ 2.7   $ 0.8
Realized Losses.............................................   (0.5)   (0.3)
                                                              -----   -----
Net Realized Gains..........................................  $ 2.2   $ 0.5
                                                              =====   =====
Net Unrealized Gains........................................  $ 4.8   $ 4.3
                                                              =====   =====

     Realized gains of $2.7 million for the three months ended March 31, 2000 primarily resulted from transactions involving two portfolio companies, Julius Koch USA, Inc. ($1.7 million) and FTI

Consulting, Inc. ($0.7 million). The Company reversed previously recorded unrealized appreciation of $2.1 million when these gains were realized. Realized gains for the three months ended March 31, 1999 resulted primarily from transactions involving three portfolio companies.

     Realized losses of $0.5 million for the three months ended March 31, 2000 resulted from the liquidation of certain portfolio investments, with the largest individual loss coming from DEH Printed Circuits, Inc. ($0.2 million). Losses realized for the three months ended March 31, 2000 and 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $0.4 million and $0.3 million when the related losses were realized for the three months ended March 31, 2000 and 1999, respectively.

     Net unrealized gains for the three months ended March 31, 2000 and 1999 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of unrealized appreciation or depreciation resulting from realized gains or losses. At March 31, 2000, net unrealized appreciation in the portfolio totaled $9.3 million and was composed of unrealized appreciation of $38.1 million, resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $28.8 million, resulting primarily from underperforming loan and equity interests in the portfolio. At March 31, 1999, net unrealized appreciation in the portfolio totaled $6.7 million and was composed of unrealized appreciation of $33.3 million and unrealized depreciation of $26.6 million. Net realized and unrealized gains can vary substantially on a quarterly basis.

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

     At March 31, 2000, the Company's portfolio was graded as follows:

                                                         PORTFOLIO         PERCENTAGE OF
GRADE                                                    AT VALUE         TOTAL PORTFOLIO
-----                                                  -------------      ---------------
                                                       (IN MILLIONS)
1....................................................    $  149.2              10.9%
2....................................................     1,117.4              81.8%
3....................................................        53.3               3.9%
4....................................................        33.1               2.4%
5....................................................        12.7               1.0%
                                                         --------             ------
                                                         $1,365.7             100.0%
                                                         ========             ======

     Grade 5 private finance investments totaled $11.7 million at value at March 31, 2000, or 0.9% of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 private finance investments has been reduced from an aggregate cost of $31.1 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified. Grade 5 private finance investments at December 31, 1999 totaled $12.6 million at value, or 1.0% of the Company's total portfolio, respectively.

     At March 31, 2000, the credit quality of the Company's CMBS portfolio remained strong, and delinquencies in the underlying collateral pool were negligible. The yield used to accrue interest on this portfolio assumes a 1% loss rate on the entire underlying collateral mortgage pool.

     For the total investment portfolio, loans greater than 120 days delinquent were $31.9 million at value at March 31, 2000, or 2.3% of the total portfolio. Included in this category are loans valued at $11.9 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1999 were $18.6 million at value, or 1.5% of the total portfolio, which included $11.7 million that were fully secured by real estate.

     The Company has elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). As long as the Company qualifies as a RIC, the Company is not taxed on its investment company taxable income or realized capital gains, to the extent that such income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions may differ from NIA for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

     In order to maintain its RIC status, the Company must, in general, (1) derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income; (2) meet investment diversification requirements as defined in the Code; and (3) distribute annually to shareholders at least 90% of its investment company taxable ordinary income. The Company intends to take all steps necessary to continue to meet the RIC qualifications. However, there can be no assurance that the Company will continue to elect or qualify for such treatment in future years.

     The weighted average common shares outstanding used to compute basic earnings per share were 66.3 million and 56.8 million for the three months ended March 31, 2000 and 1999, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 66.3 million and 56.8 million for the three months ended March 31, 2000 and 1999, respectively.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At March 31, 2000, the Company had $12.8 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its credit facilities.

DEBT

     The Company had outstanding debt at March 31, 2000 as follows:

                                                                               ANNUAL
                                                                 AMOUNT       INTEREST
                                                               OUTSTANDING    COST(1)
                                                              -------------   --------
                                                              (IN MILLIONS)
Notes payable and debentures:
  Unsecured long-term notes payable.........................     $419.0         7.7%
  SBA debentures............................................       74.7         8.3%
  OPIC loan.................................................        5.7         6.6%
                                                                 ------         ----
         Total notes payable and debentures.................     $499.4         7.8%
                                                                 ------         ----
Revolving credit facilities:
  Revolving line of credit..................................     $150.0         8.3%
  Master loan and security agreement........................       34.0         7.4%
                                                                 ------         ----
         Total revolving credit facilities..................     $184.0         8.2%
                                                                 ------         ----
         Total debt.........................................     $683.4         7.9%
                                                                 ======         ====

-------------------------
(1) The annual interest cost includes the cost of commitment fees and other facility fees.

     UNSECURED LONG-TERM NOTES PAYABLE. The Company has issued long-term debt to private institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

     SBA DEBENTURES. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company may borrow up to $105 million from the SBA under the SBIC program.

     REVOLVING LINE OF CREDIT. The Company has a two-year, $400 million unsecured revolving line of credit that expires in March 2001. At the Company's option, the credit facility bears interest at a rate equal to (i) the one-month London Inter-Bank Offered Rate ("LIBOR") plus 1.25% or (ii) the higher of (a) the NationsBank, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity. The Company is currently negotiating to increase its availability under this line of credit, as well as to extend the maturity date.

     MASTER LOAN AND SECURITY AGREEMENT. The Company has a facility to borrow up to $100 million using certain commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement charges interest at LIBOR plus 1.0%. The facility matures in October 2000.

EQUITY CAPITAL AND DIVIDENDS

     The Company raises debt and equity capital for continued investment in growing businesses. Because the Company is a RIC, it distributes its income and requires external capital for growth. Because the Company is a business development company, it is limited in the amount of debt capital it may use to fund its growth, since it is generally required to maintain a ratio of 200% of total assets to total borrowings, or approximately 1 to 1 debt to equity capital.

     To support its growth during the first quarter of 2000, the Company raised $42.2 million in new equity capital, primarily through the sale of shares from its shelf registration statement. At March 31, 2000, total shareholders' equity had increased to $711.5 million. The Company issues new equity only in cases where attractive investment opportunities have been identified, thus resulting in accretive growth for existing shareholders.

     The Company's Board has established a dividend policy for 2000 to review the dividend rate quarterly, and to adjust the quarterly dividend rate throughout the year as the Company's earnings momentum builds. In 1999, the Board had established a dividend policy of level quarterly dividends of $0.40 per share, for an annual total distribution of $1.60 per share to approximate annual taxable income. The Board changed its dividend policy for 2000 because of the Company's significant portfolio growth and continued growth in ordinary taxable income. For the first and second quarter of 2000, the Board declared a $0.45 per share dividend.

     As a result of growth in ordinary taxable income combined with the increased size and diversity of the Company's portfolio and its projected future capital gains, the Company's Board of Directors will continue to evaluate whether to retain or distribute capital gains as they occur. The new policy will allow the Company to continue to distribute some capital gains, but will also allow the Company to retain gains that exceed a normal capital gains distribution level, and therefore avoid any unusual spike in dividends in any one year. The new policy also enables the Board to selectively retain gains to support future growth.

     The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities, through asset sales, or through obtaining new equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis. The Company manages interest rate risk through a diversified borrowing base and a matched-funding policy. A diversified borrowing base consists of short- and long-term debt with a variable or fixed rate. The matched-funding policy states that floating rate assets generally be financed with similar term floating-rate liabilities and fixed-rate assets generally be financed with similar term fixed-rate liabilities. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At March 31, 2000, the Company's debt to equity ratio was less than 1 to 1. Approximately 73% of the Company's debt had a fixed interest rate, and the Company's weighted average cost of funds was 7.9% at March 31, 2000. There are no significant maturities of long-term debt until 2003. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

     The "Year 2000 problem" refers to the inability of many computers, computer-based systems, related software, and other electronics to process dates accurately during the Year 2000 and beyond. As of March 31, 2000, we have not experienced any business disruption as a result of the Year 2000 problem and we also do not expect significant Year 2000 related business disruptions in the future.

                           INVESTMENT CONSIDERATIONS

     Investing in the Company involves a number of significant risks and other factors relating to the structure and investment objective of the Company. As a result, there can be no assurance that the Company will achieve its investment objective.

     INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. Our portfolio consists primarily of long-term loans to and investments in private companies. There is generally no publicly available information about these companies, and we rely significantly on the diligence of our employees and agents to obtain information in connection with the Company's investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses. Investments in private businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

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

     As of March 31, 2000, the Company's asset coverage for indebtedness was 217%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At March 31, 2000, the Company had $683.4 million of outstanding indebtedness, bearing a weighted annual interest cost of 7.9%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our portfolio of at least 3.8%.

     CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL. Because we borrow money to make investments, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. However, there would be no effect on the return, if any, that could be generated from our equity interests. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Investments originated for sale generally carry variable rates and are financed with short-term variable rate debt. Our long-term fixed-rate investments are financed with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our portfolio income.

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

     LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). If we meet certain diversification and distribution requirements, the Company qualifies for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

     WE OPERATE IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES. We compete for investments with many other companies and individuals, some of whom have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

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

     QUARTERLY RESULTS MAY FLUCTUATE. The Company's quarterly operating results could fluctuate due to a number of factors. These factors include, among others, variations in the investment origination volume, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, you should not rely on quarterly results to be indicative of the Company's performance in future quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the quantitative or qualitative disclosures about market risk since December 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000 ACC issued a total of 71,037 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3(i)(1)    Articles of Amendment and Restatement of the Articles of
            Incorporation.
 3(ii)(2)   Articles of Merger.
 3(iii)(15) Bylaws.
 4.1(6)     Specimen certificate of the Company's Common stock, par
            value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
            for other instruments defining the rights of security
            holders.
 4.2(4)     Form of debenture between certain subsidiaries of the
            Company and the U.S. Small Business Administration.
 5          Not applicable.
 9          Not applicable.
10.1(11)    Credit Agreement dated as of March 9, 1999 between the
            Company, as borrower, each of the financial institutions
            initially a signatory thereto, as Lenders, and Nationsbank,
            N.A., as administrative agent, Nationsbanc Montgomery
            Securities LLC, as sole lead arranger and sole book manager,
            First Union National Bank, as syndication agent, BankBoston,
            N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
            York Branch, as co-agents.
10.1a(12)   First Amendment to Credit Agreement dated May 7, 1999.
10.1b(15)   Second Amendment to Credit Agreement dated January 18, 2000.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.1c(15)   Third Amendment to Credit Agreement dated March 17, 2000.
10.2(8)     Note Agreement dated as of April 30, 1998.
10.3(5)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.4(12)    Note Agreement dated as of May 1, 1999.
10.4a(15)   Note Agreement dated as of November 15, 1999.
10.5(14)    Second Amended and Restated Master Loan & Security Agreement
            dated October 28, 1999 between the Company and Morgan
            Stanley Mortgage Capital, Inc.
10.6(6)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(6)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(6)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(6)     Guaranty dated as of January 1, 1998 by the Company.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.10a(7)   First Amendment to the Company's Employee Stock Ownership
            Plan dated April 30, 1998.
10.10b(14)  Termination Amendment to the Allied Capital Employee Stock
            Ownership Plan effective December 31, 1999.
10.11(10)   Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.
10.12(9)    Amended Stock Option Plan.
10.12a(13)  Allied Capital 401(k) Plan dated September 1, 1999.
10.13a(6)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)   Form of Custody Agreement with La Salle National Bank.
10.18(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 6 to the Company's Notes to the Consolidated Financial Statements contained in the
            Company's 1999 Annual Report filed as Exhibit 13 herewith.
21          Subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation             Maryland
                 Allied Capital SBLC Corporation           Maryland
                 Allied Capital REIT, Inc.                 Maryland
                 Allied Capital Holdings LLC               Delaware
                 Allied Capital Beteiligungsberatung GmbH   Germany
27*         Financial Data Schedule

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

      (9) Incorporated by reference to Exhibit A of the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders filed with the Commission on March 29, 2000.

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

     (15) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                  (Registrant)

Dated: May 9, 2000                                     /s/ PENNI F. ROLL
                                                       -------------------------------------
                                                       Executive Vice President and Chief
                                                       Financial Officer