Form 10-Q
period 2000-06-30
ALLIED CAPITAL CORP
filed 2000-08-11
CIK 3906

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

                               ------------------

                            FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 2000
                            COMMISSION FILE NUMBER:
                                    0-22832

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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On August 9, 2000 there were 75,770,441 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALLIED CAPITAL CORPORATION
                                FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheet as of June 30, 2000
      (unaudited) and December 31, 1999.....................    1
     Consolidated Statement of Operations -- For the Three
      and Six Months Ended June 30, 2000 and 1999
      (unaudited)...........................................    2
     Consolidated Statement of Changes in Net Assets -- For
      the Six Months Ended June 30, 2000 and 1999
      (unaudited)...........................................    3
     Consolidated Statement of Cash Flows -- For the Six
      Months Ended June 30, 2000 and 1999 (unaudited).......    4
     Consolidated Statement of Investments as of June 30,
      2000 (unaudited) and December 31, 1999................    5
     Notes to Consolidated Financial Statements.............   18
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   28
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   45
PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings.................................   46
  Item 2. Changes in Securities and Use of Proceeds.........   46
  Item 3. Defaults Upon Senior Securities...................   46
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   46
  Item 5. Other Information.................................   46
  Item 6. Exhibits and Reports on Form 8-K..................   46
  Signatures................................................   50

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
       (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)         (UNAUDITED)
                                         ASSETS
Portfolio at value:
      Private finance (cost: 2000-$860,436;
       1999-$639,171).......................................  $  871,587     $  647,040
      Commercial real estate finance (cost: 2000-$551,231;
       1999-$522,022).......................................     548,787        520,029
      Small business finance (cost: 2000-$68,750;
       1999-$61,708)........................................      67,879         61,428
                                                              ----------     ----------
          Total portfolio at value..........................   1,488,253      1,228,497
                                                              ----------     ----------
Cash and cash equivalents...................................      28,724         18,155
Other assets................................................      55,417         43,386
                                                              ----------     ----------
          Total assets......................................  $1,572,394     $1,290,038
                                                              ==========     ==========

Liabilities:
      Notes payable and debentures..........................  $  495,350     $  487,350
      Revolving credit facilities...........................     231,000        105,500
      Accounts payable and other liabilities................      20,991         22,675
                                                              ----------     ----------
          Total liabilities.................................     747,341        615,525
                                                              ----------     ----------
Commitments and Contingencies
Preferred stock.............................................       7,000          7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 74,896,322 and 65,930,360 issued and
       outstanding at June 30, 2000 and December 31, 1999,
       respectively.........................................           7              6
      Additional paid-in capital............................     844,390        699,149
      Common stock held in deferred compensation trust
       (259,983 shares and 516,779 shares at June 30, 2000
       and December 31, 1999, respectively).................      (2,791)        (6,218)
      Notes receivable from sale of common stock............     (27,976)       (29,461)
      Net unrealized appreciation on portfolio..............       6,574          4,517
      Distributions in excess of earnings...................      (2,151)          (480)
                                                              ----------     ----------
          Total shareholders' equity........................     818,053        667,513
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $1,572,394     $1,290,038
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                              -----------------------         -----------------------
                                                2000           1999             2000           1999
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    --------       --------         --------       --------
                                                    (UNAUDITED)                     (UNAUDITED)
Interest and related portfolio income:
      Interest..............................  $42,986        $28,158          $81,714        $52,842
      Premiums from loan dispositions.......    4,554          2,431            7,843          4,332
      Investment advisory fees and other
         income.............................    2,425          2,597            4,305          3,690
                                              -------        -------          -------        -------
          Total interest and related
             portfolio income...............   49,965         33,186           93,862         60,864
                                              -------        -------          -------        -------
Expenses:
      Interest..............................   14,280          8,042           26,591         14,407
      Employee..............................    5,191          3,750            9,760          7,111
      Administrative........................    4,082          2,926            6,835          5,276
                                              -------        -------          -------        -------
          Total operating expenses..........   23,553         14,718           43,186         26,794
                                              -------        -------          -------        -------
      Formula and cut-off awards............    1,712          1,849            3,403          3,621
                                              -------        -------          -------        -------
Portfolio income before net realized and
  unrealized gains..........................   24,700         16,619           47,273         30,449
                                              -------        -------          -------        -------
Net realized and unrealized gains:
      Net realized gains....................   12,865         11,096           15,041         11,562
      Net unrealized gains (losses).........   (2,775)        (5,594)           2,057         (1,310)
                                              -------        -------          -------        -------
          Total net realized and unrealized
             gains..........................   10,090          5,502           17,098         10,252
                                              -------        -------          -------        -------
Net increase in net assets resulting from
  operations................................  $34,790        $22,121          $64,371        $40,701
                                              =======        =======          =======        =======
Basic earnings per common share.............  $  0.50        $  0.38          $  0.94        $  0.70
                                              =======        =======          =======        =======
Diluted earnings per common share...........  $  0.50        $  0.38          $  0.94        $  0.70
                                              =======        =======          =======        =======
Weighted average common shares outstanding--
  basic.....................................   69,968         58,736           68,128         57,758
                                              =======        =======          =======        =======
Weighted average common shares outstanding--
  diluted...................................   70,035         58,833           68,175         57,831
                                              =======        =======          =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   --------
                                                                  (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 47,273   $ 30,449
     Net realized gains.....................................    15,041     11,562
     Net unrealized gains (losses)..........................     2,057     (1,310)
                                                              --------   --------
          Net increase in net assets resulting from
             operations.....................................    64,371     40,701
                                                              --------   --------
Shareholder distributions:
     Common stock dividends.................................   (63,866)   (47,030)
     Preferred stock dividends..............................      (110)      (110)
                                                              --------   --------
          Net decrease in net assets resulting from
             shareholder distributions......................   (63,976)   (47,140)
                                                              --------   --------
Capital share transactions:
     Sale of common stock...................................   141,954     54,729
     Net decrease (increase) in notes receivable from sale
      of common stock.......................................     1,485        201
     Issuance of common stock upon the exercise of stock
      options...............................................     1,431         15
     Issuance of common stock in lieu of cash
      distributions.........................................     2,420      2,379
     Net decrease (increase) in common stock held in
      deferred compensation trust...........................     3,427      5,869
     Other..................................................      (572)       (80)
                                                              --------   --------
          Net increase in net assets resulting from capital
             share transactions.............................   150,145     63,113
                                                              --------   --------
          Total increase in net assets......................  $150,540   $ 56,674
                                                              ========   ========
Net assets at beginning of period...........................  $667,513   $485,117
                                                              --------   --------
Net assets at end of period.................................  $818,053   $541,791
                                                              --------   --------
Net asset value per common share............................  $  10.96   $   9.11
                                                              --------   --------
Common shares outstanding at end of period..................    74,636     59,442
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000        1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ---------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $  64,371   $  40,701
  Adjustments
     Net unrealized (gains) losses..........................     (2,057)      1,310
     Depreciation and amortization..........................        423         399
     Amortization of loan discounts and fees................     (6,211)     (4,434)
     Changes in other assets and liabilities................     (9,484)    (14,137)
                                                              ---------   ---------
       Net cash provided by operating activities............     47,042      23,839
                                                              ---------   ---------
Cash flows from investing activities:
  Portfolio investments.....................................   (431,600)   (342,485)
  Repayments of investment principal........................     58,833      71,910
  Proceeds from loan sales..................................    117,092      68,018
  Collections of notes receivable from sale of common
     stock..................................................      2,567         201
  Other investing activities................................      3,280      (2,926)
                                                              ---------   ---------
       Net cash used in investing activities................   (249,828)   (205,282)
                                                              ---------   ---------
Cash flows from financing activities:
  Sale of common stock......................................    141,954      54,729
  Common dividends and distributions paid...................    (61,446)    (46,418)
  Preferred stock dividends paid............................       (110)       (110)
  Net borrowings under notes payable and debentures.........      8,000     148,662
  Net borrowings under revolving lines of credit............    125,500      25,000
  Other financing activities................................       (543)         --
                                                              ---------   ---------
       Net cash provided by financing activities............    213,355     181,863
                                                              ---------   ---------
Net increase in cash and cash equivalents...................  $  10,569   $     420
                                                              ---------   ---------
Cash and cash equivalents at beginning of period............  $  18,155   $  25,075
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  28,724   $  25,495
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
ACE Products, Inc.                       Loans                                          $ 13,825   $ 13,825
-----------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                   6,811      6,811
                                         Limited Partnership Interest                      1,456        806
-----------------------------------------------------------------------------------------------------------
Allied Office Products                   Debt Securities                                   9,327      9,327
                                         Warrants                                            629        629
-----------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                            125        125
-----------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                             25         25
-----------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                            14,073     14,073
                                         Equity Interest                                   1,500      3,347
-----------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                  12,198     12,198
                                         Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                            15,364     15,364
-----------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                   2,507      2,507
                                         Warrants                                            220        220
-----------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)             Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------------
CTT Holdings                             Loan                                              1,149      1,149
-----------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                293        293
                                         Warrants                                             12        212
-----------------------------------------------------------------------------------------------------------
Chickasaw Holding Company                Loan                                              5,000      5,000
-----------------------------------------------------------------------------------------------------------
Component Hardware Group                 Debt Securities                                  10,075     10,075
                                         Class A Preferred Stock (18,000 shares)           1,800      1,800
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Convenience Corporation of America       Debt Securities                                   8,355      2,738
                                         Series A Preferred Stock (31,521 shares)            334         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                   3,424      3,424
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                              6,939      6,939
                                         Debt Securities                                   4,948      4,948
                                         Warrants                                             --         --
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing                   Debt Securities                                   5,832      5,832
  Resources, LLC                         Options                                              87         87
-----------------------------------------------------------------------------------------------------------
Coverall North America                   Loan                                              9,303      9,303
                                         Debt Securities                                   4,962      4,962
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------------
CyberRep.com                             Debt Securities                                   3,751      3,751
                                         Warrants                                            360      1,010
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
DeVlieg-Bullard, Inc. (1)                Warrants                                       $    350   $      3
-----------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                             7          6
-----------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (34 shares)                    --         --
                                         Series B Common Stock (6 shares)                      8         --
                                         Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies          Loan                                             10,918      8,762
  Company, Inc.                          Debt Securities                                   1,500      1,500
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
eCentury Capital Partners, L.P.          Limited Partnership Interest                      1,287      1,287
-----------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                   1,875        343
                                         Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                               306        306
-----------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                 29         29
-----------------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)          Warrants                                              6         --
-----------------------------------------------------------------------------------------------------------
E-Talk Corporation                       Debt Securities                                   8,733      8,733
                                         Warrants                                          1,157      1,157
-----------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)               500        500
                                         Common Stock (2,500 shares)                          --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                  15,852     15,852
                                         Warrants                                            360        360
-----------------------------------------------------------------------------------------------------------
Fairchild Industrial Products Company    Debt Securities                                   5,781      5,781
                                         Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)                 Debt Securities                                  14,859     14,859
                                         Warrants                                            970      2,554
-----------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                  31,865     31,865
  Communications, LLC                    Options                                             500      1,250
-----------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                  26,537     26,537
                                         Preferred Stock (1,130 shares)                    1,130      1,130
                                         Common Stock (471 shares)                           613        613
-----------------------------------------------------------------------------------------------------------
Genoa Mine Acquisition Corporation       Loan                                                110        110
-----------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)              Loan                                              1,328      1,328
                                         Common Stock (41,644 shares)                        214         --
-----------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                  16,087     16,087
                                         Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                             5,000      5,000
                                         Convertible Debentures                              500        500
                                         Warrants                                             --        154
-----------------------------------------------------------------------------------------------------------
Global Communications, LLC               Loans                                             2,781      2,781
                                         Debt Securities                                   1,815      1,815
                                         Equity Interest                                   6,867      6,867
                                         Options                                           1,639      1,639
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Grant Broadcasting Systems II            Debt Securities                                $  5,200   $  5,200
                                         Warrants                                             87      5,226
-----------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Debt Securities                                   9,188      9,188
                                         Warrants                                             --      2,500
-----------------------------------------------------------------------------------------------------------
HealthASPex, Inc.                        Series A Convertible Preferred Stock
                                           (189,568 shares)                                  640        640
                                         Series A Preferred Stock
                                           (225,112 shares)                                  760        760
                                         Common Stock (1,036,700 shares)                      --         --
-----------------------------------------------------------------------------------------------------------
HMT, Inc.                                Debt Securities                                   9,952      9,952
                                         Common Stock (300,000 shares)                     3,000      3,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (310,000 shares)                    310        310
-----------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Series A Preferred Stock (13,720 shares)          1,334      1,334
                                         Series B Preferred Stock (11,987 shares)          1,166      1,166
-----------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                   6,263      6,263
                                         Warrants                                          1,674      1,674
-----------------------------------------------------------------------------------------------------------
Intellirisk Management Corporation       Loans                                             9,950      9,950
-----------------------------------------------------------------------------------------------------------
iSolve Incorporated                      Series A Preferred Stock (14,853 shares)            874        874
                                         Common Stock (13,306 shares)                         14         14
-----------------------------------------------------------------------------------------------------------
International Filler Corporation         Debt Securities                                  14,587     14,587
                                         Common Stock                                      3,000      3,000
                                         Warrants                                            420        420
-----------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                             18,660     18,660
-----------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                   1,943      1,943
                                         Warrants                                             74         74
-----------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                   2,900      2,900
                                         Warrants                                            259      6,000
-----------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                            348      3,495
                                         Equity Interest                                       4          9
-----------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                   6,336      6,336
                                         Warrants                                             96         96
-----------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                   7,698      7,698
                                         Warrants                                            348        348
-----------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                   3,458      3,458
                                         Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)               High-Yield Senior Secured Debt                   15,150     14,150
-----------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                           Stock (26,000 shares)                             359        213
-----------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Loan                                              2,000      2,000
                                         Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
MedAssets.com, Inc.                      Debt Securities                                      --         --
                                         Series B Convertible
                                           Preferred Stock (227,665 shares)             $  2,049   $  2,049
                                         Warrants                                            136        136
-----------------------------------------------------------------------------------------------------------
Mid-Atlantic Venture Fund IV, L.P.       Limited Partnership Interest                      1,801      1,801
-----------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Debt Securities                                   1,823        243
                                         Common Stock (33,333 shares)                         --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Morton Grove Pharmaceuticals, Inc.       Loan                                             15,000     15,000
                                         Convertible Preferred Stock
                                           (106,947 shares)                                5,000      5,000
-----------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)              Common Stock (5,835 shares)                         241         24
-----------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                  14,054     14,054
                                         Warrants                                            651        651
-----------------------------------------------------------------------------------------------------------
Net-Tel Communications, Inc.             Debt Securities                                   9,458      9,458
                                         Series B Convertible
                                           Preferred Stock (647 shares)                    5,000      5,000
                                         Series C Convertible
                                           Preferred Stock (340,523 shares)                3,000      3,000
                                         Warrants                                            500      1,880
-----------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                   9,531      9,531
  Inc. (1)                               Series D Convertible
                                           Preferred Stock (265,957 shares)                2,000      2,000
                                         Warrants                                            575        500
-----------------------------------------------------------------------------------------------------------
North American                           Loans                                             1,461        883
  Archery, LLC                           Convertible Debentures                            2,363      2,111
-----------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                     368        368
-----------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                  10,963     10,963
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------------
Opinion Research Corporation (1)         Debt Securities                                  13,962     13,962
                                         Warrants                                            996        996
-----------------------------------------------------------------------------------------------------------
Oriental Trading Company, Inc.           Debt Securities                                  12,449     12,449
                                         Preferred Equity Interest                         1,483      1,483
                                         Common Equity Interest                               17         17
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                  23,828     23,828
                                         Warrants                                            826        826
-----------------------------------------------------------------------------------------------------------
Packaging Advantage Corporation          Debt Securities                                  11,509     11,509
                                         Common Stock (200,000 shares)                     2,000      2,000
                                         Warrants                                            963        963
-----------------------------------------------------------------------------------------------------------
Panera Bread Company (1)                 Common Stock (25,040 shares)                        161        230
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
PF.Net Communications, Inc.              Debt Securities                                $ 11,469   $ 11,469
                                         Warrants                                          3,540      3,540
-----------------------------------------------------------------------------------------------------------
Physician Specialty Corporation          Debt Securities                                  14,661     14,661
                                         Redeemable Preferred
                                           Stock (850 shares)                                850        850
                                         Convertible Preferred
                                           Stock (97,411 shares)                             150        150
                                         Warrants                                            476        476
-----------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)                  Loan                                              1,300      1,300
                                         Debt Securities                                   4,591      1,591
                                         Common Stock (208,000 shares)                        59         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                   6,438      6,438
                                         Warrants                                          1,050      1,050
-----------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                             15,426     15,426
-----------------------------------------------------------------------------------------------------------
Progressive International Corporation    Debt Securities                                   3,944      3,944
                                         Preferred Stock (500 shares)                        500        500
                                         Common Stock (197 shares)                            13         13
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Schwinn/GT                               Debt Securities                                  10,170     10,170
                                         Warrants                                            395        395
-----------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                           Stock (1,000 shares)                              993         --
-----------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                   8,180      8,180
                                         Preferred Stock (300 shares)                        300        300
                                         Common Stock (2,000 shares)                         200        200
                                         Warrants                                            446        446
-----------------------------------------------------------------------------------------------------------
Southwest PCS, LLC                       Loan                                              7,500      7,500
-----------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                   6,457      7,374
-----------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                     575        465
                                         Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------------
Startec Global Communications, Inc.      Debt Securities                                  19,800     19,800
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services, Inc.    Loans                                             6,130      4,641
                                         Debt Securities                                   2,445      1,316
-----------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Preferred Stock (1,116,902 shares)                4,507      4,507
                                         Warrants                                            662        662
-----------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                  12,652     12,652
-----------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                   1,511        127
                                         Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                   3,893      3,893
                                         Warrants                                             54         54
                                         Equity Interests                                    500        500
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                JUNE 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
United Pet Group                         Debt Securities                                $  4,952   $  4,952
                                         Warrants                                             15         15
-----------------------------------------------------------------------------------------------------------
Venturehouse Group, LLC                  Common Equity Interest                              333        333
-----------------------------------------------------------------------------------------------------------
Walker Investment Fund, II, L.P.         Limited Partnership Interest                        600        600
-----------------------------------------------------------------------------------------------------------
Warn Industries                          Debt Securities                                  18,727     18,727
                                         Warrants                                          1,429      1,429
-----------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                             24        322
-----------------------------------------------------------------------------------------------------------
Wilmar Industries, Inc.                  Debt Securities                                  28,249     28,249
                                         Warrants                                          1,688      1,688
-----------------------------------------------------------------------------------------------------------
Wilshire Restaurant Group, Inc.          Debt Securities                                  15,000     15,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.                  Loan                                             12,836     12,836
-----------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                   7,572      7,572
                                         Equity Interests                                  1,700      1,700
                                         Warrants                                            450        450
-----------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                  15,123     15,123
                                         Preferred Stock (100 shares)                      3,700      3,700
                                         Common Stock (99 shares)                            100      4,100
-----------------------------------------------------------------------------------------------------------
     Total private finance (107 investments)                                            $860,436   $871,587
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                               JUNE 30, 2000
                                                 INTEREST       NUMBER OF   -------------------
  (IN THOUSANDS, EXCEPT NUMBER OF LOANS)       RATE RANGES        LOANS       COST      VALUE
-------------------------------------------  ----------------   ---------   --------   --------
COMMERCIAL REAL ESTATE FINANCE                                                  (UNAUDITED)

Commercial Mortgage Loans                        Up to  6.99%        4      $    887   $    887
                                                 7.00%- 8.99%        8        29,420     29,420
                                                 9.00%-10.99%       19        23,067     23,067
                                                11.00%-12.99%       40        34,324     34,633
                                                13.00%-14.99%       14        16,511     16,511
                                             15.00% and above        3         1,056      1,032
-----------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                88      $105,265   $105,550
-----------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,676   $   29,676
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,762       35,762
  COMM 1999-1                                          5.7%      105,010       54,837       54,837
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,699       24,699
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,392       44,392
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,401       28,401
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,092       20,092
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,326       20,326
  FUNB CMT, Series 1999-C4                             6.5%       49,288       22,162       22,162
  Heller Financial, HFCMC Series 2000 PH-1             6.8%       55,026       24,786       24,786
  SBMS VII, Inc., Series 2000-NL1                      7.2%       40,940       26,202       26,202
  DLJ Commercial Mortgage Trust, Series 2000-CF1       7.0%       47,370       25,250       25,250
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $712,570   $  356,585   $  356,585
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   77,694   $   77,694
Residual Interest Spread                                                        5,127        3,408
Real Estate Owned                                                               6,560        5,550
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  551,231   $  548,787
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   68,750   $   67,879
--------------------------------------------------------------------------------------------------
Total portfolio                                                            $1,480,417   $1,488,253
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

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Drilltec Patents & Technologies          Loan                                           $ 10,911   $  8,755
  Company, Inc.                          Debt Securities                                     786        786
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                   1,875        343
                                         Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                               306        306
-----------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                 29         29
-----------------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)          Warrants                                              6         --
-----------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)               500        500
                                         Common Stock (2,500 shares)                          --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                  15,825     15,825
                                         Warrants                                            360        360
-----------------------------------------------------------------------------------------------------------
Fairchild Industrial Products Company    Debt Securities                                   5,753      5,753
                                         Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)                 Debt Securities                                  12,053     12,053
                                         Warrants                                            970        970
-----------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                  30,740     30,740
  Communications, LLC                    Options                                              --        750
-----------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                  26,537     26,537
                                         Preferred Stock (1,130 shares)                    1,130      1,130
                                         Common Stock (471 shares)                           613        613
-----------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)              Loan                                              1,328      1,328
                                         Common Stock (41,644 shares)                        214         81
-----------------------------------------------------------------------------------------------------------
Genoa Mine Acquisition Corporation       Loan                                                108        108
-----------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                  15,742     15,742
                                         Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                             5,000      5,000
                                         Convertible Debentures                              500        500
                                         Warrants                                             --        154
-----------------------------------------------------------------------------------------------------------
Global Communications, LLC               Loans                                             2,526      2,526
                                         Debt Securities                                   1,733      1,733
                                         Equity Interest                                   6,867      6,867
                                         Options                                           1,639      1,639
-----------------------------------------------------------------------------------------------------------
Golden Eagle/Satellite                   Loans                                             1,390        840
  Archery, LLC                           Convertible Debentures                            2,248      2,008
-----------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Debt Securities                                   5,200      5,200
                                         Warrants                                             87      5,226
-----------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Debt Securities                                   9,177      9,177
                                         Warrants                                             --      2,500
-----------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (1,000,000 shares)                1,000      1,000
-----------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Series A Preferred Stock (13,720 shares)          1,334      1,334
                                         Series B Preferred Stock (11,987 shares)          1,166      1,166
-----------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                   7,841      7,841
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                             18,174     18,174
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
JRI Industries, Inc.                     Debt Securities                                $  2,134   $  2,134
                                         Warrants                                             74         74
-----------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                   3,502      3,502
                                         Warrants                                            324      4,100
-----------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                            348      3,495
                                         Equity Interest                                       4          9
-----------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                   6,318      6,318
                                         Warrants                                             96        600
-----------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                   7,665      7,665
                                         Warrants                                            348        348
-----------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                   3,439      3,439
                                         Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)               High-Yield Senior Secured Debt                   15,150     14,150
-----------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                           Stock (26,000 shares)                             359        213
-----------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Debt Securities                                   3,793      3,793
                                         Series B Convertible
                                           Preferred Stock (227,665 shares)                2,049      2,049
                                         Warrants                                            136        136
-----------------------------------------------------------------------------------------------------------
Meigher Communications, L.P.             Loan                                              2,938      2,938
-----------------------------------------------------------------------------------------------------------
Mid Atlantic Telecom Plus, LLC           Loan                                             11,109     11,109
-----------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Loans                                                 7          7
                                         Debt Securities                                   1,823        243
                                         Common Stock (33,333 shares)                         --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)              Common Stock (5,835 shares)                         241         20
-----------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                  13,989     13,989
                                         Warrants                                            651        651
-----------------------------------------------------------------------------------------------------------
Net-Tel Communications, Inc.             Debt Securities                                   9,426      9,426
                                         Series B Convertible
                                           Preferred Stock (647 shares)                    5,000      5,000
                                         Warrants                                            500        500
-----------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                   9,492      9,492
  Inc. (1)                               Series D Convertible
                                           Preferred Stock (265,957 shares)                2,000      2,000
                                         Warrants                                            575        575
-----------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                     384        384
-----------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                  10,922     10,922
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------------
Opinion Research Corporation (1)         Debt Securities                                  13,896     13,896
                                         Warrants                                            996        996
-----------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                  23,802     23,802
                                         Warrants                                            826        826
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Panera Bread Company (1)                 Warrants                                       $    227   $    271
-----------------------------------------------------------------------------------------------------------
Physician Specialty Corporation          Debt Securities                                  14,388     14,388
                                         Redeemable Preferred
                                           Stock (850 shares)                                850        850
                                         Convertible Preferred
                                           Stock (97,411 shares)                             150        150
                                         Warrants                                            476        476
-----------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)                  Loan                                              1,300      1,300
                                         Debt Securities                                   4,591      2,591
                                         Common Stock (208,000 shares)                        59          3
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                   6,395      6,395
                                         Warrants                                          1,050      1,050
-----------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                             15,031     15,031
-----------------------------------------------------------------------------------------------------------
Progressive International Corporation    Debt Securities                                   3,940      3,940
                                         Preferred Stock (500 shares)                        500        500
                                         Common Stock (197 shares)                            13         13
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Schwinn/GT                               Debt Securities                                   9,978      9,978
                                         Warrants                                            395        395
-----------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                           Stock (1,000 shares)                              993        136
-----------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                   8,140      8,140
                                         Warrants                                            446        446
                                         Preferred Stock (300 shares)                        300        300
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                   6,364      6,364
                                         Options                                           1,000      2,000
-----------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                     469        360
                                         Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services, Inc.    Loans                                             6,130      4,641
                                         Debt Securities                                   2,445      1,316
-----------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Preferred Stock (1,116,902 shares)                3,108      3,108
                                         Warrants                                            662        662
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                  11,674     11,674
                                         Options                                             266        266
-----------------------------------------------------------------------------------------------------------
Teknekron Infoswitch Corporation         Debt Securities                                  13,863     13,863
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                   1,528        135
                                         Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                   3,886      3,886
                                         Warrants                                             54         54
                                         Equity Interests                                    500        500
-----------------------------------------------------------------------------------------------------------
United Pet Group                         Debt Securities                                   4,938      4,938
                                         Warrants                                             15         15
-----------------------------------------------------------------------------------------------------------
Wildwood Designs, Inc.                   Loan                                              1,167      1,167
-----------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                             24        322
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                              DECEMBER 31, 1999
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
Wilton Industries, Inc.                  Loan                                           $ 12,390   $ 12,390
-----------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                   8,000      8,000
                                         Equity Interests                                  1,700      1,700
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                  15,113     15,113
                                         Preferred Stock (100 shares)                      3,700      3,700
                                         Common Stock (99 shares)                            100      4,100
-----------------------------------------------------------------------------------------------------------
     Total private finance (91 investments)                                             $639,171   $647,040
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                            DECEMBER 31, 1999
                                              INTEREST       NUMBER OF   -----------------------
 (IN THOUSANDS, EXCEPT NUMBER OF LOANS)     RATE RANGES        LOANS        COST        VALUE
----------------------------------------  ----------------   ---------   ----------   ----------
COMMERCIAL REAL ESTATE FINANCE

Commercial Mortgage Loans                     Up to  6.99%        5      $    1,422   $    1,422
                                              7.00%- 8.99%       15          71,619       71,595
                                              9.00%-10.99%       41          39,415       39,623
                                             11.00%-12.99%       30          25,016       25,175
                                             13.00%-14.99%       12          15,207       15,230
                                          15.00% and above        3           1,088        1,064
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                            106      $  153,767   $  154,109
------------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,141   $   29,141
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,453       35,453
  COMM 1999-1                                          5.7%      105,010       54,166       54,166
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,505       24,505
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,288       44,288
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,115       28,115
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,054       20,054
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,121       20,121
  FUNB CMT, Series 1999-C4                             6.5%       49,288       21,851       21,851
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $569,234   $  277,694   $  277,694
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   76,374   $   76,374
Residual Interest Spread                                                        6,882        5,382
Real Estate Owned                                                               7,305        6,470
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  522,022   $  520,029
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   61,708   $   61,428
--------------------------------------------------------------------------------------------------
Total portfolio                                                            $1,222,901   $1,228,497
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

NOTE 2. BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of and for the six months ended June 30, 2000 and 1999 and the results of operations, changes in net assets, and cash flows for these periods. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1999 balances to conform with the 2000 financial statement presentation.

NOTE 3. PORTFOLIO

     The Company's investment operations are conducted in three primary areas: private finance, commercial real estate finance, and small business finance.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
PRIVATE FINANCE

     At June 30, 2000 and December 31, 1999, the private finance portfolio consisted of the following:

                                                      2000                          1999
                                           ---------------------------   ---------------------------
                                             COST      VALUE     YIELD     COST      VALUE     YIELD
             (IN THOUSANDS)                --------   --------   -----   --------   --------   -----
Loans and debt securities................  $763,409   $744,469   14.5%   $578,570   $559,746   14.2%
Equity interests.........................    97,027    127,118             60,601     87,294
                                           --------   --------           --------   --------
         Total...........................  $860,436   $871,587           $639,171   $647,040
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

     At June 30, 2000 and December 31, 1999, approximately 97% and 98% of the Company's private finance loan portfolio was composed of fixed interest rate loans, respectively. At June 30, 2000 and December 31, 1999, loans and debt securities with a value of $37,662,000 and $34,560,000, respectively, were not accruing interest.

     The geographic and industry compositions of the private finance portfolio at June 30, 2000 and December 31, 1999 were as follows:

                                                              2000   1999
                                                              ----   ----
GEOGRAPHIC REGION
Midwest.....................................................   27%    26%
Mid-Atlantic................................................   26     23
Southeast...................................................   20     27
West........................................................   16     11
Northeast...................................................    8      9
International...............................................    3      4
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000   1999
                                                              ----   ----
INDUSTRY
Business Services...........................................   31%    32%
Consumer Products...........................................   21     19
Telecommunications..........................................   14     13
Industrial Products.........................................   12     11
Retail......................................................    7      8
Broadcasting................................................    5      6
Education...................................................    4      5
Other.......................................................    6      6
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

COMMERCIAL REAL ESTATE FINANCE

     At June 30, 2000 and December 31, 1999, the commercial real estate finance portfolio consisted of the following:

                                                   2000                          1999
                                        ---------------------------   ---------------------------
                                          COST      VALUE     YIELD     COST      VALUE     YIELD
                 (IN THOUSANDS)         --------   --------   -----   --------   --------   -----
Loans.................................  $105,265   $105,550    9.8%   $153,767   $154,109    9.4%
CMBS..................................   439,406    437,687   13.8%    360,950    359,450   13.5%
REO...................................     6,560      5,550              7,305      6,470
                                        --------   --------           --------   --------
      Total...........................  $551,231   $548,787           $522,022   $520,029
                                        ========   ========           ========   ========

  LOANS

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

     At June 30, 2000 and December 31, 1999, approximately 68% and 32%, and 81% and 19% of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of June 30, 2000 and December 31, 1999, loans with a value of $9,299,000 and $8,334,000, respectively, were not accruing interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The geographic composition and the property types securing the commercial mortgage loan portfolio at June 30, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
Southeast...................................................   33%     31%
Mid-Atlantic................................................   26      32
West........................................................   23      25
Midwest.....................................................   14       9
Northeast...................................................    4       3
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===
PROPERTY TYPE
Hospitality.................................................   35%     42%
Office......................................................   26      24
Retail......................................................   17      11
Recreation..................................................    9       8
Other.......................................................   13      15
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

  CMBS

     At June 30, 2000 and December 31,1999, the CMBS portfolio consisted of the following:

                                                     2000                  1999
                                              -------------------   -------------------
                                                COST      VALUE       COST      VALUE
               (IN THOUSANDS)                 --------   --------   --------   --------
Purchased CMBS..............................  $356,585   $356,585   $277,694   $277,694
Residual CMBS...............................    77,694     77,694     76,374     76,374
Residual interest spread....................     5,127      3,408      6,882      5,382
                                              --------   --------   --------   --------
          Total.............................  $439,406   $437,687   $360,950   $359,450
                                              ========   ========   ========   ========

     PURCHASED CMBS. At June 30, 2000, the Company has Purchased CMBS bonds with a face amount of $712,570,000 and a cost of $356,585,000, with the difference representing original issue discount. As of June 30, 2000 and December 31, 1999, the estimated yield to maturity on the Purchased CMBS was approximately 14.7% and 14.6%, respectively. The Company's yield on its Purchased CMBS is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. At June 30, 2000 and December 31, 1999, the yield on the Purchased CMBS portfolio was computed assuming a 1% loss estimate for its entire underlying collateral mortgage pool. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The non-investment grade and unrated tranches of the Purchased CMBS bonds are junior in priority for payment of principal to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinate tranche will bear this loss first.

     The underlying rating classes of the Purchased CMBS at June 30, 2000 and December 31, 1999 is as follows:

                                                      2000                    1999
                                              ---------------------   ---------------------
                                                         PERCENTAGE              PERCENTAGE
                                               VALUE      OF TOTAL     VALUE      OF TOTAL
               (IN THOUSANDS)                 --------   ----------   --------   ----------
BB+.........................................  $  8,570       2.4%     $     --     --   %
BB..........................................    52,664      14.8        41,091      14.8
BB-.........................................    57,805      16.2        46,692      16.8
B+..........................................    49,985      14.0        41,765      15.0
B...........................................    80,861      22.7        64,830      23.4
B-..........................................    52,499      14.7        40,995      14.8
CCC.........................................     6,574       1.8         6,506       2.3
Unrated.....................................    47,627      13.4        35,815      12.9
                                              --------     -----      --------     -----
          Total.............................  $356,585     100.0%     $277,694     100.0%
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

     As of June 30, 2000, December 31, 1999 and 1998, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3% and 9.3%, respectively. The three bond classes sold had an aggregate weighted average interest rate of 6.5% and 6.5% as of June 30, 2000 and December 31, 1999, respectively. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the residual interest spread was determined based on a constant prepayment rate of 7% and a discount rate of 14%.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The geographic composition and the property types of the underlying mortgage loan pools securing the CMBS at June 30, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
West........................................................   32%     32%
Midwest.....................................................   22      21
Mid-Atlantic................................................   21      23
Southeast...................................................   19      20
Northeast...................................................    6       4
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===
PROPERTY TYPE
Retail......................................................   32%     33%
Housing.....................................................   30      29
Office......................................................   21      20
Hospitality.................................................    7       9
Other.......................................................   10       9
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

SMALL BUSINESS FINANCE

     At June 30, 2000 and December 31, 1999, the small business finance portfolio consisted of the following:

                                                        2000                1999
                                                  -----------------   -----------------
                                                   COST      VALUE     COST      VALUE
                                                  -------   -------   -------   -------
(IN THOUSANDS)
7(a) loans......................................  $44,111   $43,337   $43,246   $43,000
Residual interest in loans sold.................    7,074     7,074     4,036     4,036
Residual interest spread........................   16,229    16,229    14,046    14,046
REO.............................................    1,336     1,239       380       346
                                                  -------   -------   -------   -------
          Total.................................  $68,750   $67,879   $61,708   $61,428
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

     The Company charges interest on the 7(a) loans at a variable rate, typically 1.75% to 2.75% above the prime rate, as published in The Wall Street Journal or other financial newspaper, adjusted

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
monthly. All loans are payable in equal monthly installments of principal and interest from the date on which the loan was made to its maturity.

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

     As of June 30, 2000 and December 31, 1999, 7(a) loans with a value of $5,675,000 and $5,562,000, respectively, were not accruing interest.

     As of June 30, 2000 and December 31, 1999, 7(a) loans include a balance of $8,894,000 and $7,667,000, respectively, that is guaranteed by the SBA.

NOTE 4.  DEBT

     At June 30, 2000 and December 31, 1999, the Company had the following debt:

                                                             2000                   1999
                                                     ---------------------   -------------------
                                                      FACILITY     AMOUNT    FACILITY    AMOUNT
                                                       AMOUNT      DRAWN      AMOUNT     DRAWN
                                                     ----------   --------   --------   --------
(IN THOUSANDS)
Notes payable and debentures:
  Unsecured long-term notes payable................  $  419,000   $419,000   $419,000   $419,000
  SBA debentures...................................     100,650     70,650     74,650     62,650
  OPIC loan........................................       5,700      5,700      5,700      5,700
                                                     ----------   --------   --------   --------
          Total notes payable and debentures.......     525,350    495,350    499,350    487,350
                                                     ----------   --------   --------   --------
Revolving credit facilities:
  Revolving line of credit.........................     417,500    231,000    340,000     82,000
  Master loan and security agreement...............     100,000         --    100,000     23,500
                                                     ----------   --------   --------   --------
          Total revolving credit facilities........     517,500    231,000    440,000    105,500
                                                     ----------   --------   --------   --------
  Total............................................  $1,042,850   $726,350   $939,350   $592,850
                                                     ==========   ========   ========   ========

NOTES PAYABLE AND DEBENTURES

     UNSECURED LONG-TERM NOTES PAYABLE. In June 1998, May 1999 and November 1999, the Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have terms of five or seven years. The weighted average interest rate on the notes was 7.6% and 7.6% at June 30, 2000 and December 31, 1999, respectively. The notes may be prepaid in whole or in part together with an interest premium, as stipulated in the note agreement.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. DEBT, CONTINUED
     SBA DEBENTURES. At June 30, 2000 and December 31, 1999, the Company had debentures payable to the SBA with terms of ten years and at interest rates ranging from 6.9% to 9.6%. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

     Scheduled future maturities of notes payable and debentures at June 30, 2000 are as follows:

                            YEAR                              AMOUNT MATURING
                            ----                              ---------------
                                                              (IN THOUSANDS)
2000........................................................     $ 13,300
2001........................................................        9,350
2002........................................................           --
2003........................................................      140,000
2004........................................................      221,000
Thereafter..................................................      111,700
                                                                 --------
          Total.............................................     $495,350
                                                                 ========

REVOLVING CREDIT FACILITIES

     REVOLVING LINE OF CREDIT. In May 2000, the Company increased its unsecured revolving line of credit to $417,500,000 from $400,000,000. The facility may be expanded up to $500,000,000. The facility bears interest at the London Interbank Offer Rate ("LIBOR") plus 1.25% and adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 7.9% and 7.7% at June 30, 2000 and December 31, 1999, respectively, and the facility requires a commitment fee equal to 0.25% of the committed amount. The line expires in May 2002. The line of credit requires monthly interest payments and all principal is due upon its expiration.

     MASTER LOAN AND SECURITY AGREEMENT. The Company has a facility to borrow up to $100,000,000, using certain commercial mortgage loans as collateral. The Company pledges commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80% of the value of the collateral pledged. The agreement generally requires interest-only payments with all principal due at maturity. Principal may be repaid at any time without penalty. The agreement bears interest at the one-month LIBOR plus 1.0%, and adjusts daily, or 7.6% and 6.8% at June 30, 2000 and December 31, 1999, respectively. The agreement matures on October 27, 2000.

     The average debt outstanding on the revolving credit facilities were $163,041,000 and $123,860,000 for the six months ended June 30, 2000 and for the years ended December 31, 1999, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the six months ended June 30, 2000 and for the years ended December 31, 1999, were $240,000,000 and $199,392,000, and 7.4% and 6.5%, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. SHAREHOLDERS' EQUITY

     Sale of common stock for the six months ended June 30, 2000 and the year ended December 31, 1999 was as follows:

                                                                2000       1999
                       (IN THOUSANDS)                         --------   --------
Number of common shares.....................................     8,763      8,659
Gross proceeds..............................................  $148,715   $172,539
Less costs including underwriting fees......................    (6,761)    (8,270)
                                                              --------   --------
  Net proceeds..............................................  $141,954   $164,269
                                                              ========   ========

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

     Dividend reinvestment plan activity for the six months ended June 30, 2000 and for the year ended December 31, 1999 was as follows:

                                                               2000     1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ------   ------
Shares issued...............................................     140      233
Average price per share.....................................  $17.28   $19.43

NOTE 6. EARNINGS PER COMMON SHARE

     Earnings per common share for the six months ended June 30, 2000 and 1999 were as follows:

                                                                 FOR THE SIX
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            -------   -------
Net increase in net assets resulting from operations........  $64,371   $40,701
Less preferred stock dividends..............................     (110)     (110)
                                                              -------   -------
Income available to common shareholders.....................  $64,261   $40,591
                                                              =======   =======
Weighted average basic shares outstanding...................   68,128    57,758
Options outstanding to officers.............................       47        73
                                                              -------   -------
Weighted average diluted shares outstanding.................   68,175    57,831
                                                              =======   =======
BASIC EARNINGS PER COMMON SHARE.............................  $  0.94   $  0.70
                                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE...........................  $  0.94   $  0.70
                                                              =======   =======

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award was computed for each unvested option as of the Merger date. The Cut-off Award was equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award was payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximated $2.9 million in the aggregate and has been expensed as the Cut-off Award vests. For the six months ended June 30, 2000 and the year ended December 31, 1999, $527,000 and $532,000, respectively, of the Cut-off Award vested.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-merger. In the aggregate, the Formula Award equaled 6% of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust under the deferred compensation plan and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award has been expensed in each year in which it vests. For the six months ended June 30, 2000 and for the year ended December 31, 1999, $2,876,000 and $6,221,000, respectively, was expensed as a result of the Formula Award. For the six months ended June 30, 2000 and for the year ended December 31, 1999, the liability related to the Formula Award was $3,468,000 and $6,221,000, respectively, and has been included in common stock held in deferred compensation trust. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the six months ended June 30, 2000 and for the year ended December 31, 1999, $563,000 and $61,000, respectively, of the Formula Award was forfeited.

     On January 3, 2000 and January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,274,000 and $4,062,000, respectively, representing the portion of the Formula Award that vested during the previous year.

NOTE 8. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.90 per common share dividend or $63,866,000 for the six months ended June 30, 2000.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included herein and in the Company's annual report on Form 10-K. This Management's Discussion and Analysis contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

     The Company provides private investment capital to private and undervalued public companies in a variety of different industries and in diverse geographic locations. Our lending and investment activity is focused in three areas:

     - Private finance

     - Commercial real estate finance, and

     - Small business loans originated for sale under our Allied Capital Express brand name.

     The Company's portfolio composition at June 30, 2000 and December 31, 1999 was as follows:

                                                                 AT           AT
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Private Finance.............................................     59%          53%
Commercial Real Estate Finance..............................     37%          42%
Small Business Finance......................................      4%           5%

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

PORTFOLIO AND INVESTMENT ACTIVITY

     Total portfolio investment activity and yields were as follows:

                                                        AT JUNE 30,   AT DECEMBER 31,
                                                           2000            1999
                                                        -----------   ---------------
                                                                (IN MILLIONS)
Portfolio at Value....................................   $1,488.3        $1,228.5
Yield.................................................      13.6%           13.0%

                                       FOR THE THREE      FOR THE SIX
                                       MONTHS ENDED      MONTHS ENDED     FOR THE YEAR
                                         JUNE 30,          JUNE 30,          ENDED
                                      ---------------   ---------------   DECEMBER 31,
                                       2000     1999     2000     1999        1999
                                      ------   ------   ------   ------   ------------
                                                       (IN MILLIONS)
New Investments.....................  $184.0   $183.1   $402.3   $342.5      $751.9
Repayments..........................  $  5.3   $ 34.6   $ 58.8   $ 71.9      $145.7
Sales...............................  $ 77.5   $ 23.5   $117.1   $ 68.0      $198.4

PRIVATE FINANCE

     Private finance investment activity and yields were as follows:

                                                        AT JUNE 30,   AT DECEMBER 31,
                                                           2000            1999
                                                        -----------   ---------------
                                                                (IN MILLIONS)
Portfolio at Value....................................    $871.6          $647.0
Yield.................................................     14.5%           14.2%

                                       FOR THE THREE      FOR THE SIX
                                       MONTHS ENDED      MONTHS ENDED     FOR THE YEAR
                                         JUNE 30,          JUNE 30,          ENDED
                                      ---------------   ---------------   DECEMBER 31,
                                       2000     1999     2000     1999        1999
                                      ------   ------   ------   ------   ------------
                                                       (IN MILLIONS)
New Investments.....................  $126.4   $ 87.9   $239.0   $127.2      $346.7
Repayments..........................  $  2.4   $ 23.6   $ 39.2   $ 48.3      $ 87.5

     The private finance portfolio increased 35% from December 31, 1999 to June 30, 2000, and 67% and 90% during the year ended December 31, 1999. The Company's increasing capital base has enabled it to make larger private finance investments, supporting the increase in originations for the first quarter of 2000 and for 1999. During the three months ended June 30, 2000, the Company originated 9 new private financings with an average investment size of $12.4 million and a weighted average current yield on loans and debt securities of 15.2%. During the six months ended June 30, 2000, the Company originated 16 new private financings with an average investment size of $13.9 million and a weighted average current yield on loans and debt securities of 15.0%. During 1999, the Company originated 27 new private financings with an average investment size of $12.4 million and a weighted average current yield on loans and debt securities of 13.6%. The current yield on the private finance portfolio will fluctuate over time depending on the equity "kicker" or warrants received with each financing. Private finance investments are generally structured such that equity kickers may provide an additional investment return of up to 10%.

     During the second quarter of 2000, the Company began an initiative to invest in and strategically partner with select private equity funds focused on investments in technology and the new economy. The strategy for these fund investments is to provide solid investment returns and build strategic relationships with the fund managers and their portfolio companies. The Company believes that it will have opportunities to co-invest with the funds as well as finance their portfolio companies as they mature.

     The Company believes that the fund investment strategy is an excellent means of participating in technology investing through a diverse pooled investment portfolio. The fund concept allows the Company to participate in a pooled investment return without exposure to the risk of any single technology investment. During the second quarter of 2000, the Company committed a total of $17.7 million to four private equity funds. The committed amount is expected to be invested over the next three years. The Company funded $4.0 million of this commitment during the second quarter.

COMMERCIAL REAL ESTATE FINANCE

     Commercial real estate finance investment activity and yields were as follows:

                                                        AT JUNE 30,   AT DECEMBER 31,
                                                           2000            1999
                                                        -----------   ---------------
                                                                (IN MILLIONS)
Portfolio at Value....................................    $548.8          $520.0
Yield.................................................     13.0%           12.3%

                                         FOR THE THREE    FOR THE SIX
                                         MONTHS ENDED     MONTHS ENDED    FOR THE YEAR
                                           JUNE 30,         JUNE 30,         ENDED
                                         -------------   --------------   DECEMBER 31,
                                         2000    1999    2000     1999        1999
                                         -----   -----   -----   ------   ------------
                                                         (IN MILLIONS)
New Investments........................  $27.2   $71.8   $91.1   $169.8      $288.7
Repayments.............................  $ 1.3   $ 7.1   $14.3   $ 15.8      $ 51.5
Sales..................................  $38.0   $ 2.2   $51.5   $ 33.0      $ 86.1

     The commercial real estate finance portfolio increased 6% from December 31, 1999 to June 30, 2000 and increased 46.5% for the year ended December 31, 1999. During 1999, the Company began to migrate its portfolio from investments in lower yielding commercial mortgage loans to higher yielding real estate investments.

     During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade commercial mortgage-backed securities ("CMBS") at significant discounts from the face amount of the bonds. Turmoil in the CMBS market created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these collateralized bonds increased, thus providing an attractive investment opportunity. The Company opportunistically purchased CMBS throughout 1999, and has continued to do so during 2000. However, the Company has begun to curtail its CMBS investment activity to maintain a balanced portfolio. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is fully secured by commercial mortgage loans.

     The underlying pool of approximately 2,300 loans that are collateral for our CMBS had underwritten loan to value ("LTV") and debt service coverage ratios ("DSCR") as follows.

                    LOAN TO VALUE RANGES                            $          %
                    --------------------                      -------------   ---
                                                              (IN MILLIONS)
Less than 60%...............................................    $ 1,147.6      11%
60 - 65%....................................................        802.3       7%
65 - 70%....................................................      1,736.5      16%
70 - 75%....................................................      3,630.6      34%
75 - 80%....................................................      3,280.9      30%
Greater than 80%............................................        181.7       2%
                                                                ---------     ---
                                                                $10,779.6     100%
                                                                =========     ===
Weighted average LTV........................................        70.6%

                   DEBT SERVICE COVERAGE
                        RATIO RANGES                                $          %
                   ---------------------                      -------------   ---
                                                              (IN MILLIONS)
1.00 - 1.25.................................................    $ 2,535.4      23%
1.26 - 1.50.................................................      6,258.7      58%
1.51 - 1.75.................................................      1,284.6      12%
1.76 - 2.00.................................................        417.5       4%
Greater than 2.00...........................................        283.4       3%
                                                                ---------     ---
                                                                $10,779.6     100%
                                                                =========     ===
Weighted average DSCR.......................................         1.39

     The increase in the commercial real estate portfolio during 2000 and 1999 was primarily due to the purchase of CMBS. The Company purchases CMBS at significant discounts from the face amount of the bonds. During the second quarter of 2000, the Company purchased $25.1 million in CMBS with a face value of $47.4 million and a weighted average yield to maturity of 15.2% after assuming a 1% loss rate on the underlying collateral mortgage pool. During the six months ended June 30, 2000 the Company purchased $75.5 million in CMBS with a face value of $143.4 million and a weighted average yield to maturity of 14.7% after assuming a 1% loss rate on the underlying collateral mortgage pool. In 1999, the Company purchased $245.9 million in CMBS with a face value of $507.9 million and a weighted average yield to maturity of 14.6% after assuming a 1% loss rate on the underlying collateral mortgage pool. At June 30, 2000, the face value of the entire purchased CMBS portfolio was $712.6 million, our cost of acquiring the securities was $356.6 million and our unamortized discount was $356.0 million. The yield on the purchased CMBS portfolio was 14.7% as of June 30, 2000.

     The Company has been liquidating much of its whole commercial mortgage loan portfolio so that it can redeploy the proceeds into higher yielding assets. For the three months ended June 30, 2000, the Company sold $38.0 million of commercial mortgage loans and for the six months ended June 30, 2000, the Company sold $51.5 million of commercial mortgage loans. At June 30, 2000, the Company's whole commercial loan portfolio had been reduced to $105.6 million from $154.1 million at December 31, 1999. During 1999, the Company sold $86.1 million of commercial mortgage loans.

SMALL BUSINESS FINANCE

     During the second quarter of 1999, the Company combined its whole commercial real estate loan origination activity with its SBA 7(a) lending activity in order to increase its loans originated for sale business under the Allied Capital Express brand name. Through Allied Capital Express, the Company provides small business and commercial real estate loans up to $3 million. The majority of the loans originated in this area are originated for sale, generally at premiums of up to 10% of the loan amount.

     Allied Capital Express loan activity and yields were as follows:

                                                        AT JUNE 30,   AT DECEMBER 31,
                                                           2000            1999
                                                        -----------   ---------------
                                                                (IN MILLIONS)
Portfolio at Value....................................     $67.9           $61.4
Yield.................................................     12.3%           11.5%

                                         FOR THE THREE          FOR THE SIX
                                          MONTHS ENDED          MONTHS ENDED        FOR THE YEAR
                                            JUNE 30,              JUNE 30,             ENDED
                                        ----------------      ----------------      DECEMBER 31,
                                        2000       1999       2000       1999           1999
                                        -----      -----      -----      -----      ------------
                                                             (IN MILLIONS)
New Investments...................      $30.4      $23.5      $72.2      $45.5         $116.5
Repayments........................      $ 1.7      $ 3.8      $ 5.3        7.8         $  6.7
Sales.............................      $39.5      $21.3      $65.6      $35.0         $112.3

     Allied Capital Express loan origination activity for 2000 and 1999 increased due to the opening of new regional office locations and from opportunities created by our Internet site launched in the fall of 1999. Loans in the Allied Capital Express program are originated for sale; therefore, the increase in loan sales is the result of the increase in originations. In addition, beginning in 1999, the Company began to sell 90% of the unguaranteed portion of SBA 7(a) loans through a structured finance agreement with a commercial paper conduit. Allied Capital Express targets small commercial real estate loans that are, in many cases, originated in conjunction with SBA 7(a) loans. SBA 7(a) loans are originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The following table summarizes Allied Capital's operating results for the six months ended June 30, 2000 and 1999:

                                                                FOR THE SIX
                                                               MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------              PERCENT
                                                              2000       1999      CHANGE    CHANGE
                                                            --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST AND RELATED PORTFOLIO INCOME
  Interest................................................  $81,714    $52,842    $28,872      55%
  Premiums from loan dispositions.........................    7,843      4,332      3,511      81%
  Investment advisory fees and other income...............    4,305      3,690        615      17%
                                                            -------    -------    -------     ----
          Total interest and related portfolio income.....   93,862     60,864     32,998      54%
                                                            -------    -------    -------     ----
EXPENSES
  Interest................................................   26,591     14,407     12,184      85%
  Employee................................................    9,760      7,111      2,649      37%
  Administrative..........................................    6,835      5,276      1,559      30%
                                                            -------    -------    -------     ----
          Total operating expenses........................   43,186     26,794     16,392      61%
                                                            -------    -------    -------     ----
  Formula and cut-off awards..............................    3,403      3,621       (218)     (6%)
                                                            -------    -------    -------     ----
          Portfolio income before net realized and
             unrealized gains.............................   47,273     30,449     16,824      55%
                                                            -------    -------    -------     ----
NET REALIZED AND UNREALIZED GAINS
  Net realized gains......................................   15,041     11,562      3,479      30%
  Net unrealized gains (losses)...........................    2,057     (1,310)     3,367     257%
                                                            -------    -------    -------     ----
          Total net realized and unrealized gains.........   17,098     10,252      6,846      67%
                                                            -------    -------    -------     ----
Net increase in net assets resulting from operations......  $64,371    $40,701    $23,670      58%
                                                            =======    =======    =======     ====
Diluted earnings per share................................  $  0.94    $  0.70    $  0.24      34%
                                                            =======    =======    =======     ====
Weighted average shares outstanding - diluted.............   68,175     57,831     10,344      18%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income increased for the six months ended June 30, 2000 by 54% as compared to the six months ended June 30, 1999. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income.

                                                                FOR THE SIX
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Total Interest and Related Portfolio Income.................  $93.9     $60.9
Per share...................................................  $1.38     $1.05

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 43% to $1,361.1 million at June 30, 2000 from $954.1 million at June 30, 1999. The weighted average yield on the interest bearing investments in the portfolio at June 30, 2000 and 1999 was as follows:

                                                                    AT
                                                                 JUNE 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Private Finance.............................................  14.5%    13.7%
Commercial Real Estate Finance..............................  13.0%    11.8%
Small Business Finance......................................  12.3%    10.9%
Total Portfolio.............................................  13.6%    12.4%

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $5.8 million and $3.7 million for the six months ended June 30, 2000 and 1999, respectively. This premium income results primarily from the premium paid by purchasers of loans originated through Allied Capital Express, less the origination commissions associated with the loans sold. The Company sold $65.6 million and $35.0 million of loans originated through Allied Capital Express during the six months ended June 30, 2000 and 1999, respectively. The Company also sold commercial mortgage loans totaling $51.5 million and $33.0 million for the six months ended June 30, 2000 and 1999, respectively.

     Prepayment premiums were $2.0 million, and $0.6 million for the six months ended June 30, 2000 and 1999, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Our operating expenses include interest, employee and administrative expenses. The Company's single largest expense is interest on indebtedness. The fluctuations in interest expense during the six months ended June 30, 2000 and 1999 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Total Outstanding Debt......................................  $726.4   $508.0
Average Outstanding Debt....................................  $659.0   $388.3
Weighted Average Cost.......................................    8.1%     7.5%
BDC Asset Coverage*.........................................    225%     219%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects the increase in total employees, combined with wage increases and the experience level of employees hired. Total employees were 129 and 114 at June 30, 2000 and 1999, respectively. The Company has been an active recruiter for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals throughout 2000 to support anticipated portfolio growth.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. Administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. The increase in administrative expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily the result of increases in costs associated with the growth of the Company and new regional offices.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance and commercial mortgage loans, offset by losses on investments.

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Realized Gains..............................................  $15.9   $14.9
Realized Losses.............................................  $(0.9)  $(3.3)
                                                              -----   -----
Net Realized Gains..........................................  $15.0   $11.6
                                                              =====   =====
Net Unrealized Gains (Losses)...............................  $ 2.1   $(1.3)
                                                              =====   =====

     Realized gains of $15.9 million for the six months ended June 30, 2000, resulted primarily from transactions involving five portfolio companies, Southwest PCS, L.P. ($11.5 million), Julius Koch USA, Inc. ($1.7 million), Hotelevision ($1.0 million), FTI Consulting, Inc. ($0.7 million) and Panera Bread Co. ($0.6 million). During the second quarter of 2000, the Company had the opportunity to sell its equity interest in Southwest PCS, L.P. ("SWPCS") to SWPCS's parent company. The Company sold its equity interest in exchange for two notes totaling $12.5 million. The first note is a short-term full recourse note for $5.0 million, bearing interest at a rate of 15% per annum. The second note is a two-year full recourse note for $7.5 million, bearing interest at 15% per annum. The second note is secured by the equity interest sold by the Company. The Company reversed previously recorded unrealized appreciation of $3.7 million when these gains were realized. Realized gains for the six months ended June 30, 1999 of $14.9 million resulted primarily from transactions involving two portfolio companies. The Company reversed previously recorded unrealized appreciation of $6.5 million when these 1999 gains were realized.

     Realized losses of $0.9 million and $3.3 million for the six months ended June 30, 2000 and 1999, respectively, resulted from the liquidation of certain portfolio investments. Losses realized for the six months ended June 30, 2000 and 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $0.7 million and $2.7 million when the related losses were realized for the six months ended June 30, 2000 and 1999, respectively.

     Net unrealized gains of $2.1 million and net unrealized losses of $1.3 million for the six months ended June 30, 2000 and 1999, respectively, consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of unrealized appreciation or depreciation resulting from realized gains or losses. At June 30, 2000, net unrealized appreciation in the portfolio totaled $6.6 million and was composed of unrealized appreciation of $36.8 million, resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $30.2 million, resulting primarily from underperforming loan and equity interests in the portfolio. At June 30, 1999, net unrealized appreciation in the portfolio totaled $1.1 million and was composed of unrealized appreciation of $29.1 million and unrealized depreciation of $28.0 million.

     Net realized and unrealized gains can vary substantially on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results.

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

     At June 30, 2000, the Company's portfolio was graded as follows:

                                                         PORTFOLIO         PERCENTAGE OF
GRADE                                                    AT VALUE         TOTAL PORTFOLIO
-----                                                  -------------      ---------------
                                                       (IN MILLIONS)
1....................................................    $  138.1               9.3%
2....................................................     1,240.5              83.3%
3....................................................        46.1               3.1%
4....................................................        38.6               2.6%
5....................................................        25.0               1.7%
                                                         --------             ------
                                                         $1,488.3             100.0%
                                                         ========             ======

     Included in the Grade 5 portfolio at June 30, 2000 are private finance investments totaling $19.1 million at value, or 1.3% of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 private finance investments has been reduced from an aggregate cost of $39.5 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded previously as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified. Grade 5 private finance investments at December 31, 1999 totaled $12.6 million at value, or 1.0% of the Company's total portfolio.

     At June 30, 2000, the credit quality of the Company's CMBS portfolio remained strong, with less than 0.2% in delinquencies. The yield used to accrue interest on this portfolio assumes a 1% loss rate on the entire underlying collateral mortgage pool.

     For the total investment portfolio, loans greater than 120 days delinquent were $48.7 million at value at June 30, 2000, or 3.3% of the total portfolio. Included in this category are loans valued at $16.1 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1999 were $18.6 million at value, or 1.5% of the total portfolio, which included $11.7 million that were fully secured by real estate. Because we are a provider of long-term privately negotiated investment capital, it is not atypical for us to defer payment of principal or interest from time to time. As a result, the amount of our portfolio that is greater than 120 days delinquent may vary from quarter to quarter. The terms of our private finance agreements frequently provide an opportunity for our portfolio companies to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. We price our investment portfolio to provide adequate current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including current interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 120 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company's portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

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

     The weighted average common shares outstanding used to compute basic earnings per share were 68.1 million and 57.8 million for the six months ended June 30, 2000 and 1999, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 68.2 million and 57.8 million for the six months ended June 30, 2000 and 1999, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     The following table summarizes Allied Capital's operating results for the three months ended June 30, 2000 and 1999:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------              PERCENT
                                                              2000       1999      CHANGE    CHANGE
                                                            --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST AND RELATED PORTFOLIO INCOME
  Interest................................................  $42,986    $28,158    $14,828      53%
  Premiums from loan dispositions.........................    4,554      2,431      2,123      87%
  Investment advisory fees and other income...............    2,425      2,597       (172)     (7%)
                                                            -------    -------    -------     ----
          Total interest and related portfolio income.....   49,965     33,186     16,779      51%
                                                            -------    -------    -------     ----
EXPENSES
  Interest................................................   14,280      8,042      6,238      78%
  Employee................................................    5,191      3,750      1,441      38%
  Administrative..........................................    4,082      2,926      1,156      40%
                                                            -------    -------    -------     ----
          Total operating expenses........................   23,553     14,718      8,835      60%
                                                            -------    -------    -------     ----
  Formula and cut-off awards..............................    1,712      1,849       (137)     (7%)
                                                            -------    -------    -------     ----
          Portfolio income before net realized and
             unrealized gains.............................   24,700     16,619      8,081      49%
                                                            -------    -------    -------     ----
NET REALIZED AND UNREALIZED GAINS
  Net realized gains......................................   12,865     11,096      1,769      16%
  Net unrealized losses...................................   (2,775)    (5,594)     2,819      50%
                                                            -------    -------    -------     ----
          Total net realized and unrealized gains.........   10,090      5,502      4,588      83%
                                                            -------    -------    -------     ----
Net increase in net assets resulting from operations......  $34,790    $22,121    $12,669      57%
                                                            =======    =======    =======     ====
Diluted earnings per share................................  $  0.50    $  0.38    $  0.12      32%
                                                            =======    =======    =======     ====
Weighted average shares outstanding - diluted.............   70,035     58,833     11,202      19%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. In addition to the discussion of the comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999 that follows, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Six Months Ended June 30, 2000 and 1999" above for additional discussion regarding the nature of and reasons for fluctuation in income and expense items in the Company's operating results.

     Total interest and related portfolio income increased for the three months ended June 30, 2000 by 51% as compared to the three months ended June 30, 1999. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income.

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Total Interest and Related Portfolio Income.................  $50.0     $33.2
Per share...................................................  $0.71     $0.56

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 43% to $1,361.1 million at June 30, 2000 from $954.1 million at June 30, 1999.

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $3.6 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, resulting primarily from the sale of $39.5 million and $21.3 million of loans originated through Allied Capital Express during the three months ended June 30, 2000 and 1999, respectively. The Company also sold commercial mortgage loans totaling $38.0 million and $2.2 million for the three months ended June 30, 2000 and 1999, respectively. Prepayment premiums were $0.9 million, and $0.5 million for the three months ended June 30, 2000 and 1999, respectively.

     Our operating expenses include interest, employee and administrative expenses. The Company's single largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended June 30, 2000 and 1999 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Total Outstanding Debt......................................  $726.4   $508.0
Average Outstanding Debt....................................  $690.6   $422.3
Weighted Average Cost.......................................    8.1%     7.5%
BDC Asset Coverage*.........................................    225%     219%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects the increase in total employees, combined with wage increases and the experience level of employees hired. Total employees were 129 and 114 at June 30, 2000 and 1999, respectively. The Company has been an active recruiter for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals throughout 2000 to support anticipated portfolio growth.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. Administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. The increase in administrative expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily the result of increases in costs associated with the growth of the Company and new regional offices.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance and commercial mortgage loans, offset by losses on investments. For further discussion of net realized and unrealized gains and losses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Six Months Ended June 30, 2000 and 1999" above.

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Realized Gains..............................................  $13.2   $14.1
Realized Losses.............................................   (0.3)   (3.0)
                                                              -----   -----
Net Realized Gains..........................................  $12.9   $11.1
                                                              =====   =====
Net Unrealized Losses.......................................  $(2.8)  $(5.6)
                                                              =====   =====

     The weighted average common shares outstanding used to compute basic earnings per share were 70.0 million and 58.7 million for the three months ended June 30, 2000 and 1999, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 70.0 million and 58.8 million for the three months ended June 30, 2000 and 1999, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At June 30, 2000, the Company had $28.7 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its credit facilities.

DEBT

     The Company had outstanding debt at June 30, 2000 as follows:

                                                                               ANNUAL
                                                                 AMOUNT       INTEREST
                                                               OUTSTANDING    COST(1)
                                                              -------------   --------
                                                              (IN MILLIONS)
Notes payable and debentures:
  Unsecured long-term notes payable.........................     $419.0         7.7%
  SBA debentures............................................       70.7         8.3%
  OPIC loan.................................................        5.7         6.6%
                                                                 ------         ----
         Total notes payable and debentures.................     $495.4         7.8%
                                                                 ------         ----
Revolving credit facilities:
  Revolving line of credit..................................     $231.0         8.7%
                                                                 ======
         Total debt.........................................     $726.4         8.1%
                                                                 ======         ====

-------------------------
(1) The annual interest cost includes the cost of commitment fees and other facility fees.

     UNSECURED LONG-TERM NOTES PAYABLE. The Company has issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

     SBA DEBENTURES. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company may borrow up to $105 million from the SBA under the SBIC program. At June 30, 2000, the Company has a commitment to borrow up to an additional $30 million from the SBA. The commitment expires on March 1, 2010.

     REVOLVING LINE OF CREDIT. The Company has a two-year, $417.5 million unsecured revolving line of credit that expires in May 2002. This facility may be expanded up to $500 million. At the Company's option, the credit facility bears interest at a rate equal to (i) the one-month London Inter-Bank Offered Rate ("LIBOR") plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

     MASTER LOAN AND SECURITY AGREEMENT. The Company has a facility to borrow up to $100 million using certain commercial mortgage loans as collateral. The agreement generally requires interest-only payments with all principal due at maturity. The agreement charges interest at LIBOR plus 1.0%. The facility matures in October 2000. There were no borrowings under this facility at June 30, 2000.

EQUITY CAPITAL AND DIVIDENDS

     The Company raises debt and equity capital for continued investment in growing businesses. Because the Company is a RIC, it distributes its income and requires external capital for growth. Because the Company is a BDC, it is limited in the amount of debt capital it may use to fund its growth, since it is generally required to maintain a ratio of 200% of total assets to total borrowings, or approximately 1 to 1 debt to equity capital ratio.

     To support its growth during the six months ended June 30, 2000, the Company raised $141.9 million in new equity capital, of which $99.7 million was raised during the three months ended June 30, 2000, primarily through the sale of shares from its shelf registration statement. At June 30, 2000, total shareholders' equity had increased to $818.1 million. We raise equity from time to time using a shelf registration statement. We raise new equity when we have a clear use of proceeds for attractive investment opportunities. Historically, this process has enabled us to raise equity on an accretive basis for existing shareholders of our common stock.

     The Company's Board has established a dividend policy for 2000 to review the dividend rate quarterly, and to adjust the quarterly dividend rate throughout the year as the Company's earnings momentum builds. In 1999, the Board had established a dividend policy of level quarterly dividends of $0.40 per common share, for an annual total distribution of $1.60 per common share to approximate annual taxable income. The Board changed its dividend policy for 2000 because of the Company's significant portfolio growth and continued growth in ordinary taxable income. For the first and second quarter of 2000, the Board declared a $0.45 per common share dividend. For the third quarter of 2000, the Board has declared a dividend of $0.46 per common share.

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

     The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale of new equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis. The Company maintains a matched-funding philosophy that focuses on matching the estimated maturities of its loan and investment portfolio to the estimated maturities of its borrowings. The Company also manages its interest rate risk by financing floating-rate assets with similar term floating-rate liabilities and fixed-rate assets with similar term fixed-rate liabilities. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At June 30, 2000, the Company's debt to equity ratio was less than 1 to 1. The Company's weighted average cost of funds was 8.1% at June 30, 2000. There are no significant maturities of long-term debt until 2003. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

     The "Year 2000 problem" refers to the inability of many computers, computer-based systems, related software, and other electronics to process dates accurately during the Year 2000 and beyond. As of June 30, 2000, we have not experienced any business disruption as a result of the Year 2000 problem and we also do not expect significant Year 2000 related business disruptions in the future.

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

     As of June 30, 2000, the Company's asset coverage for indebtedness was 225%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At June 30, 2000, the Company had $726.4 million of outstanding indebtedness, bearing a weighted annual interest cost of 8.1%. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our portfolio of at least 3.7%.

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

     LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). If we meet certain source of income, diversification and distribution requirements, the Company qualifies for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2000 ACC issued a total of 69,000 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 2000, the Company held its Annual Meeting of Shareholders in Washington, DC. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for these three matters.

     1. Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

                                                            FOR       WITHHELD
                                                            ---       --------
John I. Leahy..........................................  63,900,048   504,869
Warren K. Montouri.....................................  63,895,396   509,520
Guy T. Steuart II......................................  63,898,102   506,816
T. Murray Toomey, Esq..................................  63,892,022   512,892

          The following directors are continuing as directors of the Company for their respective terms -- William L. Walton, Brooks H. Browne, John D. Firestone, Anthony T. Garcia, Lawrence I. Hebert, Robert E. Long, Laura W. van Roijen and George C. Williams, Jr.

     2. Ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 2000. Votes were cast as follows:

          FOR                     AGAINST                   ABSTAIN
          ---                     -------                   -------
       63,911,191                 231,331                   262,386

     3. Shareholders approved the amendment to the Company's Stock Option Plan. Votes were cast as follows:

          FOR                     AGAINST                   ABSTAIN
          ---                     -------                   -------
       38,885,243                3,786,279                  941,790

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3(i)(1)    Articles of Amendment and Restatement of the Articles of
            Incorporation.
 3(ii)(2)   Articles of Merger.
 3(iii)(15) Bylaws.
 4.1(6)     Specimen certificate of the Company's Common stock, par
            value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
            for other instruments defining the rights of security
            holders.
 4.2(4)     Form of debenture between certain subsidiaries of the
            Company and the U.S. Small Business Administration.
 5          Not applicable.
 9          Not applicable.
10.1(11)    Credit Agreement dated as of March 9, 1999 between the
            Company, as borrower, each of the financial institutions
            initially a signatory thereto, as Lenders, and Nationsbank,
            N.A., as administrative agent, Nationsbanc Montgomery
            Securities LLC, as sole lead arranger and sole book manager,
            First Union National Bank, as syndication agent, BankBoston,
            N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
            York Branch, as co-agents.
10.1a(12)   First Amendment to Credit Agreement dated May 7, 1999.
10.1b(15)   Second Amendment to Credit Agreement dated January 18, 2000.
10.1c(15)   Third Amendment to Credit Agreement dated March 17, 2000.
10.1d(16)   Amended and Restated Credit Agreement dated May 17, 2000.
10.2(8)     Note Agreement dated as of April 30, 1998.
10.3(5)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.4(12)    Note Agreement dated as of May 1, 1999.
10.4a(15)   Note Agreement dated as of November 15, 1999.
10.5(14)    Second Amended and Restated Master Loan & Security Agreement
            dated October 28, 1999 between the Company and Morgan
            Stanley Mortgage Capital, Inc.
10.6(6)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(6)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(6)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(6)     Guaranty dated as of January 1, 1998 by the Company.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.10a(7)   First Amendment to the Company's Employee Stock Ownership
            Plan dated April 30, 1998.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.10b(14)  Termination Amendment to the Allied Capital Employee Stock
            Ownership Plan effective December 31, 1999.
10.10c(16)  Employment Agreement dated June 15, 2000 between the Company and William L. Walton.
10.10d(16)  Employment Agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10e(16)  Employment agreement dated June 15, 2000 between the Company and G. Cabell Williams III.
10.11(10)   Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.
10.12(9)    Amended Stock Option Plan.
10.12a(13)  Allied Capital 401(k) Plan dated September 1, 1999.
10.13a(6)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)   Form of Custody Agreement with La Salle National Bank.
10.18(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 6 to the Company's Notes to the Consolidated Financial Statements contained herein.
21          Subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation             Maryland
                 Allied Capital SBLC Corporation           Maryland
                 Allied Capital REIT, Inc.                 Maryland
                 Allied Capital Holdings LLC               Delaware
                 Allied Capital Beteiligungsberatung GmbH   Germany
27*         Financial Data Schedule

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

     (16) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on August 11, 2000.

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                  (Registrant)

Dated: August 11, 2000                                 /s/ PENNI F. ROLL
                                                       -------------------------------------
                                                       Executive Vice President and Chief
                                                       Financial Officer