Form 10-Q
period 2000-09-30
ALLIED CAPITAL CORP
filed 2000-11-06
CIK 3906

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

                               ------------------

                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000
                            COMMISSION FILE NUMBER:
                                    0-22832

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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On November 3, 2000 there were 81,014,451 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 (This page has been left blank intentionally)

                           ALLIED CAPITAL CORPORATION

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheet as of September 30,
         2000 (unaudited) and December 31, 1999.............    1
          Consolidated Statement of Operations -- For the
         Three and Nine Months Ended September 30, 2000 and
         1999 (unaudited)...................................    2
          Consolidated Statement of Changes in Net
         Assets -- For the Nine Months Ended September 30,
         2000 and 1999 (unaudited)..........................    3
          Consolidated Statement of Cash Flows -- For the
         Nine Months Ended September 30, 2000 and 1999
         (unaudited)........................................    4
          Consolidated Statement of Investments as of
         September 30, 2000 (unaudited) and December 31,
         1999...............................................    5
          Notes to Consolidated Financial Statements........   18
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........   29
     Item 3. Quantitative and Qualitative Disclosures about
      Market Risk...........................................   46

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................   47
     Item 2. Changes in Securities and Use of Proceeds......   47
     Item 3. Defaults Upon Senior Securities................   47
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................   47
     Item 5. Other Information..............................   47
     Item 6. Exhibits and Reports on Form 8-K...............   47
     Signatures.............................................   51

                 (This page has been left blank intentionally)

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
       (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)          (UNAUDITED)
                                          ASSETS
Portfolio at value:
      Private finance (cost: 2000-$963,648;
       1999-$639,171).......................................   $  967,521      $  647,040
      Commercial real estate finance (cost: 2000-$597,358;
       1999-$522,022).......................................      600,030         520,029
      Small business finance (cost: 2000-$71,591;
       1999-$61,708)........................................       70,656          61,428
                                                               ----------      ----------
          Total portfolio at value..........................    1,638,207       1,228,497
                                                               ----------      ----------
Cash and cash equivalents...................................       26,194          18,155
Other assets................................................       67,372          43,386
                                                               ----------      ----------
          Total assets......................................   $1,731,773      $1,290,038
                                                               ==========      ==========

Liabilities:
      Notes payable and debentures..........................   $  577,150      $  487,350
      Revolving credit facilities...........................      185,000         105,500
      Accounts payable and other liabilities................       29,294          22,675
                                                               ----------      ----------
          Total liabilities.................................      791,444         615,525
                                                               ----------      ----------
Commitments and Contingencies
Preferred stock.............................................        7,000           7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 81,014,284 and 65,930,360 issued and
       outstanding at September 30, 2000 and December 31,
       1999, respectively...................................            8               6
      Additional paid-in capital............................      954,576         699,149
      Common stock held in deferred compensation trust
       (259,983 shares and 516,779 shares at September 30,
       2000 and December 31, 1999, respectively)............       (1,404)         (6,218)
      Notes receivable from sale of common stock............      (25,926)        (29,461)
      Net unrealized appreciation on portfolio..............        4,250           4,517
      Distributions in excess of earnings...................        1,825            (480)
                                                               ----------      ----------
          Total shareholders' equity........................      933,329         667,513
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $1,731,773      $1,290,038
                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            FOR THE THREE
                                                            MONTHS ENDED       FOR THE NINE MONTHS
                                                            SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          --------   --------   --------   --------
                                                             (UNAUDITED)           (UNAUDITED)
Interest and related portfolio income:
      Interest........................................   $48,054    $31,577    $129,768   $84,419
      Premiums from loan dispositions.................     2,909      4,700      10,752     9,032
      Investment advisory fees and other income.......     5,029      1,721       9,334     5,411
                                                         -------    -------    --------   -------
          Total interest and related portfolio
             income...................................    55,992     37,998     149,854    98,862
                                                         -------    -------    --------   -------
Expenses:
      Interest........................................    15,054      9,766      41,645    24,173
      Employee........................................     4,949      4,192      14,709    11,303
      Administrative..................................     3,876      3,200      10,711     8,476
                                                         -------    -------    --------   -------
          Total operating expenses....................    23,879     17,158      67,065    43,952
                                                         -------    -------    --------   -------
      Formula and cut-off awards......................     1,394      1,567       4,797     5,188
                                                         -------    -------    --------   -------
Portfolio income before net realized and unrealized
  gains...............................................    30,719     19,273      77,992    49,722
                                                         -------    -------    --------   -------
Net realized and unrealized gains:
      Net realized gains..............................     8,054      4,886      23,095    16,448
      Net unrealized gains (losses)...................    (2,324)     2,785        (267)    1,475
                                                         -------    -------    --------   -------
          Total net realized and unrealized gains.....     5,730      7,671      22,828    17,923
                                                         -------    -------    --------   -------
Net increase in net assets resulting from
  operations..........................................   $36,449    $26,944    $100,820   $67,645
                                                         =======    =======    ========   =======
Basic earnings per common share.......................   $  0.48    $  0.44    $   1.43   $  1.14
                                                         =======    =======    ========   =======
Diluted earnings per common share.....................   $  0.48    $  0.44    $   1.42   $  1.14
                                                         =======    =======    ========   =======
Weighted average common shares outstanding -- basic...    75,502     61,042      70,604    59,077
                                                         =======    =======    ========   =======
Weighted average common shares
  outstanding -- diluted..............................    76,133     61,458      70,777    59,239
                                                         =======    =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   --------
                                                                  (UNAUDITED)
Operations:
     Portfolio income before realized and unrealized
      gains.................................................  $ 77,992   $ 49,722
     Net realized gains.....................................    23,095     16,448
     Net unrealized gains (losses)..........................      (267)     1,475
                                                              --------   --------
          Net increase in net assets resulting from
             operations.....................................   100,820     67,645
                                                              --------   --------
Shareholder distributions:
     Common stock dividends.................................   (98,617)   (71,800)
     Preferred stock dividends..............................      (165)      (165)
                                                              --------   --------
          Net decrease in net assets resulting from
             shareholder distributions......................   (98,782)   (71,965)
                                                              --------   --------
Capital share transactions:
     Sale of common stock...................................   250,911    103,022
     Net decrease (increase) in notes receivable from sale
      of common stock.......................................     3,535     (3,540)
     Issuance of common stock upon the exercise of stock
      options...............................................     1,467      3,753
     Issuance of common stock in lieu of cash
      distributions.........................................     3,613      3,498
     Net decrease in common stock held in deferred
      compensation trust....................................     4,814      6,303
     Other..................................................      (562)        --
                                                              --------   --------
          Net increase in net assets resulting from capital
             share transactions.............................   263,778    113,036
                                                              --------   --------
          Total increase in net assets......................  $265,816   $108,716
                                                              --------   --------
Net assets at beginning of period...........................  $667,513   $485,117
                                                              --------   --------
Net assets at end of period.................................  $933,329   $593,833
                                                              ========   ========
Net asset value per common share............................  $  11.56   $   9.58
                                                              ========   ========
Common shares outstanding at end of period..................    80,754     61,972
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            -----------   -----------
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......   $ 100,820     $  67,645
  Adjustments
     Net unrealized (gains) losses..........................         267        (1,475)
     Depreciation and amortization..........................         659           599
     Amortization of loan discounts and fees................      (9,767)       (6,195)
     Changes in other assets and liabilities................      (8,712)      (11,518)
                                                               ---------     ---------
       Net cash provided by operating activities............      83,267        49,056
                                                               ---------     ---------
Cash flows from investing activities:
  Portfolio investments.....................................    (675,379)     (534,017)
  Repayments of investment principal........................     117,940       120,563
  Proceeds from loan sales..................................     151,834       120,871
  Collections of notes receivable from sale of common
     stock..................................................       4,617           212
  Other investing activities................................       3,657        (2,738)
                                                               ---------     ---------
       Net cash used in investing activities................    (397,331)     (295,109)
                                                               ---------     ---------
Cash flows from financing activities:
  Sale of common stock......................................     250,911       103,079
  Common dividends and distributions paid...................     (95,004)      (70,003)
  Preferred stock dividends paid............................        (165)         (165)
  Net borrowings under notes payable and debentures.........      89,800       165,500
  Net borrowings under revolving lines of credit............      79,500        38,000
  Other financing activities................................      (2,939)          (57)
                                                               ---------     ---------
       Net cash provided by financing activities............     322,103       236,354
                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents........   $   8,039     $  (9,699)
                                                               ---------     ---------
Cash and cash equivalents at beginning of period............   $  18,155     $  25,075
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $  26,194     $  15,376
                                                               =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Ability One                              Loans                                          $  9,951   $  9,951
-----------------------------------------------------------------------------------------------------------
ACE Products, Inc.                       Loans                                            14,047     14,047
-----------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                   6,961      6,961
                                         Limited Partnership Interest                      1,456         --
-----------------------------------------------------------------------------------------------------------
Allied Office Products                   Debt Securities                                   9,343      9,343
                                         Warrants                                            629        629
-----------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                            125        125
-----------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                             25         25
-----------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                            14,405     14,405
                                         Equity Interest                                   1,500      3,347
-----------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                  12,227     12,227
                                         Warrants                                          1,180      1,180
-----------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                            15,630     15,630
-----------------------------------------------------------------------------------------------------------
Border Foods, Inc.                       Debt Securities                                   9,901      9,901
                                         Series A Convertible Preferred Stock
                                         (50,919 shares)                                   2,000      2,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Cahill-Warnock Strategic Partners Fund   Limited Partnership Interest                        420        420
  II, L.P.
-----------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                   2,550      2,550
                                         Warrants                                            220        220
-----------------------------------------------------------------------------------------------------------
Candlewood Hotel Company (1)             Preferred Stock (3,250 shares)                    3,250      3,250
-----------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                285        285
                                         Warrants                                             12        312
-----------------------------------------------------------------------------------------------------------
Colibri Holding Corporation              Loans                                             3,722      3,722
                                         Common Stock (3,362 shares)                       1,250      1,250
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Component Hardware Group                 Debt Securities                                  10,188     10,188
                                         Class A Preferred Stock (18,000 shares)           1,800      1,800
                                         Common Stock (2,000 shares)                         200        200
-----------------------------------------------------------------------------------------------------------
Convenience Corporation of America       Debt Securities                                   8,355      2,738
                                         Series A Preferred Stock (31,521 shares)            334         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                   3,424      3,424
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                              6,945      6,945
                                         Debt Securities                                   4,951      4,951
                                         Warrants                                             --         --
                                         Options                                              --         --
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Cosmetic Manufacturing                   Loan                                           $    870   $    870
  Resources, LLC                         Debt Securities                                   5,840      5,840
                                         Options                                              87         87
-----------------------------------------------------------------------------------------------------------
Coverall North America                   Loan                                              9,690      9,690
                                         Debt Securities                                   4,964      4,964
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                             700         --
-----------------------------------------------------------------------------------------------------------
CTT Holdings                             Loan                                              1,186      1,186
-----------------------------------------------------------------------------------------------------------
CyberRep.com                             Loan                                              1,014      1,014
                                         Debt Securities                                  10,458     10,458
                                         Warrants                                            360      1,010
-----------------------------------------------------------------------------------------------------------
DeVlieg-Bullard, Inc. (1)                Warrants                                            350          1
-----------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                            80         --
-----------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (34 shares)                    --         --
                                         Series B Common Stock (6 shares)                      8         --
                                         Series C Common Stock (10 shares)                    22         --
-----------------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies          Loan                                             10,918      8,762
  Company, Inc.                          Debt Securities                                   1,500      1,500
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
eCentury Capital Partners, L.P.          Limited Partnership Interest                      1,287      1,287
-----------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                   1,875        343
                                         Common Stock (100 shares)                           250         --
-----------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                               306        306
-----------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                 29         29
-----------------------------------------------------------------------------------------------------------
Esquire Communications Ltd. (1)          Warrants                                              6         --
-----------------------------------------------------------------------------------------------------------
E-Talk Corporation                       Debt Securities                                   8,768      8,768
                                         Warrants                                          1,157      1,157
-----------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)               500        500
                                         Common Stock (2,500 shares)                          --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                  15,866     15,866
                                         Warrants                                            360        360
-----------------------------------------------------------------------------------------------------------
Fairchild Industrial Products Company    Debt Securities                                   5,795      5,795
                                         Warrants                                            280      3,628
-----------------------------------------------------------------------------------------------------------
FTI Consulting, Inc. (1)                 Debt Securities                                  14,864     14,864
                                         Warrants                                            970      2,554
-----------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                  31,857     31,857
  Communications, LLC                    Warrants                                            500      1,250
-----------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                  26,537     26,537
                                         Preferred Stock (1,130 shares)                    1,130      1,130
                                         Common Stock (471 shares)                           613        613
-----------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc. (1)              Loan                                              1,078      1,078
-----------------------------------------------------------------------------------------------------------
(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Genoa Mine Acquisition Corporation       Loan                                           $    110   $    110
-----------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                  16,262     16,262
                                         Warrants                                            525      1,000
-----------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                             5,000      5,000
                                         Convertible Debentures                              500        500
                                         Warrants                                             --        154
-----------------------------------------------------------------------------------------------------------
Global Communications, LLC               Loans                                             8,513      8,513
                                         Debt Securities                                   3,839      3,839
                                         Equity Interest                                  10,467     10,467
                                         Options                                           1,639      1,639
-----------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Warrants                                             87      5,226
-----------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Equity Interest                                     660        660
-----------------------------------------------------------------------------------------------------------
HealthASPex, Inc.                        Series A Convertible Preferred Stock
                                         (189,568 shares)                                    640        640
                                         Series A Preferred Stock
                                         (225,112 shares)                                    760        760
                                         Common Stock (1,036,700 shares)                      --         --
-----------------------------------------------------------------------------------------------------------
HMT, Inc.                                Debt Securities                                   9,954      9,954
                                         Common Stock (300,000 shares)                     3,000      3,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (310,000 shares)                    310        310
-----------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Series A Preferred Stock (13,720 shares)          1,334      1,334
                                         Series B Preferred Stock (11,987 shares)          1,166      1,166
-----------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                   6,314      6,314
                                         Warrants                                          1,674      1,674
-----------------------------------------------------------------------------------------------------------
Intellirisk Management Corporation       Loans                                            19,951     19,951
-----------------------------------------------------------------------------------------------------------
International Filler Corporation         Debt Securities                                  21,636     21,636
                                         Common Stock (1,029,068 shares)                   5,483      5,483
                                         Warrants                                            420        420
-----------------------------------------------------------------------------------------------------------
iSolve Incorporated                      Series A Preferred Stock (14,853 shares)            874        874
                                         Common Stock (13,306 shares)                         14         14
-----------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                             18,904     18,904
-----------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                   1,948      1,948
                                         Warrants                                             74         74
-----------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                   2,598      2,598
                                         Warrants                                            259      6,500
-----------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                            348      4,493
                                         Equity Interest                                       4         11
-----------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                   6,342      6,342
                                         Preferred Stock (917 shares)                        412        412
                                         Warrants                                             96         96
-----------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                   7,716      7,716
                                         Warrants                                            348        348
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                $  3,467   $  3,467
                                         Common Stock (64,535 shares)                        142        142
-----------------------------------------------------------------------------------------------------------
The Loewen Group, Inc. (1)               High-Yield Senior Secured Debt                   15,150     14,150
-----------------------------------------------------------------------------------------------------------
Logic Bay Corporation                    Preferred Stock (1,131,222 shares)                5,000      5,000
-----------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                         Stock (26,000 shares)                               359        213
-----------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Loan                                              2,000      2,000
                                         Common Stock (156 shares)                            42      3,042
-----------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Debt Securities                                      --         --
                                         Series B Convertible
                                         Preferred Stock (227,665 shares)                  2,049      2,049
                                         Warrants                                            136        136
-----------------------------------------------------------------------------------------------------------
Mid-Atlantic Venture Fund IV, L.P.       Limited Partnership Interest                      1,801      1,801
-----------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Debt Securities                                   1,823        243
                                         Common Stock (33,333 shares)                         --         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Morton Grove Pharmaceuticals, Inc.       Loan                                             15,192     15,192
                                         Redeemable Convertible Preferred Stock
                                           (106,947 shares)                                5,000      5,000
-----------------------------------------------------------------------------------------------------------
Morton Industrial Group (1)              Common Stock (5,835 shares)                         241         20
-----------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                  14,088     14,088
                                         Warrants                                            651      1,920
-----------------------------------------------------------------------------------------------------------
NETtel Communications, Inc.              Debt Securities                                  13,455     13,455
                                         Series A Convertible Preferred Stock (400
                                           shares)                                            20         --
                                         Series B Convertible
                                         Preferred Stock (647 shares)                      5,000         --
                                         Series C Convertible
                                         Preferred Stock (340,523 shares)                  3,000         --
                                         Series D Convertible Preferred Stock (2,270
                                           shares)                                            --         --
                                         Warrants                                            500         --
-----------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                   9,551      9,551
  Inc. (1)                               Series D Convertible
                                         Preferred Stock (265,957 shares)                  2,000      2,000
                                         Warrants                                            575        500
-----------------------------------------------------------------------------------------------------------
North American                           Loans                                             1,390        811
  Archery, LLC                           Convertible Debentures                            2,056      1,804
-----------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                     359        359
-----------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                  10,984     10,984
                                         Warrants                                            900        900
-----------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                     140         --
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Onyx Television GmbH                     Common Stock (600,000 shares)                  $    200   $    200
-----------------------------------------------------------------------------------------------------------
Opinion Research Corporation (1)         Debt Securities                                  13,996     13,996
                                         Warrants                                            996        996
-----------------------------------------------------------------------------------------------------------
Oriental Trading Company, Inc.           Debt Securities                                  12,452     12,452
                                         Preferred Equity Interest                         1,483      1,483
                                         Common Equity Interest                               17         17
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                  23,840     23,840
                                         Warrants                                            826        826
-----------------------------------------------------------------------------------------------------------
Packaging Advantage Corporation          Debt Securities                                  11,476     11,476
                                         Common Stock (200,000 shares)                     2,000      2,000
                                         Warrants                                            963        963
-----------------------------------------------------------------------------------------------------------
PF.Net Communications, Inc.              Debt Securities                                  11,500     11,500
                                         Warrants                                          3,540      3,540
-----------------------------------------------------------------------------------------------------------
Physician Specialty Corporation          Debt Securities                                  14,792     14,792
                                         Redeemable Preferred
                                         Stock (850 shares)                                  850        850
                                         Convertible Preferred
                                         Stock (97,411 shares)                               150        150
                                         Warrants                                            476        476
-----------------------------------------------------------------------------------------------------------
Pico Products, Inc. (1)                  Loan                                              1,300      1,300
                                         Debt Securities                                   4,591      1,591
                                         Common Stock (208,000 shares)                        59         --
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                   6,460      6,460
                                         Warrants                                          1,050      1,050
-----------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                             15,502     15,502
-----------------------------------------------------------------------------------------------------------
Proeducation GmbH                        Loan                                                 40         40
-----------------------------------------------------------------------------------------------------------
Professional Paint, Inc.                 Debt Securities                                  20,000     20,000
                                         Preferred Stock (15,000 shares)                  15,000     15,000
                                         Common Stock (110,000 shares)                        69         69
-----------------------------------------------------------------------------------------------------------
Progressive International Corporation    Debt Securities                                   3,947      3,947
                                         Preferred Stock (500 shares)                        500        500
                                         Common Stock (197 shares)                            13         13
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Schwinn/GT                               Debt Securities                                  10,268     10,268
                                         Warrants                                            395        395
-----------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                         Stock (1,000 shares)                                993         --
-----------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                   8,432      8,432
                                         Preferred Stock (300 shares)                        300        300
                                         Common Stock (2,000 shares)                         200        200
                                         Warrants                                            446        446
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                             SEPTEMBER 30, 2000
           PORTFOLIO COMPANY                                                            -------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                    COST      VALUE
---------------------------------------  ---------------------------------------------  --------   --------
                                                                                            (UNAUDITED)
Southwest PCS, LLC                       Loan                                           $  7,500   $  7,500
-----------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                   6,461      7,378
-----------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                     545        436
                                         Common Stock (6,208 shares)                          25         18
-----------------------------------------------------------------------------------------------------------
Startec Global Communications, Inc.      Debt Securities                                  19,807     19,807
                                         Common Stock (258,064 shares)                     3,000      3,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services, Inc.    Loans                                             6,130      4,641
                                         Debt Securities                                   2,445      1,316
-----------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Loan                                                207        207
                                         Preferred Stock (1,116,902 shares)                4,536      4,536
                                         Warrants                                            662        662
-----------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                  12,973     12,973
-----------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                   1,503        118
                                         Common Stock (910 shares)                            57         --
-----------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                   3,896      3,896
                                         Warrants                                             54         54
                                         Equity Interests                                    500        500
-----------------------------------------------------------------------------------------------------------
United Pet Group                         Debt Securities                                   4,957      4,957
                                         Warrants                                             15         15
-----------------------------------------------------------------------------------------------------------
Venturehouse Group, LLC                  Common Equity Interest                              333        333
-----------------------------------------------------------------------------------------------------------
Walker Investment Fund, II, L.P.         Limited Partnership Interest                        600        600
-----------------------------------------------------------------------------------------------------------
Warn Industries                          Debt Securities                                  18,972     18,972
                                         Warrants                                          1,429      1,429
-----------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                             24        322
-----------------------------------------------------------------------------------------------------------
Wilmar Industries, Inc.                  Debt Securities                                  33,666     33,666
                                         Warrants                                          1,181      1,181
-----------------------------------------------------------------------------------------------------------
Wilshire Restaurant Group, Inc.          Debt Securities                                  15,000     15,000
                                         Warrants                                             --         --
-----------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.                  Loan                                             12,836     12,836
-----------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                   7,581      7,581
                                         Equity Interests                                  1,700      1,700
                                         Warrants                                            450        450
-----------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                  15,068     15,068
                                         Preferred Stock (100 shares)                      3,700      3,700
                                         Common Stock (99 shares)                            100      7,100
-----------------------------------------------------------------------------------------------------------
     Total private finance (114 investments)                                            $963,648   $967,521
-----------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                           SEPTEMBER 30, 2000
                                              INTEREST       NUMBER OF   -----------------------
 (IN THOUSANDS, EXCEPT NUMBER OF LOANS)     RATE RANGES        LOANS        COST        VALUE
----------------------------------------  ----------------   ---------   ----------   ----------
COMMERCIAL REAL ESTATE FINANCE                                                       (UNAUDITED)

Commercial Mortgage Loans                     Up to  6.99%        4      $      977   $    2,675
                                              7.00%- 8.99%       10          29,751       31,851
                                              9.00%-10.99%       19          21,985       21,873
                                             11.00%-12.99%       47          34,174       34,306
                                             13.00%-14.99%       14          14,134       14,135
                                          15.00% and above        3           1,037        1,013
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                             97      $  102,058   $  105,853
------------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,953   $   29,953
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,920       35,972
  COMM 1999-1                                          5.7%      105,010       55,250       55,189
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,797       24,800
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,439       44,439
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,251       28,176
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,429       20,579
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,429       20,429
  FUNB CMT, Series 1999-C4                             6.5%       49,288       22,326       22,524
  Heller Financial, HFCMC Series 2000 PH-1             6.8%       55,026       24,943       24,943
  SBMS VII, Inc., Series 2000-NL1                      7.2%       40,940       26,324       26,796
  DLJ Commercial Mortgage Trust, Series 2000-CF1       7.0%       49,364       25,700       25,920
  Deutsche Bank Alex. Brown, Series Comm 2000-C1       6.9%       51,452       24,593       24,385
  LB-UBS Commercial Mortgage Trust, Series 2000-C4     6.9%       47,818       24,157       25,149
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $813,834   $  407,511   $  409,254
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   77,205   $   77,205
Residual Interest Spread                                                        4,213        2,713
Real Estate Owned                                                               6,371        5,005
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  597,358   $  600,030
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   71,591   $   70,656
--------------------------------------------------------------------------------------------------
Total portfolio                                                            $1,632,597   $1,638,207
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

                                                                            DECEMBER 31, 1999
                                              INTEREST       NUMBER OF   -----------------------
 (IN THOUSANDS, EXCEPT NUMBER OF LOANS)     RATE RANGES        LOANS        COST        VALUE
----------------------------------------  ----------------   ---------   ----------   ----------
COMMERCIAL REAL ESTATE FINANCE

Commercial Mortgage Loans                     Up to  6.99%        5      $    1,422   $    1,422
                                              7.00%- 8.99%       15          71,619       71,595
                                              9.00%-10.99%       41          39,415       39,623
                                             11.00%-12.99%       30          25,016       25,175
                                             13.00%-14.99%       12          15,207       15,230
                                          15.00% and above        3           1,088        1,064
------------------------------------------------------------------------------------------------
     Total commercial mortgage loans                            106      $  153,767   $  154,109
------------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 61,302   $   29,141   $   29,141
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       71,640       35,453       35,453
  COMM 1999-1                                          5.7%      105,010       54,166       54,166
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       49,486       24,505       24,505
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,622       44,288       44,288
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       50,449       28,115       28,115
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       42,391       20,054       20,054
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,121       20,121
  FUNB CMT, Series 1999-C4                             6.5%       49,288       21,851       21,851
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $569,234   $  277,694   $  277,694
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   76,374   $   76,374
Residual Interest Spread                                                        6,882        5,382
Real Estate Owned                                                               7,305        6,470
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  522,022   $  520,029
--------------------------------------------------------------------------------------------------
Small business finance                                                     $   61,708   $   61,428
--------------------------------------------------------------------------------------------------
Total portfolio                                                            $1,222,901   $1,228,497
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

NOTE 2. BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 and for the nine months ended September 30, 2000 and 1999 and the results of operations, changes in net assets, and cash flows for these periods. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1999 balances to conform with the 2000 financial statement presentation.

     In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a Replacement of FASB Statement No. 125", which requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000. The revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO

     The Company's investment operations are conducted in three primary areas: private finance, commercial real estate finance, and small business finance.

PRIVATE FINANCE

     At September 30, 2000 and December 31, 1999, the private finance portfolio consisted of the following:

                                               2000                          1999
                                    ---------------------------   ---------------------------
                                      COST      VALUE     YIELD     COST      VALUE     YIELD
          (IN THOUSANDS)            --------   --------   -----   --------   --------   -----
Loans and debt securities.........  $833,286   $814,346   14.6%   $578,570   $559,746   14.2%
Equity interests..................   130,362    153,175             60,601     87,294
                                    --------   --------           --------   --------
          Total...................  $963,648   $967,521           $639,171   $647,040
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

     At September 30, 2000 and December 31, 1999, approximately 98% of the Company's private finance loan portfolio was composed of fixed interest rate loans. At September 30, 2000 and December 31, 1999, loans and debt securities with a value of $51,982,000 and $34,560,000, respectively, were not accruing interest.

     The geographic and industry compositions of the private finance portfolio at September 30, 2000 and December 31, 1999 were as follows:

                                                              2000   1999
                                                              ----   ----
GEOGRAPHIC REGION
Midwest.....................................................   27%    26%
Mid-Atlantic................................................   25     23
West........................................................   23     11
Southeast...................................................   16     27
Northeast...................................................    7      9
International...............................................    2      4
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000   1999
                                                              ----   ----
INDUSTRY
Business Services...........................................   32%    32%
Consumer Products...........................................   25     19
Industrial Products.........................................   12     12
Telecommunications..........................................    7      5
Retail......................................................    7      8
Broadcasting/Cable..........................................    6     11
Education...................................................    4      5
Other.......................................................    7      8
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

COMMERCIAL REAL ESTATE FINANCE

     At September 30, 2000 and December 31, 1999, the commercial real estate finance portfolio consisted of the following:

                                       2000                          1999
                            ---------------------------   ---------------------------
                              COST      VALUE     YIELD     COST      VALUE     YIELD
           (IN THOUSANDS)   --------   --------   -----   --------   --------   -----
Loans.....................  $102,058   $105,853    9.7%   $153,767   $154,109    9.4%
CMBS......................   488,929    489,172   13.9%    360,950    359,450   13.5%
REO.......................     6,371      5,005              7,305      6,470
                            --------   --------           --------   --------
       Total..............  $597,358   $600,030           $522,022   $520,029
                            ========   ========           ========   ========

  LOANS

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

     At September 30, 2000 and December 31, 1999, approximately 71% and 29% and 81% and 19%, of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2000 and December 31, 1999, loans with a value of $11,472,000 and $8,334,000, respectively, were not accruing interest.

     The geographic composition and the property types securing the commercial mortgage loan portfolio at September 30, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
Southeast...................................................   36%     31%
Mid-Atlantic................................................   23      32
West........................................................   20      25
Midwest.....................................................   15       9
Northeast...................................................    6       3
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

                                                              2000    1999
                                                              ----    ----
PROPERTY TYPE
Hospitality.................................................   33%     42%
Office......................................................   29      24
Retail......................................................   18      11
Recreation..................................................    9       8
Other.......................................................   11      15
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

  CMBS

     At September 30, 2000 and December 31,1999, the CMBS portfolio consisted of the following:

                                                 2000                  1999
                                          -------------------   -------------------
                                            COST      VALUE       COST      VALUE
             (IN THOUSANDS)               --------   --------   --------   --------
Purchased CMBS..........................  $407,511   $409,254   $277,694   $277,694
Residual CMBS...........................    77,205     77,205     76,374     76,374
Residual interest spread................     4,213      2,713      6,882      5,382
                                          --------   --------   --------   --------
          Total.........................  $488,929   $489,172   $360,950   $359,450
                                          ========   ========   ========   ========

     PURCHASED CMBS. The Company has Purchased CMBS bonds with a face amount of $813,834,000 and a cost of $407,511,000, with the difference representing original issue discount. As of September 30, 2000 and December 31, 1999, the estimated yield to maturity on the Purchased CMBS was approximately 14.7% and 14.6%, respectively. The Company's yield on its Purchased CMBS is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. At September 30, 2000 and December 31, 1999, the yield on the Purchased CMBS portfolio was computed assuming a 1% loss estimate for its entire underlying collateral mortgage pool. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The underlying rating classes of the Purchased CMBS is as follows:

                               SEPTEMBER 30, 2000                 DECEMBER 31, 1999
                        --------------------------------   --------------------------------
                                              PERCENTAGE                         PERCENTAGE
                          COST      VALUE      OF TOTAL      COST      VALUE      OF TOTAL
    (IN THOUSANDS)      --------   --------   ----------   --------   --------   ----------
BB+...................  $  8,608   $  8,968       2.2%     $     --   $     --     --   %
BB....................    66,850     68,233      16.7        41,091     41,091      14.8
BB-...................    66,594     66,594      16.3        46,692     46,692      16.8
B+....................    59,396     59,396      14.5        41,765     41,765      15.0
B.....................    89,230     89,230      21.8        64,830     64,830      23.4
B-....................    56,156     56,156      13.7        40,995     40,995      14.8
CCC...................     7,812      7,812       1.9         6,506      6,506       2.3
Unrated...............    52,865     52,865      12.9        35,815     35,815      12.9
                        --------   --------     -----      --------   --------     -----
          Total.......  $407,511   $409,254     100.0%     $277,694   $277,694     100.0%
                        ========   ========     =====      ========   ========     =====

     As of September 30, 2000, the BB+ and BB rated classes of the Purchased CMBS were classified by the Company as held for sale, and therefore, have been valued at the market price at which the Company would expect to sell these securities. All other classes of Purchased CMBS were classified as held for investment at September 30, 2000.

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

     As of September 30, 2000 and December 31, 1999, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The three bond classes sold had an aggregate weighted average interest rate of 6.5% as of September 30, 2000 and December 31, 1999. The value of the Residual CMBS was determined using a discount rate equal to the average interest rate of the underlying mortgage loans. The value of the residual interest spread was determined based on a constant prepayment rate of 7% and a discount rate of 14%.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     The geographic composition and the property types of the underlying mortgage loan pools securing the CMBS at September 30, 2000 and December 31, 1999 were as follows:

                                                              2000    1999
                                                              ----    ----
GEOGRAPHIC REGION
West........................................................   31%     32%
Mid-Atlantic................................................   23      23
Midwest.....................................................   22      21
Southeast...................................................   19      20
Northeast...................................................    5       4
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===
PROPERTY TYPE
Retail......................................................   32%     33%
Housing.....................................................   30      29
Office......................................................   21      20
Hospitality.................................................    8       9
Other.......................................................    9       9
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

SMALL BUSINESS FINANCE

     At September 30, 2000 and December 31, 1999, the small business finance portfolio consisted of the following:

                                                    2000                1999
                                              -----------------   -----------------
                                               COST      VALUE     COST      VALUE
                                              -------   -------   -------   -------
(IN THOUSANDS)
7(a) loans..................................  $45,590   $44,689   $43,246   $43,000
Residual interest in loans sold.............    8,050     8,050     4,036     4,036
Residual interest spread....................   16,729    16,729    14,046    14,046
REO.........................................    1,222     1,188       380       346
                                              -------   -------   -------   -------
          Total.............................  $71,591   $70,656   $61,708   $61,428
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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED
     As permitted by SBA regulations, the Company sells to investors, without recourse, 100% of the guaranteed portion of its 7(a) loans while retaining the right to service 100% of such loans. Additionally, the Company sells up to a 90% interest in the unguaranteed portion of its 7(a) loans through a structured finance agreement with a commercial paper conduit.

     In 1999, the Company sold $36,387,000 of the unguaranteed portion of 7(a) loans into the facility. The Company received $35,500,000 in proceeds and retained a subordinated interest valued at $4,036,000. The Company recognized a premium from the loan sale of $4,106,000, which includes the value of the retained residual interest spread.

     As of September 30, 2000 and December 31, 1999, 7(a) loans with a value of $6,556,000 and $5,562,000, respectively, were not accruing interest.

     As of September 30, 2000 and December 31, 1999, 7(a) loans include a balance of $9,327,000 and $7,667,000, respectively, that is guaranteed by the SBA.

NOTE 4. DEBT

     At September 30, 2000 and December 31, 1999, the Company had the following debt:

                                                         2000                   1999
                                                 ---------------------   -------------------
                                                  FACILITY     AMOUNT    FACILITY    AMOUNT
                                                   AMOUNT      DRAWN      AMOUNT     DRAWN
                                                 ----------   --------   --------   --------
(IN THOUSANDS)
Notes payable and debentures:
  Unsecured long-term notes payable............  $  419,000   $419,000   $419,000   $419,000
  SBA debentures...............................      98,450     77,450     74,650     62,650
  Auction rate reset note......................      75,000     75,000         --         --
  OPIC loan....................................       5,700      5,700      5,700      5,700
                                                 ----------   --------   --------   --------
          Total notes payable and debentures...     598,150    577,150    499,350    487,350
                                                 ----------   --------   --------   --------
Revolving credit facilities:
  Revolving line of credit.....................     417,500    185,000    340,000     82,000
  Master loan and security agreement...........     100,000         --    100,000     23,500
                                                 ----------   --------   --------   --------
          Total revolving credit facilities....     517,500    185,000    440,000    105,500
                                                 ----------   --------   --------   --------
  Total........................................  $1,115,650   $762,150   $939,350   $592,850
                                                 ==========   ========   ========   ========

NOTES PAYABLE AND DEBENTURES

     UNSECURED LONG-TERM NOTES PAYABLE. In June 1998, May 1999 and November 1999, the Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have terms of five or seven years. The weighted average interest rate on the notes was 7.6% at September 30, 2000 and December 31, 1999. The notes may be prepaid in whole or in part together with an interest premium, as stipulated in the note agreement.

     SBA DEBENTURES. At September 30, 2000 and December 31, 1999, the Company had debentures payable to the SBA with terms of ten years and at interest rates ranging from 6.9% to 9.6%. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. DEBT, CONTINUED
     AUCTION RATE RESET NOTE. On August 31, 2000, the Company completed a private placement of a $75 million Auction Rate Reset Senior Note Series A. The note matures on December 2, 2002 and bears interest at the London Interbank Offer Rate ("LIBOR") plus 175 basis points which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer such interest payments.

     As a means to repay the note, the Company has entered into an agreement to issue $75 million of debt, equity or other securities in one or more public or private transactions, or prepay the note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

     SCHEDULED MATURITIES. Scheduled future maturities of notes payable and debentures at September 30, 2000 are as follows:

                            YEAR                              AMOUNT MATURING
                            ----                              ---------------
                                                              (IN THOUSANDS)
2000........................................................     $ 11,100
2001........................................................        9,350
2002........................................................       75,000
2003........................................................      140,000
2004........................................................      221,000
Thereafter..................................................      120,700
                                                                 --------
          Total.............................................     $577,150
                                                                 ========

REVOLVING CREDIT FACILITIES

     REVOLVING LINE OF CREDIT. The Company has an unsecured revolving line of credit for $417,500,000. The facility may be expanded up to $500,000,000. The facility bears interest at LIBOR plus 1.25% and adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 7.9% and 7.7% at September 30, 2000 and December 31, 1999, respectively, and the facility requires a commitment fee equal to 0.25% of the committed amount. The line expires in May 2002. The line of credit requires monthly interest payments and all principal is due upon its expiration.

     MASTER LOAN AND SECURITY AGREEMENT. The Company had a facility to borrow up to $100,000,000, using certain commercial mortgage loans as collateral. The Company pledged commercial mortgage loans as collateral for the facility such that the amount borrowed is approximately equal to 80% of the value of the collateral pledged. The agreement generally required interest-only payments with all principal due at maturity. The agreement charged interest at the one-month LIBOR plus 1.0%, adjusted daily, or 7.6% and 6.8% at September 30, 2000 and December 31, 1999, respectively. The agreement matured on October 27, 2000 and was not renewed.

     The average debt outstanding on the revolving credit facilities was $179,312,000 and $123,860,000 for the nine months ended September 30, 2000 and for the year ended December 31, 1999, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the nine months ended September 30, 2000 and for the year ended December 31, 1999, were $257,000,000 and $199,392,000, and 7.6% and 6.5%, respectively.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. SHAREHOLDERS' EQUITY

     Sale of common stock for the nine months ended September 30, 2000 and the year ended December 31, 1999 was as follows:

                                                                2000       1999
                       (IN THOUSANDS)                         --------   --------
Number of common shares.....................................    14,812      8,659
Gross proceeds..............................................  $263,460   $172,539
Less costs including underwriting fees......................   (12,549)    (8,270)
                                                              --------   --------
  Net proceeds..............................................  $250,911   $164,269
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

     Dividend reinvestment plan activity for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was as follows:

                                                               2000     1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ------   ------
Shares issued...............................................     199      233
Average price per share.....................................  $18.18   $19.43

NOTE 6. EARNINGS PER COMMON SHARE

     Earnings per common share for the nine months ended September 30, 2000 and 1999 were as follows:

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2000      1999
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   -------
Net increase in net assets resulting from operations........  $100,820   $67,645
Less preferred stock dividends..............................      (165)     (165)
                                                              --------   -------
Income available to common shareholders.....................  $100,655   $67,480
                                                              ========   =======
Weighted average basic shares outstanding...................    70,604    59,077
Options outstanding to officers.............................       173       162
                                                              --------   -------
Weighted average diluted shares outstanding.................    70,777    59,239
                                                              ========   =======
BASIC EARNINGS PER COMMON SHARE.............................  $   1.43   $  1.14
                                                              ========   =======
DILUTED EARNINGS PER COMMON SHARE...........................  $   1.42   $  1.14
                                                              ========   =======

NOTE 7. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7. CUT-OFF AWARD AND FORMULA AWARD, CONTINUED
(the "Cut-off Award"). The Cut-off Award was computed for each unvested option as of the Merger date. The Cut-off Award was equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award was payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximated $2.9 million in the aggregate and has been expensed as the Cut-off Award vests. For the nine months ended September 30, 2000 and the year ended December 31, 1999, $535,000 and $532,000, respectively, of the Cut-off Award vested.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-merger. In the aggregate, the Formula Award equaled 6% of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust under the deferred compensation plan and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vests equally in three installments on December 31, 1998, 1999 and 2000; provided, however, that such Formula Award vests immediately upon a change in control of the Company. The Formula Award has been expensed in each year in which it vests. For the nine months ended September 30, 2000 and for the year ended December 31, 1999, $4,262,000 and $6,221,000, respectively, was expensed as a result of the Formula Award. For the nine months ended September 30, 2000 and for the year ended December 31, 1999, the liability related to the Formula Award was $4,854,000 and $6,221,000, respectively, and has been included in common stock held in deferred compensation trust. Vested Formula Awards are distributable to recipients at the Company's discretion, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards are forfeited upon a recipient's separation from service and the related Company stock is retired. For the nine months ended September 30, 2000 and for the year ended December 31, 1999, $563,000 and $61,000, respectively, of the Formula Award was forfeited.

     On January 3, 2000 and January 4, 1999, the Company distributed shares of the Company's common stock with a value of $4,274,000 and $4,062,000, respectively, representing the portion of the Formula Award that vested during the respective previous year.

NOTE 8. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $1.36 per common share dividend or $98,617,000 for the nine months ended September 30, 2000.

NOTE 9. SUBSEQUENT EVENTS

     On October 24, 2000, the Company closed on $125 million of five-year unsecured long-term debt, financed primarily by insurance companies. The five-year notes were priced at 8.54% and have

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9. SUBSEQUENT EVENTS, CONTINUED
substantially the same terms as the Company's existing long-term debt. The proceeds from this debt were used to repay borrowings from the revolving line of credit.

     On October 31, 2000, the Company entered into a definitive merger agreement in order to acquire BLC Financial Services Inc. ("BLC") in a stock for stock exchange. The transaction will create an independently managed, private portfolio company. The Company also plans to merge its small business finance portfolio and Allied Capital Express operations into the new portfolio company.

     To effect the transaction, the Company will issue approximately 4.2 million shares of common stock, and BLC shareholders will receive a fixed exchange ratio of 0.180 shares of Company common stock for each share of BLC stock in a tax-free exchange. In addition, in a separate transaction, the Company intends to acquire a corporate shareholder of BLC for approximately $9.1 million in cash. The Company filed a registration statement on Form N-14 with the SEC on November 6, 2000 to register the shares to be issued in this transaction.

     The Company will own approximately 95% of the portfolio company upon completion of the transaction. Certain officers, directors and existing shareholders of BLC will retain approximately 5% ownership. The Company's investment is structured to provide a current return through interest, dividends and fee income, and the investment will include debt, preferred stock and common stock. In addition, the Company believes there is opportunity to add value to the new portfolio company and to position its investment for future capital gain. Necessary approvals to complete the transaction include an affirmative vote of BLC shareholders, as well as regulatory approval by the SBA. The transaction is expected to close by December 31, 2000.

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

     The Company's portfolio composition at September 30, 2000 and December 31, 1999 was as follows:

                                                                   AT              AT
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Private Finance.............................................       59%             53%
Commercial Real Estate Finance..............................       37%             42%
Small Business Finance......................................        4%              5%

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

PORTFOLIO AND INVESTMENT ACTIVITY

     Total portfolio investment activity and yields were as follows:

                                                       AT SEPTEMBER 30,   AT DECEMBER 31,
                                                             2000              1999
                                                       ----------------   ---------------
                                                                 (IN MILLIONS)
Portfolio at Value...................................      $1,638.2          $1,228.5
Yield................................................         13.9%             13.0%

                                   FOR THE THREE     FOR THE NINE
                                   MONTHS ENDED      MONTHS ENDED
                                   SEPTEMBER 30,     SEPTEMBER 30,       FOR THE YEAR
                                  ---------------   ---------------   ENDED DECEMBER 31,
                                   2000     1999     2000     1999           1999
                                  ------   ------   ------   ------   ------------------
                                                      (IN MILLIONS)
New Investments.................  $237.8   $191.5   $640.2   $534.0         $751.9
Repayments......................  $ 59.1   $ 48.7   $117.9   $120.6         $145.7
Sales...........................  $ 34.7   $ 52.9   $151.8   $120.9         $198.4

PRIVATE FINANCE

     Private finance investment activity and yields were as follows:

                                                       AT SEPTEMBER 30,   AT DECEMBER 31,
                                                             2000              1999
                                                       ----------------   ---------------
                                                                 (IN MILLIONS)
Portfolio at Value...................................       $967.5            $647.0
Yield................................................        14.6%             14.2%

                                   FOR THE THREE     FOR THE NINE
                                   MONTHS ENDED      MONTHS ENDED
                                   SEPTEMBER 30,     SEPTEMBER 30,       FOR THE YEAR
                                  ---------------   ---------------   ENDED DECEMBER 31,
                                   2000     1999     2000     1999           1999
                                  ------   ------   ------   ------   ------------------
                                                      (IN MILLIONS)
New Investments.................  $148.5   $110.4   $387.6   $237.6         $346.7
Repayments......................  $ 49.6   $ 38.3   $ 88.8   $ 86.5         $ 87.5

     The private finance portfolio increased 50% from December 31, 1999 to September 30, 2000 and 67% during the year ended December 31, 1999. The Company's increasing capital base has enabled it to make larger private finance investments, supporting the increase in originations for 2000 and 1999. During the three months ended September 30, 2000, the Company originated 10 investments with an average investment size of $14.0 million and a weighted average current yield on loans and debt securities of 15.7%. Investments during the third quarter of 2000 included an investment in Wilmar Industries, Inc. for $33.7 million. As a part of this transaction, Wilmar repaid in full the $30 million investment that the Company provided in May 2000. During the nine months ended September 30, 2000, the Company originated 26 investments with an average investment size of $14.0 million and a weighted average current yield on loans and debt securities of 15.3%. During 1999, the Company originated 27 investments with an average investment size of $12.4 million and a weighted average current yield on loans and debt securities of 13.6%. The current yield on the private finance portfolio will fluctuate over time depending on the equity "kicker" or warrants received with each financing. Private finance investments are generally structured such that equity kickers may provide an additional investment return of up to 10%.

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

     The Company believes that the fund investment strategy is an excellent means of participating in technology investing through a diverse pooled investment portfolio. The fund concept allows the Company to participate in a pooled investment return without exposure to the risk of any single technology investment. During 2000, the Company committed a total of $41.2 million to seven private equity funds. The committed amount is expected to be invested over the next three years. The Company has funded $4.4 million of this commitment during the nine months ended September 30, 2000.

COMMERCIAL REAL ESTATE FINANCE

     Commercial real estate finance investment activity and yields were as follows:

                                                       AT SEPTEMBER 30,   AT DECEMBER 31,
                                                             2000              1999
                                                       ----------------   ---------------
                                                                 (IN MILLIONS)
Portfolio at Value...................................       $600.0            $520.0
Yield................................................        13.2%             12.3%

                                    FOR THE THREE    FOR THE NINE
                                    MONTHS ENDED     MONTHS ENDED        FOR THE YEAR
                                    SEPTEMBER 30,    SEPTEMBER 30,    ENDED DECEMBER 31,
                                    -------------   ---------------   ------------------
                                    2000    1999     2000     1999           1999
                                    -----   -----   ------   ------   ------------------
                                                       (IN MILLIONS)
New Investments...................  $52.6   $46.4   $143.7   $216.2         $288.7
Repayments........................  $ 6.5   $ 9.2   $ 20.8   $ 20.0         $ 51.5
Sales.............................  $ 1.6   $27.7   $ 53.1   $ 60.6         $ 86.1

     The commercial real estate finance portfolio increased 15% from December 31, 1999 to September 30, 2000 and increased 46.5% for the year ended December 31, 1999. During 1999, the Company began to migrate its portfolio from investments in lower yielding commercial mortgage loans to higher yielding real estate investments.

     During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade commercial mortgage-backed securities ("CMBS") at significant discounts from the face amount of the bonds. Turmoil in the CMBS market created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these collateralized bonds increased, thus providing an attractive investment opportunity. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is fully secured by commercial mortgage loans. The Company opportunistically purchased CMBS throughout 1999, and has continued to do so during 2000. However, the Company has begun to curtail its CMBS investment activity to maintain a balanced portfolio and does not currently expect to purchase additional CMBS during the fourth quarter of 2000. In addition, during the third quarter of 2000, the Company decided to begin to liquidate its portfolio of BB+ and BB rated bonds.

     The underlying pool of approximately 2,600 loans that are collateral for our CMBS had underwritten loan to value ("LTV") and debt service coverage ratios ("DSCR") as follows.

                    LOAN TO VALUE RANGES                            $          %
                    --------------------                      -------------   ---
                                                              (IN MILLIONS)
Less than 60%...............................................    $ 1,544.5      12%
60 - 65%....................................................        961.9       8%
65 - 70%....................................................      2,051.8      16%
70 - 75%....................................................      4,247.2      33%
75 - 80%....................................................      3,727.8      29%
Greater than 80%............................................        214.2       2%
                                                                ---------     ---
                                                                $12,747.4     100%
                                                                =========     ===
Weighted average LTV........................................        70.1%

                   DEBT SERVICE COVERAGE
                        RATIO RANGES                                $          %
                   ---------------------                      -------------   ---
                                                              (IN MILLIONS)
1.00 - 1.25.................................................    $ 3,178.3      25%
1.26 - 1.50.................................................      7,174.7      56%
1.51 - 1.75.................................................      1,487.9      12%
1.76 - 2.00.................................................        440.6       3%
Greater than 2.00...........................................        465.9       4%
                                                                ---------     ---
                                                                $12,747.4     100%
                                                                =========     ===
Weighted average DSCR.......................................         1.40

     The increase in the commercial real estate portfolio during 2000 and 1999 was primarily due to the purchase of CMBS. The Company purchases CMBS at significant discounts from the face amount of the bonds. During the third quarter of 2000, the Company purchased $48.8 million in CMBS with a face value of $101.3 million and a weighted average yield to maturity of 15.0% after assuming a 1% loss rate on the underlying collateral mortgage pool. During the nine months ended September 30, 2000 the Company purchased $124.3 million in CMBS with a face value of $244.6 million and a weighted average yield to maturity of 14.7% after assuming a 1% loss rate on the underlying collateral mortgage pool. In 1999, the Company purchased $245.9 million in CMBS with a face value of $507.9 million and a weighted average yield to maturity of 14.6% after assuming a 1% loss rate on the underlying collateral mortgage pool. At September 30, 2000, the face value of the entire purchased CMBS portfolio was $813.8 million, our cost of acquiring the securities was $405.4 million and our unamortized discount was $406.3 million. The yield on the purchased CMBS portfolio was 14.7% as of September 30, 2000.

     The Company has been liquidating much of its whole commercial mortgage loan portfolio so that it can redeploy the proceeds into higher yielding assets and for the three months ended September 30, 2000, the Company sold $1.6 million of commercial mortgage loans. For the nine months ended September 30, 2000, the Company sold $53.1 million of commercial mortgage loans. At September 30, 2000, the Company's whole commercial loan portfolio had been reduced to $105.9 million from $154.1 million at December 31, 1999. During 1999, the Company sold $86.1 million of commercial mortgage loans.

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

     Allied Capital Express loan activity and yields were as follows:

                                                       AT SEPTEMBER 30,   AT DECEMBER 31,
                                                             2000              1999
                                                       ----------------   ---------------
                                                                 (IN MILLIONS)
Portfolio at Value...................................       $70.7              $61.4
Yield................................................       12.3%              11.5%

                                      FOR THE THREE    FOR THE NINE
                                      MONTHS ENDED     MONTHS ENDED    FOR THE YEAR ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,       DECEMBER 31,
                                      -------------   --------------   ------------------
                                      2000    1999     2000    1999           1999
                                      -----   -----   ------   -----   ------------------
                                                         (IN MILLIONS)
New Investments.....................  $36.7   $34.7   $109.0   $80.2         $116.5
Repayments..........................  $ 3.0   $ 1.2   $  8.3   $ 9.9         $  6.7
Sales...............................  $33.1   $25.2   $ 98.8   $60.3         $112.3

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

     On October 31, 2000, the Company entered into a definitive merger agreement in order to acquire BLC Financial Services Inc. ("BLC") in a stock for stock exchange. The transaction will create an independently managed, private portfolio company. The Company also plans to merge its small business finance portfolio and Allied Capital Express operations into the new portfolio company.

     To effect the transaction, the Company will issue approximately 4.2 million shares of common stock, and BLC shareholders will receive a fixed exchange ratio of 0.18 shares of Company common stock for each share of BLC stock in a tax-free exchange. In addition, in a separate transaction, the Company intends to acquire a corporate shareholder of BLC for approximately $9.1 million in cash. The Company filed a registration statement on Form N-14 with the SEC on November 6, 2000 to register the shares to be issued in this transaction.

     The Company will own approximately 95% of the portfolio company upon completion of the transaction. Management will retain approximately 5% ownership. The Company's investment is structured to provide a current return through interest, dividends and fee income, and the investment will include debt, preferred stock and common stock. In addition, the Company believes there is opportunity to add value to the new portfolio company and to position its investment for future capital gain. Necessary approvals to complete the transaction include an affirmative vote of BLC shareholders, as well as regulatory approval by the SBA. The transaction is expected to close by December 31, 2000.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The following table summarizes Allied Capital's operating results for the nine months ended September 30, 2000 and 1999:

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------              PERCENT
                                                             2000       1999      CHANGE    CHANGE
                                                           --------   --------   --------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST AND RELATED PORTFOLIO INCOME
  Interest...............................................  $129,768   $84,419    $45,349       54%
  Premiums from loan dispositions........................    10,752     9,032      1,720       19%
  Investment advisory fees and other income..............     9,334     5,411      3,923       73%
                                                           --------   -------    -------     -----
          Total interest and related portfolio income....   149,854    98,862     50,992       52%
                                                           --------   -------    -------     -----
EXPENSES
  Interest...............................................    41,645    24,173     17,472       72%
  Employee...............................................    14,709    11,303      3,406       30%
  Administrative.........................................    10,711     8,476      2,235       26%
                                                           --------   -------    -------     -----
          Total operating expenses.......................    67,065    43,952     23,113       53%
                                                           --------   -------    -------     -----
  Formula and cut-off awards.............................     4,797     5,188       (391)      (8%)
                                                           --------   -------    -------     -----
          Portfolio income before net realized and
             unrealized gains............................    77,992    49,722     28,270       57%
                                                           --------   -------    -------     -----
NET REALIZED AND UNREALIZED GAINS
  Net realized gains.....................................    23,095    16,448      6,647       40%
  Net unrealized gains (losses)..........................      (267)    1,475     (1,742)    (118%)
                                                           --------   -------    -------     -----
          Total net realized and unrealized gains........    22,828    17,923      4,905       27%
                                                           --------   -------    -------     -----
Net increase in net assets resulting from operations.....  $100,820   $67,645    $33,175       49%
                                                           ========   =======    =======     =====
Diluted earnings per share...............................  $   1.42   $  1.14    $  0.28       25%
                                                           ========   =======    =======     =====
Weighted average shares outstanding - diluted............    70,777    59,239     11,538       19%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income increased for the nine months ended September 30, 2000 by 52% as compared to the nine months ended September 30, 1999. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income.

                                                                  FOR THE NINE
                                                                  MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
Total Interest and Related Portfolio Income.................   $149.9       $98.9
Per share...................................................   $ 2.11       $1.67

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 44% to $1,485.0 million at September 30, 2000 from $1,033.6 million at September 30, 1999. The weighted average yield on the interest bearing investments in the portfolio at September 30, 2000 and 1999 was as follows:

                                                                    AT
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Private Finance.............................................  14.6%    14.0%
Commercial Real Estate Finance..............................  13.2%    11.8%
Small Business Finance......................................  12.3%    10.9%
Total Portfolio.............................................  13.9%    12.6%

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $8.7 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. This premium income results primarily from the premium paid by purchasers of loans originated through Allied Capital Express, less the origination commissions associated with the loans sold. The Company sold $98.8 million and $60.3 million of loans originated through Allied Capital Express during the nine months ended September 30, 2000 and 1999, respectively. The Company also sold commercial mortgage loans totaling $53.1 million and $60.6 million for the nine months ended September 30, 2000 and 1999, respectively.

     Prepayment premiums were $2.1 million, and $3.8 million for the nine months ended September 30, 2000 and 1999, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Our operating expenses include interest, employee and administrative expenses. The Company's largest expense is interest on indebtedness. The fluctuations in interest expense during the nine months ended September 30, 2000 and 1999 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Total Outstanding Debt......................................  $762.2   $537.9
Average Outstanding Debt....................................  $684.3   $414.1
Weighted Average Cost.......................................    8.1%     7.4%
BDC Asset Coverage*.........................................    236%     223%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects the increase in total employees, combined with wage increases and the experience level of employees hired. Total employees were 136 and 124 at September 30, 2000 and 1999, respectively. The Company has been an active recruiter for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals throughout 2000 to support anticipated portfolio growth.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. Administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. The increase in administrative expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily the result of increases in costs associated with the growth of the Company and new regional offices.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance and commercial mortgage loans, offset by losses on investments.

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Realized Gains..............................................  $24.7   $21.6
Realized Losses.............................................   (1.6)   (5.2)
                                                              -----   -----
Net Realized Gains..........................................  $23.1   $16.4
                                                              =====   =====
Net Unrealized Gains (Losses)...............................  $(0.3)  $ 1.5
                                                              =====   =====

     Realized gains of $24.7 million for the nine months ended September 30, 2000, resulted primarily from transactions involving seven portfolio companies, Southwest PCS, L.P. ($11.5 million), Grant Television, Inc. ($5.4 million), Julius Koch USA, Inc. ($1.7 million), Wilmar Industries, Inc. ($1.2 million), Hotelevision ($1.0 million), FTI Consulting, Inc. ($0.7 million) and Panera Bread Co. ($0.7 million). During the second quarter of 2000, the Company had the opportunity to sell its equity interest in Southwest PCS, L.P. ("SWPCS") to SWPCS's parent company. The Company sold its equity interest in exchange for two notes totaling $12.5 million. The first note was a short-term full recourse note for $5.0 million, bearing interest at a rate of 15% per annum. This first note was repaid on September 30, 2000. The second note was a two-year full recourse note for $7.5 million, bearing interest at 15% per annum. The second note is secured by the equity interest sold by the Company. The Company reversed previously recorded unrealized appreciation of $6.2 million when these gains were realized. Realized gains for the nine months ended September 30, 1999 of $21.6 million resulted primarily from transactions involving three portfolio companies. The Company reversed previously recorded unrealized appreciation of $8.3 million when these 1999 gains were realized.

     Realized losses of $1.6 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively, resulted from the liquidation of certain portfolio investments. Losses realized for the nine months ended September 30, 2000 and 1999 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security's value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $1.3 million and $4.7 million when the related losses were realized for the nine months ended September 30, 2000 and 1999, respectively.

     Net unrealized losses of $0.3 million and net unrealized gains of $1.5 million for the nine months ended September 30, 2000 and 1999, respectively, consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of unrealized appreciation or depreciation resulting from realized gains or losses. During the third quarter of 2000, a portfolio company, NETtel Communications, Inc. ("NETtel") filed for bankruptcy protection. The Company has a $22 million senior debt and preferred stock investment in NETtel. Due to the portfolio company's current situation, in the third quarter the Company decreased the value of its principal investment in NETtel by recording unrealized depreciation of $8.5 million, reversed previously recorded unrealized appreciation of $1.4 million and placed the senior debt on non-accrual status. At September 30, 2000, net unrealized appreciation in the portfolio totaled $4.3 million and was composed of unrealized appreciation of $44.0 million, resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $39.7 million, resulting primarily from underperforming loan and equity interests in the portfolio. At September 30, 1999, net unrealized appreciation in the portfolio totaled $3.9 million and was composed of unrealized appreciation of $31.8 million and unrealized depreciation of $27.9 million.

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

     At September 30, 2000, the Company's portfolio was graded as follows:

                                                           PORTFOLIO         PERCENTAGE OF
GRADE                                                      AT VALUE         TOTAL PORTFOLIO
-----                                                    -------------      ---------------
                                                         (IN MILLIONS)
1......................................................    $  156.0               9.5%
2......................................................     1,362.6              83.2%
3......................................................        40.0               2.4%
4......................................................        54.2               3.3%
5......................................................        25.4               1.6%
                                                           --------             ------
                                                           $1,638.2             100.0%
                                                           ========             ======

     Included in the Grade 5 portfolio at September 30, 2000 are private finance investments totaling $18.1 million at value, or 1.1% of the Company's total portfolio based on the valuation of the Board of Directors. The value of these Grade 5 private finance investments has been reduced from an aggregate cost of $48.0 million in order to reflect the Company's estimate of the net realizable value of these investments upon disposition. This reduction in value has been recorded as unrealized depreciation over several years in the Company's earnings. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified. Grade 5 private finance investments at December 31, 1999, 1998 and 1997 totaled $12.6 million, $6.4 million and $12.9 million at value, or 1.0%, 0.8% and 1.8% of the Company's total portfolio, respectively.

     At September 30, 2000, the credit quality of the Company's CMBS portfolio remained strong, with less than 0.2% in delinquencies. The yield used to accrue interest on this portfolio assumes a 1% loss rate on the entire underlying collateral mortgage pool.

     For the total investment portfolio, loans greater than 120 days delinquent were $51.7 million at value at September 30, 2000, or 3.2% of the total portfolio. Included in this category are loans valued at $13.5 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 1999 were $18.6 million at value, or 1.5% of the total portfolio, which included $11.7 million that were fully secured by real estate. Because we are a provider of long-term privately negotiated investment capital, it is not atypical for us to defer payment of principal or interest from time to time. As a result, the amount of our portfolio that is greater than 120 days delinquent may vary from quarter to quarter. The terms of our private finance agreements frequently provide an opportunity for our portfolio companies to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. We price our investment portfolio to provide adequate current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including current interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 120 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company's portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

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

     The weighted average common shares outstanding used to compute basic earnings per share were 70.6 million and 59.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 70.8 million and 59.2 million for the nine months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The following table summarizes Allied Capital's operating results for the three months ended September 30, 2000 and 1999:

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------              PERCENT
                                                             2000       1999      CHANGE    CHANGE
                                                           --------   --------   --------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST AND RELATED PORTFOLIO INCOME
  Interest...............................................  $ 48,054   $31,577    $16,477       52%
  Premiums from loan dispositions........................     2,909     4,700     (1,791)     (38%)
  Investment advisory fees and other income..............     5,029     1,721      3,308      192%
                                                           --------   -------    -------     -----
          Total interest and related portfolio income....    55,992    37,998     17,994       47%
                                                           --------   -------    -------     -----
EXPENSES
  Interest...............................................    15,054     9,766      5,288       54%
  Employee...............................................     4,949     4,192        757       18%
  Administrative.........................................     3,876     3,200        676       21%
                                                           --------   -------    -------     -----
          Total operating expenses.......................    23,879    17,158      6,721       39%
                                                           --------   -------    -------     -----
  Formula and cut-off awards.............................     1,394     1,567       (173)     (11%)
                                                           --------   -------    -------     -----
          Portfolio income before net realized and
             unrealized gains............................    30,719    19,273     11,446       59%
                                                           --------   -------    -------     -----
NET REALIZED AND UNREALIZED GAINS
  Net realized gains.....................................     8,054     4,886      3,168       65%
  Net unrealized gains (losses)..........................    (2,324)    2,785     (5,109)    (183%)
                                                           --------   -------    -------     -----
          Total net realized and unrealized gains........     5,730     7,671     (1,941)     (25%)
                                                           --------   -------    -------     -----
Net increase in net assets resulting from operations.....  $ 36,449   $26,944    $ 9,505       35%
                                                           ========   =======    =======     =====
Diluted earnings per share...............................  $   0.48   $  0.44    $  0.04        9%
                                                           ========   =======    =======     =====
Weighted average shares outstanding - diluted............    76,133    61,458     14,675       24%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. In addition to the discussion of the comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999 that follows, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Nine Months Ended September 30, 2000 and 1999" above for additional discussion regarding the nature of and reasons for fluctuation in income and expense items in the Company's operating results.

     Total interest and related portfolio income increased for the three months ended September 30, 2000 by 47% as compared to the three months ended September 30, 1999. Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes premiums from loan dispositions, prepayment premiums, and investment advisory fees and other income.

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
Total Interest and Related Portfolio Income.................   $56.0       $38.0
Per share...................................................   $0.73       $0.62

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 44% to $1,485.0 million at September 30, 2000 from $1,033.6 million at September 30, 1999.

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $2.9 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively. This premium income results primarily from the premium paid by purchasers of loans originated through Allied Capital Express, less the origination commissions associated with the loans sold. The Company sold $33.1 million and $25.2 million of loans originated through Allied Capital Express during the three months ended September 30, 2000 and 1999, respectively. The Company also sold commercial mortgage loans totaling $1.6 million and $27.7 million for the three months ended September 30, 2000 and 1999, respectively. There were no prepayment premiums for the three months ended September 30, 2000 and $3.2 million for the three months ended September 30, 1999.

     Our operating expenses include interest, employee and administrative expenses. The Company's largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended September 30, 2000 and 1999 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Total Outstanding Debt......................................  $762.2   $537.9
Average Outstanding Debt....................................  $734.3   $517.0
Weighted Average Cost.......................................    8.1%     7.4%
BDC Asset Coverage*.........................................    236%     223%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects the increase in total employees, combined with wage increases and the experience level of employees hired. Total employees were 136 and 124 at September 30, 2000 and 1999, respectively. The Company has been an active recruiter for experienced investment and operational personnel, and the Company will continue to actively recruit and hire new professionals throughout 2000 to support anticipated portfolio growth.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices. Administrative expenses also include travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. The increase in administrative expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was primarily the result of increases in costs associated with the growth of the Company and new regional offices.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance and commercial mortgage loans, offset by losses on investments. For further discussion of net realized and unrealized gains and losses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Nine Months Ended September 30, 2000 and 1999" above.

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Realized Gains..............................................  $ 8.7   $ 6.7
Realized Losses.............................................  $(0.7)  $(1.8)
                                                              -----   -----
Net Realized Gains..........................................  $ 8.0   $ 4.9
                                                              =====   =====
Net Unrealized Gains (Losses)...............................  $(2.3)  $ 2.8
                                                              =====   =====

     The weighted average common shares outstanding used to compute basic earnings per share were 75.5 million and 61.0 million for the three months ended September 30, 2000 and 1999, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 76.1 million and 61.5 million for the three months ended September 30, 2000 and 1999, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At September 30, 2000, the Company had $26.2 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its credit facilities.

'DEBT

     The Company had outstanding debt at September 30, 2000 as follows:

                                                                               ANNUAL
                                                                 AMOUNT       INTEREST
                                                               OUTSTANDING    COST(1)
                                                              -------------   --------
                                                              (IN MILLIONS)
Notes payable and debentures:
  Unsecured long-term notes payable.........................     $419.0         7.7%
  SBA debentures............................................       77.5         8.5%
  Auction rate reset note...................................       75.0         8.6%
  OPIC loan.................................................        5.7         6.6%
                                                                 ------         ----
          Total notes payable and debentures................     $577.2         7.9%
                                                                 ------         ----
Revolving credit facilities:
  Revolving line of credit..................................     $185.0         8.7%
                                                                 ------         ----
          Total debt........................................     $762.2         8.1%
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

     On October 24, 2000, the Company closed on $125 million of five-year unsecured long-term debt, financed primarily by insurance companies. The five-year notes were priced at 8.54% and have substantially the same terms as the Company's existing long-term debt. The proceeds from this debt were used to repay borrowings from the revolving line of credit.

     SBA DEBENTURES. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company may borrow up to $105 million from the SBA under the SBIC program. At September 30, 2000, the Company has a commitment to borrow up to an additional $21 million from the SBA. The commitment expires on September 30, 2004.

     AUCTION RATE RESET NOTE. On August 31, 2000, the Company completed a private placement of a $75 million Auction Rate Reset Senior Note Series A. The note matures on December 2, 2002 and bears interest at the London Inter-Bank Offer Rate ("LIBOR") plus 175 basis points which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer such interest payments.

     REVOLVING LINE OF CREDIT. The Company has a two-year, $417.5 million unsecured revolving line of credit that expires in May 2002. This facility may be expanded up to $500 million. At the Company's option, the credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

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

     To support its growth during the nine months ended September 30, 2000, the Company raised $250.9 million in new equity capital, of which $108.9 million was raised during the three months ended September 30, 2000, primarily through the sale of shares from its shelf registration statement. At September 30, 2000, total shareholders' equity had increased to $933.3 million. The Company issues equity from time to time using a shelf registration statement. The Company issues new equity when it has a clear use of proceeds for attractive investment opportunities. Historically, this process has enabled the Company to raise equity on an accretive basis for existing shareholders.

     The Company's Board has established a dividend policy for 2000 to review the dividend rate quarterly, and to adjust the quarterly dividend rate throughout the year as the Company's earnings momentum builds. In 1999, the Board had established a dividend policy of level quarterly dividends of $0.40 per common share, for an annual total distribution of $1.60 per common share to approximate annual taxable income. The Board changed its dividend policy for 2000 because of the Company's significant portfolio growth and continued growth in ordinary taxable income. For the first and second quarter of 2000, the Board declared a $0.45 per common share dividend. For the third and fourth quarters of 2000, the Board declared a dividend of $0.46 per common share.

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

     The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing. The Company evaluates its interest rate exposure on an ongoing basis. The Company maintains a matched-funding philosophy that focuses on matching the estimated maturities of its loan and investment portfolio to the estimated maturities of its borrowings. The Company also manages its interest rate risk by financing floating-rate assets with similar term floating-rate liabilities and fixed-rate assets with similar term fixed-rate liabilities. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At September 30, 2000, the Company's debt to equity ratio was less than 1 to 1. The Company's weighted average cost of funds was 8.1% at September 30, 2000. There are no significant maturities of long-term debt until 2002. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

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

     OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS. We primarily invest in and lend to companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. We make unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk.

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

     WE INVEST IN NON-INVESTMENT GRADE CMBS. The commercial mortgage-backed securities ("CMBS") in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"). Non-investment grade securities usually provide a higher yield than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. Therefore, the non-investment grade CMBS tend to be less liquid, may have a higher risk of default and may be more difficult to value.

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

     As of September 30, 2000, the Company's asset coverage for indebtedness was 236%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage.

     At September 30, 2000, the Company had $762.2 million of outstanding indebtedness, bearing a weighted annual interest cost of 8.1%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2000 portfolio of at least 3.6%.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2000 ACC issued a total of 58,715 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 2.1(18)    Agreement and Plan of Merger, dated as of October 31, 2000, by and among Allied Capital Corporation, Allied Capital B
            Sub Corporation, and BLC Financial Services, Inc.
 2.2(18)    Voting and Support Agreement with key shareholders of BLC
            Financial Services, Inc. dated October 31, 2000.
 2.3(18)    Lockup Agreement with key shareholders of BLC Financial
            Services, Inc. dated October 31, 2000.
 2.4(18)    Agreement and Plan of Merger, dated as of October 31, 2000, by and among the Company, Allied Capital F Sub Corporation and Futuronics Corporation.
 2.5(18)    Voting and Support Agreement with key shareholders of
            Futuronics Corporation dated October 31, 2000.
 2.6(18)    Lockup Agreement with key shareholders of Futuronics
            Corporation dated October 31, 2000.
 3(i)(1)    Articles of Amendment and Restatement of the Articles of
            Incorporation.
 3(ii)(2)   Articles of Merger.
 3(iii)(15) Bylaws.
 4.1(6)     Specimen certificate of the Company's Common stock, par
            value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
            for other instruments defining the rights of security
            holders.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 4.2(4)     Form of debenture between certain subsidiaries of the
            Company and the U.S. Small Business Administration.
 5          Not applicable.
 9          Not applicable.
10.1(11)    Credit Agreement dated as of March 9, 1999 between the
            Company, as borrower, each of the financial institutions
            initially a signatory thereto, as Lenders, and Nationsbank,
            N.A., as administrative agent, Nationsbanc Montgomery
            Securities LLC, as sole lead arranger and sole book manager,
            First Union National Bank, as syndication agent, BankBoston,
            N.A., as documentation agent, Riggs Bank, N.A., as managing agent, and Chevy Chase Bank, F.S.B. and Credit Lyonnais New
            York Branch, as co-agents.
10.1a(12)   First Amendment to Credit Agreement dated May 7, 1999.
10.1b(15)   Second Amendment to Credit Agreement dated January 18, 2000.
10.1c(15)   Third Amendment to Credit Agreement dated March 17, 2000.
10.1d(16)   Amended and Restated Credit Agreement dated May 17, 2000.
10.2(8)     Note Agreement dated as of April 30, 1998.
10.3(5)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.4(12)    Note Agreement dated as of May 1, 1999.
10.4a(15)   Note Agreement dated as of November 15, 1999.
10.4b*      Note Agreement dated as of October 15, 2000.
10.5(14)    Second Amended and Restated Master Loan & Security Agreement
            dated October 28, 1999 between the Company and Morgan
            Stanley Mortgage Capital, Inc.
10.6(6)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(6)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(6)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(6)     Guaranty dated as of January 1, 1998 by the Company.
10.10(3)    Employee Stock Ownership Plan, as amended on December 31,
            1997.
10.10a(7)   First Amendment to the Company's Employee Stock Ownership
            Plan dated April 30, 1998.
10.10b(14)  Termination Amendment to the Allied Capital Employee Stock
            Ownership Plan effective December 31, 1999.
10.10c(16)  Employment Agreement dated June 15, 2000 between the Company and William L. Walton.
10.10d(16)  Employment Agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10e(16)  Employment agreement dated June 15, 2000 between the Company and G. Cabell Williams III.
10.11(10)   Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.12(9)    Amended Stock Option Plan.
10.12a(13)  Allied Capital 401(k) Plan dated September 1, 1999.
10.13a(6)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(6)   Form of Custody Agreement with La Salle National Bank.
10.14(17)   Auction Rate Reset Note Agreement, dated as of August 31,
            2000 between the Company and Intrepid Funding Master Trust, a Delaware business trust administered by Banc of America
            Securities LLC; Forward Issuance Agreement, dated as of
            August 31, 2000, between the Company and Banc of America
            Securities LLC; Remarketing and Contingency Purchase
            Agreement, dated as of August 31, 2000 between the Company and Banc of America Securities LLC.
10.18(3)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 6 to the Company's Notes to the Consolidated Financial Statements contained herein.
21          Subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation             Maryland
                 Allied Capital SBLC Corporation           Maryland
                 Allied Capital REIT, Inc.                 Maryland
                 Allied Capital Holdings LLC               Delaware
                 Allied Capital Beteiligungsberatung GmbH   Germany
27*         Financial Data Schedule

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

     (14) Incorporated by reference to the exhibit of the same name filed with the Company's Post-Effective Amendment No. 1 to Form N-2 (File No. 333-84973) on November 10, 1999.

     (15) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (16) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on August 11, 2000. (File No. 333-43534)

     (17) Incorporated by reference to the exhibit of the same name to Allied Capital's registration statement on Pre-Effective Amendment No. 1 to Form N-2 filed on Allied Capital's behalf with the Commission on September 12, 2000 (File No. 333-43534).

     (18) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on November 6, 2000.

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                         (Registrant)

Dated: November 6, 2000                                  /s/ PENNI F. ROLL
                                                         ----------------------------------------------
                                                         Executive Vice President and Chief Financial
                                                         Officer