Form 10-K
period 2000-12-31
ALLIED CAPITAL CORP
filed 2001-03-21
CIK 3906

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $1,815,780,000 based upon the last sale price for the registrant's common stock on that date. As of March 16, 2001 there were 85,877,875 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BUSINESS

As a business development company, we provide private investment capital to private companies and undervalued public companies in a variety of different industries and in diverse geographic locations throughout the United States. We have been investing in growing businesses for over 40 years and have financed thousands of private companies nationwide. Today, our investment activity is focused in two areas:

     - Private finance and

     - Commercial real estate finance, primarily the purchase of CMBS.

Our investment portfolio consists primarily of long-term unsecured loans with equity features, commercial mortgage-backed securities, and commercial mortgage loans. At December 31, 2000, our investment portfolio totaled $1.8 billion. The Company's investment objective is to achieve current income and capital gains.

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

We originate investments generally ranging in size from $5 million to $30 million, and for the year ended December 31, 2000 our average investment size was $14.0 million. Our private finance investments are generally structured as an unsecured, subordinated loan that carries a relatively high fixed interest rate (generally 12% to 18%), with interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of five to ten years. Approximately 98% of the investments in the private finance portfolio have fixed rates of interest. Our private finance investments typically include equity features, such as warrants or options to buy a minority interest in the portfolio company. We also make preferred and common equity investments, particularly when we see unique opportunities to profit from the growth of an emerging company. At December 31, 2000, 75% of the private finance portfolio consisted of debt securities, and 25% consisted of equity securities. Our nationwide private finance portfolio includes investments in a wide variety of industries, including business services, consumer products, education, light industrial products and broadcasting.

Capital providers for the finance of private companies can be generally categorized as shown in the diagram below:

CAPITAL PROVIDER       Banks           Commercial      Insurance       Allied Capital  Private         Private
                                       Finance         Companies/                      Mezzanine       Equity
                                       Companies       High Yield                      Funds           Funds
                                                       Market
----------------------------------------------------------------------------------------------------------------
PRIMARY                Senior, short-  Asset-based     Large           Unsecured       Unsecured       Equity
BUSINESS               term debt       lending         >$30 million    long-term debt  long-term debt
FOCUS                                                  credits         with equity     with equity
                                                                       upside          upside
                                                                       Preferred and   Preferred and
                                                                       common equity   common equity
----------------------------------------------------------------------------------------------------------------
TYPICAL PRICING        LIBOR+          [graphic of arrow stretching between 'LIBOR+' and '30%+']       30%+
SPECTRUM*

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

We estimate that we fund approximately 2% of all the private finance investments that we review. When assessing a prospective investment, we look for a company that has achieved, or has the potential to achieve, market leadership in a niche, critical mass, and a sustainable cash flow. We also look for companies that, because of their industry and business plan, can demonstrate minimal vulnerability to changes in economic cycles. Since our debt securities are primarily unsecured in nature, we look for companies in industries that are non-cyclical, cash flow intensive, and can demonstrate a high return on their invested capital. We generally do not target companies in industries where businesses tend to be vulnerable to changes in economic cycles, are capital intensive, and have low returns on their invested capital. We generally target and do not target the following industries, though we will consider investments in any industry if the prospective company demonstrates unique characteristics that make it an attractive investment opportunity:

                              INDUSTRIES TARGETED
                       NON-CYCLICAL/CASH FLOW INTENSIVE/
                             HIGH RETURN ON CAPITAL
                    ---------------------------------------
         Business services
         Education
         Consumer products
         Light industrial products
         Broadcasting

                            INDUSTRIES NOT TARGETED
                          CYCLICAL/CAPITAL INTENSIVE/
                             LOW RETURN ON CAPITAL
                    ---------------------------------------
         Heavy manufacturing
         Natural resources
         Most retail
         Low value-add distribution
         Agriculture
         Transportation
         Construction

Another critical element of our investment discipline is to invest in companies with a significant equity capital base, and a strong private equity sponsor. For example, in 2000, 75% of our private financings were completed in conjunction with private equity firms, which provided capital that is junior to ours. We believe strong equity sponsorship significantly strengthens our position as a long-term lender. A strong equity sponsor provides not only strong equity capital beneath our investment, but also provides a reliable source of additional equity capital if the portfolio company requires additional financing. Private equity sponsors also help us confirm our own due diligence findings when assessing a new investment opportunity, and they provide assistance and leadership to the portfolio company's management team throughout our investment period.

We target a total return of 18% to 25% for our private finance investments. The typical private finance structure focuses, first and foremost, on the protection of our investment principal. Our debt instruments generally provide for a contractual interest rate ranging from 12% to 18%, which provides current interest income. The debt instruments also have restrictive covenants that protect our interests in the transaction. The warrants we receive with our debt securities generally require only a minimal cost to exercise, and thus as the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We seek to achieve additional investment returns of up to 10% from the appreciation and sale of our warrants.

Generally, our warrants expire five years after the related debt is repaid. The warrants typically include registration rights, which allow us to sell the securities if the portfolio company completes a public offering. In most cases, the warrants also have a put option that requires that the borrower repurchase our equity position after a specified period of time at a formula price or at its fair market value. Most of the gains we realize from our warrant portfolio arise as a result of the sale of the portfolio company to another business, or through a recapitalization. Historically, we have not been dependent on the public equity markets for the sale of our warrant positions. With respect to preferred or common equity investments, we target an investment return of 25% to 40%.

We hold a portion of our private finance investments in a wholly owned subsidiary, Allied Investment Corporation. Allied Investment is a BDC and is licensed and regulated by the Small Business Administration to operate as a small business investment company ("SBIC"). See "Certain Government Regulations" below for further information about SBIC regulation.

In addition to funding private finance investments as described above, during the second quarter of 2000 we made commitments to invest in select technology-oriented private equity funds. In addition to the return we expect to achieve from these investments, we believe we can achieve strategic benefits from these funds, including technology expertise from private finance portfolio companies, co-investment opportunities and increased dealflow. We may make additional commitments to other such funds, but expect our total investment in this area to remain a small percentage of our total portfolio.

COMMERCIAL REAL ESTATE FINANCE

COMMERCIAL MORTGAGE LOANS. We have been a commercial real estate lender for many years, and maintain a small whole commercial mortgage loan portfolio. During 1998, we significantly reduced our middle-market commercial real estate lending activities, because we believed that the market was under-pricing commercial real estate loans, and that the returns on senior commercial real estate loans were below a level that would result in a fair return on equity for our shareholders.

Since 1999, we have been liquidating a significant portion of our whole commercial mortgage loan portfolio. We believe that we can redeploy the proceeds into higher yielding investments. We continue to derive income from the interest charged on the whole commercial mortgage loan portfolio through contractual interest and amortization of discounts.

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

We believe this risk/return dynamic exists in this market today because there are significant barriers to entry for a non-investment grade CMBS investor. First, non-investment grade CMBS are long-term investments and require long-term investment capital. Our capital structure, which is in excess of 50% equity capital, is well suited for this asset class. Second, when we purchase CMBS in an initial issuance, we re-underwrite every mortgage loan in the underlying collateral pool, and we meet with the issuer to discuss the nature and type of loans we will accept into the pool. We have significant commercial mortgage loan underwriting expertise, both in terms of the number of professionals we employ and the depth of their commercial real estate experience. Access to this type of expertise is another barrier to entry into this market.

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

To mitigate this risk, we perform extensive due diligence prior to an investment in Purchased CMBS. When we evaluate a CMBS investment, we use the same underwriting procedures and criteria for the mortgage loans in the collateral pool as we do for all of the loans we originate. These underwriting procedures and criteria are described in detail below. We will only invest in CMBS when we believe, as a result of our underwriting procedures, that the underlying mortgage pool adequately secures our position. Our portfolio of CMBS is secured by approximately 2,600 commercial real estate properties located in diverse geographic locations across the United States in a wide variety of property types, including retail, multi-family housing, office, and hospitality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary of the loan to value ratios and debt service coverage ratios of the mortgage loans securing our Purchased CMBS investments.

Our Purchased CMBS activity complements our private finance activity because it provides a steady stream of recurring interest income. In order to maintain a balanced investment portfolio, we expect to limit our Purchased CMBS activity to approximately 20% to 25% of total assets.

SMALL BUSINESS FINANCE -- ALLIED CAPITAL EXPRESS

On December 31, 2000, Allied Capital and BLC Financial Services, Inc. ("BLC") completed a merger whereby Allied Capital acquired BLC. The effect of the merger was to create an independently managed, private portfolio company of Allied Capital to focus exclusively on small business lending, including the origination of SBA 7(a) loans. BLC has changed its name to Business Loan Express, Inc. ("BLX").

As part of this transaction, on December 28, 2000, we recapitalized our wholly owned small business lending subsidiary, Allied Capital SBLC Corporation, as an independently managed private portfolio company. Allied SBLC established a separate board of directors, and the employees and operations attributed to Allied Capital Express, including the online loan origination technology, were transferred to Allied SBLC. We restructured previous intercompany debt owed to us by Allied SBLC as $74.8 million in subordinated debt now owed by the new portfolio company. Allied SBLC was subsequently merged into BLX and we received approximately $25 million in BLX preferred stock in exchange for our equity in Allied SBLC.

BLX is currently financed with a combination of senior and subordinated debt, and preferred and common equity. Allied Capital, directly and indirectly, owns 94.9% of BLX. Allied Capital's investment in BLX is expected to generate interest income, dividends and fee income. In addition, we believe there is opportunity to add value to the new portfolio company and to position the investment for a future capital gain. The Company has entered into a management contract with BLX to provide management services, including certain technology and transition services. Our investment in BLX is included in our private finance portfolio.

BLX is a non-bank small business lender licensed as a participant in the SBA 7(a) Guaranteed Loan Program. BLX has a total of 22 offices nationwide, and SBA Preferred Lender status in 64 markets. BLX believes it will be a technology leader in online small business loan origination, and will have significant online loan origination relationships as well as solid core broker relationships in the small business community. BLX is licensed by the SBA as a Small Business Lending Company ("SBLC"), and therefore, changes in the laws or regulations that govern SBLCs could have a material impact on BLX or its operations.

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

     - private mezzanine and equity investors;

     - investment banks;

     - business and mortgage brokers;

     - national retail financial services companies; and

     - banks, law firms and accountants.

We believe that our experience and reputation provide a competitive advantage in originating new investments. We have established an extensive network of investment referral relationships over our history. We are recognized as a pioneer in the private finance industry, and have developed a reputation in the commercial real estate finance market for our ability to finance complex transactions.

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

PORTFOLIO MONITORING AND VALUATION

We use a grading system in order to help us monitor the credit quality of our portfolio and the potential for capital gains. The grading system assigns grades to investments from 1 to 5, and the portfolio was graded at December 31, 2000 as follows:

                                                                                      PERCENTAGE
                                                                      PORTFOLIO AT     OF TOTAL
GRADE                           DESCRIPTION                               VALUE       PORTFOLIO
-----                           -----------                           -------------   ----------
                                                                      (IN MILLIONS)
  1     Probable capital gain                                           $  208.3         11.7%
  2     Performing security                                              1,461.7         81.7%
        Close monitoring -- no loss of principal or interest
  3     expected                                                            15.4          0.9%
  4     Workout -- Some loss of interest expected                           76.0          4.2%
  5     Workout -- Some loss of principal expected                          26.6          1.5%
                                                                        --------        ------
                                                                        $1,788.0        100.0%
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

As a general rule, we do not value our loans above principal balance, but loans are subject to depreciation events when the asset is considered impaired. Also as a general rule, equity securities may be assigned appreciation if circumstances warrant. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investments as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities. Restricted and unrestricted publicly traded stocks may also be valued at discounts due to the size of our investment, restrictions on trading or market liquidity concerns.

We monitor loan delinquencies in order to assess the appropriate course of action and overall portfolio quality. With respect to our private finance portfolio, investment professionals closely monitor the status and performance of each individual investment throughout each quarter. Through the process, investments that may require closer monitoring are generally detected early, and for each such investment, an appropriate course of action is determined. For the private finance portfolio, loan delinquencies or payment default is not necessarily an indication of credit quality or the need to pursue active workout of a portfolio investment. Because we are a provider of long-term privately negotiated investment capital, it is not atypical for us to defer payment of principal or interest from time to time. As a result, the amount of our private finance portfolio that is delinquent may vary. The terms of our private finance agreements frequently provide an opportunity for our portfolio companies to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. Our senior investment professionals actively work with the portfolio company in these instances to negotiate an appropriate course of action.

We price our private finance investment portfolio to provide adequate current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including current interest or dividends plus capital gains from sale of equity securities. Therefore, the amount of loans that are delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company's portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

With respect to our commercial real estate portfolio, the following outlines the treatment of each delinquency category:

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

INVESTMENT GAINS AND LOSSES

As an investor focused primarily on debt investments, our investment decisions are based on credit dynamics. Our underwriting focuses on the preservation of principal, and we will pursue our available means to recover our capital investment. As a result of this investment discipline and credit culture, we have a history of low levels of loan losses, and have a demonstrated track record of successfully resolving troubled credit situations with minimal losses. Our realized gains from the sale of our equity interests have historically exceeded losses, as is reflected in the chart below.

                                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                     2000         1999        1998       1997       1996
                                                  ----------   ----------   --------   --------   --------
Realized gains..................................  $   28,604   $   31,536   $ 25,757   $ 15,804   $ 30,417
Realized losses.................................  $  (13,081)  $   (6,145)  $ (3,216)  $ (5,100)  $(11,262)
Net realized gains..............................  $   15,523   $   25,391   $ 22,541   $ 10,704   $ 19,155
Total assets....................................  $1,853,817   $1,290,038   $856,079   $807,775   $713,360
Realized losses/ Total assets...................        0.7%         0.5%       0.4%       0.6%       1.6%

EMPLOYEES

At December 31, 2000, we employed 97 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of these individuals are located in the Washington, DC office. As part of the BLC merger, 37 Allied Capital employees were transferred to BLX as full-time employees of the new portfolio company. We believe that our relations with our employees are excellent.

LEGAL PROCEEDINGS

We are a party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Allied Investment has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years, up to an aggregate principal amount of $108.8 million. This limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. Historically, an SBIC was also eligible to sell preferred stock to the SBA. Allied Investment had received $78.3 million of subordinated debentures and $7.0 million of preferred stock investments from the SBA at December 31, 2000; as a result of the $108.8 million limit, the Company is limited on its ability to apply for additional financing from the SBA. Interest rates on the SBA debentures currently outstanding have a weighted average interest cost of 8.3%.

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company's 2000 Consolidated Financial Statements and Notes thereto contained in the Company's 2000 Annual Report to Shareholders. The 2000 Annual Report to Shareholders and this Form 10-K contain certain forward-looking statements. These statements include management's plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the "Risk Factors" section below. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company's plans and objectives will be achieved.

RISK FACTORS

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. Our portfolio consists primarily of long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with the Company's investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED IF BLX FAILS TO PERFORM AS EXPECTED. Business Loan Express, Inc. ("BLX") is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected.

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS. We make unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in and lend to companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

INVESTMENTS IN NON-INVESTMENT GRADE COMMERCIAL MORTGAGE-BACKED SECURITIES MAY BE ILLIQUID AND MAY HAVE A HIGHER RISK OF DEFAULT. The commercial mortgage-backed securities ("CMBS") in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., "AAA" through "BBB"), and are sometimes referred to as "junk bonds." The non-investment grade CMBS tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

OUR PORTFOLIO INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS IN ABSENCE OF READILY ASCERTAINABLE PUBLIC MARKET VALUES. Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), the Board of Directors is required to value each asset quarterly, and we are required to carry our portfolio at fair value as determined by the Board of Directors. Since there is typically no public market for the loans and equity securities of the companies in which we make investments, our Board of Directors estimates the fair value of these loans and equity securities pursuant to a written valuation policy and a consistently applied valuation process. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believe has become impaired. Without a readily ascertainable market value, the estimated value of our portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors' estimate of the current realizable value of each investment in our portfolio. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

WE BORROW MONEY WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED AND MAY INCREASE THE RISK OF INVESTING IN OUR COMPANY. We borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company's common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

At December 31, 2000, the Company had $786.6 million of outstanding indebtedness, bearing a weighted annual interest cost of 8.3%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2000 portfolio of at least 3.4%.

WE MAY NOT BORROW MONEY UNLESS WE MAINTAIN ASSET COVERAGE FOR INDEBTEDNESS OF AT LEAST 200% WHICH MAY AFFECT RETURNS TO SHAREHOLDERS. We must maintain asset coverage for a class of senior security representing indebtedness of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2000, our asset coverage for indebtedness was 245%.

CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL AND NET OPERATING INCOME. Because we borrow money to make investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our portfolio income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. However, there would be no effect on the return, if any, that could be generated from our equity interests. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. The Company utilizes its short-term credit facilities only as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

BECAUSE WE MUST DISTRIBUTE INCOME, WE WILL CONTINUE TO NEED ADDITIONAL CAPITAL TO GROW. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable net operating income excluding net realized long-term capital gains to our stockholders to maintain our regulated investment company ("RIC") status. As a result such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of the Company's common stock. In addition, as a business development company ("BDC"), we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

OUR PRIVATE FINANCE INVESTMENTS MAY NOT PRODUCE CAPITAL GAINS. Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with an equity feature such as conversion rights, warrants or options. As a result, private finance investments generate interest income from the time they are made, and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). If we meet source of income, diversification and distribution requirements, the Company qualifies for pass-through tax treatment. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax and/or corporate level income tax if we fail to make required distributions.

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

CHANGES IN THE LAW OR REGULATIONS THAT GOVERN THE COMPANY COULD HAVE A MATERIAL IMPACT ON THE COMPANY OR OUR OPERATIONS. We are regulated by the Securities and Exchange Commission and the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts ("REITs") and SBICs may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on the Company or its operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

QUARTERLY RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE QUARTERLY PERFORMANCE. The Company's quarterly operating results could fluctuate and therefore, you should not rely on quarterly results to be indicative of the Company's performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the investment origination volume, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

ITEM 2. PROPERTIES

Our principal offices are located on the third floor of 1919 Pennsylvania Avenue, N.W., Washington, DC, in the heart of Washington's business and financial district. Our lease for approximately 32,000 square feet of office space at that location expires in July 2008. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. The Company also maintains offices in Chicago, New York, San Francisco and Frankfurt, Germany.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these actions will have a material effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2000, the Company held a Special Meeting of Shareholders to amend the Company's charter to increase the number of authorized shares from 100,000,000 to 200,000,000. A total of 68,445,878 shares voted "for" the proposal, 3,051,986 voted "against" the proposal and 533,465 shares abstained from voting. No other matters were submitted for a vote.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers of the Company as of March 16, 2001, as well as certain other information with respect to those persons. Periods of employment by the Company include periods of employment by predecessor companies.

William L. Walton, age 51, has been the Chairman, Chief Executive Officer and President of the Company since 1997. He has served on Allied Capital's board of directors since 1986, and was named Chairman and CEO in February 1997. Mr. Walton has an extensive background in general management, marketing, strategic planning, mergers and acquisitions and financial analysis. Mr. Walton previously served as Managing Director of New York-based Butler Capital Corporation (1987-1991) and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. In addition, he was a Senior Vice President in Lehman Brother Kuhn Loeb's Investment Banking Group. Mr. Walton also founded and managed two start-up businesses in the emerging education industry (1992-1996). Mr. Walton is a director of Nobel Learning Communities, Inc. and Riggs National Corporation. He received both a B.A. and a M.B.A. from Indiana University.

Joan M. Sweeney, age 41, Managing Director and Chief Operating Officer, has been employed by the Company since 1993. Ms. Sweeney oversees all company operations and is responsible for strategic planning, financial management, information technology, marketing, investor relations, and all regulatory compliance. Prior to joining the Company, Ms. Sweeney spent ten years of her career consulting with private and small public companies at both Ernst & Young and Coopers & Lybrand. Ms. Sweeney was a member of the SEC Division of Enforcement in the late 1980s.

Scott S. Binder, age 46, Managing Director, has worked with the Company since 1991 and is responsible for the Company's telecommunications and new media investments within the private finance group. Prior to joining the Company, Mr. Binder formed and was President of Overland Communications Group, which owned and operated cable television systems and radio stations. He also has worked in the specialty finance and leasing industry.

Samuel B. Guren, age 54, Managing Director, joined the Company in 1999. He joined the Company to develop the Company's private equity investment business. Mr. Guren has more than 26 years of venture capital investing experience. Prior to joining the Company, Mr. Guren was the Senior Managing Partner at Baird Capital. He also served as a Senior Managing Partner at William Blair Venture Partners for 15 years.

Philip A. McNeill, age 41, Managing Director, has been employed by the Company since 1993 and is responsible for co-managing the Company's private finance group. Before joining the Company, he served as a vice president of M&T Capital Corporation. Prior to entering the private finance industry, he was founding director of Western Oklahoma National Bank, and structured and managed numerous privately negotiated investments.

John M. Scheurer, age 48, Managing Director, has been employed by the Company since 1991 and manages the Company's real estate finance group. He has more than 22 years of experience in commercial finance and real estate lending and management. Prior to joining the Company, Mr. Scheurer worked in various capacities with Capital Recovery Advisors, Inc. and First American Bank. He also started his own company, The Scheurer Company, and co-founded Hunter & Associates, a major leasing and consulting real estate firm in the Washington, DC area.

Thomas H. Westbrook, age 37, Managing Director, has been with the Company since 1991 and is responsible for the Company's business services investments within the private finance group. Prior to joining the Company, Mr. Westbrook worked with North Carolina Enterprise Fund and was a lending officer in NationsBank's corporate lending unit. He is the former president of the southern RASBIC and has served on the NASBIC Board of Governors.

G. Cabell Williams, III, age 46, Managing Director, has been employed by the Company since 1981, and is responsible for co-managing the operations of the Company's private finance group. He has over 19 years of private finance experience, and has structured numerous types of private debt and equity finance transactions. Mr. Williams has served in many capacities during his tenure with the Company.

Penni F. Roll, age 35, Executive Vice President and Chief Financial Officer, has been employed by the Company since 1995. Ms. Roll is responsible for the Company's financial management and reporting, accounting, loan servicing, special servicing, portfolio monitoring and regulatory compliance activities. Prior to joining the Company, she spent seven years in the financial services practice at KPMG Peat Marwick, including serving as a Manager from 1993 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the "Stockholder Information" and to the "Selected Consolidated Financial Data" section of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report") as well as Note 12, "Dividends and Distributions" from the Company's 2000 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During 2000, the Company issued 254,317 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933. See Note 7, "Shareholders' Equity" for additional information.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this Item is incorporated herein by reference to the table in the "Selected Consolidated Financial Data" Section of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2000 Annual Report.

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

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. The Company does not have a significant exposure to public market price fluctuations as the Company primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $316.2 million at December 31, 2000 would have resulted in unrealized gains or losses and would have increased or decreased net income in 2000 by 2%.

The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders, scheduled to be held on May 8, 2001 (the "2001 Proxy Statement"), and from "Additional Item" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors" of the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this Item is incorporated by reference to the subsection captioned "Security Ownership of Management and Certain Beneficial Owners" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

          1. A. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Report of Independent Public Accountants thereon contained in the Company's 2000 Annual Report, filed herewith.

       Consolidated Balance Sheet as of December 31, 2000 and 1999.

       Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statement of Changes in Net Assets for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statement of Investments as of December 31, 2000.

       Notes to Consolidated Financial Statements.

          B. The Report of Independent Public Accountants from Arthur Andersen LLP is incorporated by reference to the Report of Independent Public Accountants contained in the Company's 2000 Annual Report filed herewith.

          2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

          3. The following exhibits are filed herewith or incorporated by reference as set forth below:

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3(i)(a)(1) Articles of Amendment and Restatement of the Articles of
            Incorporation.
 3(i)(b)(2) Articles of Merger.
 3(i)(c)(14) Amendment to the Amended and Restated Articles of
            Incorporation.
 3(ii)10    Bylaws.
 4.1(4)     Specimen certificate of the Company's Common stock, par
            value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
            for other instruments defining the rights of security
            holders.
 4.2(2)     Form of debenture between certain subsidiaries of the
            Company and the U.S. Small Business Administration.
 5          Not applicable.
 9          Not applicable.
10.1(14)    Amended and Restated Credit Agreement dated May 17, 2000.
10.2(5)     Note Agreement dated as of April 30, 1998.
10.3(3)     Loan Agreement between Allied I and Overseas Private
            Investment Corporation, dated April 10, 1995. Letter dated
            December 11, 1997 evidencing assignment of Loan Agreement
            from Allied I to the Company.
10.4(8)     Note Agreement dated as of May 1, 1999.
10.4a(10)   Note Agreement dated as of November 15, 1999.
10.4b(13)   Note Agreement dated as of October 15, 2000.
10.5(14)    Amendment and Consent Agreement to the Amended and Restated
            Credit Agreement dated December 11, 2000.
10.6(4)     Sale and Servicing Agreement dated as of January 1, 1998
            among Allied Capital CMT, Inc., Allied Capital Commercial
            Mortgage Trust 1998-1 and the Company and LaSalle National
            Bank Inc. and ABN AMRO Bank N.V.
10.7(4)     Indenture dated as of January 1, 1998 between Allied Capital
            Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(4)     Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
            and Wilmington Trust Company.
10.9(4)     Guaranty dated as of January 1, 1998 by the Company.
10.10a(14)  Employment agreement dated June 15, 2000 between the Company and William L. Walton.
10.10b(14)  Employment agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10c(14)  Employment agreement dated June 15, 2000 between the Company and John M. Scheurer.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.11(7)    Amended and Restated Deferred Compensation Plan dated
            December 30, 1998.
10.11a(14)  Amendment to Deferred Compensation Plan dated October 18,
            2000.
10.12(6)    Amended Stock Option Plan.
10.12a(9)   Allied Capital 401(k) Plan dated September 1, 1999.
10.12b(14)  Amendment to 401(k) Plan dated December 31, 2000.
10.13a(4)   Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(4)   Form of Custody Agreement with La Salle National Bank.
10.14a(11)  Agreement and Plan of Merger dated October 31, 2000 by and among the Company, Allied Capital B Sub Corporation, and BLC
            Financial Services, Inc.
10.14b(12)  Voting and Support Agreement with key shareholders of BLC
            Financial Services, Inc.
10.14c(12)  Lockup Agreement with key shareholders of BLC Financial
            Services, Inc.
10.14d(12)  Agreement and Plan of Merger dated as of October 31, 2000 by and among the Company, Allied Capital F Sub Corporation and
            Futuronics Corporation.
10.14e(12)  Voting and Support Agreement with key shareholders of
            Futuronics Corporation dated October 31, 2000.
10.14f(12)  Lockup Agreement with key shareholders of Futuronics
            Corporation dated October 31, 2000.
10.18(1)    Dividend Reinvestment Plan.
11          Statement regarding computation of per share earnings is
            incorporated by reference to Note 8 to the Company's Notes to the Consolidated Financial Statements contained in the
            Company's 2000 Annual Report filed as Exhibit 13 herewith.
13*         Excerpts from the 2000 Annual Report to Shareholders.
21          Subsidiaries of the Company and jurisdiction of
            incorporation/organization:
                 Allied Investment Corporation             Maryland
                 Allied Capital REIT, Inc.                 Maryland
                 Allied Capital Holdings LLC               Delaware
                 Allied Capital Beteiligungsberatung GmbH   Germany
23*         Consent of Arthur Andersen LLP, independent public
            accountants.

     --------------------
        * Filed herewith.

      (1) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      (2) Incorporated by reference to the exhibit of the same name filed with Allied I's Annual Report on Form 10-K for the year ended December 31, 1996.

      (3) Incorporated by reference to Exhibit f.7 of Allied I's Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      (4) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed on the Company's behalf with the Commission on May 5, 1998 (File No. 333-51899).

      (5) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

      (6) Incorporated by reference to Exhibit A of the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders filed with the Commission on March 29, 2000.

      (7) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      (8) Incorporated by reference to the exhibit of the same name filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

      (9) Incorporated by reference to Exhibit 4.4 of the Allied Capital 401(k) Plan registration statement on Form S-8, filed on behalf of such Plan on October 8, 1999 (File No. 333-88681).

     (10) Incorporated by reference to the exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (11) Incorporated by reference to Appendix A to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on November 6, 2000.

     (12) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-14 filed on the Company's behalf with the Commission on November 6, 2000.

     (13) Incorporated by reference to the exhibit of the same name to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

     (14) Incorporated by reference to the exhibit of the same name to Post-Effective Amendment No. 2 to the Company's registration statement on Form N-2 (File No. 333-43534).

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2001.

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

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----
/s/ WILLIAM L. WALTON                                      Chairman, President, and      March 19, 2001
--------------------------------------------------------    Chief Executive Officer
William L. Walton

/s/ BROOKS H. BROWNE                                               Director              March 19, 2001
--------------------------------------------------------
Brooks H. Browne

/s/ JOHN D. FIRESTONE                                              Director              March 19, 2001
--------------------------------------------------------
John D. Firestone

/s/ ANTHONY T. GARCIA                                              Director              March 19, 2001
--------------------------------------------------------
Anthony T. Garcia

/s/ LAWRENCE I. HEBERT                                             Director              March 19, 2001
--------------------------------------------------------
Lawrence I. Hebert

/s/ JOHN I. LEAHY                                                  Director              March 19, 2001
--------------------------------------------------------
John I. Leahy

/s/ ROBERT E. LONG                                                 Director              March 19, 2001
--------------------------------------------------------
Robert E. Long

/s/ WARREN K. MONTOURI                                             Director              March 19, 2001
--------------------------------------------------------
Warren K. Montouri

/s/ GUY T. STEUART II                                              Director              March 19, 2001
--------------------------------------------------------
Guy T. Steuart II

/s/ T. MURRAY TOOMEY                                               Director              March 19, 2001
--------------------------------------------------------
T. Murray Toomey

                                                                     TITLE
                       SIGNATURE                                  (CAPACITY)                  DATE
                       ---------                                  ----------                  ----

/s/ LAURA W. VAN ROIJEN                                            Director              March 19, 2001
--------------------------------------------------------
Laura W. van Roijen

/s/ GEORGE C. WILLIAMS, JR.                                        Director              March 19, 2001
--------------------------------------------------------
George C. Williams, Jr.

/s/ PENNI F. ROLL                                          Executive Vice President      March 19, 2001
--------------------------------------------------------  and Chief Financial Officer
Penni F. Roll                                              (Principal Financial and
                                                              Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
13          Excerpts from the 2000 Annual Report to Shareholders.
23          Consent of Arthur Andersen LLP, independent public
            accountants