Form 10-Q
period 2001-06-30
ALLIED CAPITAL CORP
filed 2001-08-10
CIK 3906

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

                               ------------------

                            FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 2001
                            COMMISSION FILE NUMBER:
                                    0-22832

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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     On August 9, 2001 there were 92,690,062 shares outstanding of the Registrant's common stock, $0.0001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALLIED CAPITAL CORPORATION

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
          Consolidated Balance Sheet as of June 30, 2001
         (unaudited) and December 31, 2000..................    1
          Consolidated Statement of Operations -- For the
         Three and Six Months Ended June 30, 2001 and 2000
         (unaudited)........................................    2
          Consolidated Statement of Changes in Net
         Assets -- For the Six Months Ended June 30, 2001
         and 2000 (unaudited)...............................    3
          Consolidated Statement of Cash Flows -- For the
         Six Months Ended June 30, 2001 and 2000
         (unaudited)........................................    4
          Consolidated Statement of Investments as of June
         30, 2001 (unaudited) and December 31, 2000.........    5
          Notes to Consolidated Financial Statements........   21
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........   32
     Item 3. Quantitative and Qualitative Disclosures about
      Market Risk...........................................   52

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................   53
     Item 2. Changes in Securities and Use of Proceeds......   53
     Item 3. Defaults Upon Senior Securities................   53
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................   53
     Item 5. Other Information..............................   53
     Item 6. Exhibits and Reports on Form 8-K...............   53
     Signatures.............................................   57

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
       (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)         (UNAUDITED)
                                         ASSETS
Portfolio at value:
      Private finance (cost: 2001-$1,374,096;
       2000-$1,262,529).....................................  $1,405,386     $1,282,467
      Commercial real estate finance (cost: 2001-$592,901;
       2000-$503,366).......................................     595,176        505,534
                                                              ----------     ----------
          Total portfolio at value..........................   2,000,562      1,788,001
                                                              ----------     ----------
Cash and cash equivalents...................................       3,433          2,449
Other assets................................................      79,839         63,367
                                                              ----------     ----------
          Total assets......................................  $2,083,834     $1,853,817
                                                              ==========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Notes payable and debentures..........................  $  716,314     $  704,648
      Revolving credit facilities...........................     164,750         82,000
      Accounts payable and other liabilities................      24,109         30,477
                                                              ----------     ----------
          Total liabilities.................................     905,173        817,125
                                                              ----------     ----------
Commitments and Contingencies
Preferred stock.............................................       7,000          7,000
Shareholders' equity:
      Common stock, $0.0001 par value, 200,000,000 shares
       authorized; 91,578,184 and 85,291,696 shares issued
       and outstanding at June 30, 2001 and December 31,
       2000, respectively...................................           9              9
      Additional paid-in capital............................   1,176,587      1,043,653
      Common stock held in deferred compensation trust (0
       shares and 234,977 shares at June 30, 2001 and
       December 31, 2000, respectively).....................          --             --
      Notes receivable from sale of common stock............     (26,237)       (25,083)
      Net unrealized appreciation on portfolio..............      30,676         19,378
      Distributions in excess of earnings...................      (9,374)        (8,265)
                                                              ----------     ----------
          Total shareholders' equity........................   1,171,661      1,029,692
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $2,083,834     $1,853,817
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        FOR THE THREE
                                                        MONTHS ENDED       FOR THE SIX MONTHS
                                                          JUNE 30,           ENDED JUNE 30,
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        --------   --------   --------   --------
                                                         (UNAUDITED)           (UNAUDITED)
Interest and related portfolio income:
      Interest and dividends.......................  $58,824    $42,986    $113,699   $81,714
      Premiums from loan dispositions..............      910      4,554       1,731     7,843
      Fees and other income........................    9,005      2,425      18,380     4,305
                                                     -------    -------    --------   -------
          Total interest and related portfolio
             income................................   68,739     49,965     133,810    93,862
                                                     -------    -------    --------   -------
Expenses:
      Interest.....................................   15,951     14,280      31,881    26,591
      Employee.....................................    7,547      5,191      13,965     9,760
      Administrative...............................    3,060      4,082       6,027     6,835
                                                     -------    -------    --------   -------
          Total operating expenses.................   26,558     23,553      51,873    43,186
                                                     -------    -------    --------   -------
      Formula and cut-off awards...................       63      1,712          91     3,403
                                                     -------    -------    --------   -------
Net operating income before net realized and
  unrealized gains.................................   42,118     24,700      81,846    47,273
                                                     -------    -------    --------   -------
Net realized and unrealized gains:
      Net realized gains...........................    3,837     12,865       4,991    15,041
      Net unrealized gains.........................      151     (2,775)     11,297     2,057
                                                     -------    -------    --------   -------
          Total net realized and unrealized
             gains.................................    3,988     10,090      16,288    17,098
                                                     -------    -------    --------   -------
Net increase in net assets resulting from
  operations.......................................  $46,106    $34,790    $ 98,134   $64,371
                                                     =======    =======    ========   =======
Basic earnings per common share....................  $  0.52    $  0.50    $   1.12   $  0.94
                                                     =======    =======    ========   =======
Diluted earnings per common share..................  $  0.51    $  0.50    $   1.10   $  0.94
                                                     =======    =======    ========   =======
Weighted average common shares
  outstanding -- basic.............................   89,356     69,968      87,441    68,128
                                                     =======    =======    ========   =======
Weighted average common shares
  outstanding -- diluted...........................   90,848     70,035      88,966    68,175
                                                     =======    =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                 2001        2000
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            ----------   --------
                                                                   (UNAUDITED)
Operations:
     Net operating income before realized and unrealized
      gains.................................................  $   81,846   $ 47,273
     Net realized gains.....................................       4,991     15,041
     Net unrealized gains...................................      11,297      2,057
                                                              ----------   --------
          Net increase in net assets resulting from
             operations.....................................      98,134     64,371
                                                              ----------   --------
Shareholder distributions:
     Common stock dividends.................................     (87,836)   (63,866)
     Preferred stock dividends..............................        (110)      (110)
                                                              ----------   --------
          Net decrease in net assets resulting from
             shareholder distributions......................     (87,946)   (63,976)
                                                              ----------   --------
Capital share transactions:
     Sale of common stock...................................     123,262    141,954
     Issuance of common stock for portfolio investments.....          --      1,485
     Issuance of common stock upon the exercise of stock
      options...............................................       6,258      1,431
     Issuance of common stock in lieu of cash
      distributions.........................................       3,415      2,420
     Net increase in notes receivable from sale of common
      stock.................................................      (1,154)        --
     Net decrease in common stock held in deferred
      compensation trust....................................          --      3,427
     Other..................................................          --       (572)
                                                              ----------   --------
          Net increase in net assets resulting from capital
             share transactions.............................     131,781    150,145
                                                              ----------   --------
          Total increase in net assets......................  $  141,969   $150,540
                                                              ==========   ========
Net assets at beginning of period...........................  $1,029,692   $667,513
                                                              ----------   --------
Net assets at end of period.................................  $1,171,661   $818,053
                                                              ----------   --------
Net asset value per common share............................  $    12.79   $  10.96
                                                              ----------   --------
Common shares outstanding at end of period..................      91,578     74,636
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001        2000
                       (IN THOUSANDS)                         ---------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net increase in net assets resulting from operations......  $  98,134   $  64,371
  Adjustments
     Net unrealized gains...................................    (11,297)     (2,057)
     Depreciation and amortization..........................        479         423
     Amortization of loan discounts and fees................     (7,722)     (6,211)
     Changes in other assets and liabilities................    (10,455)     (9,484)
                                                              ---------   ---------
       Net cash provided by operating
          activities........................................     69,139      47,042
                                                              ---------   ---------
Cash flows from investing activities:
  Portfolio investments.....................................   (320,409)   (431,600)
  Repayments of investment principal........................     44,149      58,833
  Proceeds from loan sales..................................     74,648     117,092
  Other investing activities................................     (1,846)      3,280
                                                              ---------   ---------
       Net cash used in investing activities................   (203,458)   (252,395)
                                                              ---------   ---------
Cash flows from financing activities:
  Sale of common stock......................................    123,262     141,954
  Collections of notes receivable from sale of common
     stock..................................................      3,002       2,567
  Common dividends and distributions paid...................    (84,422)    (61,446)
  Preferred stock dividends paid............................       (110)       (110)
  Net borrowings under notes payable and debentures.........     11,666       8,000
  Net borrowings under revolving lines of credit............     82,750     125,500
  Other financing activities................................       (845)       (543)
                                                              ---------   ---------
       Net cash provided by financing activities............    135,303     215,922
                                                              ---------   ---------
Net increase in cash and cash equivalents...................  $     984   $  10,569
                                                              ---------   ---------
Cash and cash equivalents at beginning of period............  $   2,449   $  18,155
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   3,433   $  28,724
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Ability One Corporation                  Loans                                          $   10,309   $   10,309
---------------------------------------------------------------------------------------------------------------
ACE Products, Inc.                       Loans                                              14,738       14,738
---------------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                     6,988        6,988
                                         Limited Partnership Interest                        1,456           --
---------------------------------------------------------------------------------------------------------------
Allied Office Products, Inc.             Debt Securities                                     9,395        9,395
                                         Warrants                                              629          629
---------------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                              125           --
---------------------------------------------------------------------------------------------------------------
American Home Care Supply,               Debt Securities                                     6,878        6,878
  LLC                                    Warrants                                              579          579
---------------------------------------------------------------------------------------------------------------
Aspen Pet Products, Inc.                 Loans                                              14,135       14,135
                                         Series A Preferred Stock (1,860 shares)             1,907        1,907
                                         Series A Common Stock (1,400 shares)                  140          140
---------------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                               25           25
---------------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                              15,266       15,266
                                         Equity Interest                                     2,461        4,308
---------------------------------------------------------------------------------------------------------------
Autania AG(1)                            Debt Securities                                     4,298        4,298
                                         Common Stock (250,000 shares)                       2,140        2,140
---------------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                    12,142       12,142
                                         Warrants                                            1,180        1,180
---------------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                              16,448       16,448
---------------------------------------------------------------------------------------------------------------
Blue Rhino Corporation(1)                Debt Securities                                    13,725       13,725
                                         Warrants                                            1,200        1,200
---------------------------------------------------------------------------------------------------------------
Border Foods, Inc.                       Debt Securities                                     9,285        9,285
                                         Series A Convertible Preferred Stock
                                         (50,919 shares)                                     2,000        2,000
                                         Warrants                                              665          665
---------------------------------------------------------------------------------------------------------------
Business Loan Express, Inc.              Debt Securities                                    68,539       68,539
                                         Preferred Stock (25,111 shares)                    25,111       25,111
                                         Common Stock (25,503,043 shares)                  104,515      120,015
                                         Guaranty ($51.7 million -- See Note 3)                 --           --
---------------------------------------------------------------------------------------------------------------
Camden Partners Strategic Fund II, L.P.  Limited Partnership Interest                          893          893
---------------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                     2,637        2,637
                                         Warrants                                              220          220
---------------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)              Preferred Stock (3,250 shares)                      3,250        3,250
---------------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                  258          258
                                         Warrants                                               12          662
---------------------------------------------------------------------------------------------------------------
Classic Vacation Group, Inc.(1)          Loan                                                6,035        6,035
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Colibri Holding Corporation              Loans                                          $    3,451   $    3,451
                                         Common Stock (3,362 shares)                         1,250        1,250
                                         Warrants                                              290          290
---------------------------------------------------------------------------------------------------------------
The Color Factory Inc.                   Loan                                                4,433        4,433
                                         Preferred Stock                                       250          250
                                         Common Stock (980 shares)                           6,535        6,535
---------------------------------------------------------------------------------------------------------------
Component Hardware Group, Inc.           Debt Securities                                    10,536       10,536
                                         Class A Preferred Stock (18,000 shares)             1,800        1,800
                                         Common Stock (2,000 shares)                           200          200
---------------------------------------------------------------------------------------------------------------
Convenience Corporation of               Debt Securities                                     8,355        2,738
  America                                Series A Preferred Stock (31,521 shares)              334           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                     3,724        3,724
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                                6,964        6,964
                                         Debt Securities                                     4,960        4,960
                                         Warrants                                               --        1,250
                                         Options                                                --           --
---------------------------------------------------------------------------------------------------------------
Coverall North America, Inc.             Loan                                                9,697        9,697
                                         Debt Securities                                     5,247        5,247
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
CPM Acquisition Corp.                    Loan                                                9,453        9,453
---------------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                               700           --
---------------------------------------------------------------------------------------------------------------
CTT Holdings                             Loan                                                1,303        1,303
---------------------------------------------------------------------------------------------------------------
CyberRep                                 Loan                                                1,041        1,041
                                         Debt Securities                                    11,062       11,062
                                         Warrants                                              660        3,310
---------------------------------------------------------------------------------------------------------------
The Debt Exchange Inc.                   Series B Convertible Preferred Stock
                                         (921,829 shares)                                    1,250        1,250
---------------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                             106           26
---------------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (34 shares)                      --           --
                                         Series B Common Stock (6 shares)                        8           --
                                         Series C Common Stock (10 shares)                      22           --
---------------------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies          Loan                                               10,918        9,262
  Company, Inc.                          Debt Securities                                     1,500        1,500
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
eCentury Capital Partners, L.P.          Limited Partnership Interest                        1,875        1,875
---------------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                     1,801          369
                                         Common Stock (100 shares)                             250           --
---------------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                                 306          306
---------------------------------------------------------------------------------------------------------------
Elexis Beta GmbH                         Options                                               424          524
---------------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                   29           29
---------------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.(1)           Warrants                                                6           --
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
E-Talk Corporation                       Debt Securities                                $    8,852   $    6,509
                                         Warrants                                            1,157           --
---------------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                    15,908       15,908
                                         Warrants                                              360          360
---------------------------------------------------------------------------------------------------------------
ExTerra Credit Recovery, Inc.            Series A Preferred Stock (500 shares)                 594          344
                                         Common Stock (2,500 shares)                            --           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Fairchild Industrial Products            Debt Securities                                     5,841        5,841
  Company                                Warrants                                              280        3,628
---------------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                    43,137       43,887
  Communications, Inc.                   Options                                                --           --
---------------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                    26,835       26,835
                                         Preferred Stock (1,130 shares)                      1,130        1,130
                                         Common Stock (471 shares)                             613          613
---------------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc.(1)               Loan                                                1,067           --
---------------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                    16,803       16,803
                                         Warrants                                              525        2,325
---------------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                               5,000        5,000
                                         Convertible Debentures                                500          500
                                         Warrants                                               --          504
---------------------------------------------------------------------------------------------------------------
Global Communications, LLC               Debt Securities                                    12,931       12,931
                                         Equity Interest                                    11,067       11,067
                                         Options                                             1,639        1,639
---------------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Warrants                                               87        5,976
---------------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Equity Interest                                       660          660
---------------------------------------------------------------------------------------------------------------
Grotech Partners, VI, L.P.               Limited Partnership Interest                        1,179          878
---------------------------------------------------------------------------------------------------------------
The Hartz Mountain Corporation           Debt Securities                                    27,298       27,298
                                         Common Stock (200,000 shares)                       2,000        2,000
                                         Warrants                                            2,613        2,613
---------------------------------------------------------------------------------------------------------------
HealthASPex, Inc.                        Series A Convertible Preferred Stock
                                         (1,036,700 shares)                                  4,140        4,140
                                         Series A Preferred Stock
                                         (414,680 shares)                                      760          760
                                         Common Stock (1,451,380 shares)                         4            4
---------------------------------------------------------------------------------------------------------------
HMT, Inc.                                Debt Securities                                     9,960        9,960
                                         Common Stock (300,000 shares)                       3,000        3,000
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (315,100 shares)                      315          315
---------------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Class A Common Stock (12,114 shares)                1,142        1,423
                                         Class C Common Stock (25,707 shares)                   76           95
---------------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                     6,477        6,477
                                         Warrants                                            1,674        1,674
---------------------------------------------------------------------------------------------------------------
Intellirisk Management Corporation       Loans                                              21,873       21,873
---------------------------------------------------------------------------------------------------------------
(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
International Fiber Corporation          Debt Securities                                $   21,950   $   21,950
                                         Common Stock (1,029,068 shares)                     5,483        5,483
                                         Warrants                                              550          550
---------------------------------------------------------------------------------------------------------------
iSolve Incorporated                      Series A Preferred Stock (14,853 shares)              874          588
                                         Common Stock (13,306 shares)                           14           --
---------------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                               19,667       19,667
---------------------------------------------------------------------------------------------------------------
JRI Industries, Inc.                     Debt Securities                                     1,962        1,962
                                         Warrants                                               74           74
---------------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                     1,682        1,682
                                         Warrants                                              259        6,500
---------------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                              348        4,494
                                         Equity Interest                                         4           11
---------------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                     7,098        7,098
                                         Preferred Stock (917 shares)                          412          412
                                         Warrants                                               96           96
---------------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                     7,772        7,772
                                         Warrants                                              348          348
---------------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                     4,232        4,232
                                         Common Stock (64,535 shares)                          142          142
---------------------------------------------------------------------------------------------------------------
The Loewen Group, Inc.(1)                High-Yield Senior Secured Debt                     15,150       13,650
---------------------------------------------------------------------------------------------------------------
Logic Bay Corporation                    Preferred Stock (1,131,222 shares)                  5,000        5,000
---------------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                         Stock (26,000 shares)                                 359          213
---------------------------------------------------------------------------------------------------------------
Magna Card, Inc.                         Debt Securities                                       152          152
                                         Preferred Stock (1,875 shares)                         94           94
                                         Common Stock (4,687 shares)                            --           --
---------------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Loan                                                1,204        1,204
                                         Common Stock (156 shares)                              42        3,042
---------------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Series B Convertible
                                         Preferred Stock (227,665 shares)                    2,049        2,049
                                         Warrants                                              136          136
---------------------------------------------------------------------------------------------------------------
Mid-Atlantic Venture Fund IV, L.P.       Limited Partnership Interest                        2,475        2,402
---------------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Debt Securities                                     1,823          153
                                         Common Stock (33,333 shares)                           --           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
MortgageRamp.com, Inc.                   Class A Common Stock (800,000 shares)               4,000        4,000
---------------------------------------------------------------------------------------------------------------
Morton Grove                             Loan                                               15,747       15,747
  Pharmaceuticals, Inc.                  Redeemable Convertible Preferred Stock
                                           (106,947 shares)                                  5,000        9,000
---------------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                    14,406       14,406
                                         Warrants                                              643          643
---------------------------------------------------------------------------------------------------------------
NETtel Communications, Inc.              Debt Securities                                    13,483        8,483
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Nobel Learning Communities,              Debt Securities                                $    9,615   $    9,615
  Inc.(1)                                Series D Convertible
                                         Preferred Stock (265,957 shares)                    2,000        2,000
                                         Warrants                                              575          575
---------------------------------------------------------------------------------------------------------------
North American                           Loans                                               1,390          840
  Archery, LLC                           Convertible Debentures                              2,248        2,008
---------------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                       332          332
---------------------------------------------------------------------------------------------------------------
Novak Biddle Venture Fund III, LP        Equity Interest                                       150          150
---------------------------------------------------------------------------------------------------------------
Nursefinders, Inc.                       Debt Securities                                    11,052       11,052
                                         Warrants                                              900          900
---------------------------------------------------------------------------------------------------------------
Onyx Television GmbH                     Preferred Units (600,000 shares)                      200          200
---------------------------------------------------------------------------------------------------------------
Opinion Research Corporation(1)          Debt Securities                                    14,107       14,107
                                         Warrants                                              996          996
---------------------------------------------------------------------------------------------------------------
Oriental Trading Company, Inc.           Loan                                                  128          128
                                         Debt Securities                                    12,580       12,580
                                         Preferred Equity Interest                           1,500        1,822
                                         Common Equity Interest                                 --           --
                                         Warrants                                               13          266
---------------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                    23,878       23,878
                                         Warrants                                              826          826
---------------------------------------------------------------------------------------------------------------
Packaging Advantage Corporation          Debt Securities                                    11,540       11,540
                                         Common Stock (200,000 shares)                       2,000        2,000
                                         Warrants                                              963          963
---------------------------------------------------------------------------------------------------------------
Physicians Specialty Corporation         Debt Securities                                    39,405       39,405
                                         Common Stock (79,567,042 shares)                    1,000          100
---------------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)                   Loan                                                1,300        1,300
                                         Debt Securities                                     4,591        1,591
                                         Common Stock (208,000 shares)                          59           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                     6,530        6,530
                                         Warrants                                            1,050        1,050
---------------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                               16,462       16,462
---------------------------------------------------------------------------------------------------------------
Proeducation GmbH                        Loan                                                   40           40
---------------------------------------------------------------------------------------------------------------
Professional Paint, Inc.                 Debt Securities                                    20,750       20,750
                                         Preferred Stock (15,000 shares)                    15,000       15,000
                                         Common Stock (110,000 shares)                          69           69
---------------------------------------------------------------------------------------------------------------
Progressive International                Debt Securities                                     3,954        3,954
  Corporation                            Preferred Stock (500 shares)                          500          500
                                         Common Stock (197 shares)                              13           13
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Raytheon Aerospace LLC                   Debt Securities                                     5,000        5,000
                                         Common LLC Interest                                    --           --
---------------------------------------------------------------------------------------------------------------
Redox Brands, Inc.                       Debt Securities                                     9,285        9,285
                                         Warrants                                              584          584
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Schwinn Holdings Corporation             Debt Securities                                $   10,556   $    4,451
                                         Warrants                                              395           --
---------------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                         Stock (1,000 shares)                                  500           --
---------------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                     8,603        8,603
                                         Preferred Stock (300 shares)                          300          300
                                         Common Stock (2,000 shares)                           200          200
                                         Warrants                                              446          446
---------------------------------------------------------------------------------------------------------------
Southern Communications, LLC             Equity Interest                                     9,779        9,779
---------------------------------------------------------------------------------------------------------------
Southwest PCS, LLC                       Loan                                                7,938        7,938
---------------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                       505          406
                                         Common Stock (6,208 shares)                            25           18
---------------------------------------------------------------------------------------------------------------
Staffing Partners Holding                Debt Securities                                     4,991        4,991
  Company, Inc.                          Series A Redeemable Preferred Stock
                                         (414,600 shares)                                    2,073        2,073
                                         Class A1 Common Stock (1,000 shares)                    1            1
                                         Class A2 Common Stock (40,000 shares)                  40           40
                                         Class B Common Stock (9,200 shares)                     9            9
                                         Warrants                                               10           10
---------------------------------------------------------------------------------------------------------------
Startec Global Communications,           Debt Securities                                    20,732       20,732
  Corporation(1)                         Loan                                               15,000       15,000
                                         Common Stock (258,064 shares)                       3,000           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Sunsource Inc.(1)                        Debt Securities                                    29,667       29,667
                                         Loan                                                8,500        8,500
                                         Warrants                                              450        2,954
---------------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,         Loans                                               6,062        4,573
  Inc.                                   Debt Securities                                     2,445        1,384
---------------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Loan                                                  207          207
                                         Preferred Stock (1,116,902 shares)                  4,602        4,602
                                         Warrants                                              662          662
                                         Options                                                --          900
---------------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                    12,973       12,973
---------------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                       266          127
                                         Common Stock (910 shares)                              10           --
---------------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                     3,906        3,906
                                         Warrants                                               54           54
                                         Equity Interests                                      500          500
---------------------------------------------------------------------------------------------------------------
United Pet Group, Inc.                   Debt Securities                                     4,962        4,962
                                         Warrants                                               15           15
---------------------------------------------------------------------------------------------------------------
Updata Venture Partners, II, L.P.        Limited Partnership Interest                        1,900        1,900
---------------------------------------------------------------------------------------------------------------
Velocita, Inc.                           Debt Securities                                    11,601       11,601
                                         Warrants                                            3,540        3,540
---------------------------------------------------------------------------------------------------------------
Venturehouse Group, LLC                  Common Equity Interest                                667          564
---------------------------------------------------------------------------------------------------------------
Walker Investment Fund II, LLLP          Limited Partnership Interest                        1,000          882
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             JUNE 30, 2001
            PRIVATE FINANCE                                                                   (UNAUDITED)
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Warn Industries, Inc.                    Debt Securities                                $   18,632   $   18,632
                                         Warrants                                            1,429        3,129
---------------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                               24          322
---------------------------------------------------------------------------------------------------------------
Wilmar Industries, Inc.                  Debt Securities                                    32,300       32,300
                                         Warrants                                            3,169        3,169
---------------------------------------------------------------------------------------------------------------
Wilshire Restaurant Group, Inc.          Debt Securities                                    15,348       15,348
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Wilton Industries, Inc.                  Loan                                               12,836       12,836
---------------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                     7,610        7,610
                                         Equity Interests                                    1,700        2,372
                                         Warrants                                              450          627
---------------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                    12,570       12,570
                                         Preferred Stock (100 shares)                        3,700        3,700
                                         Common Stock (99 shares)                              100       15,850
---------------------------------------------------------------------------------------------------------------
     Total private finance (128 investments)                                            $1,374,096   $1,405,386
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                JUNE 30, 2001
                                                                                 (UNAUDITED)
                                                   INTEREST       NUMBER OF   -----------------
   (IN THOUSANDS, EXCEPT NUMBER OF LOANS)        RATE RANGES        LOANS      COST      VALUE
---------------------------------------------  ----------------   ---------   -------   -------
COMMERCIAL REAL ESTATE FINANCE

Commercial Mortgage Loans                          Up to  6.99%        3      $   894   $ 2,593
                                                   7.00%- 8.99%       15       32,171    34,271
                                                   9.00%-10.99%       28       23,859    23,816
                                                  11.00%-12.99%       18       14,121    13,884
                                                  13.00%-14.99%        9       13,204    13,178
                                               15.00% and above        2           92        68
-----------------------------------------------------------------------------------------------
     Total commercial mortgage loans                                  75      $84,341   $87,810
-----------------------------------------------------------------------------------------------

                                                      STATED
                                                     INTEREST     FACE
                                                     --------     ----
Purchased CMBS
  Mortgage Capital Funding, Series 1998-MC3            5.5%     $ 54,491   $   26,427   $   26,427
  Morgan Stanley Capital I, Series 1999-RM1            6.4%       51,046       21,574       21,574
  COMM 1999-1                                          5.6%       74,879       34,889       34,889
  Morgan Stanley Capital I, Series 1999-FNV1           6.1%       45,536       22,201       22,201
  DLJ Commercial Mortgage Trust 1999-CG2               6.1%       96,432       44,776       44,776
  Commercial Mortgage Acceptance Corp., Series
     1999-C1                                           6.8%       34,856       16,444       16,444
  LB Commercial Mortgage Trust, Series 1999-C2         6.7%       29,005       11,161       11,161
  Chase Commercial Mortgage Securities Corp.,
     Series 1999-2                                     6.5%       43,046       20,702       20,702
  FUNB CMT, Series 1999-C4                             6.5%       49,287       22,472       22,628
  Heller Financial, HFCMC Series 2000 PH-1             6.6%       45,456       18,853       18,853
  SBMS VII, Inc., Series 2000-NL1                      7.2%       24,230       13,290       13,290
  DLJ Commercial Mortgage Trust, Series 2000-CF1       7.0%       40,502       19,393       19,393
  Deutsche Bank Alex. Brown, Series Comm 2000-C1       6.9%       41,084       19,376       19,376
  LB-UBS Commercial Mortgage Trust, Series 2000-C4     6.9%       31,471       11,562       11,562
  Credit Suisse First Boston Mortgage Securities
     Corp., Series 2001-CK1                            5.9%       58,786       28,936       28,936
  Crest 2001-1, Ltd. (collateralized debt
     obligation)                                       0.0%       24,625       24,914       24,914
  JP Morgan-CIBC-Deutsche 2001                         5.8%       60,889       29,487       29,487
  Lehman Brothers-UBS Warburg 2001-C4                  6.4%       80,434       43,834       43,810
--------------------------------------------------------------------------------------------------
     Total purchased CMBS                                       $886,055   $  430,291   $  430,423
--------------------------------------------------------------------------------------------------
Residual CMBS                                                              $   72,850   $   72,850
Residual Interest Spread                                                        2,324        2,024
Real Estate Owned                                                               3,095        2,069
--------------------------------------------------------------------------------------------------
     Total commercial real estate finance                                  $  592,901   $  595,176
--------------------------------------------------------------------------------------------------
Total portfolio                                                            $1,966,997   $2,000,562
--------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INVESTMENTS

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Ability One Corporation                  Loans                                          $    9,974   $    9,974
---------------------------------------------------------------------------------------------------------------
ACE Products, Inc.                       Loans                                              14,276       14,276
---------------------------------------------------------------------------------------------------------------
Acme Paging, L.P.                        Debt Securities                                     6,984        6,984
                                         Limited Partnership Interest                        1,456           --
---------------------------------------------------------------------------------------------------------------
Allied Office Products, Inc.             Debt Securities                                     9,360        9,360
                                         Warrants                                              629          629
---------------------------------------------------------------------------------------------------------------
American Barbecue & Grill, Inc.          Warrants                                              125           --
---------------------------------------------------------------------------------------------------------------
American Home Care Supply,               Debt Securities                                     6,853        6,853
  LLC                                    Warrants                                              579          579
---------------------------------------------------------------------------------------------------------------
Aspen Pet Products, Inc.                 Loans                                              13,862       13,862
                                         Series A Preferred Stock (1,860 shares)             1,860        1,860
                                         Series A Common Stock (1,400 shares)                  140          140
---------------------------------------------------------------------------------------------------------------
ASW Holding Corporation                  Warrants                                               25           25
---------------------------------------------------------------------------------------------------------------
Aurora Communications, LLC               Loans                                              14,410       14,410
                                         Equity Interest                                     1,500        3,347
---------------------------------------------------------------------------------------------------------------
Avborne, Inc.                            Debt Securities                                    12,255       12,255
                                         Warrants                                            1,180        1,180
---------------------------------------------------------------------------------------------------------------
Bakery Chef, Inc.                        Loans                                              15,899       15,899
---------------------------------------------------------------------------------------------------------------
Border Foods, Inc.                       Debt Securities                                     9,904        9,904
                                         Series A Convertible Preferred Stock
                                         (50,919 shares)                                     2,000        2,000
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Business Loan Express, Inc.              Debt Securities                                    74,465       74,465
                                         Preferred Stock (25,111 shares)                    25,111       25,111
                                         Common Stock (25,503,043 shares)                  104,504      104,504
---------------------------------------------------------------------------------------------------------------
Camden Partners Strategic Fund II, L.P.  Limited Partnership Interest                          613          613
---------------------------------------------------------------------------------------------------------------
CampGroup, LLC                           Debt Securities                                     2,579        2,579
                                         Warrants                                              220          220
---------------------------------------------------------------------------------------------------------------
Candlewood Hotel Company(1)              Preferred Stock (3,250 shares)                      3,250        3,250
---------------------------------------------------------------------------------------------------------------
Celebrities, Inc.                        Loan                                                  277          277
                                         Warrants                                               12          312
---------------------------------------------------------------------------------------------------------------
Classic Vacation Group, Inc.(1)          Debt Securities                                     5,688        5,688
---------------------------------------------------------------------------------------------------------------
Colibri Holding Corporation              Loans                                               3,438        3,438
                                         Common Stock (3,362 shares)                         1,250        1,250
                                         Warrants                                              290          290
---------------------------------------------------------------------------------------------------------------
Component Hardware Group                 Debt Securities                                    10,302       10,302
                                         Class A Preferred Stock (18,000 shares)             1,800        1,800
                                         Common Stock (2,000 shares)                           200          200
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Convenience Corporation of               Debt Securities                                $    8,355   $    2,738
  America                                Series A Preferred Stock (31,521 shares)              334           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Cooper Natural Resources, Inc.           Debt Securities                                     3,424        3,424
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
CorrFlex Graphics, LLC                   Loan                                                6,952        6,952
                                         Debt Securities                                     4,954        4,954
                                         Warrants                                               --          500
                                         Options                                                --           --
---------------------------------------------------------------------------------------------------------------
Cosmetic Manufacturing                   Loan                                                  120          120
  Resources, LLC                         Debt Securities                                     5,848        5,848
                                         Options                                                87           87
---------------------------------------------------------------------------------------------------------------
Coverall North America, Inc.             Loan                                                9,692        9,692
                                         Debt Securities                                     4,965        4,965
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Csabai Canning Factory Rt.               Hungarian Quotas (9.2%)                               700           --
---------------------------------------------------------------------------------------------------------------
CTT Holdings                             Loan                                                1,224        1,224
---------------------------------------------------------------------------------------------------------------
CyberRep                                 Loan                                                  949          949
                                         Debt Securities                                    10,295       10,295
                                         Warrants                                              660        1,310
---------------------------------------------------------------------------------------------------------------
Directory Investment Corporation         Common Stock (470 shares)                             100           20
---------------------------------------------------------------------------------------------------------------
Directory Lending Corporation            Series A Common Stock (34 shares)                      --           --
                                         Series B Common Stock (6 shares)                        8           --
                                         Series C Common Stock (10 shares)                      22           --
---------------------------------------------------------------------------------------------------------------
Drilltec Patents & Technologies          Loan                                               10,918        8,762
  Company, Inc.                          Debt Securities                                     1,500        1,500
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
eCentury Capital Partners, L.P.          Limited Partnership Interest                        1,875        1,875
---------------------------------------------------------------------------------------------------------------
EDM Consulting, LLC                      Debt Securities                                     1,875          343
                                         Common Stock (100 shares)                             250           --
---------------------------------------------------------------------------------------------------------------
El Dorado Communications, Inc.           Loans                                                 306          306
---------------------------------------------------------------------------------------------------------------
Elexis Beta GmbH                         Options                                               424          424
---------------------------------------------------------------------------------------------------------------
Eparfin S.A.                             Loan                                                   29           29
---------------------------------------------------------------------------------------------------------------
Esquire Communications Ltd.(1)           Warrants                                                6           --
---------------------------------------------------------------------------------------------------------------
E-Talk Corporation                       Debt Securities                                     8,804        8,804
                                         Warrants                                            1,157        1,157
---------------------------------------------------------------------------------------------------------------
Ex Terra Credit Recovery, Inc.           Series A Preferred Stock (500 shares)                 594          344
                                         Common Stock (2,500 shares)                            --           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Executive Greetings, Inc.                Debt Securities                                    15,880       15,880
                                         Warrants                                              360          360
---------------------------------------------------------------------------------------------------------------
Fairchild Industrial Products            Debt Securities                                     5,810        5,810
  Company                                Warrants                                              280        3,628
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
FTI Consulting, Inc.(1)                  Warrants                                       $      970   $    2,554
---------------------------------------------------------------------------------------------------------------
Galaxy American                          Debt Securities                                    33,399       33,399
  Communications, Inc.                   Warrants                                              500        1,250
---------------------------------------------------------------------------------------------------------------
Garden Ridge Corporation                 Debt Securities                                    26,537       26,537
                                         Preferred Stock (1,130 shares)                      1,130        1,130
                                         Common Stock (471 shares)                             613          613
---------------------------------------------------------------------------------------------------------------
Genesis Worldwide, Inc.(1)               Loan                                                1,067        1,067
---------------------------------------------------------------------------------------------------------------
Gibson Guitar Corporation                Debt Securities                                    16,441       16,441
                                         Warrants                                              525        1,525
---------------------------------------------------------------------------------------------------------------
Ginsey Industries, Inc.                  Loans                                               5,000        5,000
                                         Convertible Debentures                                500          500
                                         Warrants                                               --          154
---------------------------------------------------------------------------------------------------------------
Global Communications, LLC               Debt Securities                                    12,732       12,732
                                         Equity Interest                                    10,467       10,467
                                         Options                                             1,639        1,639
---------------------------------------------------------------------------------------------------------------
Grant Broadcasting Systems II            Warrants                                               87        5,976
---------------------------------------------------------------------------------------------------------------
Grant Television, Inc.                   Equity Interest                                       660          660
---------------------------------------------------------------------------------------------------------------
Grotech Partners, VI, L.P.               Limited Partnership Interest                          869          869
---------------------------------------------------------------------------------------------------------------
The Hartz Mountain Corporation           Debt Securities                                    27,162       27,162
                                         Common Stock (200,000 shares)                       2,000        2,000
                                         Warrants                                            2,613        2,613
---------------------------------------------------------------------------------------------------------------
HealthASPex, Inc.                        Series A Convertible Preferred Stock
                                         (396,908 shares)                                    1,340        1,340
                                         Series A Preferred Stock
                                         (225,112 shares)                                      760          760
                                         Common Stock (1,036,700 shares)                        --           --
---------------------------------------------------------------------------------------------------------------
HMT, Inc.                                Debt Securities                                     9,956        9,956
                                         Common Stock (300,000 shares)                       3,000        3,000
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Hotelevision, Inc.                       Preferred Stock (315,100 shares)                      315          315
---------------------------------------------------------------------------------------------------------------
Icon International, Inc.                 Class A Common Stock (12,114 shares)                1,142        1,423
                                         Class C Common Stock (25,707 shares)                   76           95
---------------------------------------------------------------------------------------------------------------
Impact Innovations Group                 Debt Securities                                     6,367        6,367
                                         Warrants                                            1,674        1,674
---------------------------------------------------------------------------------------------------------------
Intellirisk Management Corporation       Loans                                              21,449       21,449
---------------------------------------------------------------------------------------------------------------
International Fiber Corporation          Debt Securities                                    21,626       21,626
                                         Common Stock (1,029,068 shares)                     5,483        5,483
                                         Warrants                                              550          550
---------------------------------------------------------------------------------------------------------------
iSolve Incorporated                      Series A Preferred Stock (14,853 shares)              874          874
                                         Common Stock (13,306 shares)                           14           14
---------------------------------------------------------------------------------------------------------------
Jakel, Inc.                              Loan                                               19,236       19,236
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
JRI Industries, Inc.                     Debt Securities                                $    1,953   $    1,953
                                         Warrants                                               74           74
---------------------------------------------------------------------------------------------------------------
Julius Koch USA, Inc.                    Debt Securities                                     2,294        2,294
                                         Warrants                                              259        6,500
---------------------------------------------------------------------------------------------------------------
Kirker Enterprises, Inc.                 Warrants                                              348        4,493
                                         Equity Interest                                         4           11
---------------------------------------------------------------------------------------------------------------
Kirkland's, Inc.                         Debt Securities                                     6,347        6,347
                                         Preferred Stock (917 shares)                          412          412
                                         Warrants                                               96           96
---------------------------------------------------------------------------------------------------------------
Kyrus Corporation                        Debt Securities                                     7,734        7,734
                                         Warrants                                              348          348
---------------------------------------------------------------------------------------------------------------
Liberty-Pittsburgh Systems, Inc.         Debt Securities                                     3,475        3,475
                                         Common Stock (64,535 shares)                          142          142
---------------------------------------------------------------------------------------------------------------
The Loewen Group, Inc.(1)                High-Yield Senior Secured Debt                     15,150       14,150
---------------------------------------------------------------------------------------------------------------
Logic Bay Corporation                    Preferred Stock (1,131,222 shares)                  5,000        5,000
---------------------------------------------------------------------------------------------------------------
Love Funding Corporation                 Series D Preferred
                                         Stock (26,000 shares)                                 359          213
---------------------------------------------------------------------------------------------------------------
Master Plan, Inc.                        Loan                                                2,000        2,000
                                         Common Stock (156 shares)                              42        3,042
---------------------------------------------------------------------------------------------------------------
MedAssets.com, Inc.                      Series B Convertible
                                         Preferred Stock (227,665 shares)                    2,049        2,049
                                         Warrants                                              136          136
---------------------------------------------------------------------------------------------------------------
Mid-Atlantic Venture Fund IV, L.P.       Limited Partnership Interest                        2,475        2,475
---------------------------------------------------------------------------------------------------------------
Midview Associates, L.P.                 Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Monitoring Solutions, Inc.               Debt Securities                                     1,823          243
                                         Common Stock (33,333 shares)                           --           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
MortgageRamp.com, Inc.                   Class A Common Stock (800,000 shares)               4,000        4,000
---------------------------------------------------------------------------------------------------------------
Morton Grove                             Loan                                               15,356       15,356
  Pharmaceuticals, Inc.                  Redeemable Convertible Preferred Stock
                                           (106,947 shares)                                  5,000        8,500
---------------------------------------------------------------------------------------------------------------
MVL Group                                Debt Securities                                    14,124       14,124
                                         Warrants                                              643        1,912
---------------------------------------------------------------------------------------------------------------
NETtel Communications, Inc.              Debt Securities                                    13,472       13,472
---------------------------------------------------------------------------------------------------------------
Nobel Learning Communities,              Debt Securities                                     9,571        9,571
  Inc.(1)                                Series D Convertible
                                         Preferred Stock (265,957 shares)                    2,000        2,000
                                         Warrants                                              575          500
---------------------------------------------------------------------------------------------------------------
North American                           Loans                                               1,390          811
  Archery, LLC                           Convertible Debentures                              2,248        1,996
---------------------------------------------------------------------------------------------------------------
Northeast Broadcasting Group, L.P.       Debt Securities                                       349          349
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Nursefinders, Inc.                       Debt Securities                                $   11,006   $   11,006
                                         Warrants                                              900          900
---------------------------------------------------------------------------------------------------------------
Old Mill Holdings, Inc.                  Debt Securities                                       140           --
---------------------------------------------------------------------------------------------------------------
Onyx Television GmbH                     Common Stock (600,000 shares)                         200          200
---------------------------------------------------------------------------------------------------------------
Opinion Research Corporation(1)          Debt Securities                                    14,033       14,033
                                         Warrants                                              996          996
---------------------------------------------------------------------------------------------------------------
Oriental Trading Company, Inc.           Debt Securities                                    12,456       12,456
                                         Loan                                                  128          128
                                         Preferred Equity Interest                           1,483        1,483
                                         Common Equity Interest                                 17           17
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Outsource Partners, Inc.                 Debt Securities                                    23,853       23,853
                                         Warrants                                              826          826
---------------------------------------------------------------------------------------------------------------
Packaging Advantage Corporation          Debt Securities                                    11,497       11,497
                                         Common Stock (200,000 shares)                       2,000        2,000
                                         Warrants                                              963          963
---------------------------------------------------------------------------------------------------------------
Physicians Specialty Corporation         Debt Securities                                    14,809       14,809
                                         Redeemable Preferred
                                         Stock (850 shares)                                    850           --
                                         Convertible Preferred
                                         Stock (97,411 shares)                                 150           --
                                         Warrants                                              476           --
---------------------------------------------------------------------------------------------------------------
Pico Products, Inc.(1)                   Loan                                                1,300        1,300
                                         Debt Securities                                     4,591        1,591
                                         Common Stock (208,000 shares)                          59           --
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Polaris Pool Systems, Inc.               Debt Securities                                     6,483        6,483
                                         Warrants                                            1,050        1,050
---------------------------------------------------------------------------------------------------------------
Powell Plant Farms, Inc.                 Loan                                               15,707       15,707
---------------------------------------------------------------------------------------------------------------
Proeducation GmbH                        Loan                                                   40           40
---------------------------------------------------------------------------------------------------------------
Professional Paint, Inc.                 Debt Securities                                    20,000       20,000
                                         Preferred Stock (15,000 shares)                    15,000       15,000
                                         Common Stock (110,000 shares)                          69           69
---------------------------------------------------------------------------------------------------------------
Progressive International                Debt Securities                                     3,949        3,949
  Corporation                            Preferred Stock (500 shares)                          500          500
                                         Common Stock (197 shares)                              13           13
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Schwinn Holdings Corporation             Debt Securities                                    10,367       10,367
                                         Warrants                                              395          395
---------------------------------------------------------------------------------------------------------------
Seasonal Expressions, Inc.               Series A Preferred
                                         Stock (1,000 shares)                                  500           --
---------------------------------------------------------------------------------------------------------------
Soff-Cut Holdings, Inc.                  Debt Securities                                     8,454        8,454
                                         Preferred Stock (300 shares)                          300          300
                                         Common Stock (2,000 shares)                           200          200
                                         Warrants                                              446          446
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Southern Communications, LLC             Equity Interest                                $    9,779   $    9,779
---------------------------------------------------------------------------------------------------------------
Southwest PCS, LLC                       Loan                                                7,500        7,500
---------------------------------------------------------------------------------------------------------------
Southwest PCS, L.P.                      Debt Securities                                     6,518        7,435
---------------------------------------------------------------------------------------------------------------
Spa Lending Corporation                  Preferred Stock (28,625 shares)                       547          437
                                         Common Stock (6,208 shares)                            25           18
---------------------------------------------------------------------------------------------------------------
Staffing Partners Holding                Debt Securities                                     4,990        4,990
  Company, Inc.                          Series A Redeemable Preferred Stock (414,600
                                         shares)                                             2,073        2,073
                                         Class A1 Common Stock (1,000 shares)                    1            1
                                         Class A2 Common Stock (40,000 shares)                  40           40
                                         Class B Common Stock (9,200 shares)                     9            9
                                         Warrants                                               10           10
---------------------------------------------------------------------------------------------------------------
Startec Global Communications,           Debt Securities                                    20,200       20,200
  Corporation(1)                         Common Stock (258,064 shares)                       3,000        3,000
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
Sunsource Inc.(1)                        Debt Securities                                    29,850       29,850
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------
SunStates Refrigerated Services,         Loans                                               6,062        4,573
  Inc.                                   Debt Securities                                     2,445        1,384
---------------------------------------------------------------------------------------------------------------
Sure-Tel, Inc.                           Loan                                                  207          207
                                         Preferred Stock (1,116,902 shares)                  4,558        4,558
                                         Warrants                                              662          662
                                         Options                                                --          900
---------------------------------------------------------------------------------------------------------------
Sydran Food Services II, L.P.            Debt Securities                                    12,973       12,973
---------------------------------------------------------------------------------------------------------------
Total Foam, Inc.                         Debt Securities                                       268          127
                                         Common Stock (910 shares)                              10           --
---------------------------------------------------------------------------------------------------------------
Tubbs Snowshoe Company, LLC              Debt Securities                                     3,899        3,899
                                         Warrants                                               54           54
                                         Equity Interests                                      500          500
---------------------------------------------------------------------------------------------------------------
United Pet Group                         Debt Securities                                     4,959        4,959
                                         Warrants                                               15           15
---------------------------------------------------------------------------------------------------------------
Velocita, Inc.                           Debt Securities                                    11,532       11,532
                                         Warrants                                            3,540        3,540
---------------------------------------------------------------------------------------------------------------
Venturehouse Group, LLC                  Common Equity Interest                                333          333
---------------------------------------------------------------------------------------------------------------
Walker Investment Fund II, LLLP          Limited Partnership Interest                          800          800
---------------------------------------------------------------------------------------------------------------
Warn Industries, Inc.                    Debt Securities                                    19,330       19,330
                                         Warrants                                            1,429        1,929
---------------------------------------------------------------------------------------------------------------
Williams Brothers Lumber Company         Warrants                                               24          322
---------------------------------------------------------------------------------------------------------------
Wilmar Industries, Inc.                  Debt Securities                                    31,720       31,720
                                         Warrants                                            3,169        3,169
---------------------------------------------------------------------------------------------------------------
Wilshire Restaurant Group, Inc.          Debt Securities                                    15,191       15,191
                                         Warrants                                               --           --
---------------------------------------------------------------------------------------------------------------

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

  The accompanying notes are an integral part of these consolidated financial statements.

            PRIVATE FINANCE                                                                DECEMBER 31, 2000
           PORTFOLIO COMPANY                                                            -----------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                  INVESTMENT(2)                     COST        VALUE
---------------------------------------  ---------------------------------------------  ----------   ----------
Wilton Industries, Inc.                  Loan                                           $   12,836   $   12,836
---------------------------------------------------------------------------------------------------------------
Woodstream Corporation                   Debt Securities                                     7,590        7,590
                                         Equity Interests                                    1,700        1,700
                                         Warrants                                              450          450
---------------------------------------------------------------------------------------------------------------
Wyo-Tech Acquisition Corporation         Debt Securities                                    15,677       15,677
                                         Preferred Stock (100 shares)                        3,700        3,700
                                         Common Stock (99 shares)                              100        7,100
---------------------------------------------------------------------------------------------------------------
     Total private finance (122 investments)                                            $1,262,529   $1,282,467
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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

     Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Allied Capital Corporation ("ACC") has a wholly owned subsidiary that has also elected to be regulated as a BDC. Allied Investment Corporation ("Allied Investment") is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company ("SBIC"). In April 2001, ACC established a consolidated wholly owned subsidiary, A.C. Corporation ("AC Corp."), which provides consulting, structuring and diligence services on private finance and commercial real estate transactions, as well as consulting, structuring and management services to existing portfolio companies. In addition, the Company has a real estate investment trust subsidiary, Allied Capital REIT, Inc. ("Allied REIT") and several single-member limited liability companies established primarily to hold real estate properties.

     Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the "Company."

     The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests in private and undervalued public companies in a variety of different industries and in diverse geographic locations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that make investments or are operating companies that provide services to the Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2000 balances to conform with the 2001 financial statement presentation.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of and for the six months ended June 30, 2001 and 2000 and the results of operations, changes in net assets, and cash flows for these periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO

  PRIVATE FINANCE

     At June 30, 2001 and December 31, 2000, the private finance portfolio consisted of the following:

                                           2001                              2000
                              -------------------------------   -------------------------------
                                 COST        VALUE      YIELD      COST        VALUE      YIELD
            ($ IN THOUSANDS)  ----------   ----------   -----   ----------   ----------   -----
Loans and debt securities...  $1,076,659   $1,044,541   14.6%   $  983,887   $  966,257   14.6%
Equity interests............     297,437      360,845              278,642      316,210
                              ----------   ----------           ----------   ----------
          Total.............  $1,374,096   $1,405,386           $1,262,529   $1,282,467
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

     At June 30, 2001 and December 31, 2000, equity interests include the Company's common stock and preferred stock investment in Business Loan Express, Inc. ("BLX") of $120,015,000 and $25,111,000 and $104,504,000 and $25,111,000 at
value, respectively. During the first quarter of 2001, BLX secured a 3-year $117.5 million unsecured revolving credit facility. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of BLX on the line of credit. The amount guaranteed by the Company at June 30, 2001 was $51.7 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at June 30, 2001. In consideration for providing this guaranty, BLX will pay the Company an annual guaranty fee of $2.9 million.

     At June 30, 2001 and December 31, 2000, approximately 98% of the Company's private finance loan portfolio was composed of fixed interest rate loans. At June 30, 2001 and December 31, 2000, loans and debt securities with a value of $81,330,000 and $72,966,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

     The geographic and industry compositions of the private finance portfolio at value at June 30, 2001 and December 31, 2000 were as follows:

                                                              2001   2000
                                                              ----   ----
GEOGRAPHIC REGION
Mid-Atlantic................................................   41%    43%
Midwest.....................................................   21     18
West........................................................   16     17
Southeast...................................................   15     12
Northeast...................................................    6      8
International...............................................    1      2
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===
INDUSTRY
Consumer Products...........................................   27%    26%
Business Services...........................................   23     24
Financial Services..........................................   15     16
Industrial Products.........................................    9      9
Retail......................................................    5      5
Broadcasting & Cable........................................    5      5
Telecommunications..........................................    5      6
Education...................................................    3      3
Other.......................................................    8      6
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

  COMMERCIAL REAL ESTATE FINANCE

     At June 30, 2001 and December 31, 2000, the commercial real estate finance portfolio consisted of the following:

                                               2001                          2000
                                    ---------------------------   ---------------------------
                                      COST      VALUE     YIELD     COST      VALUE     YIELD
         ($ IN THOUSANDS)           --------   --------   -----   --------   --------   -----
Loans.............................  $ 84,341   $ 87,810    8.2%   $102,957   $106,413    9.1%
CMBS..............................   505,465    505,297   14.6%    392,907    393,040   14.2%
REO...............................     3,095      2,069              7,502      6,081
                                    --------   --------           --------   --------
          Total...................  $592,901   $595,176           $503,366   $505,534
                                    ========   ========           ========   ========

  LOANS

     The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

     At June 30, 2001 and December 31, 2000, approximately 78% and 22% and 69% and 31% of the Company's commercial mortgage loan portfolio was composed of fixed and adjustable interest rate

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

loans, respectively. As of June 30, 2001 and December 31, 2000, loans with a value of $11,350,000 and $14,433,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

     In December 2000, the Company purchased commercial mortgage loans with a face amount of $6.5 million for $5.5 million from Business Mortgage Investors, Inc., a company managed by ACC.

     The geographic composition and the property types securing the commercial mortgage loan portfolio at value at June 30, 2001 and December 31, 2000 were as follows:

                                                              2001   2000
                                                              ----   ----
GEOGRAPHIC REGION
Southeast...................................................   37%    39%
Northeast...................................................   21      5
Midwest.....................................................   20     14
Mid-Atlantic................................................   12     22
West........................................................   10     20
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===
PROPERTY TYPE
Hospitality.................................................   34%    28%
Retail......................................................   25     19
Office......................................................   22     30
Recreation..................................................    4      9
Other.......................................................   15     14
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

  CMBS

     At June 30, 2001 and December 31, 2000, the CMBS portfolio consisted of the following:

                                                 2001                  2000
                                          -------------------   -------------------
                                            COST      VALUE       COST      VALUE
             (IN THOUSANDS)               --------   --------   --------   --------
Purchased CMBS..........................  $430,291   $430,423   $310,887   $311,320
Residual CMBS...........................    72,850     72,850     78,723     78,723
Residual interest spread................     2,324      2,024      3,297      2,997
                                          --------   --------   --------   --------
          Total.........................  $505,465   $505,297   $392,907   $393,040
                                          ========   ========   ========   ========

     PURCHASED CMBS The Company has Purchased CMBS bonds with a face amount of $886,055,000 and a cost of $430,291,000, with the difference representing original issue discount. As of June 30, 2001 and December 31, 2000, the estimated yield to maturity on the Purchased CMBS was approximately 15.4%. The Company's yield on its Purchased CMBS is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. At June 30, 2001 and December 31, 2000, the yield on the Purchased CMBS portfolio was computed assuming a 1% loss estimate for its entire underlying collateral mortgage pool. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

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

     The Company entered into one short sale contract with a financial institution as part of a strategy to manage interest rate risk with respect to certain CMBS bonds. The Company used the short sale for hedging and risk management only and not for speculative purposes. At June 30, 2001, the fair value of the contract was a loss of $95,000. The fair value of this contract has been reflected in net unrealized gains. The Company held no derivative financial instruments at December 31, 2000.

     The underlying rating classes of the Purchased CMBS are as follows:

                                                     JUNE 30, 2001         DECEMBER 31, 2000
                                                 ---------------------   ---------------------
                                                            PERCENTAGE              PERCENTAGE
                    ($ IN THOUSANDS)              VALUE      OF TOTAL     VALUE      OF TOTAL
                                                 --------   ----------   --------   ----------
BB+............................................  $  6,074       1.4%     $     --        --%
BB.............................................    30,624       7.1         8,472       2.7
BB-............................................    49,006      11.4        37,061      11.9
B+.............................................    77,968      18.1        59,827      19.3
B..............................................   108,344      25.2        89,999      28.9
B-.............................................    63,704      14.8        56,665      18.2
CCC............................................     8,846       2.1         7,857       2.5
Unrated........................................    85,857      19.9        51,439      16.5
                                                 --------     -----      --------     -----
          Total................................  $430,423     100.0%     $311,320     100.0%
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

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3. PORTFOLIO, CONTINUED

     As a result of this securitization, the Company recorded a gain of $14.8 million, which represents the difference between the cost basis of the assets sold and the fair value of the assets received, net of the costs of the securitization and the cost of settlement of interest rate swaps. As of June 30, 2001 and December 31, 2000, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The three bond classes sold had an aggregate weighted average interest rate of 6.6% as of June 30, 2001, and 6.5% as of December 31, 2000.

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

     The geographic composition and the property types of the underlying mortgage loan pools securing the CMBS calculated using the underwritten principal balance at June 30, 2001 and December 31, 2000 were as follows:

                                                              2001   2000
                                                              ----   ----
GEOGRAPHIC REGION
West........................................................   31%    31%
Mid-Atlantic................................................   24     23
Midwest.....................................................   21     22
Southeast...................................................   18     19
Northeast...................................................    6      5
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===
PROPERTY TYPE
Retail......................................................   32%    32%
Housing.....................................................   28     30
Office......................................................   24     21
Hospitality.................................................    8      8
Other.......................................................    8      9
                                                              ---    ---
          Total.............................................  100%   100%
                                                              ===    ===

     SMALL BUSINESS FINANCE

     The Company, through its wholly owned subsidiary, Allied SBLC, participated in the SBA's Section 7(a) Guaranteed Loan Program ("7(a) loans"). As discussed in Note 1, Allied SBLC is no longer a consolidated subsidiary of the Company at December 31, 2000. As a result, the Company's small business portfolio had no balance at and after December 31, 2000.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. DEBT

     At June 30, 2001 and December 31, 2000, the Company had the following debt:

                                                        2001                    2000
                                                ---------------------   ---------------------
                                                 FACILITY     AMOUNT     FACILITY     AMOUNT
                                                  AMOUNT      DRAWN       AMOUNT      DRAWN
                      (IN THOUSANDS)            ----------   --------   ----------   --------
Notes payable and debentures:
  Unsecured long-term notes payable...........  $  544,000   $544,000   $  544,000   $544,000
  SBA debentures..............................     101,800     87,000       87,350     78,350
  Auction rate reset note.....................      79,614     79,614       76,598     76,598
  OPIC loan...................................       5,700      5,700        5,700      5,700
                                                ----------   --------   ----------   --------
          Total notes payable and
             debentures.......................     731,114    716,314      713,648    704,648
                                                ----------   --------   ----------   --------
Revolving credit facilities:
  Revolving line of credit....................     417,500    164,750      417,500     82,000
  Master loan and security agreement..........          --         --           --         --
                                                ----------   --------   ----------   --------
          Total revolving credit facilities...     417,500    164,750      417,500     82,000
                                                ----------   --------   ----------   --------
  Total.......................................  $1,148,614   $881,064   $1,131,148   $786,648
                                                ==========   ========   ==========   ========

  NOTES PAYABLE AND DEBENTURES

     UNSECURED LONG-TERM NOTES PAYABLE. In June 1998, May 1999, November 1999 and October 2000, the Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have terms of five or seven years. The weighted average interest rate on the notes was 7.8% at June 30, 2001 and December 31, 2000. The notes may be prepaid in whole or in part together with an interest premium, as stipulated in the note agreement.

     SBA DEBENTURES. At June 30, 2001 and December 31, 2000, the Company had debentures payable to the SBA with terms of ten years and at fixed interest rates ranging from 4.3% to 9.1%. The weighted average interest rate was 6.9% and 7.6% at June 30, 2001 and December 31, 2000, respectively. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

     AUCTION RATE RESET NOTE. The Company has a $79,614,000 Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Interbank Offer Rate ("LIBOR") plus 1.75%, which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized.

     As a means to repay the note, the Company has entered into an agreement to issue $79,614,000 of debt, equity or other securities in one or more public or private transactions, or prepay the Auction Rate Reset Note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4. DEBT, CONTINUED

     Scheduled future maturities of notes payable and debentures at June 30, 2001 are as follows:

                            YEAR                              AMOUNT MATURING
                            ----                              ---------------
                                                              (IN THOUSANDS)
2001........................................................     $     --
2002........................................................       79,614
2003........................................................      140,000
2004........................................................      221,000
2005........................................................      179,000
Thereafter..................................................       96,700
                                                                 --------
          Total.............................................     $716,314
                                                                 ========

  REVOLVING CREDIT FACILITIES

     REVOLVING LINE OF CREDIT. At June 30, 2001, the Company has an unsecured revolving line of credit for $417,500,000. The facility may be expanded up to $500,000,000. At the Company's option, the facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 5.2% and 7.9% at June 30, 2001 and December 31, 2000, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line expires in March 2002. The line of credit requires monthly interest payments and all principal is due upon its expiration.

     On August 3, 2001, the Company increased the capacity on the revolving line of credit to $467,500,000, which may be expanded up to $600,000,000, and extended the maturity to August 2003, with the right to extend the maturity for one additional year at the Company's sole option, under substantially similar terms.

     MASTER LOAN AND SECURITY AGREEMENT.   The Company had a facility to borrow
up to $100,000,000, using certain commercial mortgage loans as collateral. The agreement charged interest at the one-month LIBOR plus 1.0%, adjusted daily. The agreement matured on October 27, 2000 and was not renewed.

     The average debt outstanding on the revolving credit facilities was $89,043,000 and $154,853,000 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the six months ended June 30, 2001 and for the year ended December 31, 2000, were $181,500,000 and $257,000,000, and 6.4% and 7.6%, respectively.

NOTE 5. PREFERRED STOCK

     Allied Investment has outstanding a total of 60,000 shares of $100 par value, 3% cumulative preferred stock and 10,000 shares of $100 par value, 4% redeemable cumulative preferred stock issued to the SBA pursuant to Section 303(c) of the Small Business Investment Act of 1958, as amended. The 3% cumulative preferred stock does not have a required redemption date. Allied Investment has the option to redeem in whole or in part the preferred stock by paying the SBA the par value of such

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5. PREFERRED STOCK, CONTINUED

securities and any dividends accumulated and unpaid to the date of redemption. The 4% redeemable cumulative preferred stock has a required redemption date in June 2005.

NOTE 6. SHAREHOLDERS' EQUITY

     Sales of common stock for the six months ended June 30, 2001, and the year ended December 31, 2000 were as follows:

                                                                2001       2000
                       (IN THOUSANDS)                         --------   --------
Number of common shares.....................................     5,824     14,812
Gross proceeds..............................................  $130,139   $263,460
Less costs including underwriting fees......................    (6,877)   (12,548)
                                                              --------   --------
  Net proceeds..............................................  $123,262   $250,912
                                                              ========   ========

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

     Dividend reinvestment plan activity for the six months ended June 30, 2001 and for the year ended December 31, 2000 was as follows:

                                                               2001     2000
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        ------   ------
Shares issued...............................................     148      254
Average price per share.....................................  $23.08   $18.79

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7. EARNINGS PER COMMON SHARE

     Earnings per common share for the six months ended June 30, 2001 and 2000 were as follows:

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)             --------   --------
Net increase in net assets resulting from operations........  $98,134    $64,371
Less preferred stock dividends..............................     (110)      (110)
                                                              -------    -------
Income available to common shareholders.....................  $98,024    $64,261
                                                              =======    =======
Basic shares outstanding....................................   87,441     68,128
Dilutive options outstanding to officers....................    1,525         47
                                                              -------    -------
Diluted shares outstanding..................................   88,966     68,175
                                                              =======    =======
BASIC EARNINGS PER COMMON SHARE.............................  $  1.12    $  0.94
                                                              =======    =======
DILUTED EARNINGS PER COMMON SHARE...........................  $  1.10    $  0.94
                                                              =======    =======

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD

     The Predecessor Companies' existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the "Cut-off Award"). The Cut-off Award was computed for each unvested option as of the Merger date. The Cut-off Award was equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award was payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximated $2.9 million in the aggregate and has been expensed as the Cut-off Award vests. For the six months ended June 30, 2001 and for the year ended December 31, 2000, $91,000 and $535,000, respectively, of the Cut-off Award vested.

     The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-merger. In the aggregate, the Formula Award equaled 6% of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers' compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company's deferred compensation trust and was used to purchase shares of the Company's stock (included in common stock held in deferred compensation trust). The Formula Award vested equally in three installments on December 31, 1998, 1999 and 2000. The Formula Award has been expensed in each year in which it vested. For the year ended December 31, 2000, $5,648,000, was expensed as a result of the

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8. CUT-OFF AWARD AND FORMULA AWARD, CONTINUED

Formula Award. At December 31, 2000, the liability related to the Formula Award was $5,648,000, and has been included in common stock held in deferred compensation trust. Vested Formula Awards have been distributed to recipients by the Company, however, sale of the Company's stock by the recipients is restricted. Unvested Formula Awards were forfeited upon a recipient's separation from service and the related Company stock was retired. During 2000, $563,000, of the Formula Award was forfeited.

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

     The Company's Board of Directors declared and the Company paid a $0.99 per common share dividend or $87,836,000 for the six months ended June 30, 2001.

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

     The Company's portfolio composition at June 30, 2001, and December 31, 2000 was as follows:

                                                                AT           AT
                                                             JUNE 30,   DECEMBER 31,
                                                               2001         2000
                                                             --------   ------------
Private Finance............................................     70%          72%
Commercial Real Estate Finance.............................     30%          28%
Small Business Finance.....................................     --%          --%

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

PORTFOLIO AND INVESTMENT ACTIVITY

     Total portfolio investment activity and yields as of and for the three and six months ended June 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

                            AT AND FOR THE THREE    AT AND FOR THE SIX
                                MONTHS ENDED           MONTHS ENDED
                                  JUNE 30,               JUNE 30,          AT AND FOR THE
                            ---------------------   -------------------      YEAR ENDED
                              2001        2000        2001       2000     DECEMBER 31, 2000
     ($ IN MILLIONS)        ---------   ---------   --------   --------   -----------------
Portfolio at Value........  $2,000.6    $1,488.3    $2,000.6   $1,488.3       $1,788.0
Investments Funded........  $  149.3    $  184.0    $  300.1   $  402.3       $  901.5
Repayments................  $   14.4    $    5.3    $   44.1   $   58.8       $  154.1
Sales.....................  $   39.5    $   77.5    $   74.6   $  117.1       $  280.2
Yield.....................      14.2%       13.6%       14.2%      13.6%          14.1%

PRIVATE FINANCE

     Private finance investment activity and yields as of and for the three and six months ended June 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

                                AT AND FOR THE      AT AND FOR THE
                                 THREE MONTHS         SIX MONTHS
                                ENDED JUNE 30,      ENDED JUNE 30,      AT AND FOR THE
                               -----------------   -----------------      YEAR ENDED
                                 2001      2000      2001      2000    DECEMBER 31, 2000
       ($ IN MILLIONS)         --------   ------   --------   ------   -----------------
Portfolio at Value...........  $1,405.4   $871.6   $1,405.4   $871.6       $1,282.5
Investments Funded...........  $   93.5   $126.4   $  114.1   $239.0       $  600.9
Repayments...................  $    6.9   $  2.4   $   24.0   $ 39.2       $  117.7
Yield........................      14.6%    14.5%      14.6%    14.5%          14.6%

     The private finance portfolio increased 10% from December 31, 2000 to June 30, 2001, and increased 98% during the year ended December 31, 2000. Buyout and private finance activity across the industry slowed during the first half of 2001 largely due to credit tightening among senior lenders. Equity-focused buyout firms generally need both senior and subordinated debt to leverage private equity investments, and during the first half of 2001, activity in the senior bank market, and in particular the senior syndicated loan market, has been slow. As a result, the Company's investment activity for the six months ended June 30, 2001 has been at a slower pace than the comparable period for the prior year.

     During the second quarter, the Company announced that it intends to acquire SunSource Inc. to create a privately owned portfolio company controlled by the Company. The two companies have signed a definitive merger agreement, which provides that the Company will pay approximately $72 million, or $10.375 per SunSource common share, in cash for all of the outstanding common equity of SunSource. Management of SunSource will participate with the Company in the buyout transaction and will retain an approximate 6% ownership position on a fully diluted basis in the newly created portfolio company. It is anticipated that this transaction will close by September 30, 2001. SunSource is an existing portfolio company, and during the second quarter of 2001 the Company increased its investment in SunSource by purchasing a subordinated note for $8.5 million from a third party.

     The Company's increasing capital base has enabled it to make larger private finance investments, supporting the increase in originations in 2000. Key investment characteristics for new private finance mezzanine investments were as follows:

                                                                FOR THE YEAR
                                                                    ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
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

     During 2000, the Company acquired BLC Financial Services, Inc. in a going private transaction, and the Company's investment in BLX is included in the private finance portfolio. See "Small Business Finance" discussion for more details below.

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

     The Company believes that the fund investment strategy is an effective means of participating in private equity investing through a diverse pooled investment portfolio. The fund concept allows the Company to participate in a pooled investment return without exposure to the risk of any single investment. Since the beginning of 2000, the Company has committed a total of $44.5 million to eight private equity funds. The committed amount is expected to be invested over the next three years. The Company funded $1.5 million, $3.1 million and $7.0 million of this commitment for the three and six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

COMMERCIAL REAL ESTATE FINANCE

     Commercial real estate finance investment activity and yields as of and for the three and six months ended June 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

                                           AT AND FOR THE             AT AND FOR THE          AT AND FOR THE
                                         THREE MONTHS ENDED          SIX MONTHS ENDED           YEAR ENDED
                                              JUNE 30,                   JUNE 30,              DECEMBER 31,
                                        ---------------------       -------------------       --------------
                                         2001           2000         2001         2000             2000
        ($ IN MILLIONS)                 ------         ------       ------       ------       --------------
Portfolio at Value.............         $595.2         $548.8       $595.2       $548.8           $505.5
Investments Funded.............         $ 55.8         $ 27.2       $186.0       $ 91.1           $149.0
Repayments.....................         $  7.5         $  1.3       $ 20.1       $ 14.3           $ 24.8
Sales..........................         $ 39.4         $ 38.0       $ 74.6       $ 51.5           $151.7
Yield..........................           13.6%          13.0%        13.6%        13.0%            13.1%

     The commercial real estate finance portfolio increased 18% from December 31, 2000 to June 30, 2001, and decreased 3% for the year ended December 31, 2000. During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade commercial mortgage-backed securities ("CMBS") at significant discounts from the face amount of the bonds. Turmoil in the capital markets at that time created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these collateralized bonds increased, thus providing an attractive investment opportunity. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is fully secured by commercial mortgage loans. The Company has opportunistically purchased CMBS since the fourth quarter of 1998. The Company plans to continue its CMBS investment activity, however, in order to maintain a balanced portfolio the Company expects that purchased CMBS will continue to represent approximately 20% to 25% of total assets during 2001. The Company's CMBS investment activity level will be dependent upon its ability to purchase CMBS at attractive yields.

     The Company purchases CMBS at an approximate discount of 50% from the face amount of the bonds. During the second quarter of 2001, the Company purchased $54.9 million in CMBS with a face value of $95.6 million and a weighted average yield to maturity of 14.9% after assuming a 1% loss rate on the underlying collateral mortgage pool. During the six months ended June 30, 2001 the Company purchased $159.3 million in CMBS with a face value of $277.9 million. In addition, the Company purchased $24.6 million in non-investment grade securities related to a collateralized debt issuance secured by CMBS and investment grade real estate investment trust bonds. The weighted average yield to maturity on purchases made during the first six months of 2001 is 15.6% after assuming a 1% loss rate on the underlying collateral mortgage pool. During 2000, the Company purchased $124.3 million in CMBS with a face amount of $244.6 million and a weighted average yield to maturity of 14.7% after assuming a 1% loss rate on the underlying collateral mortgage pool.

     As a part of the Company's strategy to maximize its return on equity capital, the Company sold CMBS bonds rated BB+, BB and BB- during the second quarter of 2001, the first six months of 2001 and the fourth quarter of 2000 totaling $33.7 million, $68.9 million and $98.7 million, respectively. These bonds had an effective yield of 10.0%, 10.2% and 11.5%, and were sold for $34.0 million, $70.1 million and $102.5 million, respectively, resulting in a realized gain on the sale. The sale of these lower-yielding bonds increased the Company's overall liquidity. The effective yield on the Company's remaining purchased CMBS portfolio at June 30, 2001 was 15.4%, after assuming a 1% loss on the entire underlying mortgage loan pool. At June 30, 2001 and December 31, 2000, the value of the purchased CMBS portfolio was $430.4 million and $311.3 million and the unamortized discount was $455.8 million and $364.9 million, respectively.

     The original principal balance of the underlying pool of the approximately 3,000 loans that are collateral for the Company's CMBS had underwritten loan to value ("LTV") and underwritten debt service coverage ratios ("DSCR") as follows:

                    LOAN TO VALUE RANGES                          $        %
                    --------------------                      ---------   ---
                                                                ($ IN
                                                              MILLIONS)
Less than 60%...............................................  $ 1,847.1    12%
60-65%......................................................    1,330.3     8%
65-70%......................................................    2,645.4    17%
70-75%......................................................    5,262.3    33%
75-80%......................................................    4,695.5    29%
Greater than 80%............................................      208.1     1%
                                                              ---------   ---
                                                              $15,988.7   100%
                                                              =========   ===
Weighted average LTV........................................       69.6%

                   DEBT SERVICE COVERAGE
                        RATIO RANGES                              $        %
                   ---------------------                      ---------   ---
                                                                ($ IN
                                                              MILLIONS)
Greater than 2.00...........................................  $   510.1     3%
1.76-2.00...................................................      487.1     3%
1.51-1.75...................................................    1,848.6    12%
1.26-1.50...................................................    9,090.1    57%
1.00-1.25...................................................    4,052.8    25%
                                                              ---------   ---
                                                              $15,988.7   100%
                                                              =========   ===
Weighted average DSCR.......................................       1.41

     The Company has been liquidating much of its whole commercial mortgage loan portfolio so that it can redeploy the proceeds into higher yielding assets and for the three and six months ended June 30, 2001, the Company sold $5.8 million of commercial mortgage loans. For the year ended December 31, 2000, the Company sold $53.1 million of commercial mortgage loans. At June 30, 2001, the Company's whole commercial real estate loan portfolio had been reduced to $87.8 million from $106.4 million at December 31, 2000.

SMALL BUSINESS FINANCE

     On December 31, 2000, the Company acquired 95% of BLC Financial Services, Inc. in a "going private" buyout transaction for $95.2 million. The Company issued approximately 4.1 million shares, or $86.1 million of new equity, and paid $9.1 million in cash to acquire BLC. The new portfolio company has changed its name to Business Loan Express, Inc. ("BLX").

     As part of the transaction, the Company recapitalized its Allied Capital Express operations as an independently managed private portfolio company and merged it into BLX. As part of the recapitalization, the Company contributed certain assets, including the online rules-based underwriting technology and fixed assets, and transferred 37 employees into the private portfolio company. Upon completion of the transaction, the Company's investment in BLX totaled $204.1 million and consisted of $74.5 million of 25% subordinated debt, $25.1 million of preferred stock, and $104.5 million of common stock. BLX is included in the private finance portfolio.

     During the first quarter of 2001, BLX secured a 3-year $117.5 million revolving credit facility ("BLX Credit Facility"). As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX Credit Facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of BLX on the line of credit. The amount guaranteed by the Company at June 30, 2001 was $51.7 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the BLX Credit Facility at June 30, 2001.

     Prior to its contribution to BLX, Allied Capital Express loan activity and yields as of and for the year ended December 31, 2000 were as follows:

                      ($ IN MILLIONS)                          2000
                      ---------------                         ------
Portfolio at Value..........................................  $   --
New Investments.............................................  $151.6
Repayments..................................................  $ 11.6
Sales.......................................................  $128.5
Yield.......................................................      --

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

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The following table summarizes Allied Capital's operating results for the six months ended June 30, 2001 and 2000.

                                                        FOR THE SIX
                                                        MONTHS ENDED
                                                          JUNE 30,
                                                     ------------------              PERCENT
                                                       2001      2000      CHANGE    CHANGE
    ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       --------   -------   --------   -------
INTEREST AND RELATED PORTFOLIO INCOME
     Interest and dividends........................  $113,699   $81,714   $ 31,985      39%
     Premiums from loan dispositions...............     1,731     7,843     (6,112)    (78)%
     Fees and other income.........................    18,380     4,305     14,075     327%
                                                     --------   -------   --------     ---
          Total interest and related portfolio
             income................................   133,810    93,862     39,948      43%
                                                     --------   -------   --------     ---
EXPENSES
     Interest......................................    31,881    26,591      5,290      20%
     Employee......................................    13,965     9,760      4,205      43%
     Administrative................................     6,027     6,835       (808)    (12)%
                                                     --------   -------   --------     ---
          Total operating expenses.................    51,873    43,186      8,687      20%
                                                     --------   -------   --------     ---
     Formula and cut-off awards....................        91     3,403     (3,312)    (97)%
                                                     --------   -------   --------     ---
          Net operating income before net realized
             and unrealized gains..................    81,846    47,273     34,573      73%
                                                     --------   -------   --------     ---
NET REALIZED AND UNREALIZED GAINS
     Net realized gains............................     4,991    15,041    (10,050)    (67)%
     Net unrealized gains..........................    11,297     2,057      9,240     449%
                                                     --------   -------   --------     ---
          Total net realized and unrealized
             gains.................................    16,288    17,098       (810)     (5)%
                                                     --------   -------   --------     ---
Net increase in net assets resulting from
  operations.......................................  $ 98,134   $64,371   $ 33,763      52%
                                                     ========   =======   ========     ===
Diluted net operating income per share.............  $   0.92   $  0.69   $   0.23      33%
                                                     ========   =======   ========     ===
Diluted earnings per share.........................  $   1.10   $  0.94   $   0.16      17%
                                                     ========   =======   ========     ===
Weighted average shares outstanding -- diluted.....    88,966    68,175     20,791      30%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

     Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes dividend income, premiums from loan dispositions, prepayment premiums, and fees and other income.

                                                               FOR THE SIX
                                                               MONTHS ENDED
                                                                 JUNE 30,
                                                              --------------
                                                               2001    2000
         ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)            ------   -----
Total Interest and Related Portfolio Income.................  $133.8   $93.9
Per share...................................................  $ 1.50   $1.38

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 20% to $1,639.7 million at June 30, 2001 from $1,361.1 million at June 30, 2000. The weighted average yield on the interest bearing investments in the portfolio at June 30, 2001 and 2000 was as follows:

                                                                JUNE 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Private Finance.............................................  14.6%   14.5%
Commercial Real Estate Finance..............................  13.6%   13.0%
Small Business Finance......................................    --%   12.3%
Total Portfolio.............................................  14.2%   13.6%

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $0.7 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively. Premium income results from the premium paid by purchasers on loans sold less the origination commissions associated with the loans sold. For the six months ended June 30, 2000, premiums from loan sales resulted primarily from the sale of loans originated through Allied Capital Express. Upon the merger of the Allied Capital Express operations into BLX, the premium from loan sales earned historically is intended to be replaced with interest income earned by the Company from its subordinated debt investment in BLX as well as fees earned from its guaranty of the BLX Credit Facility and its management contract with BLX.

     Prepayment premiums were $1.0 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company's borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

     Fees and other income include diligence, financial structuring, management and guaranty fees of $15.8 million for the six months ended June 30, 2001. The Company continues to emphasize new financial structuring, diligence and portfolio management activity that generates additional fee income. Because individual fees for any one activity can vary in size, fee income may vary from quarter to quarter.

     Operating expenses include interest, employee and administrative expenses. The Company's single largest expense is interest on indebtedness. The fluctuations in interest expense during the six months ended June 30, 2001 and 2000 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                              AT AND FOR THE
                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2001     2000
                      ($ IN MILLIONS)                         ------   ------
Total Outstanding Debt......................................  $881.1   $726.4
Average Outstanding Debt....................................  $801.3   $659.0
Weighted Average Cost.......................................     7.4%     8.1%
BDC Asset Coverage*.........................................     247%     225%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 101 and 129 at June 30, 2001 and 2000, respectively. As part of the recapitalization of Allied Capital Express discussed above, employees of the Company were transferred to the portfolio company at the end of 2000. Expenses related to employees dedicated to Allied Capital Express are reflected in employee expense for the six months ended June 30, 2000.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices, travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. Administrative expenses for the six months ended June 30, 2000 included expenses related to Allied Capital Express regional offices. The cost of these regional offices was transferred to BLX at the beginning of 2001. For the six months ended June 30, 2001 and 2000, employee and administrative costs as a percentage of total interest and related portfolio income less interest expense plus net realized and unrealized gains was 17% and 20%, respectively.

     The formula and cut-off awards totaled $3.4 million, or $0.05 per share, for the six months ended June 30, 2000. The formula award vested over a three-year period which ended on December 31, 2000.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and Purchased CMBS bonds, offset by losses on investments. Realized gains and losses were as follows:

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2001    2000
                      ($ IN MILLIONS)                         -----   -----
Realized Gains..............................................  $ 6.6   $15.9
Realized Losses.............................................   (1.6)   (0.9)
                                                              -----   -----
Net Realized Gains..........................................  $ 5.0   $15.0
                                                              =====   =====
Net Unrealized Gains........................................  $11.3   $ 2.1
                                                              =====   =====

     Realized gains for the six months ended June 30, 2001 primarily resulted from transactions involving two portfolio companies, Southwest PCS, LLC ($0.8 million) and FTI Consulting, Inc. ($4.6 million), and the sale of Purchased CMBS BB bonds ($0.9 million). Realized gains for the six months ended June 30, 2000 resulted primarily from transactions involving five portfolio companies. The Company reversed previously recorded unrealized appreciation totaling $4.0 million and $3.7 million when these gains were realized for the six months ended June 30, 2001 and 2000, respectively.

     Realized losses for the six months ended June 30, 2001 and 2000 resulted from the continued liquidation of the Company's whole loan commercial real estate portfolio, as well as other small losses in the private finance portfolio. The Company reversed previously recorded unrealized depreciation totaling $2.2 million and $0.7 million when the related losses were realized in the six months ended June 30, 2001 and 2000, respectively.

     Net unrealized gains for the three months ended June 30, 2001 and 2000 consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets and the effect of reversals of unrealized appreciation or depreciation resulting from realized gains or losses.

     The Company increased the value of its equity investment in BLX by $15.5 million at March 31, 2001. During the first quarter, BLX secured a 3-year $117.5 million revolving credit facility and completed a $65 million securitization of unguaranteed SBA 7(a) loans. As a result of the elimination of the refinancing risk that existed at the time of the merger, and BLX's progress in merger integration, the Company increased the value of its equity investment. The Company also increased the value of its investment in Wyo-Tech Acquisition Corporation by $8.8 million at March 31, 2001, due to its continued growth and positive performance. In addition to BLX and Wyo-Tech, the Company increased the value of other portfolio companies by $9.9 million in total for the six months ended June 30, 2001. These companies increased in value because of continued positive performance, and valuation data that would indicate that a valuation increase was necessary.

     The Company decreased the value of its common equity investment in Startec Global Communications Corporation by $3.0 million and the value of its debt investment in NETtel Communications, Inc. by $5.0 million at March 31, 2001. In addition, the Company decreased the value of other portfolio companies by a total of $13.1 million for the six months ended June 30, 2001.

     At June 30, 2001, net unrealized appreciation in the portfolio totaled $30.7 million and was composed of unrealized appreciation of $78.6 million, resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $47.9 million, resulting primarily from underperforming loan and equity interests in the portfolio. Net realized and unrealized gains can vary substantially on a quarterly basis.

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

     At June 30, 2001, the Company's portfolio was graded as follows:

                                                          PORTFOLIO      PERCENTAGE OF
                        GRADE                             AT VALUE      TOTAL PORTFOLIO
                        -----                           -------------   ---------------
                                                        (IN MILLIONS)
1.....................................................    $  449.7            22.5%
2.....................................................     1,430.0            71.5%
3.....................................................        43.1             2.2%
4.....................................................        45.1             2.2%
5.....................................................        32.7             1.6%
                                                          --------           -----
                                                          $2,000.6           100.0%
                                                          ========           =====

     Grade 5 private finance investments at June 30, 2001, totaled $31.7 million, at value, or 1.6%, of the Company's total portfolio. Total Grade 4 and 5 assets as a percentage of the total portfolio at value at June 30, 2001 and December 31, 2000 and 1999 were 3.8%, 5.7% and 3.8%, respectively. The Company expects that a certain number of portfolio companies will be in the Grade 4 or 5 category from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect the Company's investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate significantly from quarter to quarter as the Company helps these companies work through their problems. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company's investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

     At June 30, 2001, delinquencies in the underlying collateral pool for the Company's CMBS portfolio were 0.35%. The yield used to accrue interest on this portfolio assumes a 1% loss rate on the entire underlying collateral mortgage pool, and as of June 30, 2001, no losses have been realized.

     For the total investment portfolio, loans greater than 120 days delinquent were $63.5 million at value at June 30, 2001, or 3.2% of the total portfolio. Included in this category are loans valued at $10.9 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 2000 were $56.4 million at value, or 3.2% of the total portfolio, which included $13.3 million that were fully secured by real estate. As a provider of long-term privately negotiated investment capital, it is not atypical to defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 120 days delinquent may vary from quarter to quarter. The terms of the private finance agreements frequently provide an opportunity for portfolio companies to restructure their debt and equity capital. During such restructuring, the Company may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. The Company also prices its investments for a total return including current interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 120 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company's portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

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

     In order to maintain its RIC status, the Company must, in general, (1) continue to qualify as a BDC; (2) derive at least 90% of its gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet investment diversification requirements as defined in the Code; and (4) distribute annually to shareholders at least 90% of its investment company taxable income as defined in the Code. The Company intends to take all steps necessary to continue to meet the RIC qualifications. However, there can be no assurance that the Company will continue to qualify for such treatment in future years.

     The weighted average common shares outstanding used to compute basic earnings per share were 87.4 million and 68.1 million for the six months ended June 30, 2001 and 2000, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 89.0 million and 68.2 million for the six months ended June 30, 2001 and 2000, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     The following table summarizes Allied Capital's operating results for the three months ended June 30, 2001 and 2000.

                                                         FOR THE THREE
                                                         MONTHS ENDED
                                                           JUNE 30,
                                                       -----------------             PERCENT
                                                        2001      2000     CHANGE    CHANGE
     ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        -------   -------   -------   -------
INTEREST AND RELATED PORTFOLIO INCOME
     Interest and dividends..........................  $58,824   $42,986   $15,838      37%
     Premiums from loan dispositions.................      910     4,554    (3,644)    (80)%
     Fees and other income...........................    9,005     2,425     6,580     271%
                                                       -------   -------   -------     ---
          Total interest and related portfolio
             income..................................   68,739    49,965    18,774      38%
                                                       -------   -------   -------     ---
EXPENSES
     Interest........................................   15,951    14,280     1,671      12%
     Employee........................................    7,547     5,191     2,356      45%
     Administrative..................................    3,060     4,082    (1,022)    (25)%
                                                       -------   -------   -------     ---
          Total operating expenses...................   26,558    23,553     3,005      13%
                                                       -------   -------   -------     ---
     Formula and cut-off awards......................       63     1,712    (1,649)    (96)%
                                                       -------   -------   -------     ---
          Net operating income before net realized
             and unrealized gains....................   42,118    24,700    17,418      71%
                                                       -------   -------   -------     ---
NET REALIZED AND UNREALIZED GAINS
     Net realized gains..............................    3,837    12,865    (9,028)    (70)%
     Net unrealized gains............................      151    (2,775)    2,926     105%
                                                       -------   -------   -------     ---
          Total net realized and unrealized gains....    3,988    10,090    (6,102)    (60)%
                                                       -------   -------   -------     ---
Net increase in net assets resulting from
  operations.........................................  $46,106   $34,790   $11,316      33%
                                                       =======   =======   =======     ===
Diluted net operating income per share...............  $  0.46   $  0.35   $  0.11      24%
                                                       =======   =======   =======     ===
Diluted earnings per share...........................  $  0.51   $  0.50   $  0.01       2%
                                                       =======   =======   =======     ===
Weighted average shares outstanding -- diluted.......   90,848    70,035    20,813      30%

     Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. In addition to the discussion of the comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000 that follows, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Six Months Ended June 30, 2001 and 2000" above for additional discussion regarding the nature of and reasons for fluctuation in income and expense items in the company's operating results.

     Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes dividend income, premiums from loan dispositions, prepayment premiums, and fees and other income.

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              2001        2000
         ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)            -----       -----
Total Interest and Related Portfolio Income.................  $68.7       $50.0
Per share...................................................  $0.76       $0.71

     The increase in interest income earned results primarily from continued growth of the Company's investment portfolio and the Company's focus on increasing its overall portfolio yield. The Company's investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 20% to $1,639.7 million at June 30, 2001 from $1,361.1 million at June 30, 2000.

     Included in net premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $0.7 million and $3.6 million for the three months ended June 30, 2001 and 2000, respectively. Premium income results from the premium paid by purchasers on loans sold less the origination commissions associated with the loans sold. For the three months ended June 30, 2000, premiums from loan sales resulted primarily from the sale of loans originated through Allied Capital Express. Upon the merger of the Allied Capital Express operations into BLX, the premium from loan sales earned historically is intended to be replaced with interest income earned by the Company from its subordinated debt investment in BLX as well as fees earned from its guaranty of the BLX Credit Facility and its management contract with BLX. Prepayment premiums were $0.2 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively.

     Fees and other income include diligence and financial structuring fees and management and guaranty fees of $7.3 million for the three months ended June 30, 2001.

     Operating expenses include interest, employee and administrative expenses. The Company's single largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended June 30, 2001 and 2000 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company's borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

                                                                AT AND FOR THE
                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             ---------------------
                                                              2001           2000
                      ($ IN MILLIONS)                        ------         ------
Total Outstanding Debt.....................................  $881.1         $726.4
Average Outstanding Debt...................................  $812.5         $690.6
Weighted Average Cost......................................     7.4%           8.1%
BDC Asset Coverage*........................................     247%           225%

-------------------------
* As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

     Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 101 and 129 at June 30, 2001 and 2000, respectively. As part of the recapitalization of Allied Capital Express discussed above, employees of the Company were transferred to the portfolio company at the end of 2000. Expenses related to employees dedicated to Allied Capital Express are reflected in employee expense for the three months ended June 30, 2000.

     Administrative expenses include the leases for the Company's headquarters in Washington, DC, and its regional offices, travel costs, stock record expenses, directors' fees, legal and accounting fees and various other expenses. Administrative expenses for the three months ended June 30, 2000 included expenses related to Allied Capital Express regional offices. The cost of these regional offices was transferred to BLX at the beginning of 2001. For the three months ended June 30, 2001 and 2000, employee and administrative costs as a percentage of total interest and related portfolio income less interest expense plus net realized and unrealized gains was 19% and 20%, respectively.

     Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and Purchased CMBS bonds, offset by losses on investments. Realized gains and losses were as follows:

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              2001        2000
                      ($ IN MILLIONS)                         -----       -----
Realized Gains..............................................  $ 4.7       $13.2
Realized Losses.............................................   (0.9)       (0.3)
                                                              -----       -----
Net Realized Gains..........................................  $ 3.8       $12.9
                                                              =====       =====
Net Unrealized Gains........................................  $ 0.2       $(2.8)
                                                              =====       =====

     For further discussion of net realized and unrealized gains and losses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Six Months Ended June 30, 2001 and 2000" above.

     The weighted average common shares outstanding used to compute basic earnings per share were 89.4 million and 70.0 million for the three months ended June 30, 2001 and 2000, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

     All per share amounts included in management's discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 90.8 million and 70.0 million for the three months ended June 30, 2001 and 2000, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     At June 30, 2001, the Company had $3.4 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company's objective is to manage to a low cash balance and fund new originations with its credit facilities.

DEBT

     The Company had outstanding debt at June 30, 2001 as follows:

                                                                                           ANNUAL
                                                             FACILITY       AMOUNT        INTEREST
                                                              AMOUNT      OUTSTANDING     COST(1)
                      ($ IN MILLIONS)                        --------   ---------------   --------
Notes payable and debentures:
  Unsecured long-term notes payable........................  $  544.0       $544.0          7.9%
  SBA debentures...........................................     101.8         87.0          7.9%
  Auction rate reset note..................................      79.6         79.6          5.9%
  OPIC loan................................................       5.7          5.7          6.6%
                                                             --------       ------          ----
         Total notes payable and debentures................  $  731.1       $716.3          7.7%
                                                             --------       ------          ----
Revolving credit facilities:
    Revolving line of credit...............................     417.5        164.8          6.1%
                                                             --------       ------          ----
         Total debt........................................  $1,148.6       $881.1          7.4%
                                                             ========       ======          ====

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

     SBA DEBENTURES. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company may currently borrow up to $101.8 million from the SBA under the SBIC program. At June 30, 2001, the Company has a commitment to borrow up to an additional $14.8 million above the amount outstanding from the SBA. The commitment expires on September 30, 2005.

     AUCTION RATE RESET NOTE. The Company has a $79.6 million Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Inter-Bank Offer Rate ("LIBOR") plus 1.75% which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized. As a means to repay the note, the Company has entered into an agreement to issue $79.6 million of debt, equity or other securities in one or more public or private transactions, or prepay the Auction Rate Reset Note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

     REVOLVING LINE OF CREDIT. As of June 30, 2001, the Company has a two-year, $417.5 million unsecured revolving line of credit that expires in May 2002. This facility may be expanded up to $500 million. At the Company's option, the credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or
(ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity. On August 3, 2001, the Company amended this credit facility to have borrowing capacity of $467.5 million, which can be expanded up to $600 million, and extended the maturity to August 2003, with the right to extend the maturity for an additional one year at the Company's sole option, under substantially the same terms.

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

     To support its growth during the six months ended June 30, 2001, the Company raised $123.3 million in new equity capital primarily through the sale of shares from its shelf registration statement. The Company issues equity from time to time when it has a clear use of proceeds for attractive investment opportunities. Historically, this process has enabled the Company to raise equity on an accretive basis for existing shareholders. At June 30, 2001, total shareholders' equity had increased to $1.17 billion.

     The Company's Board reviews the dividend rate quarterly, and adjusts the quarterly dividend rate throughout the year as the Company's earnings momentum builds. For the first and second quarter of 2001, the Board declared a $0.49 and $0.50 per common share dividend, respectively. For the third quarter of 2001, the Board has declared a dividend of $0.51 per common share. Dividends are paid from the Company's taxable income.

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

     The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. The Company maintains a matched-funding philosophy that focuses on matching the estimated maturities of its loan and investment portfolio to the estimated maturities of its borrowings. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing, which may result in temporary differences in the matching of estimated maturities. The Company evaluates its interest rate exposure on an ongoing basis. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At June 30, 2001, the Company's debt to equity ratio was 0.75 to 1 and weighted average cost of funds was 7.4%. There are no significant maturities of long-term debt until 2003. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

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

     OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED IF BLX FAILS TO PERFORM AS EXPECTED. Business Loan Express, Inc. ("BLX") is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected. At June 30, 2001, the investment totaled $213.7 million, or 10% of total assets. In addition, as controlling shareholder of BLX, the Company has provided an unconditional guaranty to BLX's credit facility lenders in an amount equal to 50% of BLX's total obligations on its $117.5 million unsecured revolving credit facility. The amount guaranteed by the Company at June 30, 2001 was $51.7 million. This guaranty can only be called in the event of a default by BLX.

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

     OUR PORTFOLIO INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS IN ABSENCE OF READILY ASCERTAINABLE PUBLIC MARKET
VALUES. Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), the Board of Directors is required to value each asset quarterly, and we are required to carry our portfolio at fair value as determined by the Board of Directors. Since there is typically no public market for the loans and equity securities of the companies in which we make investments, our Board of Directors estimates the fair value of these loans and equity securities pursuant to a written valuation policy and a consistently applied valuation process. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believe has become impaired. Without a readily ascertainable market value, the estimated value of our portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors' estimate of the current fair value of each investment in our portfolio. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

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

     At June 30, 2001, the Company had $881.1 million of outstanding indebtedness, bearing a weighted annual interest cost of 7.4%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our portfolio of at least 3.1%.

     WE MAY NOT BORROW MONEY UNLESS WE MAINTAIN ASSET COVERAGE FOR INDEBTEDNESS OF AT LEAST 200% WHICH MAY AFFECT RETURNS TO SHAREHOLDERS. We must maintain asset coverage for a class of senior security representing indebtedness of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2001, our asset coverage for senior indebtedness was 247%.

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

     LOSS OF PASS-THROUGH TAX TREATMENT WOULD SUBSTANTIALLY REDUCE NET ASSETS AND INCOME AVAILABLE FOR DIVIDENDS. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). If we meet source of income, diversification and distribution requirements, the Company qualifies for effective pass-through tax treatment. The Company would cease to qualify for such pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax and/or corporate level income tax if we fail to make required distributions as a RIC. If the Company ceased to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

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

     QUARTERLY RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE QUARTERLY PERFORMANCE. The Company's quarterly operating results could fluctuate and therefore, you should not rely on quarterly results to be indicative of the Company's performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2001 ACC issued a total of 69,381 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 2001, the Company held its Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for these matters.

     1. Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

                                                           FOR       WITHHELD
                                                        ----------   ---------
William L. Walton.....................................  70,274,662   6,881,794
George C. Williams, Jr................................  76,122,498   1,033,956
Brooks H. Browne......................................  75,878,768   1,277,686
Robert E. Long........................................  76,089,506   1,066,949

          The following directors are continuing as directors of the Company for their respective terms -- John D. Firestone, Anthony T. Garcia, Lawrence I. Hebert, Laura W. van Roijen, John I. Leahy, Warren K. Montouri, Guy T. Steuart II, and T. Murray Toomey, Esq.

     2. Ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 2001. Votes were cast as follows:

   FOR      AGAINST   ABSTAIN
----------  -------   -------
76,436,597  479,444   240,405

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
 3(i)(a)(21)  Articles of Amendment and Restatement of the Articles of
              Incorporation.
 3(i)(b)(16)  Articles of Merger.

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
 3(i)(c)(17)  Amendment to the Amended and Restated Articles of
              Incorporation.
 3(ii)10      Bylaws.
 4.1(4)       Specimen certificate of the Company's Common stock, par
              value $0.0001 per share. See exhibits 3(i), 3(ii) and 3(iii)
              for other instruments defining the rights of security
              holders.
 4.2(2)       Form of debenture between certain subsidiaries of the
              Company and the U.S. Small Business Administration.
 5            Not applicable.
 9            Not applicable.
10.1(15)      Second Amended and Restated Credit Agreement, dated August
              3, 2001.
10.2(5)       Note Agreement dated as of April 30, 1998.
10.3(3)       Loan Agreement between Allied I and Overseas Private
              Investment Corporation, dated April 10, 1995. Letter dated
              December 11, 1997 evidencing assignment of Loan Agreement
              from Allied I to the Company.
10.4(8)       Note Agreement dated as of May 1, 1999.
10.4a(10)     Note Agreement dated as of November 15, 1999.
10.4b(13)     Note Agreement dated as of October 15, 2000.
10.4c(18)     Auction Rate Reset Note Agreement, dated as of August 31,
              2000 between the Company and Intrepid Funding Master Trust, a Delaware business trust administered by Banc of America
              Securities LLC; Forward Issuance Agreement, dated as of
              August 31, 2000, between the Company and Banc of America
              Securities LLC; Remarketing and Contingency Purchase
              Agreement, dated as of August 31, 2000 between the Company and Banc of America Securities LLC.
10.5(17)      Amendment and Consent Agreement to the Amended and Restated
              Credit Agreement dated December 11, 2000.
10.6(4)       Sale and Servicing Agreement dated as of January 1, 1998
              among Allied Capital CMT, Inc., Allied Capital Commercial
              Mortgage Trust 1998-1 and the Company and LaSalle National
              Bank Inc. and ABN AMRO Bank N.V.
10.7(4)       Indenture dated as of January 1, 1998 between Allied Capital
              Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(4)       Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc.
              and Wilmington Trust Company.
10.9(4)       Guaranty dated as of January 1, 1998 by the Company.
10.10a(14)    Employment agreement dated June 15, 2000 between the Company and William L. Walton.
10.10b(14)    Employment agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10c(17)    Employment agreement dated June 15, 2000 between the Company and John M. Scheurer.
10.11(7)      Amended and Restated Deferred Compensation Plan dated
              December 30, 1998.
10.11a(19)    Amendment to Deferred Compensation Plan dated October 18,
              2000.
10.12(6)      Amended Stock Option Plan.
10.12a(9)     Allied Capital 401(k) Plan dated September 1, 1999.
10.12b(19)    Amendment to 401(k) Plan dated December 31, 2000.
10.13a(4)     Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(4)     Form of Custody Agreement with LaSalle National Bank.

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
10.13(15)     Custodian agreement with LaSalle Bank National Association, dated July 9, 2001.
10.14a(15)    Agreement and Plan of Merger dated June 18, 2001 by and
              among the Company, Allied Capital Lock Acquisition
              Corporation, and SunSource Inc.
10.15(20)     Control Investor Guaranty Agreement, dated as of March 28,
              2001, between the Company and Fleet National Bank, in its
              capacity as Administrative Agent for the Lenders and
              Business Loan Express, Inc.
10.18(1)      Dividend Reinvestment Plan.
11            Statement regarding computation of per share earnings is
              incorporated by reference to Note 8 to the Company's Notes to the Consolidated Financial Statements contained in the
              Company's 2000 Annual Report on Form 10-K for the year ended
              December 31, 2000.
21            Subsidiaries of the Company and jurisdiction of
              incorporation/organization:
                   Allied Investment Corporation             Maryland
                   Allied Capital REIT, Inc.                 Maryland
                   Allied Capital Holdings LLC               Delaware
                   Allied Capital Beteiligungsberatung GmbH   Germany
                   A.C. Corporation                          Delaware

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

     (14) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000.

     (15) Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed on August 10, 2001.

     (16) Incorporated by reference from Appendix B to the Company's registration statement on Form N-14 filed on September 26, 1997 (File No. 333-36459).

     (17) Incorporated by reference to the exhibit of the same name filed with the Company's Post-Effective Amendment No. 2 to the registration statement on Form N-2 filed on March 21, 2001 (File No. 333-43534).

     (18) Incorporated by reference to the exhibit of the same name filed with the Company's Pre-Effective Amendment No. 1 to the registration statement on Form N-2 filed on September 12, 2000 (File No. 333-43534).

     (19) Incorporated by reference to the exhibit of the same name filed with the Company's Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on January 19, 2001 (File No. 333-43534).

     (20) Incorporated by reference to the exhibit of the same name filed with the Company's Post-Effective Amendment No. 3 to the registration statement on Form N-2 filed on May 15, 2001 (File No. 333-43534).

     (21) Incorporated by reference to exhibit 3(i) filed with Allied Lending's Annual Report on Form 10-K for the year ended December 31, 1996.

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          ALLIED CAPITAL CORPORATION
                                                         (Registrant)

Dated: August 9, 2001                                    /s/ PENNI F. ROLL
                                                         ----------------------------------------------
                                                         Executive Vice President and Chief Financial
                                                         Officer