Form 10-Q
period 2001-09-30
ALLIED CAPITAL CORP
filed 2001-11-14
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [ ]

      On November 13, 2001 there were 98,841,322 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2001	2000

(in thousands, except number of share amounts)	(unaudited)

ASSETS

Portfolio at value:

Private finance (cost: 2001-$1,495,587; 2000-$1,262,529)	$1,539,253	$1,282,467

Commercial real estate finance (cost: 2001-$633,139; 2000-$503,366)	635,120	505,534

Total portfolio at value	2,174,373	1,788,001

Cash and cash equivalents	3,140	2,449

Other assets	89,320	63,367

Total assets	$2,266,833	$1,853,817

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable and debentures	$717,484	$704,648

Revolving credit facilities	207,000	82,000

Accounts payable and other liabilities	35,112	30,477

Total liabilities	959,596	817,125

Commitments and Contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:

Common stock, $0.0001 par value, 200,000,000 shares authorized; 96,920,973 and 85,291,696 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	10	9

Additional paid-in capital	1,293,396	1,043,653

Common stock held in deferred compensation trust (0 shares and 234,977 shares at September 30, 2001 and December 31, 2000, respectively)	—	—

Notes receivable from sale of common stock	(26,250)	(25,083)

Net unrealized appreciation on portfolio	42,842	19,378

Distributions in excess of earnings	(9,761)	(8,265)

Total shareholders’ equity	1,300,237	1,029,692

Total liabilities and shareholders’ equity	$2,266,833	$1,853,817

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000
(in thousands, except per share amounts)

	(unaudited)		(unaudited)

Interest and related portfolio income:

Interest and dividends	$60,023	$48,054	$173,722	$129,768

Premiums from loan dispositions	339	2,909	2,070	10,752

Fees and other income	12,272	5,029	30,652	9,334

Total interest and related portfolio income	72,634	55,992	206,444	149,854

Expenses:

Interest	16,093	15,054	47,974	41,645

Employee	8,213	6,343	22,269	19,506

Administrative	4,139	3,876	10,166	10,711

Total operating expenses	28,445	25,273	80,409	71,862

Net operating income before net realized and unrealized gains	44,189	30,719	126,035	77,992

Net realized and unrealized gains:

Net realized gains	3,348	8,054	8,339	23,095

Net unrealized gains (losses)	12,166	(2,324)	23,463	(267)

Total net realized and unrealized gains	15,514	5,730	31,802	22,828

Net increase in net assets resulting from operations	$59,703	$36,449	$157,837	$100,820

Basic earnings per common share	$0.64	$0.48	$1.77	$1.43

Diluted earnings per common share	$0.63	$0.48	$1.74	$1.42

Weighted average common shares outstanding — basic	92,903	75,502	89,282	70,604

Weighted average common shares outstanding — diluted	94,585	76,133	90,864	70,777

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2001	2000
(in thousands, except per share amounts)

	(unaudited)

Operations:

Net operating income before net realized and unrealized gains	$126,035	$77,992

Net realized gains	8,339	23,095

Net unrealized gains (losses)	23,463	(267)

Net increase in net assets resulting from operations	157,837	100,820

Shareholder distributions:

Common stock dividends	(135,702)	(98,617)

Preferred stock dividends	(165)	(165)

Net decrease in net assets resulting from shareholder distributions	(135,867)	(98,782)

Capital share transactions:

Sale of common stock	237,037	250,912

Issuance of common stock upon the exercise of stock options	7,826	1,467

Issuance of common stock in lieu of cash distributions	4,879	3,613

Net decrease (increase) in notes receivable from sale of common stock	(1,167)	3,535

Net decrease in common stock held in deferred compensation trust	—	4,814

Other	—	(563)

Net increase in net assets resulting from capital share transactions	248,575	263,778

Total increase in net assets	$270,545	$265,816

Net assets at beginning of period	$1,029,692	$667,513

Net assets at end of period	$1,300,237	$933,329

Net asset value per common share	$13.42	$11.56

Common shares outstanding at end of period	96,921	80,754

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2001	2000
(in thousands)

	(unaudited)

Cash flows from operating activities:

Net increase in net assets resulting from operations	$157,837	$100,820
Adjustments

Net unrealized (gains) losses	(23,463)	267

Depreciation and amortization	724	659

Amortization of loan discounts and fees	(11,793)	(9,767)

Changes in other assets and liabilities	(8,191)	(8,712)

Net cash provided by operating activities	115,114	83,267

Cash flows from investing activities:

Portfolio investments	(544,024)	(675,379)

Repayments of investment principal	52,016	117,940

Proceeds from loan sales	129,980	151,834

Other investing activities	(125)	3,657

Net cash used in investing activities	(362,153)	(401,948)

Cash flows from financing activities:

Sale of common stock	237,037	250,912

Collections of notes receivable from sale of common stock	3,293	4,617

Common dividends and distributions paid	(130,823)	(95,004)

Preferred stock dividends paid	(165)	(165)

Net borrowings under notes payable and debentures	12,836	89,800

Net borrowings under revolving lines of credit	125,000	79,500

Other financing activities	552	(2,940)

Net cash provided by financing activities	247,730	326,720

Net increase in cash and cash equivalents	$691	$8,039

Cash and cash equivalents at beginning of period	$2,449	$18,155

Cash and cash equivalents at end of period	$3,140	$26,194

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Ability One Corporation	Loans	$10,481	$10,481

ACE Products, Inc.	Loans	16,000	16,000

Acme Paging, L.P.	Debt Securities	6,989	6,989
	Limited Partnership Interest	1,456	—

Allied Office Products, Inc.	Debt Securities	9,413	8,042
	Warrants	629	—

American Barbecue & Grill, Inc.	Warrants	125	—

American HomeCare Supply,	Debt Securities	6,892	6,892
LLC	Warrants	579	579

Aspen Pet Products, Inc.	Loans	14,354	14,354
	Preferred Stock (1,860 shares)	1,944	1,944
	Common Stock (1,400 shares)	140	140

ASW Holding Corporation	Warrants	25	25

Aurora Communications, LLC	Loans	15,543	15,543
	Equity Interest	2,461	3,108

Autania AG(1)	Debt Securities	4,340	4,340
	Common Stock (250,000 shares)	2,159	2,159

Avborne, Inc.	Debt Securities	12,787	12,787
	Warrants	1,180	1,180

Bakery Chef, Inc.	Loans	16,733	16,733

Blue Rhino Corporation(1)	Debt Securities	13,796	13,796
	Warrants	1,200	1,200

Border Foods, Inc.	Debt Securities	9,301	9,301
	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Business Loan Express, Inc.	Loan	20,000	20,000
	Debt Securities	60,388	60,388
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,515	120,015
	Guaranty ($50,300 — See Note 3)	—	—

Camden Partners Strategic Fund II, L.P.	Limited Partnership Interest	1,068	1,068

CampGroup, LLC	Debt Securities	2,641	2,641
	Warrants	220	220

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,189	3,189

Celebrities, Inc.	Loan	248	248
	Warrants	12	662

Classic Vacation Group, Inc.(1)	Loan	6,211	6,211

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Colibri Holding Corporation	Loans	$3,458	$3,458
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

The Color Factory Inc.	Loan	4,833	4,833
	Preferred Stock (600 shares)	600	600
	Common Stock (980 shares)	6,535	6,535

Component Hardware Group, Inc.	Debt Securities	10,655	10,655
	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

Convenience Corporation of	Debt Securities	8,355	2,738
America	Preferred Stock (31,521 shares)	334	—
	Warrants	—	—

Cooper Natural Resources, Inc.	Debt Securities	1,686	1,686
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

CorrFlex Graphics, LLC	Loan	6,970	6,970
	Debt Securities	5,217	5,217
	Warrants	—	1,250
	Options	—	—

Coverall North America, Inc.	Loan	10,312	10,312
	Debt Securities	5,248	5,248
	Warrants	—	—

CPM Acquisition Corp.	Loan	9,454	9,454

Csabai Canning Factory Rt.	Hungarian Quotas (9.2%)	700	—

CTT Holdings	Loan	1,345	1,345

CyberRep	Loan	1,076	1,076
	Debt Securities	14,093	14,093
	Warrants	660	3,310

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250

Directory Investment Corporation	Common Stock (470 shares)	112	32

Directory Lending Corporation	Common Stock (50 shares)	30	—

Drilltec Patents & Technologies	Loan	10,918	9,262
Company, Inc.	Debt Securities	1,500	1,500
	Warrants	—	—

eCentury Capital Partners, L.P.	Limited Partnership Interest	1,875	1,875

EDM Consulting, LLC	Debt Securities	1,875	443
	Common Stock (100 shares)	250	—

El Dorado Communications, Inc.	Loans	306	306

Elexis Beta GmbH	Options	426	526

Eparfin S.A.	Loan	29	29

Esquire Communications Ltd.(1)	Warrants	6	—

E-Talk Corporation	Debt Securities	8,852	6,509
	Warrants	1,157	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Executive Greetings, Inc.	Debt Securities	$15,923	$15,923
	Warrants	360	360

ExTerra Credit Recovery, Inc.	Preferred Stock (500 shares)	568	318
	Common Stock (2,500 shares)	—	—
	Warrants	—	—

Fairchild Industrial Products	Debt Securities	5,856	5,856
Company	Warrants	280	2,628

Galaxy American	Debt Securities	44,967	45,717
Communications, Inc.	Options	—	—

Garden Ridge Corporation	Debt Securities	26,890	26,890
	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (471 shares)	613	613

Genesis Worldwide, Inc.(1)	Loan	1,067	—

Gibson Guitar Corporation	Debt Securities	16,987	16,987
	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
	Debentures	500	500
	Warrants	—	504

Global Communications, LLC	Debt Securities	13,625	13,625
	Equity Interest	11,067	11,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	5,976

Grant Television, Inc.	Equity Interest	660	660

Grotech Partners, VI, L.P.	Limited Partnership Interest	1,179	735

The Hartz Mountain Corporation	Debt Securities	27,363	27,363
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

HealthASPex, Inc.	Preferred Stock (1,036,700 shares)	4,140	4,140
	Preferred Stock (414,680 shares)	760	760
	Common Stock (1,451,380 shares)	4	4

HMT, Inc.	Debt Securities	9,961	9,961
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	—	—

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315

Icon International, Inc.	Common Stock (37,821 shares)	1,219	1,518

Impact Innovations Group	Debt Securities	6,537	6,537
	Warrants	1,674	1,674

Intellirisk Management Corporation	Loans	22,090	22,090

International Fiber Corporation	Debt Securities	22,115	22,115
	Common Stock (1,029,068 shares)	5,483	5,483
	Warrants	550	550

iSolve Incorporated	Preferred Stock (14,853 shares)	874	—
	Common Stock (13,306 shares)	14	—

Jakel, Inc.	Loan	19,928	19,928

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

JRI Industries, Inc.	Debt Securities	$1,967	$1,967
	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	1,375	1,375
	Warrants	259	6,500

Kirker Enterprises, Inc.	Warrants	348	3,494
	Equity Interest	4	11

Kirkland’s, Inc.	Debt Securities	7,111	7,111
	Preferred Stock (917 shares)	412	412
	Warrants	96	96

Kyrus Corporation	Debt Securities	7,791	7,791
	Warrants	348	348

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,485	3,485
	Common Stock (64,535 shares)	142	142

The Loewen Group, Inc.(1)	High-Yield Senior Secured Debt	15,150	13,650

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	5,000

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213

Magna Card, Inc.	Debt Securities	153	153
	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	1,204	1,204
	Common Stock (156 shares)	42	2,042

MedAssets.com, Inc.	Preferred Stock (260,417 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.	Limited Partnership Interest	2,475	1,989

Midview Associates, L.P.	Warrants	—	—

Monitoring Solutions, Inc.	Debt Securities	1,823	153
	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MortgageRamp.com, Inc.	Common Stock (800,000 shares)	4,000	4,000

Morton Grove	Loan	15,946	15,946
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	9,000

Most Confiserie GmbH & Co KG	Loan	965	965

MVL Group, Inc.	Debt Securities	16,213	16,213
	Warrants	643	643

NETtel Communications, Inc.	Debt Securities	13,483	6,483

Nobel Learning Communities,	Debt Securities	9,637	9,637
Inc.(1)	Preferred Stock (265,957 shares)	2,000	2,000
	Warrants	575	575

North American	Loans	3,612	2,848
Archery, LLC	Debentures	26	0

Northeast Broadcasting Group, L.P.	Debt Securities	321	321

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Novak Biddle Venture Partners III, LP	Limited Partnership Interest	$330	$330

Nursefinders, Inc.	Debt Securities	11,075	11,075
	Warrants	900	900

Onyx Television GmbH	Preferred Units (600,000 shares)	201	201

Opinion Research Corporation(1)	Debt Securities	14,146	14,146
	Warrants	996	996

Oriental Trading Company, Inc.	Loan	128	128
	Debt Securities	12,650	12,650
	Preferred Equity Interest	1,500	1,822
	Common Equity Interest	—	—
	Warrants	13	266

Outsource Partners, Inc.	Debt Securities	23,890	23,890
	Warrants	826	826

Packaging Advantage Corporation	Debt Securities	11,563	11,563
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	963	963

Physicians Specialty Corporation	Debt Securities	39,580	39,580
	Common Stock (79,567,042 shares)	1,000	100

Pico Products, Inc.(1)	Loan	1,300	1,300
	Debt Securities	4,591	1,591
	Common Stock (208,000 shares)	59	—
	Warrants	—	—

Polaris Pool Systems, Inc.	Debt Securities	6,556	6,556
	Warrants	1,050	1,050

Powell Plant Farms, Inc.	Loan	16,809	16,809

Proeducation GmbH	Loan	136	136

Professional Paint, Inc.	Debt Securities	21,409	21,409
	Preferred Stock (15,000 shares)	15,000	15,000
	Common Stock (110,000 shares)	69	69

Progressive International	Debt Securities	3,956	3,956
Corporation	Preferred Stock (500 shares)	500	500
	Common Stock (197 shares)	13	13
	Warrants	—	—

Prosperco Finaz Holding AG	Debt Securities	5,262	5,262
	Common Stock (1,528 shares)	1,059	1,059
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,013	5,013
	Common LLC Interest	—	—

Redox Brands, Inc.	Debt Securities	9,368	9,368
	Warrants	584	584

Schwinn Holdings Corporation	Debt Securities	10,206	1,835
	Warrants	395	—

Seasonal Expressions, Inc.	Preferred Stock (1,000 shares)	500	—

Simula, Inc.	Loan	24,875	24,875

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Soff-Cut Holdings, Inc.	Debt Securities	$8,623	$8,623
	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200
	Warrants	446	446

Southern Communications, LLC	Equity Interest	9,778	9,778

Southwest PCS, LLC	Loan	8,088	8,088

Spa Lending Corporation	Preferred Stock (28,625 shares)	470	368
	Common Stock (6,208 shares)	25	15

Staffing Partners Holding	Debt Securities	4,991	4,991
Company, Inc.	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Startec Global Communications	Debt Securities	20,742	20,742
Corporation(1)	Loan	15,156	15,156
	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

STS Operating, Inc.	Common Stock (3,000,000 shares)	3,177	3,177

SunSource Inc.	Debt Securities	39,819	39,819
	Common Stock (6,890,937 shares)	58,647	58,647

SunStates Refrigerated Services,	Loans	6,062	4,573
Inc.	Debt Securities	2,445	877

Sure-Tel, Inc.	Loan	207	207
	Preferred Stock (1,116,902 shares)	4,624	4,624
	Warrants	662	662
	Options	—	—

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973

Total Foam, Inc.	Debt Securities	264	127
	Common Stock (910 shares)	10	—

Tubbs Snowshoe Company, LLC	Debt Securities	3,910	3,910
	Warrants	54	54
	Equity Interests	500	500

United Pet Group, Inc.	Debt Securities	4,964	4,964
	Warrants	15	15

Updata Venture Partners, II, L.P.	Limited Partnership Interest	1,900	1,900

Velocita, Inc.	Debt Securities	11,638	11,638
	Warrants	3,540	3,540

Venturehouse Group, LLC	Common Equity Interest	667	459

Walker Investment Fund II, LLLP	Limited Partnership Interest	1,000	638

Warn Industries, Inc.	Debt Securities	18,663	18,663
	Warrants	1,429	3,129

Williams Brothers Lumber Company	Warrants	24	322

Wilmar Industries, Inc.	Debt Securities	32,596	32,596
	Warrants	3,169	3,169

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2001
Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Wilshire Restaurant Group, Inc.	Debt Securities	$15,464	$15,464
	Warrants	—	—

Wilton Industries, Inc.	Loan	12,000	12,000

Woodstream Corporation	Debt Securities	7,620	7,620
	Equity Interests	1,700	2,372
	Warrants	450	628

Wyo-Tech Acquisition Corporation	Debt Securities	12,579	12,579
	Preferred Stock (100 shares)	3,700	3,700
	Common Stock (99 shares)	100	44,100

Total private finance (132 investments)		$1,495,587	$1,539,253

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

			September 30, 2001
			(unaudited)
	Interest	Number of
(in thousands, except number of loans)	Rate Ranges	Loans	Cost	Value

Commercial Real Estate Finance

Commercial Mortgage Loans	Up to 6.99%	4	$942	$2,642
	7.00%– 8.99%	21	40,057	42,158
	9.00%–10.99%	21	17,334	17,240
	11.00%–12.99%	12	11,641	11,641
	13.00%–14.99%	8	12,727	12,453
	15.00% and above	2	88	64

Total commercial mortgage loans		68	$82,789	$86,198

	Stated
	Interest	Face

Purchased CMBS
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$26,640	$26,640
Morgan Stanley Capital I, Series 1999-RM1	6.4%	51,046	21,468	21,468
COMM 1999-1	5.6%	74,879	35,402	35,402
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	45,527	22,231	22,231
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	96,432	44,732	44,732
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,344	16,344
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	11,236	11,236
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	43,046	20,742	20,742
FUNB CMT, Series 1999-C4	6.5%	49,287	22,502	22,502
Heller Financial, HFCMC Series 2000 PH-1	6.6%	45,456	18,769	18,769
SBMS VII, Inc., Series 2000-NL1	7.2%	24,230	13,293	13,293
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	40,502	19,427	19,427
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	41,084	19,383	19,383
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	31,471	11,497	11,497
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	58,786	28,936	28,936
Crest 2001-1, Ltd. (collateralized debt obligation)	0.0%	24,475	24,625	24,625
JP Morgan-CIBC-Deutsche 2001	5.8%	60,889	29,479	29,479
Lehman Brothers-UBS Warburg 2001-C4	6.4%	65,130	32,213	32,213
SBMS VII, Inc., Series 2001-C1	6.1%	54,780	25,203	25,203
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	57,039	27,991	27,991

Total purchased CMBS		$982,411	$472,113	$472,113

Residual CMBS			$72,850	$72,850
Residual Interest Spread			1,825	1,525
Real Estate Owned			3,562	2,434

Total commercial real estate finance			$633,139	$635,120

Total portfolio			$2,128,726	$2,174,373

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Ability One Corporation	Loans	$9,974	$9,974

ACE Products, Inc.	Loans	14,276	14,276

Acme Paging, L.P.	Debt Securities	6,984	6,984
	Limited Partnership Interest	1,456	—

Allied Office Products, Inc.	Debt Securities	9,360	9,360
	Warrants	629	629

American Barbecue & Grill, Inc.	Warrants	125	—

American Home Care Supply,	Debt Securities	6,853	6,853
LLC	Warrants	579	579

Aspen Pet Products, Inc.	Loans	13,862	13,862
	Preferred Stock (1,860 shares)	1,860	1,860
	Common Stock (1,400 shares)	140	140

ASW Holding Corporation	Warrants	25	25

Aurora Communications, LLC	Loans	14,410	14,410
	Equity Interest	1,500	3,347

Avborne, Inc.	Debt Securities	12,255	12,255
	Warrants	1,180	1,180

Bakery Chef, Inc.	Loans	15,899	15,899

Border Foods, Inc.	Debt Securities	9,904	9,904
	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	—	—

Business Loan Express, Inc.	Debt Securities	74,465	74,465
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,504	104,504

Camden Partners Strategic Fund II, L.P.	Limited Partnership Interest	613	613

CampGroup, LLC	Debt Securities	2,579	2,579
	Warrants	220	220

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,250	3,250

Celebrities, Inc.	Loan	277	277
	Warrants	12	312

Classic Vacation Group, Inc.(1)	Debt Securities	5,688	5,688

Colibri Holding Corporation	Loans	3,438	3,438
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

Component Hardware Group	Debt Securities	10,302	10,302
	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Convenience Corporation of	Debt Securities	$8,355	$2,738
America	Preferred Stock (31,521 shares)	334	—
	Warrants	—	—

Cooper Natural Resources, Inc.	Debt Securities	3,424	3,424
	Warrants	—	—

CorrFlex Graphics, LLC	Loan	6,952	6,952
	Debt Securities	4,954	4,954
	Warrants	—	500
	Options	—	—

Cosmetic Manufacturing	Loan	120	120
Resources, LLC	Debt Securities	5,848	5,848
	Options	87	87

Coverall North America, Inc.	Loan	9,692	9,692
	Debt Securities	4,965	4,965
	Warrants	—	—

Csabai Canning Factory Rt.	Hungarian Quotas (9.2%)	700	—

CTT Holdings	Loan	1,224	1,224

CyberRep	Loan	949	949
	Debt Securities	10,295	10,295
	Warrants	660	1,310

Directory Investment Corporation	Common Stock (470 shares)	100	20

Directory Lending Corporation	Common Stock (50 shares)	30	—

Drilltec Patents & Technologies	Loan	10,918	8,762
Company, Inc.	Debt Securities	1,500	1,500
	Warrants	—	—

eCentury Capital Partners, L.P.	Limited Partnership Interest	1,875	1,875

EDM Consulting, LLC	Debt Securities	1,875	343
	Common Stock (100 shares)	250	—

El Dorado Communications, Inc.	Loans	306	306

Elexis Beta GmbH	Options	424	424

Eparfin S.A.	Loan	29	29

Esquire Communications Ltd.(1)	Warrants	6	—

E-Talk Corporation	Debt Securities	8,804	8,804
	Warrants	1,157	1,157

Ex Terra Credit Recovery, Inc.	Preferred Stock (500 shares)	594	344
	Common Stock (2,500 shares)	—	—
	Warrants	—	—

Executive Greetings, Inc.	Debt Securities	15,880	15,880
	Warrants	360	360

Fairchild Industrial Products	Debt Securities	5,810	5,810
Company	Warrants	280	3,628

FTI Consulting, Inc.(1)	Warrants	970	2,554

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Galaxy American	Debt Securities	$33,399	$33,399
Communications, Inc.	Warrants	500	1,250

Garden Ridge Corporation	Debt Securities	26,537	26,537
	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (471 shares)	613	613

Genesis Worldwide, Inc.(1)	Loan	1,067	1,067

Gibson Guitar Corporation	Debt Securities	16,441	16,441
	Warrants	525	1,525

Ginsey Industries, Inc.	Loans	5,000	5,000
	Debentures	500	500
	Warrants	—	154

Global Communications, LLC	Debt Securities	12,732	12,732
	Equity Interest	10,467	10,467
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	5,976

Grant Television, Inc.	Equity Interest	660	660

Grotech Partners, VI, L.P.	Limited Partnership Interest	869	869

The Hartz Mountain Corporation	Debt Securities	27,162	27,162
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

HealthASPex, Inc.	Preferred Stock (396,908 shares)	1,340	1,340
	Preferred Stock (225,112 shares)	760	760
	Common Stock (1,036,700 shares)	—	—

HMT, Inc.	Debt Securities	9,956	9,956
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	—	—

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315

Icon International, Inc.	Common Stock (37,821 shares)	1,218	1,518

Impact Innovations Group	Debt Securities	6,367	6,367
	Warrants	1,674	1,674

Intellirisk Management Corporation	Loans	21,449	21,449

International Fiber Corporation	Debt Securities	21,626	21,626
	Common Stock (1,029,068 shares)	5,483	5,483
	Warrants	550	550

iSolve Incorporated	Preferred Stock (14,853 shares)	874	874
	Common Stock (13,306 shares)	14	14

Jakel, Inc.	Loan	19,236	19,236

JRI Industries, Inc.	Debt Securities	1,953	1,953
	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	2,294	2,294
	Warrants	259	6,500

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Kirker Enterprises, Inc.	Warrants	$348	$4,493
	Equity Interest	4	11

Kirkland’s, Inc.	Debt Securities	6,347	6,347
	Preferred Stock (917 shares)	412	412
	Warrants	96	96

Kyrus Corporation	Debt Securities	7,734	7,734
	Warrants	348	348

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,475	3,475
	Common Stock (64,535 shares)	142	142

The Loewen Group, Inc.(1)	High-Yield Senior Secured Debt	15,150	14,150

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	5,000

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213

Master Plan, Inc.	Loan	2,000	2,000
	Common Stock (156 shares)	42	3,042

MedAssets.com, Inc.	Preferred Stock (227,665 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.	Limited Partnership Interest	2,475	2,475

Midview Associates, L.P.	Warrants	—	—

Monitoring Solutions, Inc.	Debt Securities	1,823	243
	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MortgageRamp.com, Inc.	Common Stock (800,000 shares)	4,000	4,000

Morton Grove	Loan	15,356	15,356
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	8,500

MVL Group	Debt Securities	14,124	14,124
	Warrants	643	1,912

NETtel Communications, Inc.	Debt Securities	13,472	13,472

Nobel Learning Communities,	Debt Securities	9,571	9,571
Inc.(1)	Preferred Stock (265,957 shares)	2,000	2,000
	Warrants	575	500

North American	Loans	1,390	811
Archery, LLC	Debentures	2,248	1,996

Northeast Broadcasting Group, L.P.	Debt Securities	349	349

Nursefinders, Inc.	Debt Securities	11,006	11,006
	Warrants	900	900

Old Mill Holdings, Inc.	Debt Securities	140	—

Onyx Television GmbH	Common Stock (600,000 shares)	200	200

Opinion Research Corporation(1)	Debt Securities	14,033	14,033
	Warrants	996	996

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Oriental Trading Company, Inc.	Debt Securities	$12,456	$12,456
	Loan	128	128
	Preferred Equity Interest	1,483	1,483
	Common Equity Interest	17	17
	Warrants	—	—

Outsource Partners, Inc.	Debt Securities	23,853	23,853
	Warrants	826	826

Packaging Advantage Corporation	Debt Securities	11,497	11,497
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	963	963

Physicians Specialty Corporation	Debt Securities	14,809	14,809
	Preferred Stock (850 shares)	850	—
	Preferred Stock (97,411 shares)	150	—
	Warrants	476	—

Pico Products, Inc.(1)	Loan	1,300	1,300
	Debt Securities	4,591	1,591
	Common Stock (208,000 shares)	59	—
	Warrants	—	—

Polaris Pool Systems, Inc.	Debt Securities	6,483	6,483
	Warrants	1,050	1,050

Powell Plant Farms, Inc.	Loan	15,707	15,707

Proeducation GmbH	Loan	40	40

Professional Paint, Inc.	Debt Securities	20,000	20,000
	Preferred Stock (15,000 shares)	15,000	15,000
	Common Stock (110,000 shares)	69	69

Progressive International	Debt Securities	3,949	3,949
Corporation	Preferred Stock (500 shares)	500	500
	Common Stock (197 shares)	13	13
	Warrants	—	—

Schwinn Holdings Corporation	Debt Securities	10,367	10,367
	Warrants	395	395

Seasonal Expressions, Inc.	Preferred Stock (1,000 shares)	500	—

Soff-Cut Holdings, Inc.	Debt Securities	8,454	8,454
	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200
	Warrants	446	446

Southern Communications, LLC	Equity Interest	9,779	9,779

Southwest PCS, LLC	Loan	7,500	7,500

Southwest PCS, L.P.	Debt Securities	6,518	7,435

Spa Lending Corporation	Preferred Stock (28,625 shares)	547	437
	Common Stock (6,208 shares)	25	18

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2000
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Staffing Partners Holding	Debt Securities	$4,990	$4,990
Company, Inc.	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Startec Global Communications,	Debt Securities	20,200	20,200
Corporation(1)	Common Stock (258,064 shares)	3,000	3,000
	Warrants	—	—

Sunsource Inc.(1)	Debt Securities	29,850	29,850
	Warrants	—	—

SunStates Refrigerated Services,	Loans	6,062	4,573
Inc.	Debt Securities	2,445	1,384

Sure-Tel, Inc.	Loan	207	207
	Preferred Stock (1,116,902 shares)	4,558	4,558
	Warrants	662	662
	Options	—	900

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973

Total Foam, Inc.	Debt Securities	268	127
	Common Stock (910 shares)	10	—

Tubbs Snowshoe Company, LLC	Debt Securities	3,899	3,899
	Warrants	54	54
	Equity Interests	500	500

United Pet Group	Debt Securities	4,959	4,959
	Warrants	15	15

Velocita, Inc.	Debt Securities	11,532	11,532
	Warrants	3,540	3,540

Venturehouse Group, LLC	Common Equity Interest	333	333

Walker Investment Fund II, LLLP	Limited Partnership Interest	800	800

Warn Industries, Inc.	Debt Securities	19,330	19,330
	Warrants	1,429	1,929

Williams Brothers Lumber Company	Warrants	24	322

Wilmar Industries, Inc.	Debt Securities	31,720	31,720
	Warrants	3,169	3,169

Wilshire Restaurant Group, Inc.	Debt Securities	15,191	15,191
	Warrants	—	—

Wilton Industries, Inc.	Loan	12,836	12,836

Woodstream Corporation	Debt Securities	7,590	7,590
	Equity Interests	1,700	1,700
	Warrants	450	450

Wyo-Tech Acquisition Corporation	Debt Securities	15,677	15,677
	Preferred Stock (100 shares)	3,700	3,700
	Common Stock (99 shares)	100	7,100

Total private finance (122 investments)		$1,262,529	$1,282,467

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

			December 31, 2000
	Interest	Number of
(in thousands, except number of loans)	Rate Ranges	Loans	Cost	Value

Commercial Real Estate Finance

Commercial Mortgage Loans	Up to 6.99%	3	$882	$2,582
	7.00%– 8.99%	13	30,032	32,132
	9.00%–10.99%	17	22,302	22,190
	11.00%–12.99%	38	35,250	35,042
	13.00%–14.99%	12	14,391	14,391
	15.00% and above	2	100	76

Total commercial mortgage loans		85	$102,957	$106,413

	Stated
	Interest	Face

Purchased CMBS
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$25,681	$25,681
Morgan Stanley Capital I, Series 1999-RM1	6.4%	59,640	27,429	27,429
COMM 1999-1	5.6%	74,879	34,352	34,352
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	45,536	21,972	21,972
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	96,432	44,332	44,332
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,397	16,397
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	10,910	10,910
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	43,046	20,552	20,552
FUNB CMT, Series 1999-C4	6.5%	49,287	22,515	22,761
Heller Financial, HFCMC Series 2000 PH-1	6.6%	45,456	19,039	19,039
SBMS VII, Inc., Series 2000-NL1	7.2%	30,079	17,820	18,007
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	40,502	19,166	19,166
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	41,084	19,170	19,170
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	31,471	11,552	11,552

Total purchased CMBS		$675,764	$310,887	$311,320

Residual CMBS			$78,723	$78,723
Residual Interest Spread			3,297	2,997
Real Estate Owned			7,502	6,081

Total commercial real estate finance			$503,366	$505,534

Total portfolio			$1,765,895	$1,788,001

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the nine months ended September 30, 2001 and 2000 is unaudited)

Note 1.  Organization

      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a wholly owned subsidiary that has also elected to be regulated as a BDC. Allied Investment Corporation (“Allied Investment”) is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In April 2001, ACC established a consolidated wholly owned subsidiary, A.C. Corporation (“AC Corp.”), which provides consulting, structuring and diligence services on private finance and commercial real estate transactions, as well as consulting, structuring and management services to existing portfolio companies. In addition, the Company has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”) and several single-member limited liability companies established primarily to hold real estate properties.

      ACC also owned Allied Capital SBLC Corporation (“Allied SBLC”), a BDC licensed by the Small Business Administration (“SBA”) as a Small Business Lending Company and a participant in the SBA Section 7(a) Guaranteed Loan Program. On December 31, 2000, ACC acquired BLC Financial Services, Inc. as a private portfolio company, which then changed its name to Business Loan Express, Inc. (“BLX”). As a part of the transaction, Allied SBLC was recapitalized as an independently managed, private portfolio company on December 28, 2000 and ceased to be a consolidated subsidiary of the Company at that time. Allied SBLC was then subsequently merged into BLX. The results of the operations of Allied SBLC are included in the consolidated financial results of ACC and its subsidiaries for 2000 through December 27, 2000.

      Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the “Company.”

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of and for the three and nine months ended September 30, 2001 and 2000 and the results of operations, changes in net assets, and cash flows for these periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Portfolio

  Private Finance

      At September 30, 2001 and December 31, 2000, the private finance portfolio consisted of the following:

	2001			2000

	Cost	Value	Yield	Cost	Value	Yield

($ in thousands)

Loans and debt securities	$1,133,817	$1,095,555	14.5%	$983,887	$966,257	14.6%

Equity interests	361,770	443,698		278,642	316,210

Total	$1,495,587	$1,539,253		$1,262,529	$1,282,467

      Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a nominal price.

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

      At September 30, 2001 and December 31, 2000, equity interests include the Company’s common stock and preferred stock investment in Business Loan Express, Inc. (“BLX”) of $120,015,000 and $25,111,000 and $104,504,000 and $25,111,000 at value, respectively. During the first quarter of 2001, BLX secured a 3-year $117.5 million unsecured revolving credit facility, which was increased to $124.0 million in October 2001. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of BLX on the line of credit. The amount guaranteed by the Company at September 30, 2001 was $50,300,000. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at September 30, 2001. In consideration for providing this guaranty, BLX will pay the Company an annual guaranty fee of $2,938,000, which was increased to $3,100,000 effective October 2001.

      At September 30, 2001 and December 31, 2000, approximately 97% and 98% of the Company’s private finance loan portfolio was composed of fixed interest rate loans, respectively. At September 30, 2001 and December 31, 2000, loans and debt securities with a value of $60,092,000 and $72,966,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Portfolio, continued

      The geographic and industry compositions of the private finance portfolio at value at September 30, 2001 and December 31, 2000 were as follows:

	2001	2000

Geographic Region

Mid-Atlantic	41%	43%

West	18	17

Midwest	17	18

Southeast	14	12

Northeast	8	8

International	2	2

Total	100%	100%

Industry

Consumer Products	28%	26%

Business Services	21	24

Financial Services	15	16

Industrial Products	10	9

Broadcasting & Cable	5	5

Education	5	3

Retail	4	5

Telecommunications	4	6

Other	8	6

Total	100%	100%

  Commercial Real Estate Finance

      At September 30, 2001 and December 31, 2000, the commercial real estate finance portfolio consisted of the following:

	2001			2000

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)

Loans	$82,789	$86,198	8.0%	$102,957	$106,413	9.1%

CMBS	546,788	546,488	14.4%	392,907	393,040	14.2%

REO	3,562	2,434		7,502	6,081

Total	$633,139	$635,120		$503,366	$505,534

  Loans

      The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

      At September 30, 2001 and December 31, 2000, approximately 77% and 23% and 69% and 31% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2001 and December 31, 2000, loans with a value of $12,929,000 and $14,433,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Portfolio, continued

      In December 2000, the Company purchased commercial mortgage loans with a face amount of $6.5 million for $5.5 million from Business Mortgage Investors, Inc., a company managed by ACC.

      The geographic composition and the property types securing the commercial mortgage loan portfolio at value at September 30, 2001 and December 31, 2000 were as follows:

	2001	2000

Geographic Region

Southeast	42%	39%

Mid-Atlantic	22	22

West	16	20

Midwest	15	14

Northeast	5	5

Total	100%	100%

Property Type

Office	32%	30%

Hospitality	30	28

Retail	19	19

Recreation	4	9

Other	15	14

Total	100%	100%

  CMBS

      At September 30, 2001 and December 31, 2000, the CMBS portfolio consisted of the following:

	2001		2000

	Cost	Value	Cost	Value
(in thousands)
Purchased CMBS	$472,113	$472,113	$310,887	$311,320

Residual CMBS	72,850	72,850	78,723	78,723

Residual interest spread	1,825	1,525	3,297	2,997

Total	$546,788	$546,488	$392,907	$393,040

      Purchased CMBS The Company has Purchased CMBS bonds with a face amount of $982,411,000 and a cost of $472,113,000, with the difference representing original issue discount. As of September 30, 2001 and December 31, 2000, the estimated yield to maturity on the Purchased CMBS was approximately 15.2% and 15.4%, respectively. The Company’s yield on its Purchased CMBS is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the Purchased CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. At September 30, 2001 and December 31, 2000, the yield on the Purchased CMBS portfolio was computed assuming a 1% loss estimate for its entire underlying collateral mortgage pool. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The underlying rating classes of the Purchased CMBS at September 30, 2001 and December 31, 2000 were as follows:

	2001		2000

		Percentage		Percentage
	Value	of Total	Value	of Total

($ in thousands)

BB+	$—	—%	$—	—%

BB	38,705	8.2	8,472	2.7

BB-	56,519	12.0	37,061	11.9

B+	86,889	18.4	59,827	19.3

B	119,920	25.4	89,999	28.9

B-	67,538	14.3	56,665	18.2

CCC	8,863	1.9	7,857	2.5

Unrated	93,679	19.8	51,439	16.5

Total	$472,113	100.0%	$311,320	100.0%

      Residual CMBS and Residual Interest Spread. The Residual CMBS primarily consists of a retained interest from a post-Merger asset securitization whereby bonds were sold in three classes rated “AAA,” “AA” and “A.”

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

      As a result of this securitization, the Company recorded a gain of $14.8 million, which represents the difference between the cost basis of the assets sold and the fair value of the assets received, net of the costs of the securitization and the cost of settlement of interest rate swaps. As of September 30, 2001 and December 31, 2000, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The three bond classes sold had an aggregate weighted average interest rate of 6.6% as of September 30, 2001, and 6.5% as of December 31, 2000.

      The Company uses a discounted cash flow methodology for determining the value of its retained Residual CMBS and Residual Interest Spread (“Residual”). In determining the cash flow of the Residual, the Company assumes a prepayment speed of 15% after the applicable prepayment lockout period and credit losses of 1% of the total principal balance of the underlying collateral throughout the life of the collateral. The value of the resulting Residual cash flows is then determined by applying a discount rate of 9% which, in the Company’s view, is commensurate with the market’s perception of risk of comparable assets.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Portfolio, continued

      The geographic composition and the property types of the underlying mortgage loan pools securing the CMBS calculated using the underwritten principal balance at September 30, 2001 and December 31, 2000 were as follows:

	2001	2000

Geographic Region

West	31%	31%

Mid-Atlantic	24	23

Midwest	21	22

Southeast	18	19

Northeast	6	5

Total	100%	100%

Property Type

Retail	33%	32%

Housing	27	30

Office	25	21

Hospitality	7	8

Other	8	9

Total	100%	100%

     Small Business Finance

      The Company, through its wholly owned subsidiary, Allied SBLC, participated in the SBA’s Section 7(a) Guaranteed Loan Program (“7(a) loans”). As discussed in Note 1, Allied SBLC was no longer a consolidated subsidiary of the Company as of December 31, 2000. As a result, the Company’s small business portfolio had no balance at and after December 31, 2000.

Note 4.  Debt

      At September 30, 2001 and December 31, 2000, the Company had the following debt:

	2001		2000

	Facility	Amount	Facility	Amount
	Amount	Drawn	Amount	Drawn

(in thousands)

Notes payable and debentures:

Unsecured long-term notes	$544,000	$544,000	$544,000	$544,000

SBA debentures	101,800	87,000	87,350	78,350

Auction rate reset note	80,784	80,784	76,598	76,598

OPIC loan	5,700	5,700	5,700	5,700

Total notes payable and debentures	732,284	717,484	713,648	704,648

Revolving credit facilities:

Revolving line of credit	467,500	207,000	417,500	82,000

Total	$1,199,784	$924,484	$1,131,148	$786,648

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Debt, continued

  Notes Payable and Debentures

      Unsecured Long-Term Notes. In June 1998, May 1999, November 1999 and October 2000, the Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have terms of five or seven years. The weighted average interest rate on the notes was 7.8% at September 30, 2001 and December 31, 2000, respectively. The notes may be prepaid in whole or in part together with an interest premium, as stipulated in the note agreement.

      On October 30, 2001, the Company issued $150 million of five-year unsecured long-term debt, financed primarily by insurance companies. The five-year notes were priced at 7.16% and have substantially the same terms as the Company’s existing unsecured long-term notes.

      SBA Debentures. At September 30, 2001 and December 31, 2000, the Company had debentures payable to the SBA with terms of ten years and at fixed interest rates ranging from 5.9% to 8.2%. The weighted average interest rate was 7.1% and 7.6% at September 30, 2001 and December 31, 2000, respectively. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

      Auction Rate Reset Note. The Company has an $80,784,000 Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Interbank Offer Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized.

      As a means to repay the note, the Company has entered into an agreement to issue $80,784,000 of debt, equity or other securities in one or more public or private transactions, or prepay the Auction Rate Reset Note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

      Scheduled future maturities of notes payable and debentures at September 30, 2001 are as follows:

Year	Amount Maturing

(in thousands)

2001	$—

2002	80,784

2003	140,000

2004	221,000

2005	179,000

Thereafter	96,700

Total	$717,484

  Revolving Credit Facilities

      Revolving Line of Credit. The Company has an unsecured revolving line of credit for $467,500,000. The facility may be expanded up to $600,000,000. At the Company’s option, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Debt, continued

facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 4.5% and 7.9% at September 30, 2001 and December 31, 2000, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line expires in August 2003, and may be extended under substantially similar terms for one additional year at the Company’s sole option. The line of credit requires monthly interest payments and all principal is due upon its expiration.

      The average debt outstanding on the revolving credit facilities was $108,143,000 and $154,853,000 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. The maximum amount borrowed under these facilities and the weighted average interest rate for the nine months ended September 30, 2001 and for the year ended December 31, 2000, were $213,500,000 and $257,000,000, and 5.9% and 7.6%, respectively.

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

Note 6.  Shareholders’ Equity

      Sales of common stock for the nine months ended September 30, 2001, and the year ended December 31, 2000 were as follows:

	2001	2000
(in thousands)
Number of common shares	11,010	14,812

Gross proceeds	$249,639	$263,460

Less costs including underwriting fees	(12,602)	(12,548)

Net proceeds	$237,037	$250,912

      In addition, the Company issued 4,123,407 shares of common stock to acquire BLC Financial Services, Inc. in a stock-for-stock exchange on December 31, 2000 for proceeds of $86,076,000.

      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive days immediately prior to the dividend payment date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Shareholders’ Equity, continued

      Dividend reinvestment plan activity for the nine months ended September 30, 2001 and for the year ended December 31, 2000 was as follows:

	2001	2000

(in thousands, except per share amounts)

Shares issued	214	254

Average price per share	$22.80	$18.79

Note 7.  Earnings Per Common Share

      Earnings per common share for the nine months ended September 30, 2001 and 2000 were as follows:

	For the Nine Months
	Ended September 30,

	2001	2000
(in thousands except per share amounts)
Net increase in net assets resulting from operations	$157,837	$100,820

Less preferred stock dividends	(165)	(165)

Income available to common shareholders	$157,672	$100,655

Basic shares outstanding	89,282	70,604

Dilutive options outstanding to officers	1,582	173

Diluted shares outstanding	90,864	70,777

Basic earnings per common share	$1.77	$1.43

Diluted earnings per common share	$1.74	$1.42

Note 8.  Cut-off Award and Formula Award

      The Predecessor Companies’ existing stock option plans were canceled and the Company established a cut-off dollar amount for all existing, but unvested options as of the date of the Merger (the “Cut-off Award”). The Cut-off Award was computed for each unvested option as of the Merger date. The Cut-off Award was equal to the difference between the market price on August 14, 1997 (the Merger announcement date) of the shares of stock underlying the option less the exercise price of the option. The Cut-off Award was payable for each unvested option upon the future vesting date of that option. The Cut-off Award was designed to cap the appreciated value in unvested options at the Merger announcement date, in order to set the foundation to balance option awards upon the Merger. The Cut-off Award approximated $2.9 million in the aggregate and has been expensed as the Cut-off Award vests. For the nine months ended September 30, 2001 and for the year ended December 31, 2000, $91,000 and $535,000, respectively, of the Cut-off Award vested.

      The Formula Award was established to compensate employees from the point when their unvested options would cease to appreciate in value (the Merger announcement date), up until the time at which they would be able to receive option awards in ACC post-merger. In the aggregate, the Formula Award equaled 6% of the difference between an amount equal to the combined aggregated market capitalizations of the Predecessor Companies as of the close of the market on the day before the Merger date (December 30, 1997), less an amount equal to the combined aggregate market

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Cut-off Award and Formula Award, continued

capitalizations of Allied Lending and the Predecessor Companies as of the close of the market on the Merger announcement date. Advisers’ compensation committee allocated the Formula Award to individual officers on December 30, 1997. The amount of the Formula Award as computed at December 30, 1997 was $18,994,000. This amount was contributed to the Company’s deferred compensation trust and was used to purchase shares of the Company’s stock (included in common stock held in deferred compensation trust). The Formula Award vested equally in three installments on December 31, 1998, 1999 and 2000. The Formula Award has been expensed in each year in which it vested. For the year ended December 31, 2000, $5,648,000 was expensed as a result of the Formula Award. At December 31, 2000, the liability related to the Formula Award was $5,648,000 and has been included in common stock held in deferred compensation trust. Vested Formula Awards have been distributed to recipients by the Company, however, sale of the Company’s stock by the recipients is restricted. Unvested Formula Awards were forfeited upon a recipient’s separation from service and the related Company stock was retired. During 2000, $563,000 of the Formula Award was forfeited.

      The Cut-off Award and the Formula Award are included in employee expenses in the Company’s consolidated statement of operations.

Note 9.  Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid a $1.50 per common share dividend or $135,702,000 for the nine months ended September 30, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K. This Management’s Discussion and Analysis contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

      The Company provides private investment capital to private and undervalued public companies in a variety of different industries and in diverse geographic locations. Our lending and investment activity is focused in private finance and commercial real estate finance, primarily the purchase of commercial mortgage-backed securities.

      The Company’s portfolio composition at September 30, 2001, and December 31, 2000 was as follows:

	At	At
	September 30,	December 31,
	2001	2000

Private Finance	71%	72%

Commercial Real Estate Finance	29%	28%

Small Business Finance	—%	—%

      The Company’s earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gains earned on the Company’s investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield on the interest-bearing portfolio. The Company’s ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and the Company’s ability to secure financing for its investment activities.

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields as of and for the three and nine months ended September 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

	At and for the Three		At and for the Nine
	Months Ended		Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2001	2000	2001	2000	2000
($ in millions)
Portfolio at Value	$2,174.4	$1,638.2	$2,174.4	$1,638.2	$1,788.0

Investments Funded	$209.5	$237.8	$509.6	$640.2	$901.5

Repayments	$7.9	$59.1	$52.0	$117.9	$154.1

Sales	$57.5	$34.7	$130.0	$151.8	$280.2

Yield	14.1%	13.9%	14.1%	13.9%	14.1%

Private Finance

      Private finance investment activity and yields as of and for the three and nine months ended September 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

	At and for the		At and for the
	Three Months		Nine Months		At and for the
	Ended Sept. 30,		Ended Sept. 30,		Year Ended
					December 31,
	2001	2000	2001	2000	2000
($ in millions)
Portfolio at Value	$1,539.3	$967.5	$1,539.3	$967.5	$1,282.5

Investments Funded	$112.7	$148.5	$226.8	$387.6	$600.9

Repayments	$5.8	$49.6	$29.8	$88.8	$117.7

Yield	14.5%	14.6%	14.5%	14.6%	14.6%

      The private finance portfolio increased 20% from December 31, 2000 to September 30, 2001, and increased 98% during the year ended December 31, 2000. In addition to the $226.8 million of funded investments for the nine months ended September 30, 2001, the Company invested an additional $31.7 million in portfolio companies through receipt of payment in-kind securities. Buyout and private finance activity across the industry has been slow during the first nine months of 2001 largely due to credit tightening among senior lenders. Since equity-focused buyout firms generally need both senior and subordinated debt to leverage private equity investments, buyout activity has been reduced due to a lower level of activity in the senior bank market, and in particular the senior syndicated loan market. As a result, the Company’s investment activity for the nine months ended September 30, 2001 has been at a slower pace than the comparable period for the prior year.

      During the third quarter, the Company closed the controlled buyout of SunSource Inc. on September 26, 2001. Pursuant to the merger agreement signed on June 18, 2001, the Company paid $10.375 per SunSource common share, or $71.5 million, in cash for the outstanding common equity of SunSource. On September 28, 2001, SunSource announced that it completed the sale of its STS business unit. Pursuant to this sale, SunSource returned $15.0 million in cash to the Company, reducing the Company’s cost basis. The Company’s cost basis in the common stock of SunSource after the return of capital from the STS sale and the capitalization of deal costs was $58.6 million at September 30, 2001. The SunSource investment has been structured to provide for a current return to be earned through interest on debt and management/ consulting fees for services provided by the Company. In addition, during the third quarter of 2001, the Company earned investment banking fees of $2.8 million for the acquisition of SunSource and the sale of STS, earned a syndication fee of $1.6 million for the syndication of SunSource’s senior credit facilities and realized a gain of $2.5 million from the sale of warrants in SunSource prior to the controlled buyout transaction. As part of the STS sale, the Company invested $3.2 million in the new STS.

      The Company’s increasing capital base has enabled it to make larger private finance investments, supporting the increase in originations in 2000. Key investment characteristics for new private finance mezzanine investments were as follows:

For the Year
Ended
December 31,
2000

New investment characteristics:

Number of investments	34

Average investment size (millions)	$14.0

Average current yield	14.7%

Average portfolio company revenue (millions)	$153.5

Average portfolio company years in business	36

      The average investment characteristics above are computed using simple averages based upon underwriting data for investment activity for that year. As a result, any one investment may have had individual investment characteristics that may vary significantly from the stated simple average. In addition, average investment characteristics may vary from year to year.

      The current yield on the private finance portfolio will fluctuate over time depending on the equity “kicker” or warrants received with each debt financing. Private finance investments are generally structured such that equity kickers may provide an additional future investment return of up to 10%.

      During 2000, the Company acquired BLC Financial Services, Inc. in a going private transaction, which thereafter changed its name to Business Loan Express, Inc. (“BLX”). The Company’s investment in BLX is included in the private finance portfolio. See “Small Business Finance” discussion for more details below.

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

      The Company believes that the fund investment strategy is an effective means of participating in private equity investing through a diverse pooled investment portfolio. The fund concept allows the Company to participate in a pooled investment return without exposure to the risk of any single investment. Since the beginning of 2000, the Company has committed a total of $44.5 million to eight private equity funds. The committed amount is expected to be invested over the next three years. The Company funded $0.4 million, $3.5 million and $7.0 million of this commitment for the three and nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively.

Commercial Real Estate Finance

      Commercial real estate finance investment activity and yields as of and for the three and nine months ended September 30, 2001 and 2000 and as of and for the year ended December 31, 2000 were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2001	2000	2001	2000	2000
($ in millions)
Portfolio at Value	$635.1	$600.0	$635.1	$600.0	$505.5

Investments Funded	$96.8	$52.6	$282.8	$143.7	$149.0

Repayments	$2.1	$6.5	$22.2	$20.8	$24.8

Sales	$57.5	$1.6	$130.0	$53.1	$151.7

Yield	13.5%	13.2%	13.5%	13.2%	13.1%

      The commercial real estate finance portfolio increased 26% from December 31, 2000 to September 30, 2001, and decreased 3% for the year ended December 31, 2000. During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade commercial mortgage-backed securities (“CMBS”) at significant discounts from the face amount of the bonds. Turmoil in the capital markets at that time created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these collateralized bonds increased, thus providing an attractive investment opportunity. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is secured by commercial mortgage loans. The Company has opportunistically purchased CMBS since the fourth quarter of 1998. The Company plans to continue its CMBS investment activity, however, in order to maintain a balanced portfolio the Company expects that purchased CMBS will continue to represent approximately 20% to 25% of total assets during 2001. The Company’s CMBS investment activity level will be dependent upon its ability to purchase CMBS at attractive yields.

      The Company purchases CMBS at an approximate discount of 50% from the face amount of the bonds. During the third quarter of 2001, the Company purchased $96.8 million in CMBS with a face value of $171.1 million and a weighted average yield to maturity of 15.0% after assuming a 1% loss rate on the underlying collateral mortgage pool. During the nine months ended September 30, 2001 the Company purchased $256.1 million in CMBS with a face value of $449.0 million. During the first quarter of 2001, the Company also purchased $24.6 million in non-investment grade securities related to a collateralized debt issuance secured by CMBS and investment grade real estate investment trust bonds. The weighted average yield to maturity on purchases made during the first nine months of 2001 is 15.0% after assuming a 1% loss rate on the underlying collateral mortgage pool. During 2000, the Company purchased $124.3 million in CMBS with a face amount of $244.6 million and a weighted average yield to maturity of 14.7% after assuming a 1% loss rate on the underlying collateral mortgage pool.

      As a part of the Company’s strategy to maximize its return on equity capital, the Company sold CMBS bonds rated BB+, BB and BB- during the third quarter of 2001, the first nine months of 2001 and the fourth quarter of 2000 totaling $55.6 million, $124.5 million and $98.7 million, respectively. These bonds had an effective yield of 10.4%, 10.3% and 11.5%, and were sold for $56.7 million, $126.8 million and $102.5 million, respectively, resulting in realized gains on the sales. The sale of these lower-yielding bonds increased the Company’s overall liquidity. The effective yield on the Company’s remaining purchased CMBS portfolio at September 30, 2001 was 15.2%, after assuming a 1% loss on the entire underlying mortgage loan pool. At September 30, 2001 and December 31, 2000, the value of the purchased CMBS portfolio was $472.1 million and $311.3 million and the unamortized discount was $510.3 million and $364.9 million, respectively.

      The original principal balance of the underlying pool of the approximately 3,300 loans that are collateral for the Company’s CMBS had underwritten loan to value (“LTV”) and underwritten debt service coverage ratios (“DSCR”) as follows:

Loan to Value Ranges	$	%

($ in millions)

Less than 60%	$2,060.4	11%

60-65%	1,663.9	9%

65-70%	2,834.0	16%

70-75%	5,838.7	33%

75-80%	5,332.0	30%

Greater than 80%	214.3	1%

	$17,943.3	100%

Weighted average LTV	69.7%

Debt Service Coverage
Ratio Ranges	$	%

($ in millions)

Greater than 2.00	$556.6	3%

1.76-2.00	551.8	3%

1.51-1.75	2,046.3	11%

1.26-1.50	10,393.0	58%

1.00-1.25	4,395.6	25%

	$17,943.3	100%

Weighted average DSCR	1.40

      The Company has been liquidating much of its whole commercial mortgage loan portfolio so that it can redeploy the proceeds into higher yielding assets and for the three and nine months ended September 30, 2001, the Company sold $1.9 million and $7.6 million, respectively of commercial mortgage loans. For the year ended December 31, 2000, the Company sold $53.1 million of commercial mortgage loans. At September 30, 2001, the Company’s whole commercial real estate loan portfolio had been reduced to $86.2 million from $106.4 million at December 31, 2000.

Small Business Finance

      On December 31, 2000, the Company acquired 95% of BLC Financial Services, Inc. in a “going private” buyout transaction for $95.2 million. The Company issued approximately 4.1 million shares, or $86.1 million of new equity, and paid $9.1 million in cash to acquire BLC, which is now BLX.

      As part of the transaction, the Company recapitalized its Allied Capital Express operations as an independently managed private portfolio company and merged it into BLX. As part of the recapitalization, the Company contributed certain assets, including the online rules-based underwriting technology and fixed assets, and transferred 37 employees into the private portfolio company. Upon completion of the transaction, the Company’s investment in BLX totaled $204.1 million and consisted of $74.5 million of 25% subordinated debt, $25.1 million of preferred stock, and $104.5 million of common stock. BLX is included in the private finance portfolio.

      At September 30, 2001, BLX had a 3-year $117.5 million revolving credit facility (“BLX Credit Facility”), which was increased to $124.0 million in October 2001. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX Credit Facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of BLX on the line of credit. The amount guaranteed by the Company at September 30, 2001 was $50.3 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the BLX Credit Facility at September 30, 2001.

      Prior to its contribution to BLX, Allied Capital Express loan activity and yields as of and for the year ended December 31, 2000 was as follows:

($ in millions)	2000

Portfolio at Value	$—

New Investments	$151.6

Repayments	$11.6

Sales	$128.5

Yield	—

      Allied Capital Express loan origination activity for 2000 increased due to the opening of new regional office locations and from opportunities created by the Company’s Internet site launched in the fall of 1999. Loans in the Allied Capital Express program were originated for sale; therefore, the increase in loan sales was the result of the increase in originations. In addition, beginning in 1999, the Company began to sell 90% of the unguaranteed portion of SBA 7(a) loans through a structured finance agreement with a commercial paper conduit. Allied Capital Express targeted small commercial real estate loans that were, in many cases, originated in conjunction with SBA 7(a) loans. SBA 7(a) loans were originated with variable interest rates priced at spreads ranging from 1.75% to 2.75% over the prime lending rate.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2001 and 2000

      The following table summarizes Allied Capital’s operating results for the nine months ended September 30, 2001 and 2000.

	For the Nine
	Months Ended
	September 30,
				Percent
	2001	2000	Change	Change
($ in thousands, except per share amounts)
Interest and Related Portfolio Income

Interest and dividends	$173,722	$129,768	$43,954	34%

Premiums from loan dispositions	2,070	10,752	(8,682)	(81%)

Fees and other income	30,652	9,334	21,318	228%

Total interest and related portfolio income	206,444	149,854	56,590	38%

Expenses

Interest	47,974	41,645	6,329	15%

Employee	22,269	19,506	2,763	14%

Administrative	10,166	10,711	(545)	(5%)

Total operating expenses	80,409	71,862	8,547	12%

Net operating income before net realized and unrealized gains	126,035	77,992	48,043	62%

Net Realized and Unrealized Gains

Net realized gains	8,339	23,095	(14,756)	(64%)

Net unrealized gains	23,463	(267)	23,730	8,888%

Total net realized and unrealized gains	31,802	22,828	8,974	39%

Net increase in net assets resulting from operations	$157,837	$100,820	$57,017	57%

Diluted net operating income per share	$1.39	$1.10	$0.29	26%

Diluted earnings per share	$1.74	$1.42	$0.32	23%

Weighted average shares outstanding — diluted	90,864	70,777	20,087	28%

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

	For the Nine
	Months Ended
	September 30,

	2001	2000
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$206.4	$149.9

Per share	$2.27	$2.11

      The increase in interest income earned results primarily from continued growth of the Company’s investment portfolio and the Company’s focus on increasing its overall portfolio yield. The Company’s investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 17% to $1,732.0 million at September 30, 2001 from $1,485.0 million at September 30, 2000. The weighted average yield on the interest bearing investments in the portfolio at September 30, 2001 and 2000 was as follows:

	September 30,

	2001	2000

Private Finance	14.5%	14.6%

Commercial Real Estate Finance	13.5%	13.2%

Small Business Finance	—%	12.3%

Total Portfolio	14.1%	13.9%

      Included in premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premiums from loan sales were $0.5 million and $8.7 million for the nine months ended September 30, 2001 and 2000, respectively. Premium income results from the premium paid by purchasers on loans sold less the origination commissions associated with the loans sold. For the nine months ended September 30, 2000, premiums from loan sales resulted primarily from the sale of loans originated through Allied Capital Express. Upon the merger of the Allied Capital Express operations into BLX, the premium from loan sales earned historically is intended to be replaced with interest income earned by the Company from its subordinated debt investment in BLX as well as fees earned from its guaranty of the BLX Credit Facility and its management contract with BLX.

      Prepayment premiums were $1.6 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company’s borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income include diligence, financial structuring, management and guaranty fees of $29.7 million and $5.4 million for the nine months ended September 30, 2001 and 2000, respectively. Fees and other income for the nine months ended September 30, 2001 include fees earned from the SunSource buyout transaction totaling $4.4 million discussed above. The Company continues to emphasize new financial structuring, diligence and portfolio management activity that generates additional fee income. Because individual fees for any one activity can vary in size, fee income may vary substantially from quarter to quarter.

      Operating expenses include interest, employee and administrative expenses. The Company’s single largest expense is interest on indebtedness. The fluctuations in interest expense during the nine months ended September 30, 2001 and 2000 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company’s borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Nine Months
	Ended
	September 30,

	2001	2000
($ in millions)
Total Outstanding Debt	$924.5	$762.2

Average Outstanding Debt	$821.9	$684.3

Weighted Average Cost	7.1%	8.1%

BDC Asset Coverage*	255%	236%

*	As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries, employee benefits and formula and cut-off awards. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 95 and 136 at September 30, 2001 and 2000, respectively. As part of the recapitalization of Allied Capital Express discussed above, employees of the Company were transferred to the portfolio company at the end of 2000. Expenses related to employees dedicated to Allied Capital Express are reflected in employee expense for the nine months ended September 30, 2000. The formula and cut-off awards totaled $4.8 million for the nine months ended September 30, 2000. The formula award vested over a three-year period which ended on December 31, 2000.

      Administrative expenses include the leases for the Company’s headquarters in Washington, DC, and its regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees and various other expenses. Administrative expenses for the nine months ended September 30, 2000 included expenses related to Allied Capital Express regional offices. The cost of these regional offices was transferred to BLX at the beginning of 2001. For the nine months ended September 30, 2001 and 2000, employee and administrative costs as a percentage of total interest and related portfolio income less interest expense plus net realized and unrealized gains was 17% and 19%, respectively.

      Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and Purchased CMBS bonds, offset by losses on investments. Realized gains and losses were as follows:

	For the Nine
	Months Ended
	September 30,

	2001	2000
($ in millions)
Realized Gains	$9.9	$24.7

Realized Losses	(1.6)	(1.6)

Net Realized Gains	$8.3	$23.1

Net Unrealized Gains	$23.5	$(0.3)

      Realized gains for the nine months ended September 30, 2001 primarily resulted from transactions involving three private finance portfolio companies, FTI Consulting, Inc. ($4.6 million),

SunSource Inc. ($2.5 million) as discussed above, and Southwest PCS, LLC ($0.8 million), and the sale of Purchased CMBS BB bonds ($1.7 million). Realized gains for the nine months ended September 30, 2000 resulted primarily from transactions involving seven portfolio companies. The Company reversed previously recorded unrealized appreciation totaling $3.8 million and $6.2 million when gains were realized for the nine months ended September 30, 2001 and 2000, respectively.

      Realized losses for the nine months ended September 30, 2001 and 2000 resulted from the continued liquidation of the Company’s whole loan commercial real estate portfolio, as well as other small losses in the private finance portfolio. The Company reversed previously recorded unrealized depreciation totaling $1.5 million and $1.3 million when the related losses were realized in the nine months ended September 30, 2001 and 2000, respectively.

      Net unrealized gains for the nine months ended September 30, 2001 and 2000 consisted of valuation changes resulting from the Board of Directors’ valuation of the Company’s assets and the effect of reversals of unrealized appreciation or depreciation resulting from realized gains or losses.

      The Company increased the value of its equity investment in BLX by $15.5 million at March 31, 2001. During the first quarter, BLX secured a 3-year $117.5 million revolving credit facility and completed a $65 million securitization of unguaranteed SBA 7(a) loans. As a result of the elimination of the refinancing risk that existed at the time of the merger, and BLX’s progress in merger integration, the Company increased the value of its equity investment. The Company also increased the value of its investment in Wyo-Tech Acquisition Corporation by $8.8 million and $28.3 million at March 31, 2001 and September 30, 2001, due to its continued growth and positive performance. In addition to BLX and Wyo-Tech, the Company increased the value of other portfolio companies by $11.3 million in total for the nine months ended September 30, 2001. These companies increased in value because of continued positive performance, and valuation data that would indicate that a valuation increase was necessary.

      During the nine months ended September 30, 2001, the Company reversed previously recorded unrealized appreciation totaling $8.9 million on investments that the Company believed required adjustment based upon the portfolio company’s performance in a weaker economy or a lower valuation multiple at which these companies would be expected to be sold in today’s economy.

      During the nine months ended September 30, 2001, the Company decreased the value of its common equity investments in Startec Global Communications Corporation by $3.0 million at March 31, 2001, and decreased the value of its debt investment in NETtel Communications, Inc. by $5.0 million at March 31, 2001 and $2.0 million at September 30, 2001. In addition, the Company decreased the value of other portfolio companies by a total of $19.2 million for the nine months ended September 30, 2001.

      At September 30, 2001, net unrealized appreciation in the portfolio totaled $42.8 million and was composed of unrealized appreciation of $97.1 million, resulting primarily from appreciated equity interests in portfolio companies, and unrealized depreciation of $54.3 million, resulting primarily from underperforming loan and equity interests in the portfolio. Net realized and unrealized gains can vary substantially on a quarterly basis.

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

      At September 30, 2001, the Company’s portfolio was graded as follows:

	Portfolio	Percentage of
Grade	at Value	Total Portfolio

	(in millions)

1	$479.4	22.1%

2	1,561.7	71.8%

3	57.3	2.6%

4	48.0	2.2%

5	28.0	1.3%

	$2,174.4	100.0%

      Grade 5 private finance investments at September 30, 2001, totaled $26.0 million, at value, or 1.2%, of the Company’s total portfolio. Total Grade 4 and 5 assets as a percentage of the total portfolio at value at September 30, 2001 and December 31, 2000 were 3.5% and 5.7%, respectively. The Company expects that a certain number of portfolio companies will be in the Grade 4 or 5 category from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect the Company’s investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate significantly from quarter to quarter as the Company helps these companies work through their problems. The Company continues to follow its historical practices of working with a troubled portfolio company in order to recover the maximum amount of the Company’s investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

      At September 30, 2001, delinquencies in the underlying collateral pool for the Company’s CMBS portfolio were 0.30%. The yield used to accrue interest on this portfolio assumes a 1% loss rate on the entire underlying collateral mortgage pool, and as of September 30, 2001, no losses have been realized. The Company has been closely monitoring the performance of all of the loans in the underlying collateral pools securing its CMBS investments since September 11, 2001, particularly the hospitality properties which constitute 7% of the collateral loans. The Company has surveyed and analyzed the performance of the hotel properties and has currently determined that an increase in delinquencies for this property type should be expected in the near term. The Company will continue to closely monitor this asset class as well as all of the loans securing its CMBS investments. The Company believes that the current performance of the underlying loans would not require an adjustment to its yield assumptions, but these assumptions will continue to be monitored and adjusted in the future, if necessary.

      For the total investment portfolio, loans greater than 120 days delinquent were $61.6 million at value at September 30, 2001, or 2.8% of the total portfolio. Included in this category are loans valued at $10.4 million that are fully secured by real estate. Loans greater than 120 days delinquent generally do not accrue interest. Loans greater than 120 days delinquent at December 31, 2000 were $56.4 million at value, or 3.2% of the total portfolio, which included $13.3 million that were fully secured by real estate. As a provider of long-term privately negotiated investment capital, it is not atypical to defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 120 days delinquent may vary from quarter to quarter. The terms of the private finance agreements frequently provide an opportunity for portfolio companies to restructure their debt and equity capital. During such restructuring, the Company may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. The Company also prices its investments for a total return including current interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 120 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company’s portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

      The Company has elected to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). As long as the Company qualifies as a RIC, the Company is not taxed on its investment company taxable income or realized capital gains, to the extent that such income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions may differ from NIA for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

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

      The weighted average common shares outstanding used to compute basic earnings per share were 89.3 million and 70.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

      All per share amounts included in management’s discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 90.9 million and 70.8 million for the nine months ended September 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2001 and 2000

      The following table summarizes Allied Capital’s operating results for the three months ended September 30, 2001 and 2000.

	For the Three
	Months Ended
	September 30,
				Percent
	2001	2000	Change	Change
($ in thousands, except per share amounts)
Interest and Related Portfolio Income

Interest and dividends	$60,023	$48,054	$11,969	25%

Premiums from loan dispositions	339	2,909	(2,570)	(88%)

Fees and other income	12,272	5,029	7,243	144%

Total interest and related portfolio income	72,634	55,992	16,642	30%

Expenses

Interest	16,093	15,054	1,039	7%

Employee	8,213	6,343	1,870	29%

Administrative	4,139	3,876	263	7%

Total operating expenses	28,445	25,273	3,172	13%

Net operating income before net realized and unrealized gains	44,189	30,719	13,470	44%

Net Realized and Unrealized Gains

Net realized gains	3,348	8,054	(4,706)	(58%)

Net unrealized gains	12,166	(2,324)	14,490	(623%)

Total net realized and unrealized gains	15,514	5,730	9,784	171%

Net increase in net assets resulting from operations	$59,703	$36,449	$23,254	64%

Diluted net operating income per share	$0.47	$0.40	$0.07	18%

Diluted earnings per share	$0.63	$0.48	$0.15	31%

Weighted average shares outstanding — diluted	94,585	76,133	18,452	24%

      Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses. In addition to the discussion of the comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000 that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Nine Months Ended September 30, 2001 and 2000” above for additional discussion regarding the nature of and reasons for fluctuations in income and expense items in the Company’s operating results.

      Total interest and related portfolio income is primarily a function of the level of interest income earned and the balance of portfolio assets. In addition, total interest and related portfolio income includes dividend income, premiums from loan dispositions, prepayment premiums, and fees and other income.

	For the Three
	Months Ended
	September 30,

	2001	2000
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$72.6	$56.0

Per share	$0.77	$0.73

      The increase in interest income earned results primarily from continued growth of the Company’s investment portfolio and the Company’s focus on increasing its overall portfolio yield. The Company’s investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 17% to $1,732.0 million at September 30, 2001 from $1,485.0 million at September 30, 2000.

      Included in premiums from loan dispositions are premiums from loan sales and premiums received on the early repayment of loans. Premium income results from the premium paid by purchasers on loans sold less the origination commissions associated with the loans sold. For the three months ended September 30, 2000, premiums from loan sales resulted primarily from the sale of loans originated through Allied Capital Express. Upon the merger of the Allied Capital Express operations into BLX, the premium from loan sales earned historically is intended to be replaced with interest income earned by the Company from its subordinated debt investment in BLX as well as fees earned from its guaranty of the BLX Credit Facility and its management contract with BLX.

      Fees and other income include diligence, financial structuring, management and guaranty fees of $11.6 million and $3.4 million for the three months ended September 30, 2001 and 2000, respectively. During the three months ended September 30, 2001 the Company received fees related to the SunSource buyout transaction of $4.4 million as discussed above. Management and guaranty fees from other controlled portfolio companies were $4.5 million and other diligence, structuring and advisory fees were $2.7 million for the three months ended September 30, 2001.

      Operating expenses include interest, employee and administrative expenses. The Company’s single largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended September 30, 2001 and 2000 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and revolving credit facilities. The Company’s borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	September 30,

	2001	2000
($ in millions)
Total Outstanding Debt	$924.5	$762.2

Average Outstanding Debt	$862.4	$734.3

Weighted Average Cost	7.1%	8.1%

BDC Asset Coverage*	255%	236%

*	As a BDC, the Company is generally required to maintain a ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries, employee benefits and formula and cut-off awards. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 95 and 136 at September 30, 2001 and 2000, respectively. As part of the recapitalization of Allied Capital Express discussed above, employees of the Company were transferred to the portfolio company at the end of 2000. Expenses related to employees dedicated to Allied Capital Express are reflected in employee expense for the three months ended September 30, 2000.

      Administrative expenses include the leases for the Company’s headquarters in Washington, DC, and its regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees and various other expenses. Administrative expenses for the three months ended September 30, 2000 included expenses related to Allied Capital Express regional offices. The cost of these regional offices was transferred to BLX at the beginning of 2001. For the three months ended September 30, 2001 and 2000, employee and administrative costs as a percentage of total interest and related portfolio income less interest expense plus net realized and unrealized gains were 17% and 19%, respectively.

      Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and Purchased CMBS bonds, offset by losses on investments. Realized gains and losses were as follows:

	For the Three
	Months Ended
	September 30,

	2001	2000
($ in millions)
Realized Gains	$3.3	$8.7

Realized Losses	(0.0)	(0.7)

Net Realized Gains	$3.3	$8.0

Net Unrealized Gains	$12.2	$(2.3)

      For further discussion of net realized and unrealized gains and losses, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Nine Months Ended September 30, 2001 and 2000” above.

      The weighted average common shares outstanding used to compute basic earnings per share were 92.9 million and 75.5 million for the three months ended September 30, 2001 and 2000, respectively. The increases in the weighted average shares reflect the issuance of new shares and the issuance of shares pursuant to a dividend reinvestment plan.

      All per share amounts included in management’s discussion and analysis have been computed using the weighted average shares used to compute diluted earnings per share, which were 94.6 million and 76.1 million for the three months ended September 30, 2001 and 2000, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At September 30, 2001, the Company had $3.1 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government-or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-

term repurchase agreements fully collateralized by such securities. The Company’s objective is to manage to a low cash balance and fund new originations with its credit facilities.

Debt

      The Company had outstanding debt at September 30, 2001 as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:

Unsecured long-term notes	$544.0	$544.0	7.9%

SBA debentures	101.8	87.0	8.0%

Auction rate reset note	80.8	80.8	5.4%

OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	$732.3	$717.5	7.6%

Revolving credit facilities:

Revolving line of credit	467.5	207.0	5.5%

Total debt	$1,199.8	$924.5	7.1%

(1)	The annual interest cost includes the cost of commitment fees and other facility fees.

     Unsecured Long-term Notes. The Company has issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2003. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

      On October 30, 2001, the Company issued $150 million of five-year unsecured long-term debt, financed primarily by insurance companies. The five-year notes were priced at 7.16% and have substantially the same terms as the Company’s existing unsecured long-term notes.

      SBA Debentures. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company may currently borrow up to $101.8 million from the SBA under the SBIC program. At September 30, 2001, the Company has a commitment to borrow up to an additional $14.8 million above the amount outstanding from the SBA. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. The Company has a $80.8 million Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Inter-Bank Offer Rate (“LIBOR”) plus 1.75% which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized. As a means to repay the note, the Company has entered into an agreement to issue $80.8 million of debt, equity or other securities in one or more public or private transactions, or prepay the Auction Rate Reset Note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

      Revolving Line of Credit. As of September 30, 2001, the Company has a $467.5 million unsecured revolving line of credit that expires in August 2003 with the right to extend maturity for one additional year at the Company’s sole option, under substantially similar terms. This facility may be expanded up to $600 million. At the Company’s option, the credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

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

      To support its growth during the nine months ended September 30, 2001, the Company raised $237.0 million in new equity capital primarily through the sale of shares from its shelf registration statement. The Company issues equity from time to time when it has a clear use of proceeds for attractive investment opportunities. Historically, this process has enabled the Company to raise equity on an accretive basis for existing shareholders. At September 30, 2001, total shareholders’ equity had increased to $1.3 billion.

      The Company’s Board reviews the dividend rate quarterly, and adjusts the quarterly dividend rate throughout the year as the Company’s earnings momentum builds. For the first, second and third quarter of 2001, the Board declared a $0.49, $0.50 and $0.51 per common share dividend, respectively. For the fourth quarter of 2001, the Board has declared a dividend of $0.51 per common share. Dividends are paid from the Company’s taxable income.

      As a result of growth in ordinary taxable income combined with the increased size and diversity of the Company’s portfolio and its projected future capital gains, the Company’s Board of Directors will continue to evaluate whether to retain or distribute capital gains as they occur. The Company’s dividend policy allows the Company to continue to distribute some capital gains, but will also allow the Company to retain gains that exceed a normal capital gains distribution level, and therefore avoid any unusual spike in dividends in any one year. The dividend policy also enables the Board to selectively retain gains to support future growth.

      The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. The Company maintains a matched-funding philosophy that focuses on matching the estimated maturities of its loan and investment portfolio to the estimated maturities of its borrowings. The Company will utilize its short-term credit facilities only as a means to bridge to long-term financing, which may result in temporary differences in the matching of estimated maturities. The Company evaluates its interest rate exposure on an ongoing basis. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At September 30, 2001, the Company’s debt to equity ratio was 0.71 to 1 and weighted average cost of funds was 7.1%. There are no significant maturities of long-term debt until 2003. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

INVESTMENT CONSIDERATIONS

      Investing in the Company involves a number of significant risks and other factors relating to the structure and investment objective of the Company. As a result, there can be no assurance that the Company will achieve its investment objective.

      Investing in Private Companies Involves a High Degree of Risk. Our portfolio consists primarily of long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

      Economic Recessions or Downturns Could Impair Our Portfolio Companies and Harm Our Operating Results. Although our investment strategy focuses on investment in companies in less cyclical industries, some of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may impact the ability of a company to engage in a liquidity event or repay our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

      On September 11, 2001, a terrorist attack occurred at the World Trade Center in New York City and the Pentagon in Washington, D.C. This incident has had pervasive negative impacts on several U.S. industries and on the U.S. economy in general. While we were not directly impacted by the event, we believe that we could be impacted indirectly. The indirect impacts may include our need to provide a deferral of interest payments to certain portfolio companies that may be affected by the resulting economic slow down and a decrease in the pace of our investment activity.

      Our business of making private equity investments and positioning them for liquidity events also may be impacted by current and future market conditions. The absence of a robust bank lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments. We cannot assure you that the events of September 11, 2001 and the reaction to them may not have other material and adverse implications for us and for the market in general.

      Our Financial Results Could Be Negatively Affected if BLX Fails to Perform as Expected. Business Loan Express, Inc. (“BLX”) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected. At September 30, 2001, the investment totaled $225.5 million, or 10% of total assets. In addition, as controlling shareholder of BLX, we have provided an unconditional guaranty to BLX’s credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $117.5 million unsecured revolving credit facility. The amount we have guaranteed at September 30, 2001 was $50.3 million. This guaranty can only be called in the event of a default by BLX.

      Our Borrowers May Default on Their Payments. We make unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in and lend to companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

      Investments in Non-Investment Grade Commercial Mortgage-Backed Securities May Be Illiquid and May Have a Higher Risk of Default. The commercial mortgage-backed securities (“CMBS”) in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” The non-investment grade CMBS tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment-grade bonds, but with the higher return comes greater risk. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

      Our Portfolio Investments are Recorded at Fair Value as Determined by the Board of Directors in Absence of Readily Ascertainable Public Market Values. Pursuant to the requirements of the Investment Company Act of 1940 (“1940 Act”), the Board of Directors is required to value each asset quarterly, and we are required to carry our portfolio at fair value as determined by the Board of Directors. Since there is typically no public market for the loans and equity securities of the companies in which we make investments or the CMBS that we purchase, our Board of Directors estimates the fair value of these investments pursuant to a written valuation policy and a consistently applied valuation process. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believe has become impaired. Without a readily ascertainable market value, the estimated value of our portfolio of investments may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ estimate of the current fair value of each investment in our portfolio. Any changes in estimated value are recorded in the Company’s statement of operations as “Net unrealized gains (losses).”

      We Borrow Money Which Magnifies the Potential for Gain or Loss on Amounts Invested and May Increase the Risk of Investing in Our Company. We borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company’s common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

      At September 30, 2001, the Company had $924.5 million of outstanding indebtedness, bearing a weighted annual interest cost of 7.1%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.9%.

      We May Not Borrow Money Unless We Maintain Asset Coverage for Indebtedness of at Least 200% Which May Affect Returns to Shareholders. We must maintain asset coverage for a class of senior security representing indebtedness of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2001, our asset coverage for senior indebtedness was 255%.

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

      Because We Must Distribute Income, We Will Continue to Need Additional Capital to Grow. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable net operating income excluding net realized long-term capital gains to our stockholders to maintain our regulated investment company (“RIC”) status. As a result such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of the Company’s common stock. In addition, as a business development company (“BDC”), we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

      Loss of Pass-Through Tax Treatment Would Substantially Reduce Net Assets and Income Available for Dividends. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). If we meet source of income, diversification and distribution requirements, the Company qualifies for effective pass-through tax treatment. The Company would cease to qualify for such pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. We also could be subject to a 4% excise tax and/or corporate level income tax if we fail to make required distributions as a RIC. If the Company ceased to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary corporation, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

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

      Changes in the Law or Regulations that Govern the Company Could Have a Material Impact on the Company or Our Operations. We are regulated by the Securities and Exchange Commission and the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts (“REITs”) and SBICs may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on the Company or its operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

      Quarterly Results May Fluctuate and May Not Be Indicative of Future Quarterly Performance. The Company’s quarterly operating results could fluctuate and therefore, you should not rely on quarterly results to be indicative of the Company’s performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in the quantitative or qualitative disclosures about market risk since December 31, 2000.

PART II. OTHER INFORMATION

Item  1.  Legal Proceedings

      The Company is party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item  2.  Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2001 ACC issued a total of 66,094 shares pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933.

Item  3.  Defaults Upon Senior Securities

      Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders

      None.

Item  5.  Other Information

      Not applicable.

Item  6.  Exhibits and Reports on Form 8-K

      (a)  List of Exhibits

Exhibit
Number	Description

3(i)(a)(21)	Articles of Amendment and Restatement of the Articles of Incorporation.
3(i)(b)(16)	Articles of Merger.
3(i)(c)(17)	Amendment to the Amended and Restated Articles of Incorporation.
3(ii)(10)	Bylaws.
4.1(4)	Specimen certificate of the Company’s Common stock, par value $0.0001 per share. See exhibits 3(i) and 3(ii) for other instruments defining the rights of security holders.
4.2(2)	Form of debenture between certain subsidiaries of the Company and the U.S. Small Business Administration.
5	Not applicable.
9	Not applicable.
10.1(15)	Second Amended and Restated Credit Agreement, dated August 3, 2001.
10.2(5)	Note Agreement dated as of April 30, 1998.
10.3(3)	Loan Agreement between Allied I and Overseas Private Investment Corporation, dated April 10, 1995. Letter dated December 11, 1997 evidencing assignment of Loan Agreement from Allied I to the Company.
10.4(8)	Note Agreement dated as of May 1, 1999.
10.4a(10)	Note Agreement dated as of November 15, 1999.
10.4b(13)	Note Agreement dated as of October 15, 2000.

Exhibit
Number	Description

10.4c(18)	Auction Rate Reset Note Agreement, dated as of August 31, 2000 between the Company and Intrepid Funding Master Trust, a Delaware business trust administered by Banc of America Securities LLC; Forward Issuance Agreement, dated as of August 31, 2000, between the Company and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000 between the Company and Banc of America Securities LLC.
10.4d(22)	Note Agreement, dated as of October 15, 2001.
10.5(17)	Amendment and Consent Agreement to the Amended and Restated Credit Agreement dated December 11, 2000.
10.6(4)	Sale and Servicing Agreement dated as of January 1, 1998 among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1 and the Company and LaSalle National Bank Inc. and ABN AMRO Bank N.V.
10.7(4)	Indenture dated as of January 1, 1998 between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(4)	Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank, Inc. and Wilmington Trust Company.
10.9(4)	Guaranty dated as of January 1, 1998 by the Company.
10.10a(14)	Employment agreement dated June 15, 2000 between the Company and William L. Walton.
10.10b(14)	Employment agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10c(17)	Employment agreement dated June 15, 2000 between the Company and John M. Scheurer.
10.11(7)	Amended and Restated Deferred Compensation Plan dated December 30, 1998.
10.11a(19)	Amendment to Deferred Compensation Plan dated October 18, 2000.
10.11.b(22)	Amended and Restated Deferred Compensation Plan, dated May 15, 2001.
10.12(6)	Amended Stock Option Plan.
10.12a(9)	Allied Capital 401(k) Plan dated September 1, 1999.
10.12b(19)	Amendment to 401(k) Plan dated December 31, 2000.
10.13a(4)	Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(4)	Form of Custody Agreement with LaSalle National Bank.
10.13(15)	Custodian agreement with LaSalle Bank National Association, dated July 9, 2001.
10.14a(15)	Agreement and Plan of Merger dated June 18, 2001 by and among the Company, Allied Capital Lock Acquisition Corporation, and SunSource Inc.
10.15(20)	Control Investor Guaranty Agreement, dated as of March 28, 2001, between the Company and Fleet National Bank, in its capacity as Administrative Agent for the Lenders and Business Loan Express, Inc.
10.18(1)	Dividend Reinvestment Plan.
11	Statement regarding computation of per share earnings is incorporated by reference to Note 8 to the Company’s Notes to the Consolidated Financial Statements contained in the Company’s 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit
Number	Description

21	Subsidiaries of the Company and jurisdiction of incorporation/organization:

Allied Investment Corporation	Maryland
Allied Capital REIT, Inc.	Maryland
Allied Capital Holdings LLC	Delaware
Allied Capital Beteiligungsberatung GmbH	Germany
A.C. Corporation	Delaware

(1)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference to the exhibit of the same name filed with Allied I’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to Exhibit f.7 of Allied I’s Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on the Company’s behalf with the Commission on May 5, 1998 (File No. 333-51899).

(5)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(6)	Incorporated by reference to Exhibit A of the Company’s definitive proxy materials for the Company’s 2000 Annual Meeting of Stockholders filed with the Commission on March 29, 2000.

(7)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(9)	Incorporated by reference to Exhibit 4.4 of the Allied Capital 401(k) Plan registration statement on Form S-8, filed on behalf of such Plan on October 8, 1999 (File No. 333-88681).

(10)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference to Appendix A to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(12)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(13)	Incorporated by reference to the exhibit of the same name to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(14)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000.

(15)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on August 10, 2001 (File No. 333-67336).

(16)	Incorporated by reference from Appendix B to the Company’s registration statement on Form N-14 filed on September 26, 1997 (File No. 333-36459).

(17)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 filed on March 21, 2001 (File No. 333-43534).

(18)	Incorporated by reference to the exhibit of the same name filed with the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 filed on September 12, 2000 (File No. 333-43534).

(19)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on January 19, 2001 (File No. 333-43534).

(20)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 3 to the registration statement on Form N-2 filed on May 15, 2001 (File No. 333-43534).

(21)	Incorporated by reference to exhibit 3(i) filed with Allied Lending’s Annual Report on Form 10-K for the year ended December 31, 1996.

(22)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on November 14, 2001 (File No. 333-67336).

      (b)  Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 14, 2001	/s/ PENNI F. ROLL --------------------------------------------------- Chief Financial Officer