Form 10-K
period 2001-12-31
ALLIED CAPITAL CORP
filed 2002-03-22
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation)	52-1081052 (I.R.S. Employer Identification No.)

1919 Pennsylvania Avenue NW Washington, D.C. (Address of Principal Executive Office)	20006 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (202) 331-1112

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.0001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 18, 2002 was approximately $2,554,787,000 based upon the last sale price for the registrant’s common stock on that date. As of March 18, 2002 there were 100,516,061 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002 are incorporated by reference into Part III of this Report.

PART I

Item 1.

BUSINESS

As a business development company, we provide long-term debt and equity investment capital to support the expansion of growing businesses in a variety of industries and in diverse geographic locations. We have been investing in growing businesses for over 40 years and have financed thousands of private companies nationwide. Today, our investment and lending activity is focused in two areas:

•	Private finance and

•	Commercial real estate finance, or the investment in non-investment grade commercial mortgage-backed securities (“CMBS”).

Our investment portfolio consists primarily of long-term unsecured loans with equity features, equity investments in middle market companies, which may or may not constitute a controlling equity interest, commercial mortgage-backed securities, and commercial mortgage loans. At December 31, 2001, our investment portfolio totaled $2.3 billion. Our investment objective is to achieve current income and capital gains.

Private Finance

We participate in the private capital markets nationwide by providing privately negotiated long-term debt and equity investment capital. Our private finance investment activity is generally focused on providing junior capital, in the form of subordinated debt with equity features, such as warrants or options. In certain situations, we may also take a controlling equity position in a company. At December 31, 2001, 69% of the private finance portfolio consisted of loans and debt securities, and 31% consisted of equity securities. Our nationwide private finance portfolio includes investments in a wide variety of industries, including non-durable consumer products, business services, financial services, light industrial products, retail, education, telecommunications and broadcasting and cable.

Capital providers for the finance of private companies can be generally categorized as shown in the diagram below:

Capital Provider	Banks	Commercial Finance Companies	Private Placement/ High Yield	Private Mezzanine Funds	Allied Capital	Private Equity Funds

Primary Business Focus	Senior, short- term debt	Asset-based lending	Large credits (private > $50 mm) (public > $150 mm)	Unsecured long-term debt with warrants Preferred and common equity	Unsecured long-term debt with warrants Preferred and common equity	Equity

Typical Pricing Spectrum*	LIBOR+	[graphic of arrow stretching between “LIBOR+” and “30%+”]				30%+

*	Based on market experience of our marketing and investment professionals.

Banks are primarily focused on providing senior secured and unsecured short-term debt. They typically do not provide meaningful long-term unsecured loans. Commercial finance companies are primarily focused on providing senior secured long-term debt. The private placement and high-yield debt markets are focused primarily on very large financing transactions, typically in excess of the financings we do. We generally do not compete with banks, commercial finance companies, or the private placement/high yield market. Instead, we compete directly with the private mezzanine sector of the private capital market. Private mezzanine funds are also focused on providing unsecured long-term debt to private companies for the types of transactions discussed above. We believe that we have key structural and operational advantages when compared to private mezzanine funds.

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

When assessing a prospective investment, we look for companies with certain characteristics, which may or may not include market leadership in a niche, critical mass and longevity, and a sustainable cash flow. We also look for companies that, because of their industry and business plan, can demonstrate minimal vulnerability to changes in economic cycles. Since our investments are primarily unsecured in nature, when investing debt capital, we look for companies in industries that are less cyclical, cash flow intensive, and can demonstrate a high return on their invested capital. When our investments are equity-focused, we look for companies where the potential for high growth exists. We generally do not target companies in industries where businesses tend to be vulnerable to changes in economic cycles, are capital intensive, have low returns on their invested capital and have little growth potential. We generally target and do not target the following industries, though we will consider investments in any industry if the prospective company demonstrates unique characteristics that make it an attractive investment opportunity:

Industries Targeted

Less Cyclical/Cash Flow Intensive/
High Return on Capital

     Consumer products
     Business services
     Financial services
     Light industrial products
     Broadcasting/Cable

Industries Not Targeted

Cyclical/Capital Intensive/
Low Return on Capital

          Heavy equipment
          Natural resources
          Commodity retail
          Low value-add distribution
          Agriculture
          Transportation

Over our 40-year history, we have developed and maintained relationships with dozens of intermediaries including investment banks, mortgage brokers, financial services companies and private mezzanine and equity sponsors through which we source investment opportunities. Through these relationships, especially those with equity sponsors, we have been able to strengthen our position as a long-term investor. For the transactions in which we have provided debt capital, an equity sponsor provides a reliable source of additional equity capital if the portfolio company requires additional financing. Private equity sponsors also help us confirm our own due diligence findings when assessing a new investment opportunity, and they provide assistance and leadership to the portfolio company’s management team throughout our investment period.

Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable. We target two types of companies when seeking new investments. The first type of company we seek is a market leader in a stable industry that has demonstrated over many years of operations that it can successfully achieve its business plan and thereby achieve our investment objective. The second type of company we seek is an emerging company in a growing industry that is positioned for significant growth. We have spent over 40 years refining our highly selective investment discipline, which is founded on seeking investments in companies that have key characteristics and that operate in specific industries.

Our private finance mezzanine investing activities target a market niche between the senior debt financing provided by traditional lenders, such as banks, commercial finance companies and insurance companies, and the equity capital provided by private equity investors. Our private finance mezzanine investments are generally structured as an unsecured, subordinated loan that carries a relatively high contractual fixed interest rate generally ranging from 12% to 18%, to provide interest income. The loans generally have interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of five to ten years. The debt instruments also have restrictive covenants that protect our interests in the transaction. Approximately 98% of the loans and debt securities in the private finance portfolio have fixed rates of interest. Our private finance mezzanine investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. The warrants we receive with our debt securities generally require only a minimal cost to exercise, and thus as the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We seek to achieve additional investment returns of up to 10% from the appreciation and sale of our warrants. We target a total return of 18% to 25% for our private finance mezzanine investments. The typical private finance structure focuses, first, on the protection of our investment principal and then on investment return.

Generally, our warrants expire five years after the related debt is repaid. The warrants typically include registration rights, which allow us to sell the securities if the portfolio company completes a public offering. In most cases, the warrants also have a put option that requires that the borrower repurchase our equity position after a specified period of time at a formula price or at its fair market value. Most of the gains we realize from our warrant portfolio arise as a result of the sale of the portfolio company to another business, or through a recapitalization. Historically, we have not been dependent on the public equity markets for the sale of our warrant positions. We may also acquire preferred or common equity in a company as a part of our private finance investing activities, particularly when we see a unique opportunity to profit from the growth of an emerging company. Preferred equity investments may be structured with a dividend yield, which would provide us with a current return. With respect to preferred or common equity investments, we target an investment return of 25% to 40%.

In addition to our private finance mezzanine investment activities, we may acquire more than 50% of the common stock of a company in a control buyout transaction. In addition to our common equity investment, we may also provide additional capital to the controlled portfolio company in the form of senior loans, subordinated debt or preferred stock. The types of companies that we would acquire through a control buyout transaction are the same types of companies that we would invest in through our other private finance investing activities. In particular, we may see opportunities to acquire illiquid public companies and take them private. We intend to be selective about the companies in which we would acquire a controlling interest to ensure that we maintain a diversified portfolio with respect to industry types and geographic locations.

We generally structure our control investments such that we receive a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction fees to compensate us for the managerial assistance that we provide to a portfolio company. For these types of investments, we target an overall investment return on control investments of 25% to 40%.

We fund new investments using cash, through the issuance of common equity, the reinvestment of previously accrued interest and dividends in debt and equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security. From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and funding a subsequent growth investment. When we acquire a controlling interest in a company, we may have the opportunity to acquire the company’s equity with Allied Capital’s common stock. The issuance of our stock as consideration provides us with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriter commissions.

As a BDC, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our private finance investments, we will often generate additional fee income for the structuring, diligence, transaction and management services and guarantees we provide to our portfolio companies.

In addition to our primary private finance investment activity described above, since the second quarter of 2000 we have made commitments to invest in and strategically partner with select private equity funds focused on venture capital investments. In addition to the return we expect to achieve from these investments, we believe we can achieve strategic benefits from these funds, including technology expertise for private finance portfolio companies, co-investment opportunities and increased deal flow. We may make additional commitments to other such funds, but expect our total investment in this area to remain a small percentage of our total portfolio.

We hold a portion of our private finance investments in a wholly owned subsidiary, Allied Investment Corporation. Allied Investment is a BDC and is licensed and regulated by the Small Business Administration to operate as a small business investment company (“SBIC”). See “Certain Government Regulations” below for further information about SBIC regulation.

Commercial Real Estate Finance

Our commercial real estate investment activity is focused on the investment in non-investment grade commercial mortgage-backed securities (“CMBS”). As an investor, we believe that CMBS has attractive risk/return characteristics. The CMBS in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Unlike most “junk bonds,” which are typically unsecured debt instruments, the non-investment grade CMBS in which we invest are secured by commercial mortgage loans, which are, in turn, secured by commercial real estate. Our CMBS are fully collateralized by senior mortgage loans on commercial real estate properties where the loans, on average, were underwritten to achieve a loan to value ratio of 69.0%. We invest in CMBS on the initial issuance of the CMBS bond offering, and are able to underwrite and negotiate to acquire the securities at a significant discount from their face amount, generally resulting in an estimated yield to maturity ranging from 13% to 16%. We find the yields for CMBS attractive given their collateral protection.

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

As a non-investment grade CMBS investor, we recognize that non-investment grade bonds have a higher degree of risk than do investment-grade bonds. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. They tend to be less liquid, may have a higher risk of default, and may be more difficult to value. We invest in non-investment grade CMBS represented by the “BB” to non-rated tranches of a CMBS issuance. The non-investment grade CMBS bonds in which the Company invest are junior in priority for payment of principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Company’s most subordinate tranch will bear this loss first. At December 31, 2001, the Company’s CMBS bonds were subordinate to 91% to 97% of the tranches of various CMBS bond issuances.

To mitigate the risks associated with a CMBS investment discussed above, we perform extensive due diligence prior to each investment in CMBS. The underwriting procedures and criteria used to underwrite each of the commercial mortgage loans in each collateral pool are described in detail below. We will only invest in CMBS when we believe, as a result of our underwriting procedures, that the underlying mortgage pool adequately secures our position. Our portfolio of CMBS is secured by approximately 3,800 commercial mortgage loans, secured by properties located in diverse geographic locations across the United States, and include a variety of property types such as retail, multi-family housing, office, and hospitality.

Our CMBS investing activity complements our private finance activity because it provides a steady stream of recurring interest income. In addition, given the depth of our commercial real estate experience and the extensive due diligence that we perform prior to an investment in CMBS, we may receive structuring and diligence fees upon the investment in CMBS bonds. These fees are separately negotiated for each transaction. In order to maintain a balanced investment portfolio, we expect to limit our CMBS investment activity to approximately 20% to 25% of total assets.

Small Business Finance

On December 31, 2000, Allied Capital and BLC Financial Services, Inc. (“BLC”) completed a merger whereby Allied Capital acquired BLC. The effect of the merger was to create an independently managed, private portfolio company of Allied Capital to focus exclusively on small business lending, including the origination of SBA 7(a) loans. BLC changed its name to Business Loan Express, Inc. (“BLX”).

As part of this transaction, on December 28, 2000, we recapitalized our wholly owned small business lending subsidiary, Allied Capital SBLC Corporation, as an independently managed private portfolio company. Allied SBLC established a separate board of directors, and the employees and operations attributed to Allied Capital Express, including the online loan origination technology, were transferred to Allied SBLC. We restructured previous intercompany debt owed to us by Allied SBLC at the time of the recapitalization as $74.5 million in subordinated debt now owed by the new portfolio company. Allied SBLC was subsequently merged into BLX and we received $25.1 million in BLX preferred stock in exchange for our equity in Allied SBLC.

BLX is currently financed with a combination of senior and subordinated debt, and preferred and common equity. Allied Capital owns 94.9% of BLX. Allied Capital’s investment in BLX is expected to generate interest income, dividends and fee income. In addition, we believe there is opportunity to add value to the new portfolio company and to position the investment for a future capital gain. The Company has entered into a management contract with BLX to provide management services. Our investment in BLX is included in our private finance portfolio.

BLX is a non-bank small business lender licensed as a participant in the SBA 7(a) Guaranteed Loan Program. BLX is headquartered in New York, NY and has offices in 32 cities nationwide. BLX is licensed by the SBA as a Small Business Lending Company (“SBLC”), and therefore, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program could have a material impact on BLX or its operations.

Investment Advisory Services

We are a registered investment adviser, pursuant to the Investment Advisers Act of 1940, and have a wholly owned subsidiary that has an investment advisory agreement to manage a private investment fund. The revenue generated from this agreement is not material to the Company’s operations.

Loan Sourcing

We have established a business development group within Allied Capital that actively sources new investment opportunities. We maintain a network of hundreds of relationships with investors, lenders and intermediaries including:

•	private mezzanine and equity investors;

•	investment banks;

•	business and mortgage brokers;

•	national retail financial services companies; and

•	banks, law firms and accountants.

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

Private Finance. We generally require that the companies in which we invest demonstrate strong market position, sales growth, positive cash flow, and profitability, as discussed above. We emphasize the quality of management, and seek experienced entrepreneurs with a management track record, relevant industry experience and a significant equity stake in the business. In a typical private financing, we thoroughly review, analyze and substantiate, through due diligence, the business plan and operations of the potential portfolio company. We perform financial due diligence, often with assistance of an accounting firm; perform operational due diligence, often with the assistance of an industry consultant; study the industry and competitive landscape; and conduct numerous reference checks with current and former employees, customers, suppliers and competitors. The typical private mezzanine finance transaction requires two to four months of diligence and structuring before funding occurs. The due diligence process is significantly longer for those transactions in which we take a control position or substantial equity stake in the company.

Private finance transactions are approved by an Investment Committee consisting of our most senior officers and chaired by our Chairman and Chief Executive Officer. The private finance approval process benefits from the experience of the Investment Committee members and from the experience of our other investment professionals who together with the committee members, on average, have significant professional experience. For every transaction of $10 million or greater, we also require approval from the Executive Committee of the Board of Directors in addition to the Investment Committee approval. Even after all such approvals are received, due diligence must be successfully completed with final Investment Committee approval before funds are disbursed to a portfolio company.

CMBS. We receive extensive packages of information regarding the mortgage loans comprising a CMBS pool. We work with the issuer, the investment bank, and the rating agencies in performing our diligence on a CMBS investment. The typical CMBS investment takes between two to three months to complete because of the breadth and depth of our diligence procedures. We re-underwrite all of the underlying commercial mortgage loans securing the CMBS. We challenge the estimate of underwriteable cash flow and challenge necessary carve-outs, such as replacement reserves. We study the trends of the industry and geographic location of each property, and independently assess our own estimate of the anticipated cash flow over the period of the loan. Our loan officers physically inspect the collateral properties, and assess appraised values based on our own opinion of comparable market values.

Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the pool. We then formulate our negotiated price and discount to achieve an effective yield on our investment over a ten-year period to approximate 13% to 16%.

CMBS transactions are approved by an Investment Committee consisting of our most senior officers and chaired by our Chairman and Chief Executive Officer. Because of their size, every CMBS transaction is reviewed and approved by the Executive Committee of the Board of Directors.

Portfolio Management

Portfolio Diversity.  We monitor the portfolio to maintain both industry and geographic diversity. We currently do not have a policy with respect to “concentrating” (i.e., investing 25% or more of our total assets) in any industry or group of industries and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future.

Loan Servicing.  Our loan servicing staff is responsible for routine loan servicing, which includes:

•	delinquency monitoring;

•	payment processing;

•	borrower inquiries;

•	escrow analysis and processing;

•	third-party reporting; and

•	insurance and tax administration.

In addition, our staff is responsible for special servicing activities including delinquency monitoring and collection, workout administration and management of foreclosed assets.

Portfolio Monitoring and Valuation

We use a grading system in order to help us monitor the credit quality of our portfolio and the potential for capital gains. The grading system assigns grades to investments from 1 to 5, and the portfolio was graded at December 31, 2001 as follows:

			Percentage
		Portfolio at	of Total
Grade	Description	Value	Portfolio

		(in millions)
1	Probable capital gain	$603.3	25.9%
2	Performing security	1,553.8	66.7%
3	Close monitoring — no loss of principal or interest expected	79.5	3.4%
4	Workout — Some loss of interest expected	44.5	1.9%
5	Workout — Some loss of principal expected	48.5	2.1%

		$2,329.6	100.0%

The 1940 Act requires that the value each asset in the portfolio be determined on a quarterly basis. The Company, as a BDC, invests primarily in illiquid securities including the debt and equity of private companies and non-investment grade CMBS. The Company’s investments generally take many months to complete. The structure of each debt and equity security is specifically negotiated and includes many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its securities at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.

The Company’s valuation policy considers the fact that privately negotiated securities increase in value over a long period of time, that the Company does not intend to trade the securities, and that no ready market exists. The Company’s valuation policy is intended to provide a consistent, conservative basis for establishing the fair value of the portfolio. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful.

Conversely, the Company will record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Under its valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether such an investment has increased in value. The value of investments in public securities is determined using quoted market prices, discounted for illiquidity or restrictions on resale.

We have a written valuation policy that governs the valuation of our assets, and we follow a consistent valuation process quarterly. In valuing each individual investment, we consider the financial performance of each portfolio company, loan payment histories, indications of potential equity realization events, and current collateral values, and then determine whether the value of each asset should be increased through unrealized appreciation or decreased through unrealized depreciation. After each investment professional has made his or her determination of value, members of senior management review the valuations. These valuations are then presented to the Board of Directors for review and approval.

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

We monitor loan delinquencies in order to assess the appropriate course of action and overall portfolio quality. With respect to our private finance portfolio, investment professionals closely monitor the status and performance of each individual investment throughout each quarter. This portfolio company monitoring process includes discussions with the senior management team of the company’s financial performance, the review of current financial statements and attendance at portfolio company board meetings. Through the process, investments that may require closer monitoring are generally detected early, and for each such investment, an appropriate course of action is determined. For the private finance portfolio, loan delinquencies or payment default is not necessarily an indication of credit quality or the need to pursue active workout of a portfolio investment. Because we are a provider of long-term privately negotiated investment capital, it is not atypical for us to defer payment of principal or interest from time to time. As a result, the amount of our private finance portfolio that is delinquent at any one time may vary. The terms of our private finance agreements frequently provide an opportunity for our portfolio companies to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. Our senior investment professionals actively work with the portfolio company in these instances to negotiate an appropriate course of action.

We price our private finance investment portfolio to provide adequate current returns for our shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including current interest or dividends plus capital gains from sale of equity securities. Therefore, the amount of loans that are delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets). We expect that a certain number of portfolio companies will be in the Grade 4 or 5 category from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate significantly from quarter to quarter as we help these companies work through their problems. We continue to follow our historical practices of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

With respect to our CMBS portfolio, we monitor the performance of the individual loans in the underlying collateral pool through market data and discussions with the pool master servicers and special servicers. The master servicers are responsible for the day-to-day loan servicing functions, including billing, payment processing, collections on loans less than 60 days past due, tax and insurance escrow processing, and annual property inspections. The special servicers are responsible for collections on loans greater than 60 days past due, including workout administration and management of foreclosed properties. We discuss the status of past due or underperforming loans with the master servicers on a monthly basis. When a loan moves to a special servicer, a workout plan is formulated by the special servicer and generally reviewed by us as the directing certificate holder. Once reviewed by us, the special servicer carries out the workout plan, updating us on the status at least monthly. We have the ability to replace the named special servicer at any time.

Since the market for CMBS bonds is relatively illiquid, we do not believe that the fair value of our CMBS bonds is greater than cost where we intend to hold the investment to maturity, but these CMBS bonds are subject to depreciation events if the fair value is determined to be less than its cost basis. The fair value of these investments considers the current and expected future performance of the underlying loan collateral pool, and the related underlying cash flows that would be generated by the pool as a result of that performance.

Investment Gains and Losses

Since the majority of a portfolio consists of debt securities, our investment decisions are primarily based on credit dynamics. Our underwriting focuses on the preservation of principal, and we will pursue our available means to recover our capital investment. As a result of this investment discipline and credit culture, we have a history of low levels of loan losses, and have a demonstrated track record of successfully resolving troubled credit situations with minimal losses. Our realized gains from the sale of our equity interests have historically exceeded losses, as is reflected in the chart below.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Realized gains	$10,107	$28,604	$31,536	$25,757	$15,804

Realized losses	$(9,446)	$(13,081)	$(6,145)	$(3,216)	$(5,100)

Net realized gains	$661	$15,523	$25,391	$22,541	$10,704

Total assets	$2,460,713	$1,853,817	$1,290,038	$856,079	$807,775

Realized losses/Total assets	0.4%	0.7%	0.5%	0.4%	0.6%

Employees

At December 31, 2001, we employed 97 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of these individuals are located in the Washington, DC office. We believe that our relations with our employees are excellent.

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

Business Development Company (“BDC”). A business development company is defined and regulated by the Investment Company Act of 1940. It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

As a BDC, we may not acquire any asset other than “Qualifying Assets” unless, at the time we make the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the “70% test”). The principal categories of Qualifying Assets relevant to our business are:

(1)	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by a BDC (our investment in Allied Investment and certain other subsidiaries generally are Qualifying Assets), and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

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

As a BDC, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our SBIC subsidiary, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. See “Risk Factors.”

We have adopted a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. A copy of the Code of Ethics may be reviewed at or obtained from the Commission. See “Where You Can Find More Information.”

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares. Since we made our BDC election, we have not made any substantial change in the nature of our business.

Regulated Investment Company (“RIC”). Our status as a RIC enables us to avoid the cost of federal taxation and generally avoid the cost of state taxation, and as a result achieve pre-tax investment returns. We believe that this tax advantage enables us to achieve strong equity returns without having to aggressively leverage our balance sheet.

In order to qualify as a RIC, the Company must, among other things:

(1)	Continue to qualify as a BDC.

(2)	Derive at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities.

      (3) Diversify its holdings so that

(a)	at least 50% of the value of the Company’s assets consists of cash, cash items, U.S. government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the Company’s assets and 10% of the outstanding voting securities of the issuer, and

(b)	no more than 25% of the value of the Company’s assets are invested in securities (other than U.S. government securities) of any one issuer, or of two or more issuers that are controlled by the Company and which are engaged in same or similar or related trades or businesses.

(4)	Distribute at least 90% of its “investment company taxable income” each tax year to its shareholders. In addition, if the Company distributes in a timely manner (or treats as “deemed distributed”) an amount equal to the sum of 98% of its capital gain net income for each one year period ending on December 31, 98% of its ordinary income for each calendar year, and any income not distributed in prior years, it will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs.

SBA Regulations. Allied Investment, a wholly owned subsidiary of the Company, is licensed by the SBA as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”), and has elected to be regulated as a BDC.

SBICs are authorized to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

Allied Investment is periodically examined and audited by the SBA staff to determine its compliance with SBIC regulations.

Allied Investment has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years, up to an aggregate principal amount of $111.7 million. This limit generally applies to all financial assistance provided by the SBA to any licensee and its “associates,” as that term is defined in SBA regulations. Historically, an SBIC was also eligible to sell preferred stock to the SBA. Allied Investment had received $94.5 million of subordinated debentures and $7.0 million of preferred stock from the SBA at December 31, 2001; as a result of the $111.7 million limit, the Company is limited on its ability to apply for additional financing from the SBA. Interest rates on the SBA debentures currently outstanding have a weighted average interest cost of 7.7%.

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company’s 2001 Consolidated Financial Statements and Notes thereto contained in the Company’s 2001 Annual Report to Shareholders. The 2001 Annual Report to Shareholders and this Form 10-K contain certain forward-looking statements. These statements include management’s plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the “Risk Factors” section below. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company’s plans and objectives will be achieved.

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

Our Portfolio of Investments is Illiquid. We acquire most of our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are subject to restrictions on resale or otherwise have no established trading market. The illiquidity of our investments may adversely affect our ability to dispose of loans and securities at times when it may be advantageous for us to liquidate such investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Our Portfolio Investments Are Recorded at Fair Value As Determined in Good Faith by the Board of Directors in Absence of Readily Ascertainable Public Market Values. Pursuant to the requirements of the Investment Company Act of 1940 (“1940 Act”), the Company values its securities at fair value as determined in good faith by the Company’s Board of Directors on a quarterly basis. Since there is typically no ready market for the investments in our portfolio, our Board of Directors estimates the fair value of these investments pursuant to a written valuation policy and a consistently applied valuation process. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believe has become impaired. Without a readily ascertainable market value, the estimated value of our portfolio of investments may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ estimate of the current fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as “Net unrealized gains (losses).”

Economic Recessions or Downturns Could Impair Our Portfolio Companies and Harm Our Operating Results. Although our investment strategy focuses on investment in companies in less cyclical industries, some of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event or repay our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of a robust senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

Our Borrowers May Default on Their Payments. We make unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

Our Private Finance Investments May Not Produce Current Returns or Capital Gains. Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants or options. As a result, private finance investments are generally structured to generate interest income from the time they are made, and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

Our Financial Results Could Be Negatively Affected If BLX Fails to Perform As Expected. Business Loan Express, Inc. (“BLX”) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if regulations related to the SBA 7(a) Guaranteed Loan Program change. At December 31, 2001, the investment totaled $227.4 million, or 9% of total assets. In addition, as controlling shareholder of BLX, we have provided an unconditional guaranty to BLX’s credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $124.0 million unsecured revolving credit facility. The amount we have guaranteed at December 31, 2001 was $51.4 million. This guaranty can only be called in the event of a default by BLX.

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

We May Not Borrow Money Unless We Maintain Asset Coverage for Indebtedness of At Least 200% Which May Affect Returns to Shareholders. We must maintain asset coverage for a class of senior security representing indebtedness of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2001, our asset coverage for senior indebtedness was 245%.

We Borrow Money Which Magnifies the Potential for Gain or Loss on Amounts Invested and May Increase the Risk of Investing in Our Company. Although we maintain a conservatively leveraged capital structure, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to the Company’s common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

At December 31, 2001, the Company had $1,020.8 million of outstanding indebtedness, bearing a weighted annual interest cost of 7.0%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.9%.

Changes in Interest Rates May Affect Our Cost of Capital and Net Operating Income. Because we borrow money to make investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. The Company utilizes its short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected NIA by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect NIA. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Because We Must Distribute Income, We Will Continue to Need Additional Capital to Grow. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes net realized long-term capital gains, to our stockholders to maintain our regulated investment company (“RIC”) status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of the Company’s common stock. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Loss of Pass-Through Tax Treatment Would Substantially Reduce Net Assets and Income Available for Dividends. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). If we meet source of income, diversification and distribution requirements, the Company qualifies for effective pass-through tax treatment. The Company would cease to qualify for such pass-through tax treatment if it were unable to comply with these requirements. We also could be subject to a 4% excise tax and/or corporate level income tax if we fail to make required distributions as a RIC. If the Company ceased to qualify as a RIC, the Company would become subject to federal income tax, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

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

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on the Company or Our Operations. We are regulated by the Securities and Exchange Commission and the

SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts (“REITs”), and small business investment companies (“SBICs”) may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on the Company or its operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

Results May Fluctuate and May Not Be Indicative of Future Performance. The Company’s operating results will fluctuate and, therefore, you should not rely on current period results to be indicative of the Company’s performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

Item 2. Properties

Our principal offices are located on the third floor of 1919 Pennsylvania Avenue, N.W., Washington, DC, in the heart of Washington’s business and financial district. Our lease for approximately 32,000 square feet of office space at that location expires in July 2008. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. The Company also maintains offices in Chicago, New York and Frankfurt, Germany.

Item 3. Legal Proceedings

We are a party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these actions will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote during the fourth quarter of 2001.

Additional Item. Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of the Company as of March 18, 2002, as well as certain other information with respect to those persons. Periods of employment by the Company include periods of employment by predecessor companies.

Name	Age	Position

William L. Walton	52	Chairman, Chief Executive Officer and President

Joan M. Sweeney	42	Chief Operating Officer

Penni F. Roll	36	Chief Financial Officer

Scott S. Binder	47	Managing Director

Philip A. McNeill	42	Managing Director

John M. Scheurer	49	Managing Director

John D. Shulman	39	Managing Director

Paul R. Tanen	35	Managing Director

Thomas H. Westbrook	38	Managing Director

G. Cabell Williams, III	47	Managing Director

Scott A. Somer	33	Director of Financial Operations

Suzanne V. Sparrow	36	Executive Vice President and Secretary

William L. Walton has been the Chairman, Chief Executive Officer and President of the Company since 1997. He has served on Allied Capital’s board of directors since 1986, and was named Chairman and CEO in February 1997. Mr. Walton previously served as Managing Director of New York-based Butler Capital Corporation, a mezzanine buyout firm, and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. In addition, he was a Senior Vice President in Lehman Brother Kuhn Loeb’s Investment Banking Group. Mr. Walton also founded and managed two start-up businesses, Success Lab, Inc. and Language Odyssey, in the emerging education industry (1992-1996). Mr. Walton is a director of Riggs National Corporation and the National Venture Capital Association.

Joan M. Sweeney, Chief Operating Officer, has been employed by the Company since 1993. Ms. Sweeney oversees the Company’s daily operations. Prior to joining the Company, Ms. Sweeney was employed by Ernst & Young, Coopers & Lybrand and the SEC Division of Enforcement.

Penni F. Roll, Chief Financial Officer, has been employed by the Company since 1995. Ms. Roll is responsible for the Company’s financial operations. Prior to joining the Company, Ms. Roll was an Audit Manager at KPMG.

Scott S. Binder, Managing Director, has worked with the Company’s private finance investment group since 1991. Prior to joining the Company, Mr. Binder formed and was President of Overland Communications Group. He also has worked in the specialty finance and leasing industry.

Philip A. McNeill, Managing Director, has been employed by the Company in the private finance investment group since 1993. Prior to joining the Company, Mr. McNeill served as Vice President of M&T Capital Corporation. Before entering the private finance industry, he was Founding Director of City National Bank of Weatherford, Oklahoma.

John M. Scheurer, Managing Director, has been employed by the Company in the commercial real estate investment group since 1991. Prior to joining the Company, Mr. Scheurer worked with Capital Recovery Advisors, Inc. and First American Bank. He also started his own company, The Scheurer Company, and co-founded Hunter Associates, a leasing and consulting real estate firm in the Washington, DC area.

John D. Shulman, Managing Director, has been employed by the Company in the private finance investment group since 2001. Prior to joining the Company, Mr. Shulman served as the President and CEO of Onyx International, LLC from 1995 to 2001. He currently serves as a Director of ChemLink Laboratories LLC and as a member of the investment committee of Taiwan Mezzanine Funds.

Paul R. Tanen, Managing Director, has been employed by the Company in the private finance investment group since 2000. Prior to joining the Company, Mr. Tanen served as a Managing Director at Ridgefield Partners and was a Founding Member of the private equity group at Charter Oak Partners.

Thomas H. Westbrook, Managing Director, has been employed by the Company in the private finance investment group since 1991. Prior to joining the Company, Mr. Westbrook worked with North Carolina Enterprise Fund and was a Lending Officer in NationsBank’s corporate lending unit.

G. Cabell Williams, III, Managing Director, has been employed by the Company in the private finance investment group since 1981. Mr. Williams has served in many capacities during his tenure with the Company.

Scott A. Somer, Director of Financial Operations, has been employed by the Company since 1998. Mr. Somer is responsible for managing the accounting and loan servicing activities. Prior to joining the Company, Mr. Somer was an Audit Manager at KPMG.

Suzanne V. Sparrow, Executive Vice President and Corporate Secretary, has been employed with the Company since 1987. Ms. Sparrow manages the Company’s investor relations activities.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the “Stockholder Information” and to the “Selected Consolidated Financial Data” section of the Company’s Annual Report to

Shareholders for the year ended December 31, 2001 (the “2001 Annual Report”) as well as Note 11, “Dividends and Distributions” from the Company’s 2001 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During 2001, the Company issued 271,228 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration in the Securities Act of 1933. See Note 6, “Shareholders’ Equity” for additional information.

Item 6. Selected Financial Data

Information in response to this Item is incorporated herein by reference to the table in the “Selected Consolidated Financial Data” Section of the 2001 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2001 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company’s business activities contain elements of risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze the Company’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company, as a BDC, invests primarily in illiquid securities including the debt and equity of private companies and non-investment grade CMBS. The Company’s investments generally take many months to complete. The structure of each debt and equity security is specifically negotiated and includes many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its securities at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.

The Company’s valuation policy considers the fact that privately negotiated securities increase in value over a long period of time, that the Company does not intend to trade the securities, and that no ready market exists. The Company’s valuation policy is intended to provide a consistent, conservative basis for establishing the fair value of the portfolio. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Under its valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether such an investment has increased in value. The value of investments in public securities is determined using quoted market prices, discounted for illiquidity or restrictions on resale. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts quarterly the valuation of the portfolio to reflect the Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as “Net unrealized gains (losses).”

In addition, the illiquidity of our investments may adversely affect our ability to dispose of loans and securities at times when it may be advantageous for us to liquidate such investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Because we borrow money to make investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. The Company utilizes its short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected NIA by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect NIA. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8. Financial Statements and Supplementary Data

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 2001 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Election of Directors” section, and the subsections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Executive Officers” of the Company’s definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders, scheduled to be held on May 7, 2002 (the “2002 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated by reference to the subsections captioned “Compensation of Directors and Certain Executive Officers” of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information in response to this Item is incorporated by reference to the subsection captioned “Security Ownership of Management and Certain Beneficial Owners” in the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated by reference to the section captioned “Certain Transactions” of the 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

1. A. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Report of Independent Public Accountants thereon contained in the Company’s 2001 Annual Report, filed herewith.

           Consolidated Balance Sheet as of December 31, 2001 and 2000.

           Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999.

           Consolidated Statement of Changes in Net Assets for the years ended December 31, 2001, 2000 and 1999.

           Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

           Consolidated Statement of Investments as of December 31, 2001.

           Notes to Consolidated Financial Statements.

B. The Report of Independent Public Accountants from Arthur Andersen LLP is incorporated by reference to the Report of Independent Public Accountants contained in the Company’s 2001 Annual Report filed herewith.

2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3(i)(a)(17)	Restatement of the Articles of Incorporation.
3(i)(b)(18)	Articles of Merger.
3(ii)(17)	Amended and Restated Bylaws.
4.1(4)	Specimen certificate of the Company’s Common stock, par value $0.0001 per share. See exhibits 3(i) and 3(ii) for other instruments defining the rights of security holders.
4.2(2)	Form of debenture between certain subsidiaries of the Company and the U.S. Small Business Administration.
10.2(5)	Note Agreement dated as of April 30, 1998.
10.3(3)	Loan Agreement between Allied I and Overseas Private Investment Corporation, dated April 10, 1995. Letter dated December 11, 1997 evidencing assignment of Loan Agreement from Allied I to the Company.
10.4(8)	Note Agreement dated as of May 1, 1999.
10.4a(10)	Note Agreement dated as of November 15, 1999.
10.4b(13)	Note Agreement dated as of October 15, 2000.
10.5(14)	Amendment and Consent Agreement to the Amended and Restated Credit Agreement dated December 11, 2000.
10.6(4)	Sale and Servicing Agreement dated as of January 1, 1998 among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1 and the Company and LaSalle National Bank Inc. and ABN AMRO Bank N.V.

Exhibit
Number	Description

10.7(4)	Indenture dated as of January 1, 1998 between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10.8(4)	Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company.
10.9(4)	Guaranty dated as of January 1, 1998 by the Company.
10.10a(14)	Employment agreement dated June 15, 2000 between the Company and William L. Walton.
10.10b(14)	Employment agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10.10c(14)	Employment agreement dated June 15, 2000 between the Company and John M. Scheurer.
10.11(7)	Amended and Restated Deferred Compensation Plan dated December 30, 1998.
10.11a(20)	Amendment to Deferred Compensation Plan dated October 18, 2000.
10.12(6)	Amended Stock Option Plan.
10.12a(9)	Allied Capital 401(k) Plan dated September 1, 1999.
10.12b(20)	Amendment to 401(k) Plan dated December 31, 2000.
10.13a(4)	Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10.13b(4)	Form of Custody Agreement with La Salle National Bank.
10.14(1)	Dividend Reinvestment Plan.
10.15(19)	Second Amended and Restated Credit Agreement, dated August 3, 2001.
10.16(21)	Auction Rate Reset Note Agreement, dated as of August 31, 2000 between the Company and Intrepid Funding Master Trust, a Delaware business trust administered by Banc of America Securities LLC; Forward Issuance Agreement, dated as of August 31, 2000, between the Company and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000, between the Company and Banc of America Securities LLC.
10.17(22)	Control Investor Guaranty Agreement, dated as of March 28, 2001, between the Company and Fleet National Bank, in its capacity as Administrative Agent for the Lenders and Business Loan Express, Inc.
10.18(24)	Amended and Restated Deferred Compensation Plan, dated May 15, 2001.
10.19(23)	Custodian agreement with LaSalle Bank National Association dated July 9, 2001.
10.20(23)	Agreement and Plan of Merger, dated as of June 18, 2001, by and among the Company, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc.
11	Statement regarding computation of per share earnings is incorporated by reference to Note 7 to the Company’s Notes to the Consolidated Financial Statements contained in the Company’s 2001 Annual Report filed as Exhibit 13 herewith.
13*	Excerpts from the 2001 Annual Report to Shareholders.
21	Subsidiaries of the Company and jurisdiction of incorporation/organization:

A.C. Corporation	Delaware
Allied Investment Corporation	Maryland
Allied Capital REIT, Inc.	Maryland
Allied Capital Holdings LLC	Delaware
Allied Capital Beteiligungsberatung GmbH	Germany

23*	Consent of Arthur Andersen LLP, independent public accountants.
99.1*	Letter regarding Arthur Andersen LLP.

*	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference to the exhibit of the same name filed with Allied I’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to Exhibit f.7 of Allied I’s Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on the Company’s behalf with the Commission on May 5, 1998 (File No. 333-51899).

(5)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(6)	Incorporated by reference to Exhibit A of the Company’s definitive proxy materials for the Company’s 2000 Annual Meeting of Stockholders filed with the Commission on March 29, 2000.

(7)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(9)	Incorporated by reference to Exhibit 4.4 of the Allied Capital 401(k) Plan registration statement on Form S-8, filed on behalf of such Plan on October 8, 1999 (File No. 333-88681).

(10)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference to Appendix A to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(12)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(13)	Incorporated by reference to the exhibit of the same name to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(14)	Incorporated by reference to the exhibit of the same name to Post-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 filed on March 21, 2001 (File No. 333-43534).

(15)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on August 10, 2001 (File No. 333-67336).

(16)	Incorporated by reference to the exhibit of the same name to Post-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 filed on March 22, 2002 (File No. 333-67336).

(17)	Incorporated by reference to the exhibit of the same name to the Company’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002.

(18)	Incorporated by reference from Appendix B to the Company’s registration statement on Form N-14 filed on September 26, 1997 (File No. 333-36459).

(19)	Incorporated by reference to Exhibit f.2.g filed with the Company’s registration statement on Form N-2 filed on August 10, 2001 (File No. 333-67336).

(20)	Incorporated by reference to Exhibit i.2.a to the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on January 19, 2001 (File No. 333-43534).

(21)	Incorporated by reference to the exhibit of the same name filed with the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 filed on September 12, 2000 (File No. 333-43534).

(22)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 3 to the registration statement on Form N-2 filed on May 15, 2001 (File No. 333-43534).

(23)	Incorporated by reference to the exhibit of the same name filed with the Company’s registration statement on Form N-2 filed on August 10, 2001 (File No. 333-67336).

(24)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on November 14, 2001 (File No. 333-67336).

      (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

/s/ WILLIAM L. WALTON

William L. Walton
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ WILLIAM L. WALTON William L. Walton	Chairman and Chief Executive Officer	March 22, 2002

/s/ BROOKS H. BROWNE Brooks H. Browne	Director	March 22, 2002

/s/ JOHN D. FIRESTONE John D. Firestone	Director	March 22, 2002

/s/ ANTHONY T. GARCIA Anthony T. Garcia	Director	March 22, 2002

/s/ LAWRENCE I. HEBERT Lawrence I. Hebert	Director	March 22, 2002

/s/ JOHN I. LEAHY John I. Leahy	Director	March 22, 2002

/s/ ROBERT E. LONG Robert E. Long	Director	March 22, 2002

/s/ WARREN K. MONTOURI Warren K. Montouri	Director	March 22, 2002

/s/ GUY T. STEUART II Guy T. Steuart II	Director	March 22, 2002

/s/ T. MURRAY TOOMEY T. Murray Toomey	Director	March 22, 2002

/s/ LAURA W. VAN ROIJEN Laura W. van Roijen	Director	March 22, 2002

/s/ GEORGE C. WILLIAMS, JR. George C. Williams, Jr.	Director	March 22, 2002

Title
Signature	(Capacity)	Date

/s/ PENNI F. ROLL Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002

EXHIBIT INDEX

Exhibit
Number	Description

13	Excerpts from the 2001 Annual Report to Shareholders.
23	Consent of Arthur Andersen LLP, independent public accountants
99.1	Letter regarding Arthur Andersen LLP.