Form 10-Q
period 2002-03-31
ALLIED CAPITAL CORP
filed 2002-05-08
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [ ]

      On May 2, 2002 there were 101,930,554 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2002	2001

(in thousands, except share amounts)	(Unaudited)

ASSETS

Portfolio at value:
Private finance (cost: 2002-$1,568,704; 2001-$1,553,966)	$1,604,891	$1,595,072

Commercial real estate finance (cost: 2002-$648,940; 2001-$732,636)	649,169	734,518

Total portfolio at value	2,254,060	2,329,590

Other assets	142,500	130,234

Cash and cash equivalents	2,297	889

Total assets	$2,398,857	$2,460,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable and debentures	$876,056	$876,056

Revolving credit facility	57,000	144,750

Accounts payable and other liabilities	77,460	80,784

Total liabilities	1,010,516	1,101,590

Commitments and Contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:

Common stock, $0.0001 par value, 200,000,000 shares authorized; 100,764,535 and 99,607,396 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	10	10

Additional paid-in capital	1,380,501	1,352,688

Notes receivable from sale of common stock	(27,272)	(26,028)

Net unrealized appreciation on portfolio	32,468	39,981

Distributions in excess of earnings	(4,366)	(14,528)

Total shareholders’ equity	1,381,341	1,352,123

Total liabilities and shareholders’ equity	$2,398,857	$2,460,713

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three
	Months Ended
	March 31,

	2002	2001
(in thousands, except per share amounts)

	(unaudited)

Interest and related portfolio income:

Interest and dividends	$64,973	$54,875

Premiums from loan dispositions	1,613	821

Fees and other income	15,805	9,375

Total interest and related portfolio income	82,391	65,071

Expenses:

Interest	17,469	15,930

Employee	8,035	6,446

Administrative	3,018	2,967

Total operating expenses	28,522	25,343

Net investment income before net realized and unrealized gains	53,869	39,728

Net realized and unrealized gains:

Net realized gains	9,605	1,154

Net unrealized gains (losses)	(7,513)	11,146

Total net realized and unrealized gains	2,092	12,300

Net increase in net assets resulting from operations	$55,961	$52,028

Basic earnings per common share	$0.56	$0.61

Diluted earnings per common share	$0.55	$0.60

Weighted average common shares outstanding — basic	99,977	85,504

Weighted average common shares outstanding — diluted	102,364	87,059

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2002	2001
(in thousands, except per share amounts)

	(unaudited)

Operations:

Net investment income before net realized and unrealized gains	$53,869	$39,728

Net realized gains	9,605	1,154

Net unrealized gains (losses)	(7,513)	11,146

Net increase in net assets resulting from operations	55,961	52,028

Shareholder distributions:

Common stock dividends	(53,259)	(42,081)

Preferred stock dividends	(55)	(55)

Net decrease in net assets resulting from shareholder distributions	(53,314)	(42,136)

Capital share transactions:

Sale of common stock	19,950	9,950

Issuance of common stock upon the exercise of stock options	6,293	2,904

Issuance of common stock in lieu of cash distributions	1,572	1,785

Net (increase) decrease in notes receivable from sale of common stock	(1,244)	22

Net increase in net assets resulting from capital share transactions	26,571	14,661

Total increase in net assets	$29,218	$24,553

Net assets at beginning of period	$1,352,123	$1,029,692

Net assets at end of period	$1,381,341	$1,054,245

Net asset value per common share	$13.71	$12.26

Common shares outstanding at end of period	100,765	85,956

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2002	2001
(in thousands)

	(unaudited)

Cash flows from operating activities:

Net increase in net assets resulting from operations	$55,961	$52,028
Adjustments

Portfolio investments	(80,040)	(150,758)

Repayments of investment principal	31,013	30,281

Proceeds from investment sales	125,099	35,187

Change in accrued or reinvested interest and dividends	(13,258)	(14,577)

Changes in other assets and liabilities	(10,033)	(2,060)

Amortization of loan discounts and fees	(3,883)	(2,668)

Depreciation and amortization	266	257

Realized losses	3,320	746

Net unrealized (gains) losses	7,513	(11,146)

Net cash provided by (used in) operating activities	115,958	(62,710)

Cash flows from financing activities:

Sale of common stock	19,950	9,950

Collections of notes receivable from sale of common stock	217	1,501

Common dividends and distributions paid	(51,687)	(40,296)

Preferred stock dividends paid	(55)	(55)

Net borrowings under notes payable and debentures	—	10,628

Net borrowings under (repayments on) revolving line of credit	(87,750)	86,500

Other financing activities	4,775	1,425

Net cash provided by (used in) financing activities	(114,550)	69,653

Net increase in cash and cash equivalents	$1,408	$6,943

Cash and cash equivalents at beginning of period	$889	$2,449

Cash and cash equivalents at end of period	$2,297	$9,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

ACE Products, Inc.	Loans	$17,164	$17,164

Acme Paging, L.P.	Loan	750	750
	Debt Securities	6,993	6,993
	Limited Partnership Interest	3,640	2,184

Advantage Mayer, Inc.	Debt Securities	10,947	10,947
	Warrants	—	—

Alderwoods Group, Inc.(1)	Debt Securities	6,129	6,129
	Common Stock (357,568 shares)	5,006	3,006

Allied Office Products, Inc.	Debt Securities	7,477	7,477
	Warrants	629	629

American Barbecue & Grill, Inc.	Warrants	125	—

American Healthcare Services, Inc.	Debt Securities	40,780	40,780
	Common Stock (79,567,042 shares)	1,000	100
	Guaranty ($915)	—	—

American Home Care Supply, LLC	Debt Securities	6,920	6,920
	Warrants	579	1,579

Aspen Pet Products, Inc.	Loans	14,816	14,816
	Preferred Stock (2,021 shares)	1,981	1,981
	Common Stock (1,400 shares)	140	140

ASW Holding Corporation	Warrants	25	25

Autania AG(1)	Debt Securities	4,460	4,460
	Common Stock (250,000 shares)	2,193	2,193

Avborne, Inc.	Debt Securities	12,959	6,584
	Warrants	1,180	—

Bakery Chef, Inc.	Loans	17,306	17,306

Blue Rhino Corporation(1)	Debt Securities	13,864	13,864
	Warrants	1,200	5,750

Border Foods, Inc.	Debt Securities	9,329	9,329
	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Business Loan Express, Inc.	Loan	6,000	6,000
	Debt Securities	78,481	78,481
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,596	120,096
	Guaranty ($51,460 — See Note 3)	—	—

Camden Partners Strategic Fund II, L.P.	Limited Partnership Interest	1,785	1,829

CampGroup, LLC	Debt Securities	2,711	2,711
	Warrants	220	220

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	$3,250	$3,250

Celebrities, Inc.	Loan	240	240
	Warrants	12	550

Colibri Holding Corporation	Loans	3,471	3,471
	Preferred Stock (237 shares)	248	248
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

The Color Factory Inc.	Loan	6,882	6,882
	Preferred Stock (1,000 shares)	1,000	1,000
	Common Stock (980 shares)	6,535	8,035

Component Hardware Group, Inc.	Debt Securities	10,909	10,909
	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

Convenience Corporation of	Debt Securities	8,355	2,738
America	Preferred Stock (22,301 shares)	334	—
	Warrants	—	—

Cooper Natural Resources, Inc.	Debt Securities	1,782	1,782
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

CorrFlex Graphics, LLC	Debt Securities	2,346	2,346
	Warrants	—	6,674
	Options	—	576

Coverall North America, Inc.	Loan	10,335	10,335
	Debt Securities	5,325	5,325
	Warrants	—	—

CPM Acquisition Corporation	Loan	9,754	9,754

Csabai Canning Factory Rt	Hungarian Quotas (9.2%)	700	—

CTT Holdings	Loan	1,432	1,432

Cumulus Media, Inc. (1)	Common Stock (397,922 shares)	7,131	7,131
	Warrants	186	186

CyberRep	Loan	1,145	1,145
	Debt Securities	14,375	14,375
	Warrants	660	3,310

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250

Directory Investment Corporation	Common Stock (470 shares)	112	32

Directory Lending Corporation	Series A Common Stock (34 shares)	—	—
	Series B Common Stock (6 shares)	8	—
	Series C Common Stock (10 shares)	22	—

Drilltec Patents &	Loan	10,918	9,262
Technologies Company, Inc.	Debt Securities	1,500	1,500
	Warrants	—	—

eCentury Capital Partners, L.P.	Limited Partnership Interest	1,875	1,800

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

EDM Consulting, LLC	Debt Securities	$1,875	$443
	Common Stock (140 shares)	250	—

El Dorado Communications, Inc.	Loans	306	306

Elexis Beta GmbH	Options	426	526

Elmhurst Consulting, LLC	Loan	9,767	9,767
	Common Stock (74 shares)	5,165	5,165
	Guaranty ($2,800)	—	—

Eparfin S.A.	Loan	29	29

E-Talk Corporation	Debt Securities	8,852	4,509
	Warrants	1,157	—

Ex Terra Credit Recovery, Inc.	Preferred Stock (500 shares)	568	318
	Common Stock (2,500 shares)	—	—
	Warrants	—	—

Executive Greetings, Inc.	Debt Securities	16,658	16,658
	Warrants	360	360

Fairchild Industrial Products	Debt Securities	5,889	5,889
Company	Warrants	280	2,378

Foresite Towers, LLC	Equity Interest	15,500	15,500

Galaxy American	Debt Securities	48,863	39,211
Communications, LLC	Options	—	—
	Guaranty ($750)	—	—

Garden Ridge Corporation	Debt Securities	27,006	27,006
	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (188,400 shares)	613	613

GC-Sun Holdings II, LP (Kar Products, LP)	Loans	8,167	8,167

Gibson Guitar Corporation	Debt Securities	17,369	17,369
	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
	Convertible Debentures	500	500
	Warrants	—	504

Global Communications, LLC	Loan	1,996	1,996
	Debt Securities	15,068	15,068
	Equity Interest	11,067	11,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	5,976

Grotech Partners, VI, L.P.	Limited Partnership Interest	1,463	1,029

The Hartz Mountain Corporation	Debt Securities	27,474	27,474
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

HealthASPex, Inc.	Preferred Stock (1,451,380 shares)	$4,900	$4,011
	Preferred Stock (1,000,000 shares)	731	620
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies Inc.	Debt Securities	40,546	40,546
	Common Stock (6,890,937 shares)	57,156	57,156

HMT, Inc.	Debt Securities	9,015	9,015
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	1,155	1,155

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315

Icon International, Inc.	Common Stock (35,228 shares)	1,219	1,519

Impact Innovations Group, LLC	Debt Securities	6,661	6,661
	Warrants	1,674	1,674

Intellirisk Management Corporation	Loans	22,568	22,568

International Fiber Corporation	Debt Securities	22,423	22,423
	Common Stock (1,029,069 shares)	5,483	6,982
	Warrants	550	700

iSolve Incorporated	Preferred Stock (14,853 shares)	874	—
	Common Stock (13,306 shares)	14	—

Jakel, Inc.	Loan	23,369	23,369

JRI Industries, Inc.	Debt Securities	1,977	1,977
	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	759	759
	Warrants	259	7,000

Kirker Enterprises, Inc.	Warrants	348	3,501
	Equity Interest	4	4

Kirkland’s, Inc.	Debt Securities	7,200	7,200
	Preferred Stock (917 shares)	412	412
	Warrants	96	96

Kyrus Corporation	Debt Securities	7,595	7,595
	Warrants	348	348

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,491	3,491
	Common Stock (123,929 shares)	142	142

Litterer Beteiligungs-GmbH	Debt Securities	1,070	1,070
	Equity Interest	358	358

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	5,000

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213

Magna Card, Inc.	Debt Securities	153	153
	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	1,204	1,204
	Common Stock (156 shares)	42	42

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Matrics, Inc.	Preferred Stock (511,876 shares)	$500	$500
	Warrants	—	—

MedAssets.com, Inc.	Debt Securities	15,114	15,114
	Preferred Stock (260,418 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.	Limited Partnership Interest	2,475	1,528

Midview Associates, L.P.	Warrants	—	—

Monitoring Solutions, Inc.	Debt Securities	1,823	153
	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MortgageRamp.com, Inc.	Common Stock (772,000 shares)	3,860	3,860

Morton Grove	Loan	16,356	16,356
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	9,000

Most Confiserie GmbH & Co KG	Loan	943	943

MVL Group, Inc.	Loan	16,138	15,916
	Debt Securities	14,924	14,924
	Warrants	643	643

NetCare, AG	Loan	760	760
	Common Stock (262,784 shares)	230	230

NETtel Communications, Inc.	Debt Securities	11,334	4,334

Nobel Learning Communities,	Debt Securities	9,679	9,679
Inc.(1)	Preferred Stock (1,063,830 shares)	2,000	2,000
	Warrants	575	575

North American Archery, LLC	Loans	1,390	840
	Convertible Debentures	2,248	2,008
	Guaranty ($645)	—	—

Northeast Broadcasting Group, L.P.	Debt Securities	295	295

Novak Biddle Venture Partners III, L.P.	Limited Partnership Interest	420	420

Nursefinders, Inc.	Debt Securities	11,373	11,373
	Warrants	900	1,500

Onyx Television GmbH	Preferred Units (120,000 shares)	201	201

Opinion Research Corporation(1)	Debt Securities	14,227	14,227
	Warrants	996	996

Oriental Trading Company, Inc.	Loan	128	128
	Debt Securities	12,788	12,788
	Preferred Equity Interest	1,500	1,822
	Common Equity Interest	—	—
	Warrants	13	265

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Outsource Partners, Inc.	Debt Securities	$24,021	$24,021
	Warrants	826	826

Packaging Advantage	Debt Securities	11,610	11,610
Corporation	Common Stock (200,000 shares)	2,000	2,000
	Warrants	963	963

Pico Products, Inc.	Loan	1,406	1,406

Polaris Pool Systems, Inc.	Debt Securities	10,658	10,658
	Warrants	1,050	1,050

Powell Plant Farms, Inc.	Loan	18,152	18,152

Proeducation GmbH	Loan	321	321

Professional Paint, Inc.	Debt Securities	22,086	22,086
	Preferred Stock (15,000 shares)	18,309	18,309
	Common Stock (110,000 shares)	69	3,069

Progressive International	Debt Securities	3,961	3,961
Corporation	Preferred Stock (500 shares)	500	500
	Common Stock (197 shares)	13	13
	Warrants	—	—

Prosperco Finanz Holding AG	Debt Securities	5,276	5,276
	Common Stock (1,528 shares)	1,059	1,059
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,090	5,090
	Equity Interest	—	—

Redox Brands, Inc.	Debt Securities	9,556	9,556
	Warrants	584	584

Schwinn Holdings Corporation	Debt Securities	10,195	1,835

Seasonal Expressions, Inc.	Preferred Stock (1,000 shares)	500	—

Simula, Inc.(1)	Loan	20,223	20,223

Soff-Cut Holdings, Inc.	Debt Securities	8,587	8,587
	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200
	Warrants	446	446

Southwest PCS, LLC	Loan	8,401	8,401

Spa Lending Corporation	Preferred Stock (28,672 shares)	424	367
	Common Stock (6,208 shares)	76	18

Staffing Partners Holding	Debt Securities	4,992	4,992
Company, Inc.	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Startec Global Communications	Loan	22,815	22,815
Corporation(1)	Debt Securities	21,286	10,301
	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

STS Operating, Inc.	Common Stock (3,000,000 shares)	$3,177	$3,177

SunStates Refrigerated	Loans	6,062	4,573
Services, Inc.	Debt Securities	2,445	877

Sure-Tel, Inc.	Loan	1,207	1,207
	Preferred Stock (1,116,902 shares)	4,642	4,642
	Warrants	662	662
	Options	—	—

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973
	Equity Interest	3,909	3,909

Total Foam, Inc.	Debt Securities	262	127
	Common Stock (910 shares)	10	—

Tubbs Snowshoe	Debt Securities	3,917	3,917
Company, LLC	Equity Interests	500	500
	Warrants	54	54

United Pet Group, Inc.	Debt Securities	9,017	9,017
	Warrants	15	15

Updata Venture Partners, II, L.P.	Limited Partnership Interest	2	1,492

Velocita, Inc.(1)	Debt Securities	11,718	4,318
	Warrants	3,540	—

Venturehouse Group, LLC	Equity Interest	667	398

Walker Investment Fund II, LLLP	Limited Partnership Interest	1,200	943

Warn Industries, Inc.	Debt Securities	18,646	18,646
	Warrants	1,429	3,129

Williams Brothers Lumber	Warrants	24	322
Company

Wilmar Industries, Inc.	Debt Securities	33,132	33,132
	Preferred Stock (199,313 shares)	1,849	1,849
	Common Stock (15,615 shares)	139	139
	Warrants	1,181	1,181

Wilshire Restaurant Group, Inc.	Debt Securities	15,368	15,368
	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000

Woodstream Corporation	Loan	572	572
	Debt Securities	7,641	7,641
	Equity Interests	1,700	4,547
	Warrants	450	1,203

WyoTech Acquisition	Debt Securities	12,597	12,597
Corporation	Preferred Stock (100 shares)	3,700	3,700
	Common Stock (99 shares)	100	54,100

Total private finance (133 investments)		$1,568,704	$1,604,891

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

			March 31, 2002

	Stated		(unaudited)
(in thousands, except number of loans)	Interest	Face	Cost	Value

Commercial Real Estate Finance

CMBS
CMBS Bonds
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$27,051	$27,051
Morgan Stanley Capital I, Series 1999-RM1	6.4%	51,046	21,536	21,536
COMM 1999-1	5.6%	74,879	36,016	36,016
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	37,762	16,780	16,780
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	83,718	36,672	36,672
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,324	16,324
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	11,463	11,463
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	37,430	16,566	16,566
FUNB CMT, Series 1999-C4	6.5%	43,372	18,243	18,243
Heller Financial, HFCMC Series 2000 PH-1	6.8%	45,456	18,544	18,544
SBMS VII, Inc., Series 2000-NL1	7.2%	20,804	10,747	10,747
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	38,685	18,274	18,274
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	39,379	17,485	17,485
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	34,967	12,651	12,651
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	43,288	18,041	18,041
JP Morgan-CIBC-Deutsche 2001	5.8%	46,326	19,705	19,705
Lehman Brothers-UBS Warburg 2001-C4	6.4%	49,582	21,891	21,891
SBMS VII, Inc., Series 2001-C1	6.1%	41,109	15,974	15,974
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	45,218	19,835	19,835
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	59,602	28,062	28,062
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	42,747	16,100	16,100
SBMS VII, Inc., Series 2001-C2	6.2%	47,353	21,960	21,960
FUNB CMT, Series 2002-C1	6.0%	38,238	16,491	16,491
Collateralized Debt Obligations
Crest 2001-1, Ltd.		24,153	24,153	24,153
Crest 2002-1, Ltd.		23,104	23,104	23,104

Total CMBS		$1,086,570	$503,668	$503,668

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	10	$8,096	$9,518
	7.00%- 8.99%	24	27,096	28,903
	9.00%-10.99%	13	12,072	12,071
	11.00%-12.99%	13	10,054	10,053
	13.00%-14.99%	7	12,500	12,293
	15.00% and above	1	55	55

Total commercial mortgage loans		68	$69,873	$72,893

Residual Interest			$69,680	$69,380

Real Estate Owned			5,719	3,228

Total commercial real estate finance			$648,940	$649,169

Total portfolio			$2,217,644	$2,254,060

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Ability One Corporation	Loans	$10,657	$10,657

ACE Products, Inc.	Loans	16,875	16,875

Acme Paging, L.P.	Debt Securities	6,992	6,992
	Limited Partnership Interest	3,640	2,184

Advantage Mayer, Inc.	Debt Securities	10,945	10,945
	Warrants	—	—

Allied Office Products, Inc.	Debt Securities	7,491	7,491
	Warrants	629	629

American Barbecue & Grill, Inc.	Warrants	125	—

American Home Care Supply, LLC	Debt Securities	6,906	6,906
	Warrants	579	1,579

American Physicians Services, Inc.	Debt Securities	40,194	40,194
(formerly Physicians Speciality	Common Stock (79,567,042 shares)	1,000	100
Corporation)	Guaranty ($195)	—	—

Aspen Pet Products, Inc.	Loans	14,576	14,576
	Preferred Stock (1,860 shares)	1,981	1,981
	Common Stock (1,400 shares)	140	140

ASW Holding Corporation	Warrants	25	25

Aurora Communications, LLC	Loans	15,809	15,809
	Equity Interest	2,461	6,050

Autania AG(1)	Debt Securities	4,762	4,762
	Common Stock (250,000 shares)	2,261	2,261

Avborne, Inc.	Debt Securities	12,750	6,375
	Warrants	1,180	—

Bakery Chef, Inc.	Loans	17,018	17,018

Blue Rhino Corporation(1)	Debt Securities	13,816	13,816
	Warrants	1,200	2,000

Border Foods, Inc.	Debt Securities	9,313	9,313
	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Business Loan Express, Inc.	Loan	6,000	6,000
	Debt Securities	76,242	76,242
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,596	120,096
	Guaranty ($51,350 — See Note 3)	—	—

Camden Partners Strategic Fund II, L.P.	Limited Partnership Interest	1,295	1,295

CampGroup, LLC	Debt Securities	2,702	2,702
	Warrants	220	220

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	$3,250	$3,250

Celebrities, Inc.	Loan	244	244
	Warrants	12	550

Classic Vacation Group, Inc.(1)	Loan	6,399	6,399

Colibri Holding Corporation	Loans	3,464	3,464
	Preferred Stock (237 shares)	237	237
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

The Color Factory Inc.	Loan	5,346	5,346
	Preferred Stock (600 shares)	788	788
	Common Stock (980 shares)	6,535	8,035
	Guaranty ($476)	—	—

Component Hardware Group, Inc.	Debt Securities	10,774	10,774
	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

Convenience Corporation of	Debt Securities	8,355	2,738
America	Preferred Stock (31,521 shares)	334	—
	Warrants	—	—

Cooper Natural Resources, Inc.	Debt Securities	1,750	1,750
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

CorrFlex Graphics, LLC	Debt Securities	2,312	2,312
	Warrants	—	6,674
	Options	—	576

Coverall North America, Inc.	Loan	10,309	10,309
	Debt Securities	5,324	5,324
	Warrants	—	—

CPM Acquisition Corporation	Loan	9,604	9,604

Csabai Canning Factory Rt	Hungarian Quotas (9.2%)	700	—

CTT Holdings	Loan	1,388	1,388

CyberRep	Loan	1,109	1,109
	Debt Securities	14,209	14,209
	Warrants	660	3,310

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250

Directory Investment Corporation	Common Stock (470 shares)	112	32

Directory Lending Corporation	Series A Common Stock (34 shares)	—	—
	Series B Common Stock (6 shares)	8	—
	Series C Common Stock (10 shares)	22	—

Drilltec Patents &	Loan	10,918	9,262
Technologies Company, Inc.	Debt Securities	1,500	1,500
	Warrants	—	—

eCentury Capital Partners, L.P.	Limited Partnership Interest	1,875	1,800

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

EDM Consulting, LLC	Debt Securities	$1,875	$443
	Common Stock (100 shares)	250	—

El Dorado Communications, Inc.	Loans	306	306

Elexis Beta GmbH	Options	426	526

Elmhurst Consulting, LLC	Loan	7,762	7,762
	Common Stock (74 shares)	5,157	5,157
	Guaranty ($2,800)	—	—

Eparfin S.A.	Loan	29	29

E-Talk Corporation	Debt Securities	8,852	6,509
	Warrants	1,157	—

Ex Terra Credit Recovery, Inc.	Preferred Stock (500 shares)	568	318
	Common Stock (2,500 shares)	—	—
	Warrants	—	—

Executive Greetings, Inc.	Debt Securities	15,938	15,938
	Warrants	360	360

Fairchild Industrial Products	Debt Securities	5,872	5,872
Company	Warrants	280	2,378

Foresite Towers, LLC	Equity Interest	15,500	15,500

FTI Consulting, Inc.(1)	Warrants	—	510

Galaxy American	Debt Securities	48,869	39,217
Communications, LLC	Options	—	—
	Guaranty ($750)	—	—

Garden Ridge Corporation	Debt Securities	26,948	26,948
	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (471 shares)	613	613

Gibson Guitar Corporation	Debt Securities	17,175	17,175
	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
	Convertible Debentures	500	500
	Warrants	—	504

Global Communications, LLC	Loan	1,990	1,990
	Debt Securities	14,884	14,884
	Equity Interest	11,067	11,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	5,976

Grant Television II LLC	Options	492	492

Grotech Partners, VI, L.P.	Limited Partnership Interest	1,463	1,060

The Hartz Mountain Corporation	Debt Securities	27,408	27,408
	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

HealthASPex, Inc.	Preferred Stock (1,036,700 shares)	$4,752	$3,890
	Preferred Stock (414,680 shares)	760	622
	Common Stock (1,451,380 shares)	4	—

HMT, Inc.	Debt Securities	8,995	8,995
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	1,155	1,155

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315

Icon International, Inc.	Common Stock (37,821 shares)	1,219	1,519

Impact Innovations Group, LLC	Debt Securities	6,598	6,598
	Warrants	1,674	1,674

Intellirisk Management Corporation	Loans	22,334	22,334

International Fiber Corporation	Debt Securities	22,257	22,257
	Common Stock (1,029,068 shares)	5,483	6,982
	Warrants	550	700

iSolve Incorporated	Preferred Stock (14,853 shares)	874	—
	Common Stock (13,306 shares)	14	—

Jakel, Inc.	Loan	22,291	22,291

JRI Industries, Inc.	Debt Securities	1,972	1,972
	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	1,066	1,066
	Warrants	259	7,000

Kirker Enterprises, Inc.	Warrants	348	3,501
	Equity Interest	4	4

Kirkland’s, Inc.	Debt Securities	7,676	7,676
	Preferred Stock (917 shares)	412	412
	Warrants	96	96

Kyrus Corporation	Debt Securities	7,810	7,810
	Warrants	348	348

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,487	3,487
	Common Stock (64,535 shares)	142	142

The Loewen Group, Inc.(1)	High-Yield Senior Secured Debt	15,150	12,440

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	5,000

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213

Magna Card, Inc.	Debt Securities	153	153
	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	1,204	1,204
	Common Stock (156 shares)	42	2,042

Matrics, Inc.	Preferred Stock (511,876 shares)	500	500

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

MedAssets.com, Inc.	Debt Securities	$14,949	$14,949
	Preferred Stock (260,417 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.	Limited Partnership Interest	2,475	1,586

Midview Associates, L.P.	Warrants	—	—

Monitoring Solutions, Inc.	Debt Securities	1,823	153
	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MortgageRamp.com, Inc.	Common Stock (800,000 shares)	3,860	3,860

Morton Grove	Loan	16,150	16,150
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	9,000

Most Confiserie GmbH & Co KG	Loan	933	933

MVL Group, Inc.	Loan	1,856	1,856
	Debt Securities	14,806	14,806
	Warrants	643	643
	Guaranty ($1,357)	—	—

NetCare, AG	Loan	811	811

NETtel Communications, Inc.	Debt Securities	11,334	4,334

Nobel Learning Communities,	Debt Securities	9,656	9,656
Inc.(1)	Preferred Stock (265,957 shares)	2,000	2,000
	Warrants	575	575

North American Archery, LLC	Loans	1,390	840
	Convertible Debentures	2,248	2,008
	Guaranty ($270)	—	—

Northeast Broadcasting Group, L.P.	Debt Securities	310	310

Novak Biddle Venture Partners III, L.P.	Limited Partnership Interest	330	330

Nursefinders, Inc.	Debt Securities	11,341	11,341
	Warrants	900	1,500

Onyx Television GmbH	Preferred Units (600,000 shares)	201	201

Opinion Research Corporation(1)	Debt Securities	14,186	14,186
	Warrants	996	996

Oriental Trading Company, Inc.	Loan	128	128
	Debt Securities	12,719	12,719
	Preferred Equity Interest	1,500	1,793
	Common Equity Interest	—	—
	Warrants	13	295

Outsource Partners, Inc.	Debt Securities	23,994	23,994
	Warrants	826	826

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Packaging Advantage	Debt Securities	$11,586	$11,586
Corporation	Common Stock (200,000 shares)	2,000	2,000
	Warrants	963	963

Pico Products, Inc.	Loan	1,406	1,406

Polaris Pool Systems, Inc.	Debt Securities	6,581	6,581
	Warrants	1,050	1,050

Powell Plant Farms, Inc.	Loan	16,993	16,993

Proeducation GmbH	Loan	206	206

Professional Paint, Inc.	Debt Securities	21,409	21,409
	Preferred Stock (15,000 shares)	17,215	17,215
	Common Stock (110,000 shares)	69	3,069

Progressive International	Debt Securities	3,958	3,958
Corporation	Preferred Stock (500 shares)	500	500
	Common Stock (197 shares)	13	13
	Warrants	—	—

Prosperco Finanz Holding AG	Debt Securities	4,899	4,899
	Common Stock (1,528 shares)	956	956
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,051	5,051
	Equity Interest	—	—

Redox Brands, Inc.	Debt Securities	9,462	9,462
	Warrants	584	584

Schwinn Holdings Corporation	Debt Securities	10,195	1,835

Seasonal Expressions, Inc.	Preferred Stock (1,000 shares)	500	—

Simula, Inc.(1)	Loan	19,914	19,914

Soff-Cut Holdings, Inc.	Debt Securities	8,569	8,569
	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200
	Warrants	446	446

Southwest PCS, LLC	Loan	8,243	8,243

Spa Lending Corporation	Preferred Stock (28,625 shares)	485	375
	Common Stock (6,208 shares)	25	18

Staffing Partners Holding	Debt Securities	4,992	4,992
Company, Inc.	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Startec Global Communications	Loan	22,815	22,815
Corporation(1)	Debt Securities	21,286	10,301
	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

STS Operating, Inc.	Common Stock (3,000,000 shares)	3,177	3,177

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

SunSource Inc. (The Hillman	Debt Securities	$40,071	$40,071
Companies, Inc.)	Common Stock (6,890,937 shares)	57,156	57,156

SunStates Refrigerated	Loans	6,062	4,573
Services, Inc.	Debt Securities	2,445	877

Sure-Tel, Inc.	Loan	1,207	1,207
	Preferred Stock (1,116,902 shares)	4,642	4,642
	Warrants	662	662
	Options	—	—

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973
	Equity Interest	3,909	3,909

Total Foam, Inc.	Debt Securities	263	127
	Common Stock (910 shares)	10	—

Tubbs Snowshoe	Debt Securities	3,913	3,913
Company, LLC	Equity Interests	500	500
	Warrants	54	54

United Pet Group, Inc.	Debt Securities	4,965	4,965
	Warrants	15	15

Updata Venture Partners, II, L.P.	Limited Partnership Interest	2,300	3,865

Velocita, Inc.(1)	Debt Securities	11,677	11,677
	Warrants	3,540	3,540

Venturehouse Group, LLC	Equity Interest	667	398

Walker Investment Fund II, LLLP	Limited Partnership Interest	1,000	743

Warn Industries, Inc.	Debt Securities	18,624	18,624
	Warrants	1,429	3,129

Williams Brothers Lumber	Warrants	24	322
Company

Wilmar Industries, Inc.	Debt Securities	32,839	32,839
	Warrants	3,169	3,169

Wilshire Restaurant Group, Inc.	Debt Securities	15,106	15,106
	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000

Woodstream Corporation	Loan	572	572
	Debt Securities	7,631	7,631
	Equity Interests	1,700	4,547
	Warrants	450	1,203

WyoTech Acquisition	Debt Securities	12,588	12,588
Corporation	Preferred Stock (100 shares)	3,700	3,700
	Common Stock (99 shares)	100	44,100

Total private finance (135 investments)		$1,553,966	$1,595,072

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

			December 31, 2001
	Stated
(in thousands, except number of loans)	Interest	Face	Cost	Value

Commercial Real Estate Finance

CMBS
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$26,888	$26,888
Morgan Stanley Capital I, Series 1999-RM1	6.4%	51,046	21,462	21,462
COMM 1999-1	5.6%	74,879	35,636	35,636
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	45,527	22,272	22,272
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	96,432	44,732	44,732
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,304	16,304
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	11,326	11,326
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	43,046	20,535	20,535
FUNB CMT, Series 1999-C4	6.5%	49,287	22,253	22,253
Heller Financial, HFCMC Series 2000 PH-1	6.8%	45,456	18,657	18,657
SBMS VII, Inc., Series 2000-NL1	7.2%	24,230	13,309	13,309
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	40,502	19,481	19,481
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	41,084	19,418	19,418
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	31,471	11,455	11,455
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	58,786	29,050	29,050
JP Morgan-CIBC-Deutsche 2001	5.8%	60,889	29,584	29,584
Lehman Brothers-UBS Warburg 2001-C4	6.4%	65,130	32,326	32,326
SBMS VII, Inc., Series 2001-C1	6.1%	54,780	25,267	25,267
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	57,039	28,103	28,103
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	84,482	46,176	46,176
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	55,432	24,075	24,075
SBMS VII, Inc., Series 2001-C2	6.2%	72,422	40,037	40,037
Crest 2001-1, Ltd. (collateralized debt obligation)		24,207	24,207	24,207

Total CMBS		$1,194,479	$582,553	$582,553

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	7	$3,404	$5,100
	7.00%- 8.99%	30	34,583	36,589
	9.00%-10.99%	16	13,617	13,618
	11.00%-12.99%	14	11,977	11,979
	13.00%-14.99%	7	12,455	12,251
	15.00% and above	2	84	60

Total commercial mortgage loans		76	$76,120	$79,597

Residual Interest			$70,179	$69,879
Real Estate Owned			3,784	2,489

Total commercial real estate finance			$732,636	$734,518

Total portfolio			$2,286,602	$2,329,590

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three months ended March 31, 2002 and 2001 is unaudited)

Note 1. Organization

      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary that has also elected to be regulated as a BDC, Allied Investment Corporation (“Allied Investment”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries which are single-member limited liability companies established primarily to hold real estate properties. In April 2001, ACC established a subsidiary, A.C. Corporation (“AC Corp”), which provides diligence and structuring services on private finance and commercial real estate transactions, as well as structuring, transaction, management and advisory services to the Company, its portfolio companies and other third parties.

      Allied Capital Corporation and its subsidiaries, collectively, are hereinafter referred to as the “Company.”

      In accordance with specific rules prescribed for investment companies, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The Company consolidates the results of its subsidiaries for financial reporting purposes. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests in private and undervalued public companies and commercial mortgage-backed securities (“CMBS”) in a variety of industries and in diverse geographic locations.

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2001 balances to conform with the 2002 financial statement presentation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations, changes in net assets, and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

  Valuation of Portfolio Investments

      The Company, as a BDC, invests primarily in illiquid securities including the debt and equity of private companies and non-investment grade CMBS. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its securities at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that privately negotiated securities increase in value over a long period of time, that the Company does not intend to trade the securities, and that no ready market exists. The Company’s valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Under its valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether a private investment has increased in value. The value of investments in public securities are determined using quoted market prices discounted for illiquidity and restrictions on resale.

  Loans and Debt Securities

      For loans and debt securities, value normally corresponds to cost unless the borrower’s condition or external factors lead to a determination of value at a lower amount.

      When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Loan origination fees, original issue discount and market discount are capitalized and then amortized into interest income using the effective interest method. The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date. Prepayment premiums are recorded on loans when received.

  Equity Securities

      Equity interests in portfolio companies for which there is no liquid public market are valued based on various factors, including cash flow from operations and other pertinent factors such as

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

recent offers to purchase a portfolio company’s securities or other liquidation events. The determined values are generally discounted to account for liquidity issues and minority control positions.

      The value of the Company’s equity interests in public companies for which market prices are readily available is based upon the average of the closing public market price for the last three trading days up to and including the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

  Commercial Mortgage-Backed Securities (“CMBS”)

      CMBS are carried at fair value. Fair value is based upon a discounted cash flow model which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow. The Company’s assumption with regard to discount rate is based upon the yield of comparable securities. The Company recognizes income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, and actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS from the date the estimated yield is changed. The Company recognizes unrealized depreciation on its CMBS whenever it determines that the value of its CMBS is less than the cost basis. The Company generally invests in CMBS bonds with the intention of holding the bonds to their maturity.

  Residual Interest

      The Company values its residual interest from a previous securitization and recognizes income using the same accounting policies used for the CMBS. The residual interest spread is carried at fair value based on discounted estimated future cash flows. The Company recognizes income from the residual interest spread using the effective interest method. At each reporting date, the effective yield is recalculated and used to recognize income until the next reporting date.

  Net Realized and Unrealized Gains

      Realized gains or losses are measured by the difference between the net proceeds from the sale and the cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the year, net of recoveries. Unrealized gains or losses reflect the change in portfolio investment values during the reporting period.

  Fee Income

      Fee income includes fees for diligence, structuring, transaction services, management services and investment advisory services rendered by the Company to portfolio companies and other third parties. Diligence, structuring and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and investment advisory services fees are generally recognized as income as the services are rendered.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

  Deferred Financing Costs

      Financing costs are based on actual costs incurred in obtaining financing and are deferred and amortized as part of interest expense over the term of the related debt instrument.

  Derivative Financial Instruments

      The Company may or may not use derivative financial instruments to reduce interest rate risk. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized gains or losses during the reporting period.

  Cash and Cash Equivalents

      Cash and cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

  Dividends to Shareholders

      Dividends to shareholders are recorded on the record date.

  Federal and State Income Taxes

      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to annually distribute or retain through a deemed distribution all of their taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities. AC Corp is a corporation subject to federal and state income taxes and records a provision for income taxes as appropriate.

  Per Share Information

      Basic earnings per share is calculated using the weighted average number of shares outstanding for the period presented. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares.

  Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

  Private Finance

      At March 31, 2002 and December 31, 2001, the private finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,174,491	$1,105,798	14.3%	$1,169,673	$1,107,890	14.8%

Equity interests	394,213	499,093		384,293	487,182

Total	$1,568,704	$1,604,891		$1,553,966	$1,595,072

      Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company.

      Debt securities typically have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.

      Equity interests consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or may be otherwise illiquid. Equity securities generally do not produce a current return, but are held in anticipation for investment appreciation and ultimate gain on sale.

      At March 31, 2002 and December 31, 2001, the Company had an investment totaling $229,688,000 and $227,449,000, respectively, in Business Loan Express, Inc. (“BLX”), a small business lender that participates in the SBA Section 7(a) Guaranteed Loan Program. The Company owns 94.9% of BLX’s common stock. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) on BLX’s 3-year unsecured revolving credit facility for $124,000,000. The amount guaranteed by the Company at March 31, 2002 was $51,460,000. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at March 31, 2002. In consideration for providing this guaranty, BLX will pay the Company an annual guaranty fee of $3,100,000 in 2002. BLX is headquartered in New York, NY.

      At March 31, 2002, the Company had an investment in The Hillman Companies, Inc. (formerly SunSource, Inc.) totaling $97,702,000. The Company owns 93.2% of Hillman’s common stock. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage and other small hardware components to hardware retailers, and its primary operations are located in Cincinnati, Ohio.

      At March 31, 2002 and December 31, 2001, approximately 98% of the Company’s private finance loan portfolio was composed of fixed interest rate loans. At March 31, 2002 and December 31, 2001, loans and debt securities with a value of $111,291,000 and $93,744,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The geographic and industry compositions of the private finance portfolio at value at March 31, 2002 and December 31, 2001 were as follows:

	2002	2001

Geographic Region

Mid-Atlantic	41%	43%

West	20	19

Midwest	18	17

Southeast	14	14

Northeast	6	5

International	1	2

Total	100%	100%

Industry

Consumer products	28%	28%

Business services	23	22

Financial services	15	15

Industrial products	11	10

Retail	5	5

Education	5	5

Telecommunications	4	4

Broadcasting & cable	3	4

Other	6	7

Total	100%	100%

  Commercial Real Estate Finance

      At March 31, 2002 and December 31, 2001, the commercial real estate finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
CMBS	$503,668	$503,668	15.9%	$582,553	$582,553	14.8%

Loans	69,873	72,893	8.3%	76,120	79,597	7.7%

Residual interest	69,680	69,380	9.4%	70,179	69,879	9.4%

Real estate owned	5,719	3,228		3,784	2,489

Total	$648,940	$649,169		$732,636	$734,518

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  CMBS

      At March 31, 2002 and December 31, 2001, the CMBS portfolio consisted of the following:

	2002		2001

	Cost	Value	Cost	Value
(in thousands)
CMBS bonds	$456,411	$456,411	$558,346	$558,346

Collateralized debt obligations	47,257	47,257	24,207	24,207

Total	$503,668	$503,668	$582,553	$582,553

      CMBS Bonds. At March 31, 2002 and December 31, 2001, the CMBS bonds, which were purchased from the original issuer, consisted of the following:

	2002	2001
($ in thousands)
Face	$1,039,313	$1,170,272

Original issue discount	(582,902)	(611,926)

Cost	$456,411	$558,346

Value	$456,411	$558,346

Yield	15.7%	14.7%

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Company’s most subordinate tranch will bear this loss first. At March 31, 2002, the Company’s CMBS bonds were subordinate to 93% to 97% of the tranches of various CMBS bond issuances. At March 31, 2002, 0.56% of the underlying collateral loans were over 30 days delinquent.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The underlying rating classes of the CMBS at March 31, 2002 and December 31, 2001 were as follows:

	2002		2001

		Percentage		Percentage
	Value	of Total	Value	of Total
($ In Thousands)
BB+	$4,493	1.0%	$24,785	4.4%

BB	16,373	3.6	69,404	12.4

BB-	21,372	4.7	67,460	12.1

B+	108,699	23.8	103,560	18.6

B	137,574	30.1	131,362	23.5

B-	76,161	16.7	73,572	13.2

CCC	9,073	2.0	8,893	1.6

Unrated	82,666	18.1	79,310	14.2

Total	$456,411	100.0%	$558,346	100.0%

      At March 31, 2002 and December 31, 2001, the CMBS bonds were secured by approximately 4,000 and 3,800 commercial mortgage loans with a total outstanding principal balance of $21.2 billion and $20.5 billion, respectively. The geographic composition and the property types of the underlying mortgage loans securing the CMBS calculated using the outstanding principal balance at March 31, 2002 and December 31, 2001 were as follows:

	2002	2001

Geographic Region

West	32%	32%

Mid-Atlantic	24	24

Midwest	21	21

Southeast	17	17

Northeast	6	6

Total	100%	100%

Property Type

Retail	31%	31%

Housing	27	27

Office	21	22

Hospitality	7	7

Other	14	13

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. The initial yield on each CMBS bond has been computed assuming an approximate 1% loss rate on its entire underlying collateral mortgage pool,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

with the estimated losses being assumed to occur in three equal installments in years three, six and nine. As each CMBS bond ages, the amount of losses and the expected timing of recognition of such losses will be updated, and the respective yield will be adjusted as necessary. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

  Collateralized Debt Obligations. At March 31, 2002, the Company owned preferred shares in two collateralized debt obligations (“CDOs”) secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and non-investment grade CMBS bonds. The investment grade REIT debt collateral consists of $631,855,000 issued by 36 REITs. The non-investment grade CMBS collateral consists of BB+, BB and BB- CMBS bonds with a face amount of $368,145,000 that were issued in 28 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDO, $323,183,000 of these CMBS bonds are senior in priority of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 22 separate CMBS transactions. The preferred shares are junior in priority for payment of principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At March 31, 2002, the Company’s preferred shares in the CDOs were subordinate to approximately 92% of the more senior tranches of debt issued by the CDOs. The yield on the CDOs at March 31, 2002 was 17.3%.

      The Company acts as the disposition consultant with respect to the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the quarter ended March 31, 2002, this fee totaled $37,000.

  Loans

      The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

      At March 31, 2002 and December 31, 2001, approximately 75% and 25% and 76% and 24% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of March 31, 2002 and December 31, 2001, loans with a value of $10,556,000 and $15,241,000, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

      The geographic composition and the property types securing the commercial mortgage loan portfolio at value at March 31, 2002 and December 31, 2001 were as follows:

	2002	2001

Geographic Region

Southeast	36%	36%

Mid-Atlantic	24	23

West	19	20

Midwest	16	16

Northeast	5	5

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Property Type

Office	37%	34%

Hospitality	25	25

Retail	20	21

Recreation	4	4

Other	14	16

Total	100%	100%

  Residual Interest

      At March 31, 2002 and December 31, 2001, the residual interest consisted of the following:

	2002		2001

	Cost	Value	Cost	Value
(in thousands)
Residual interest	$68,853	$68,853	$68,853	$68,853

Residual interest spread	827	527	1,326	1,026

Total	$69,680	$69,380	$70,179	$69,879

      The residual interest primarily consists of a retained interest totaling $68,853,000 from a 1998 asset securitization whereby bonds were sold in three classes rated AAA, AA and A. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied.

      The Company sold $295 million of loans, and received cash proceeds, net of costs, of approximately $223 million. The Company retained a trust certificate for its residual interest in the loan pool sold, and will receive interest income from this residual interest as well as the residual interest spread (“Residual”) from the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds. As of March 31, 2002 and December 31, 2001, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The three bond classes sold had an aggregate weighted average interest rate of 6.7% and 6.6% as of March 31, 2002 and December 31, 2001, respectively.

      The Company uses a discounted cash flow methodology for determining the value of its retained Residual. In determining the cash flow of the Residual, the Company assumes a prepayment speed of 15% after the applicable prepayment lockout period and credit losses of 1% or approximately $1.1 million of the total principal balance of the underlying collateral throughout the life of the collateral. These assumptions result in an expected weighted average life of the bonds of 0.5 years. The value of the resulting Residual cash flows is then determined by applying a discount rate of 9% which, in the Company’s view, is commensurate with the market’s perception of risk of comparable assets.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

      The Company records debt at cost. At March 31, 2002 and December 31, 2001, the Company had the following debt:

	2002		2001

	Facility	Amount	Facility	Amount
	Amount	Drawn	Amount	Drawn
(in thousands)
Notes payable and debentures:

Unsecured long-term notes payable	$694,000	$694,000	$694,000	$694,000

SBA debentures	101,800	94,500	101,800	94,500

Auction rate reset note	81,856	81,856	81,856	81,856

OPIC loan	5,700	5,700	5,700	5,700

Total notes payable and debentures	883,356	876,056	883,356	876,056

Revolving line of credit	527,500	57,000	497,500	144,750

Total	$1,410,856	$933,056	$1,380,856	$1,020,806

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At March 31, 2002, the notes had remaining maturities of one to four years. The weighted average fixed interest rate on the notes was 7.6% at March 31, 2002 and December 31, 2001. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      SBA Debentures. At March 31, 2002 and December 31, 2001, the Company had debentures payable to the SBA with terms of ten years and at fixed interest rates ranging from 5.9% to 8.2% and 2.4% to 8.2%, respectively. At March 31, 2002, the debentures had remaining maturities of three to ten years. The weighted average interest rate was 7.0% and 6.7% at March 31, 2002 and December 31, 2001, respectively. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity.

      Auction Rate Reset Note. The Company has an Auction Rate Reset Senior Note Series A that matures on December 2, 2002, and bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized.

      As a means to repay the note, the Company has entered into an agreement to issue debt, equity or other securities in one or more public or private transactions in an amount at least equal to the outstanding principal balance, or prepay the note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

      Scheduled future maturities of notes payable and debentures at March 31, 2002, are as follows:

Amount Maturing
Year	(in thousands)

2002	$81,856

2003	140,000

2004	221,000

2005	179,000

2006	180,700

Thereafter	73,500

Total	$876,056

  Revolving Line of Credit

      The Company has an unsecured revolving line of credit for $527,500,000. The facility may be expanded up to $600,000,000 at the Company’s option. The facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every thirty days. The interest rate was 3.2% at March 31, 2002 and December 31, 2001, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line expires in August 2003, and may be extended under substantially similar terms for one additional year at the Company’s sole option. The line of credit requires monthly interest payments and all principal is due upon its expiration.

      The average debt outstanding on the revolving line of credit was $62,292,000 and $106,338,000 for the three months ended March 31, 2002 and for the year ended December 31, 2001, respectively. The maximum amount borrowed under this facility and the weighted average interest rate for the three months ended March 31, 2002 and for the year ended December 31, 2001, were $145,250,000 and $213,500,000, and 3.2% and 5.4%, respectively.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. As of March 31, 2002, the Company was in compliance with these covenants.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity

      Sales of common stock for the three months ended March 31, 2002, and the year ended December 31, 2001 were as follows:

	2002	2001
($ in thousands)
Number of common shares	785	13,286

Gross proceeds	$20,600	$301,539

Less costs including underwriting fees	(650)	(14,651)

Net proceeds	$19,950	$286,888

      In addition, the Company issued 204,855 shares of common stock with a value of $5,157,000 to acquire one portfolio investment in a stock-for-stock exchange during 2001.

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

      Dividend reinvestment plan activity for the three months ended March 31, 2002 and for the year ended December 31, 2001 was as follows:

	2002	2001
(in thousands, except per share amounts)
Shares issued	57	271

Average price per share	$27.64	$23.32

Note 7. Earnings Per Common Share

      Earnings per common share for the three months ended March 31, 2002 and 2001 were as follows:

	For the Three Months
	Ended March 31,

	2002	2001
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$55,961	$52,028

Less preferred stock dividends	(55)	(55)

Income available to common shareholders	$55,906	$51,973

Basic shares outstanding	99,977	85,504

Dilutive options outstanding to officers	2,387	1,555

Diluted shares outstanding	102,364	87,059

Basic earnings per common share	$0.56	$0.61

Diluted earnings per common share	$0.55	$0.60

Note 8. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid a $0.53 per common share dividend, or $53,259,000, for the three months ended March 31, 2002.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Financial Highlights

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2002	2001

Per Common Share Data

Net asset value, beginning of period	$13.57	$12.11

Net investment income before net realized and unrealized gains*	0.53	1.92

Net realized and unrealized gains*	0.02	0.23

Income tax benefit*	0.00	0.01

Net increase in net assets resulting from operations	0.55	2.16

Net decrease in net assets from shareholder distributions	(0.53)	(2.01)

Net increase in net assets from capital share transactions	0.12	1.31

Net asset value, end of period	$13.71	$13.57

Market value, end of period	$27.50	$26.00

Total return	7.85%	35.43%

*	Based on diluted weighted average number of shares outstanding for the period.

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2002	2001

Ratios and Supplemental Data

Ending net assets	$1,381,341	$1,352,123

Common shares outstanding at end of period	100,765	99,607

Diluted weighted average shares outstanding	102,364	93,003

Employee and administrative expenses/ average net assets	0.81%	3.80%

Total expenses/average net assets	2.09%	9.31%

Net investment income/ average net assets	3.94%	15.15%

Portfolio turnover rate	3.49%	10.04%

Average debt outstanding	$938,347	$847,121

Average debt per share	$9.17	$9.11

Note 10. Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2002 and for the year ended December 31, 2001 the Company paid $5,860,000 and $63,237,000, respectively, for interest. For the three months ended March 31, 2002 and for the year ended December 31, 2001, the Company’s non-cash financing activities totaled $3,029,000 and $17,523,000, respectively, and includes the issuance of common stock related to the acquisition of portfolio investments, stock option exercises and dividend reinvestment. The non-cash financing activities for the year ended December 31, 2001 includes the issuance of $5,157,000 of the Company’s common stock to acquire portfolio investments.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Hedging Activities

      The Company invests in BB+, BB and BB- CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate. The Company has entered into transactions with a financial institution to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved the Company receiving the proceeds from the sale of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. The Company recorded the proceeds of the sale of the borrowed Treasury securities of $39,010,000 as an other asset, and the related obligation to replenish the borrowed Treasury securities of $38,012,000, which represents the fair value of the obligation, as an other liability at March 31, 2002. The difference between the sales proceeds and the related obligation of $998,000 was recorded as an unrealized gain in the first quarter of 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2001. This Management’s Discussion and Analysis contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, loan portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

      The Company is a business development company (“BDC”) that provides long-term debt and equity investment capital to support the expansion of growing companies in a variety of industries and in diverse geographic locations. Our lending and investment activity is focused in private finance and commercial real estate finance, or the investment in non-investment grade commercial mortgage-backed securities (“CMBS”).

      The Company’s portfolio composition at March 31, 2002 and December 31, 2001 was as follows:

	At	At
	March 31,	December 31,
	2002	2001

Private Finance	71%	68%

Commercial Real Estate Finance	29%	32%

Small Business Finance	—%	—%

      The Company’s earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized gains earned on the Company’s investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. The Company’s ability to generate interest income is dependent on economic, regulatory and competitive factors that influence new investment activity, and the Company’s ability to secure debt and equity capital for its investment activities.

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields at and for the three months ended March 31, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the Three
	Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2002	2001	2001
($ in millions)

	(unaudited)

Portfolio at value	$2,254.1	$1,886.8	$2,329.6

Investments funded	$80.0	$150.8	$680.3

Change in accrued or reinvested interest and dividends	$13.3	$14.6	$51.6

Repayments	$31.0	$30.3	$74.5

Sales	$125.1	$35.2	$130.0

Yield	14.3%	14.3%	14.3%

Private Finance

      The private finance portfolio, investment activity and yields at and for the three months ended March 31, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the
	Three Months		At and for the
	Ended March 31,		Year Ended
			December 31,
	2002	2001	2001
($ in millions)

	(unaudited)

Portfolio at value:

Loans and debt securities	$1,105.8	$959.5	$1,107.9

Equity interests	499.1	343.8	487.2

Total portfolio	$1,604.9	$1,303.3	$1,595.1

Investments funded	$37.6	$20.6	$287.7

Change in accrued or reinvested interest and dividends	$12.1	$12.2	$48.9

Repayments	$28.8	$17.0	$43.8

Yield	14.3%	14.7%	14.8%

      Private finance new investment activity across the industry slowed during 2001, largely due to a lack of available senior debt capital and the state of the economy in general. The level of merger and acquisition activity throughout the U.S. continued to be depressed as 2002 began, and the Company saw few opportunities for mezzanine or equity investment in the first quarter of 2002. The Company made investments within its own portfolio during the first quarter of 2002 by providing senior and subordinated capital to existing portfolio companies. In addition, the availability of senior debt capital from traditional sources, such as banks, continues to be scarce, and the Company had several opportunities to purchase senior or subordinated notes at a discount from lending institutions looking to liquidate or reduce middle market portfolios.

      Investments funded during the first quarter of 2002 consisted of a variety of types of private finance transactions, including $2.1 million in new mezzanine investments, $29.2 million to purchase senior and subordinated notes at a discount, $1.2 million of growth, acquisition and other financings, and $5.1 million to fund existing investment commitments. Investments funded during 2001 consisted of $117.3 million in new mezzanine investments, $74.6 million in control buyout transactions, $88.9 million of growth, acquisition and other financings, and $6.9 million to fund existing investment commitments. The Company funds new investments using cash, through the issuance of its common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security. From time to time the Company may opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and providing a subsequent growth investment.

      Key investment characteristics for new mezzanine investments for the year ended December 31, 2001 were as follows:

2001

Number of investments	13

Average investment size (millions)	$9.0

Weighted average yield	15.8%

Average portfolio company revenue (millions)	$87.0

Average portfolio company years in business	44

      The average investment and portfolio company characteristics above are computed using simple averages based upon underwriting data for investment activity for that year. As a result, any one investment may have had individual investment characteristics that may vary significantly from the stated simple average. In addition, average investment characteristics may vary from year to year.

      The weighted average yield on new mezzanine investments will fluctuate over time depending on the equity “kicker” or warrants received with each debt financing. The yield on new mezzanine investments is computed as the (a) annual stated interest rate earned on new interest-bearing investments divided by (b) total new mezzanine investments. Private finance mezzanine investments are generally structured such that equity kickers may provide an additional future investment return of up to 10%.

      In addition to private finance mezzanine investment activities, the Company may acquire more than 50% of the common stock of a company in a control buyout transaction. Control investments are generally structured such that the Company earns a current return through a combination of interest income on senior loans and subordinated debt, dividends on preferred and common stock, and management or transaction services fees to compensate the Company for the management assistance that is provided to the controlled portfolio company. The Company’s most significant investments acquired through control buyout transactions at March 31, 2002 were The Hillman Companies, Inc., (formerly SunSource, Inc.), acquired in 2001, and Business Loan Express, Inc., acquired in 2000.

      During 2001, the Company acquired 93.2% of the common equity of SunSource, Inc. for $71.5 million in cash. Subsequently, SunSource completed the sale of its STS business unit and distributed $16.5 million in cash to the Company, reducing the Company’s common stock cost basis to $57.2 million at December 31, 2001. As part of the STS sale, the Company invested $3.2 million in the new STS. During the third quarter of 2001, the Company received fees from SunSource of $2.8 million related to transaction assistance for the SunSource sale and STS sale, and $1.6 million for the syndication of SunSource’s senior credit facilities. In addition, the Company realized a gain of $2.5 million from the sale of warrants prior to the buyout transaction. During the first quarter of 2002, SunSource changed its name to The Hillman Companies, Inc. (“Hillman”). Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage and other small hardware components to hardware retailers. Hillman’s primary operations are located in Cincinnati, Ohio.

      On December 31, 2000, the Company acquired 94.9% of BLC Financial Services, Inc. in a “going private” buyout transaction for $95.2 million. The Company issued approximately 4.1 million shares, or $86.1 million of new equity, and paid $9.1 million in cash to acquire BLC, which thereafter changed its name to Business Loan Express, Inc. (“BLX”).

      As part of the transaction, the Company recapitalized its Allied Capital Express operations as an independently managed private portfolio company and merged it into BLX. The Company contributed certain assets, including its online rules-based underwriting technology and fixed assets, and transferred 37 employees to the private portfolio company. Upon completion of the transaction, the Company’s investment in BLX as of December 31, 2000 totaled $204.1 million and consisted of $74.5 million of subordinated debt, $25.1 million of preferred stock, and $104.5 million of common stock, including capitalized costs.

      BLX has a 3-year $124.0 million revolving credit facility (“BLX Credit Facility”). As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX Credit Facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of BLX on the line of credit. The amount guaranteed by the Company at March 31, 2002 was $51.5 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the BLX Credit Facility at March 31, 2002.

      BLX is the nation’s second largest government guaranteed lender utilizing the Small Business Administration’s 7(a) Guaranteed Loan Program. BLX has offices in 34 cities and is headquartered in New York, NY.

      In addition to Hillman and BLX, the Company owns a controlling interest in Wyoming Technical Institute (“WyoTech”). As announced on April 10, 2002, the Company has entered into a definitive agreement with Corinthian Colleges, Inc. to sell WyoTech for approximately $85 million in cash, subject to customary closing conditions including certain regulatory and accrediting body approvals and subject to certain working capital and net equity adjustments. The transaction is expected to close on July 1, 2002. The Company acquired WyoTech in December of 1998 and owns 91% of the common equity of the company. The Company’s investment had a cost basis of $16.4 million, which represented all of the debt ($12.6 million), preferred stock ($3.7 million) and 91% of the common equity capital ($0.1 million) of WyoTech, that was valued at $70.4 million at March 31, 2002. The Company cannot yet determine the precise realized gain that will result from the sale of WyoTech due to various closing costs, transaction costs, and potential working capital and net equity adjustments that will be added to or deducted from the sales price as of the effective date of the sale. However, the Company estimates that the value of its investment in WyoTech’s common equity of $54.1 million at March 31, 2002, reflects a discount of approximately 5% to 8% from what the Company’s final value of the common stock may be upon culmination of the sale.

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

      The Company believes that the fund investment strategy is an effective means of participating in private equity investing through a diverse pooled investment portfolio. The fund concept allows the Company to participate in a pooled investment return without exposure to the risk of any single investment. Since the beginning of 2000, the Company has committed a total of $44.5 million to eight private equity funds. The Company funded $0.8 million and $4.4 million of these commitments for the three months ended March 31, 2002 and during the year ended December 31, 2001.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity and yields at and for the three months ended March 31, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the
	Three Months Ended		At and for
	March 31,		the Year Ended
			December 31,
	2002	2001	2001
($ in millions)

	(unaudited)

Portfolio at value:

CMBS	$503.7	$406.6	$582.6

Loans and other	145.5	176.9	151.9

Total portfolio	$649.2	$583.5	$734.5

Investments funded	$42.4	$130.2	$392.6

Change in accrued or reinvested interest	$1.2	$2.4	$2.7

Repayments	$2.2	$13.3	$30.7

Sales	$125.1	$35.2	$130.0

Yield	14.3%	13.7%	13.5%

      During 1998, the Company reduced its commercial mortgage loan origination activity for its own portfolio due to declining interest rates and began to sell its loans to other lenders. Then, beginning in the fourth quarter of 1998, the Company began to take advantage of a unique market opportunity to acquire non-investment grade CMBS at significant discounts from the face amount of the bonds. Turmoil in the capital markets at that time created a lack of liquidity for the traditional buyers of non-investment grade bonds. As a result, yields on these collateralized bonds increased, thus providing an attractive investment opportunity. The Company believes that CMBS is an attractive asset class because of the yields that can be earned on a security that is secured by commercial mortgage loans, and ultimately commercial real estate properties. The Company plans to continue its CMBS investment activity, however, in order to maintain a balanced portfolio, the Company expects that CMBS will continue to represent approximately 20% to 25% of total assets. The Company’s CMBS investment activity level will be dependent upon its ability to invest in CMBS at attractive yields.

      The non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Company’s most subordinate tranch will bear this loss first. At March 31, 2002, the Company’s CMBS bonds were subordinate to 93% to 97% of the tranches of bonds issued in various CMBS transactions.

      Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal, the Company invests in these CMBS bonds at an approximate discount of 50% from the face amount of the bonds. During the first quarter of 2002, the Company invested $19.3 million in CMBS bonds with a face value of $45.6 million. In addition, the Company invested $23.1 million in non-investment grade securities related to a collateralized debt obligation

(“CDO”) secured by CMBS bonds and investment grade REIT debt. The weighted average yield to maturity on first quarter 2002 investments is 16.9%. During 2001, the Company invested $365.8 million in CMBS bonds with a face value of $661.4 million and a weighted average yield to maturity of 14.0%. In 2001, the Company also purchased $24.6 million in non-investment grade securities related to a CDO issuance secured by CMBS bonds and investment grade REIT debt. The Company acts as the collateral disposition consultant for both CDOs in which it has invested.

      The underlying pools of mortgage loans that are collateral for the Company’s new CMBS bond investments for the three months ended March 31, 2002 and for the year ended December 31, 2001 had respective underwritten loan to value (“LTV”) and underwritten debt service coverage ratios (“DSCR”) as follows:

	2002		2001

Loan to Value Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$139.9	19%	$1,259.7	15%

60-65%	37.5	5	941.6	11

65-70%	45.3	6	1,140.6	14

70-75%	207.9	29	2,400.4	29

75-80%	291.6	40	2,466.4	30

Greater than 80%	5.3	1	119.6	1

Total	$727.5	100%	$8,328.3	100%

Weighted average LTV	71.1%		69.7%

	2002		2001
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$4.0	1%	$484.8	6%

1.76-2.00	4.7	1	158.2	2

1.51-1.75	87.4	12	855.0	10

1.26-1.50	460.4	63	5,008.3	60

1.00-1.25	171.0	23	1,822.0	22

Total	$727.5	100%	$8,328.3	100%

Weighted average DSCR	1.35		1.48

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

      As a part of the Company’s strategy to maximize its return on equity capital, the Company sold CMBS bonds rated BB+, BB and BB- during the first quarter of 2002, and during 2001 totaling $123.3 million, and $124.5 million, respectively. These bonds had an effective yield of 11.2% and 10.3%, and were sold for $128.8 million and $126.8 million, respectively, resulting in realized gains on the sales. The sales of these lower-yielding bonds increased the Company’s overall liquidity.

      The effective yield on the Company’s CMBS portfolio at March 31, 2002 and December 31, 2001 was 15.9% and 14.8%, respectively. The yield on the CMBS portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB and BB- securities held in the portfolio. At March 31, 2002 and December 31, 2001, the unamortized discount related to the CMBS portfolio was $582.9 million and $611.9 million, respectively. At March 31, 2002, the CMBS bonds owned by the Company were secured by approximately 4,000 commercial mortgage loans with a total outstanding principal balance of $21.2 billion.

      The Company has been liquidating much of its whole commercial mortgage loan portfolio so that it can redeploy the proceeds into higher yielding assets. For the three months ended March 31, 2002 and for the year ended December 31, 2001, the Company sold $1.8 million and $5.5 million, respectively, of commercial mortgage loans. At March 31, 2002, the Company’s whole commercial real estate loan portfolio had been reduced to $72.9 million from $79.6 million at December 31, 2001.

      The Company employs a standard grading system for the entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of interest or principal is expected. Grade 4 is used for investments for which some loss of current interest is expected, but no loss of principal is expected. Grade 5 is used for investments for which some loss of principal is expected and the investment is written down to net realizable value.

      At March 31, 2002, and December 31, 2001, the Company’s portfolio was graded as follows:

	2002		2001

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)

1	$578.3	25.7%	$603.3	25.9%

2	1,505.5	66.8	1,553.8	66.7

3	47.4	2.1	79.5	3.4

4	82.0	3.6	44.5	1.9

5	40.9	1.8	48.5	2.1

	$2,254.1	100.0%	$2,329.6	100.0%

      Total Grades 4 and 5 assets as a percentage of the total portfolio at value at March 31, 2002 and December 31, 2001 were 5.4% and 4.0%, respectively. The Company expects that a certain number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect the Company’s investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate significantly from quarter to quarter as the Company helps these companies work through their problems. The Company continues to follow its historical practice of working with a troubled portfolio company in order to recover the maximum amount of the Company’s investment, but records unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

      For the total investment portfolio, loans greater than 90 days delinquent were $39.5 million at value at March 31, 2002, or 1.8% of the total portfolio. Included in this category are loans valued at $11.9 million that are secured by real estate. Loans greater than 90 days delinquent were $39.1 million at value at December 31, 2001, or 1.7% of the total portfolio. Included in this category are loans valued at $14.1 million that were secured by commercial real estate. Loans greater than 120 days delinquent generally do not accrue interest. As a provider of long-term privately negotiated investment capital, it is not atypical to defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 90 days delinquent may vary from quarter to quarter. The terms of the private finance agreements frequently provide an opportunity for portfolio companies to restructure their debt and equity capital. During such restructuring, the Company may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. The Company also prices its investments for a total return including interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 90 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. The Company’s portfolio grading system is used as a means to assess loss of current investment return (Grade 4 assets) or loss of investment principal (Grade 5 assets).

      At March 31, 2002 and December 31, 2001, 0.56% and 0.42%, respectively, of the loans in the underlying collateral pool for the Company’s CMBS portfolio were over 30 days delinquent. The Company closely monitors the performance of all of the loans in the underlying collateral pools securing its CMBS investments. The Company believes that the current performance of the underlying loans would not require an adjustment to its yield assumptions, but these assumptions will continue to be monitored and adjusted in the future, if necessary.

Other Assets and Other Liabilities

      Because the Company invests in BB+, BB and BB- CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate, the Company has entered into transactions with a financial institution to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved the Company receiving the proceeds from the sale of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. The Company recorded the proceeds of the sale of the borrowed Treasury securities of $39.0 million as an other asset, and the related obligation to replenish the borrowed Treasury securities of $38.0 million, which represents the fair value of the obligation, as an other liability at March 31, 2002. The Company recorded the difference between the sales proceeds and the related obligation of $1.0 million as unrealized appreciation in the first quarter of 2002.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2002 and 2001

      The following table summarizes the Company’s operating results for the three months ended March 31, 2002 and 2001.

	For the Three
	Months Ended
	March 31,
				Percent
	2002	2001	Change	Change
($ in thousands, except per share amounts)

	(unaudited)

Interest and Related Portfolio Income

Interest and dividends	$64,973	$54,875	$10,098	18%

Premiums from loan dispositions	1,613	821	792	96%

Fees and other income	15,805	9,375	6,430	69%

Total interest and related portfolio income	82,391	65,071	17,320	27%

Expenses

Interest	17,469	15,930	1,539	10%

Employee	8,035	6,446	1,589	25%

Administrative	3,018	2,967	51	2%

Total operating expenses	28,522	25,343	3,179	13%

Net investment income before net realized and unrealized gains	53,869	39,728	14,141	36%

Net Realized and Unrealized Gains

Net realized gains	9,605	1,154	8,451	732%

Net unrealized gains (losses)	(7,513)	11,146	(18,659)	(167)%

Total net realized and unrealized gains	2,092	12,300	(10,208)	(83)%

Net increase in net assets resulting from operations	$55,961	$52,028	$3,933	8%

Diluted net investment income per share	$0.53	$0.46	$0.07	15%

Diluted earnings per share	$0.55	$0.60	$(0.05)	(8)%

Weighted average shares outstanding — diluted	102,364	87,059	15,305	18%

      Net increase in net assets resulting from operations (NIA) results from total interest and related portfolio income earned, less total expenses incurred in the operations of the Company, plus net realized and unrealized gains or losses.

      Total interest and related portfolio income includes interest income, premiums from loan dispositions and fees and other income.

	For the Three
	Months Ended
	March 31,

	2002	2001
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$82.4	$65.1

Per share	$0.80	$0.75

      The increase in interest income earned results primarily from continued growth of the Company’s investment portfolio and the Company’s focus on increasing its overall portfolio yield. The Company’s investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 14% to $1,755.0 million at March 31, 2002 from $1,542.9 million at March 31, 2001. The weighted average yield on the interest bearing investments in the portfolio at March 31, 2002 and 2001 was as follows:

	March 31,

	2002	2001

Private Finance	14.3%	14.7%

Commercial Real Estate Finance	14.3%	13.7%

Total Portfolio	14.3%	14.3%

      Included in net premiums from loan dispositions are prepayment premiums of $1.6 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for the Company’s borrowers to refinance or pay off their debts to the Company ahead of schedule. Because the Company seeks to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, the Company generally structures its loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, management services to portfolio companies, guaranties and other advisory services. The Company generates fee income for the transaction services and management services that it provides. As a BDC, the Company is required to make significant managerial assistance available to the companies in its investment portfolio.

      Fees and other income for the quarter ended March 31, 2002 primarily included fees of $8.0 million related to structuring and diligence, fees of $2.0 million related to transaction services provided to portfolio companies, and fees of $5.7 million related to management services provided to portfolio companies, other advisory services and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Operating expenses include interest, employee and administrative expenses. The Company’s single largest expense is interest on indebtedness. The fluctuations in interest expense during the three months ended March 31, 2002 and 2001 are attributable to changes in the level of borrowings by the Company and its subsidiaries under various notes payable and debentures and its revolving credit facility. The Company’s borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	March 31,

	2002	2001
($ in millions)
Total Outstanding Debt	$933.1	$883.8

Average Outstanding Debt	$938.3	$790.1

Weighted Average Cost	7.4%	7.8%

BDC Asset Coverage*	264%	232%

*	As a BDC, the Company is generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 101 and 96 at March 31, 2002 and 2001, respectively.

      Administrative expenses include the leases for the Company’s headquarters in Washington, DC, and its regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums and various other expenses. For the three months ended March 31, 2002 and 2001, employee and administrative costs as a percentage of total interest and related portfolio income less interest expense plus net realized and unrealized gains was 16% and 15%, respectively.

      Net realized gains resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and CMBS bonds, offset by losses on investments. Net realized and unrealized gains and losses were as follows:

	For the Three
	Months Ended
	March 31,

	2002	2001
($ in millions)
Realized Gains	$12.9	$1.9

Realized Losses	(3.3)	(0.7)

Net Realized Gains	$9.6	$1.2

Net Unrealized Gains (Losses)	$(7.5)	$11.1

      Realized gains for the three months ended March 31, 2002 primarily resulted from a transaction involving one private finance portfolio company, Aurora Communications, LLC ($4.9 million), and the sale of CMBS bonds ($7.1 million). The Company reversed previously recorded unrealized appreciation totaling $5.2 million and $1.1 million when gains were realized for the three months ended March 31, 2002 and 2001, respectively.

      Realized losses for the three months ended March 31, 2002 primarily resulted from a transaction involving one private finance portfolio company, The Loewen Group, Inc. ($2.7 million). In January 2002, The Loewen Group, Inc. (“Loewen”) emerged from bankruptcy and as a result, the Company exchanged its old debt securities for new debt securities and publicly traded common stock in the reorganized company, which resulted in a realized loss. Loewen has changed its name to

Alderwoods Group, Inc. Losses realized for the three months ended March 31, 2002 and 2001 had been recognized in NIA over time as unrealized depreciation when the Company determined that the respective portfolio security’s value had become impaired. Thus, the Company reversed previously recorded unrealized depreciation totaling $3.2 million and $0.7 million when the related losses were realized for the three months ended March 31, 2002 and 2001, respectively.

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

      The Company’s valuation policy considers the fact that privately negotiated securities increase in value over a long period of time, that the Company does not intend to trade the securities, and that no ready market exists. The Company’s valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Under its valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether such an investment has increased in value. The value of investments in public securities is determined using quoted market prices, discounted for illiquidity or restrictions on resale.

      During the first quarter of 2002, the Company increased the value of its equity investment in WyoTech Acquisition Corporation by $10.0 million to reflect the anticipated sale of WyoTech on July 1, 2002 as discussed above. The Company also increased the value of its investment in Blue Rhino Corporation by $3.8 million due to the increase in value of the company’s publicly traded common stock. In addition to WyoTech and Blue Rhino, the Company increased the value of other portfolio companies by $0.9 million in total. These companies increased in value because of continued positive performance, and valuation data that would indicate that a valuation increase was necessary.

      During the first quarter of 2002, the Company decreased the value of its investment in Velocita, Inc. by $10.9 million and Alderwoods Group, Inc. by $2.0 million. In addition, the Company decreased the value of other portfolio companies by a total of $5.2 million and also reversed previously recorded unrealized appreciation of $2.1 million during the three months ended March 31, 2002.

      All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were 102.4 million and 87.1 million for the three months ended March 31, 2002 and 2001, respectively.

      The Company has elected to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). As long as the Company qualifies as a RIC, the Company is not taxed on its investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions may differ from NIA for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At March 31, 2002, the Company had $2.3 million in cash and cash equivalents. The Company invests otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. The Company’s objective is to manage to a low cash balance and fund new originations with its revolving line of credit.

Debt

      The Company had outstanding debt at March 31, 2002, as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:

Unsecured long-term notes	$694.0	$694.0	7.8%

SBA debentures	101.8	94.5	8.0%

Auction rate reset note	81.9	81.9	3.7%

OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	$883.4	$876.1	7.4%

Revolving line of credit	527.5	57.0	3.2	%(3)

Total debt(4)	$1,410.9	$933.1	7.4%

(1)	The annual interest cost includes the cost of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings.
(2)	The annual portfolio return to cover interest payments is calculated as the March 31, 2002 annualized cost of debt per class of financing divided by total assets at March 31, 2002.
(3)	The current interest rate payable on the revolving line of credit is 3.2%, which excludes the annual cost of commitment fees and other facility fees of $2.1 million.
(4)	The Company has provided guarantees to certain portfolio companies as noted in the Consolidated Statement of Investments.

      Unsecured Long-Term Notes. The Company has issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2003. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

      SBA Debentures. The Company, through its SBIC subsidiary, has debentures payable to the SBA with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the SBIC program, the Company may borrow up to $111.7 million from the SBA. At March 31, 2002, the Company had a commitment to borrow up to an additional $7.3 million above the amount outstanding from the SBA. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. The Company has an Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly, and the Company, at its option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized. As a means to repay the note, the Company has entered into an agreement to issue $81.9 million of debt, equity or other securities in one or more public or private transactions, or prepay the Auction Rate Reset Note, on or before August 31, 2002. If the note is prepaid, the Company will pay a fee equal to 0.5% of the aggregate amount of the note outstanding.

      Revolving Line of Credit. As of March 31, 2002, the Company has a $527.5 million unsecured revolving line of credit that expires in August 2003, with the right to extend maturity for one additional year at the Company’s sole option under substantially similar terms. This facility was increased by $30.0 million during the first quarter of 2002 from $497.5 million at December 31, 2001, and may be further expanded up to $600 million. The credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

Equity Capital and Dividends

      The Company raises debt and equity capital for continued investment in its portfolio. Because the Company is a RIC, it distributes its income and requires external capital for growth. Because the Company is a BDC, it is limited in the amount of debt capital it may use to fund its growth, since it is generally required to maintain a minimum ratio of 200% of total assets to total borrowings, or approximately a 1 to 1 debt to equity capital ratio.

      To support its growth during the quarter ended March 31, 2002, the Company raised $19.9 million in new equity capital through the sale of shares from its shelf registration statement. The Company issues equity from time to time when it has a clear use of proceeds for attractive investment opportunities. Historically, this process has enabled the Company to raise equity on an accretive basis for existing shareholders. In addition, the Company raised $1.6 million in new equity capital through the issuance of shares through the dividend reinvestment plan. At March 31, 2002, total shareholders’ equity had increased to $1,381.3 million.

      The Company’s Board of Directors reviews the dividend quarterly, and may adjust the quarterly dividend throughout the year as the Company’s earnings momentum builds. For the first and second quarters of 2002, the Board declared a dividend of $0.53 and $0.55 per common share, respectively. Dividends are paid from the Company’s taxable income.

      As a result of growth in ordinary taxable income combined with the increased size and diversity of the Company’s portfolio and its projected future capital gains, the Company’s Board of Directors will continue to evaluate whether to retain or distribute capital gains on an annual basis. The

Company’s dividend policy allows the Company to continue to distribute some capital gains, but will also allow the Company to retain gains that exceed a normal capital gains distribution level, and therefore avoid any unusual spike in dividends in any one year. The dividend policy also enables the Board of Directors to selectively retain gains to support future growth.

      The Company plans to maintain a strategy of financing its operations, dividend requirements and future investments with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. The Company maintains a matched-funding philosophy that focuses on matching the estimated maturities of its loan and investment portfolio to the estimated maturities of its borrowings. The Company uses its short-term credit facilities as a means to bridge to long-term financing, which may or may not result in temporary differences in the matching of estimated maturities. The Company evaluates its interest rate exposure on an ongoing basis. To the extent deemed necessary, the Company may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques. At March 31, 2002, the Company’s debt to equity ratio was 0.68 to 1, it had $470.5 million available under its revolving line of credit, and its weighted average cost of funds was 7.4%. There are no significant maturities of long-term debt until 2003. The Company believes that it has access to capital sufficient to fund its ongoing investment and operating activities, and from which to pay dividends.

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

      Our Borrowers May Default on Their Payments. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

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

      Our Financial Results Could Be Negatively Affected If BLX Fails to Perform As Expected. Business Loan Express, Inc. (“BLX”) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if regulations related to the SBA 7(a) Guaranteed Loan Program change. At March 31, 2002, the investment totaled $229.7 million, or 10% of total assets. In addition, as controlling shareholder of BLX, we have provided an unconditional guaranty to BLX’s credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $124.0 million unsecured revolving credit facility. The amount we have guaranteed at March 31, 2002 was $51.5 million. This guaranty can only be called in the event of a default by BLX.

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

      We May Not Borrow Money Unless We Maintain Asset Coverage for Indebtedness of At Least 200% Which May Affect Returns to Shareholders. We must maintain asset coverage for a class of senior security representing indebtedness of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2002, our asset coverage for senior indebtedness was 264%.

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

      At March 31, 2002, the Company had $933.1 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.4%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.9%.

      Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net investment income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. The Company utilizes its short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net increase in net assets resulting from operations, or NIA, by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect NIA. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

      Because We Must Distribute Income, We Will Continue to Need Additional Capital to Grow. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes net realized long-term capital gains, to our shareholders to maintain our regulated investment company (“RIC”) status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of the Company’s common stock. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

      Loss of Pass-Through Tax Treatment Would Substantially Reduce Net Assets and Income Available for Dividends. We have operated the Company so as to qualify to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). If we meet source of income, diversification and distribution requirements, the Company qualifies for effective pass-through tax treatment. The Company would cease to qualify for such pass-through tax treatment if it were unable to comply with these requirements. We also could be subject to a 4% excise tax and/or corporate level income tax if we do not distribute or deem to distribute taxable income in excess of the required distributions as a RIC. If the Company ceased to qualify as a RIC, the Company would become subject to federal income tax, which would substantially reduce our net assets and the amount of income available for distribution to our shareholders.

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

      Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on the Company or Our Operations. We are regulated by the SEC and the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, real estate investment trusts (“REITs”), and small business investment companies (“SBICs”) may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on the Company or its operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

      Results May Fluctuate and May Not Be Indicative of Future Performance. The Company’s operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of the Company’s performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2001.

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

Item 2.  Changes in Securities and Use of Proceeds

      On December 20, 2001, Allied Capital issued 204,855 shares of its common stock to stockholders of a private company in connection with the acquisition of the private company. The sale of the shares were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The aggregate offering price for the shares of common stock sold in such offering was $5,157,000.

      During the three months ended March 31, 2002, Allied Capital issued a total of 56,774 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.6 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number		Description

3	(i)(a)(22)	Restatement of the Articles of Incorporation.
3	(ii)(22)	Amended and Restated Bylaws.
4	.1(4)	Specimen certificate of the Company’s Common stock, par value $0.0001 per share. See exhibits 3(i) and 3(ii) for other instruments defining the rights of security holders.
4	.2(2)	Form of debenture between certain subsidiaries of the Company and the U.S. Small Business Administration.
5		Not applicable.
9		Not applicable.
10	.1(15)	Second Amended and Restated Credit Agreement, dated August 3, 2001.
10	.2(5)	Note Agreement dated as of April 30, 1998.
10	.3(3)	Loan Agreement between Allied I and Overseas Private Investment Corporation, dated April 10, 1995. Letter dated December 11, 1997 evidencing assignment of Loan Agreement from Allied I to the Company.
10	.4(8)	Note Agreement dated as of May 1, 1999.
10	.4a(10)	Note Agreement dated as of November 15, 1999.

Exhibit
Number		Description

10	.4b(13)	Note Agreement dated as of October 15, 2000.
10	.4c(17)	Auction Rate Reset Note Agreement, dated as of August 31, 2000 between the Company and Intrepid Funding Master Trust, a Delaware business trust administered by Banc of America Securities LLC; Forward Issuance Agreement, dated as of August 31, 2000, between the Company and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000 between the Company and Banc of America Securities LLC.
10	.4d(21)	Note Agreement, dated as of October 15, 2001.
10	.5(16)	Amendment and Consent Agreement to the Amended and Restated Credit Agreement dated December 11, 2000.
10	.6(4)	Sale and Servicing Agreement dated as of January 1, 1998 among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1 and the Company and LaSalle National Bank Inc. and ABN AMRO Bank N.V.
10	.7(4)	Indenture dated as of January 1, 1998 between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank.
10	.8(4)	Amended and Restated Trust Agreement dated January 1, 1998 between Allied Capital CMT, Inc., LaSalle National Bank, Inc. and Wilmington Trust Company.
10	.9(4)	Guaranty dated as of January 1, 1998 by the Company.
10	.10a(14)	Employment agreement dated June 15, 2000 between the Company and William L. Walton.
10	.10b(14)	Employment agreement dated June 15, 2000 between the Company and Joan M. Sweeney.
10	.10c(16)	Employment agreement dated June 15, 2000 between the Company and John M. Scheurer.
10	.11(7)	Amended and Restated Deferred Compensation Plan dated December 30, 1998.
10	.11a(18)	Amendment to Deferred Compensation Plan dated October 18, 2000.
10	.11.b(21)	Amended and Restated Deferred Compensation Plan, dated May 15, 2001.
10	.12(6)	Amended Stock Option Plan.
10	.12a(9)	Allied Capital 401(k) Plan dated September 1, 1999.
10	.12b(18)	Amendment to 401(k) Plan dated December 31, 2000.
10	.13a(4)	Form of Custody Agreement with Riggs Bank N.A. with respect to safekeeping.
10	.13b(4)	Form of Custody Agreement with LaSalle National Bank.
10	.13(15)	Custodian agreement with LaSalle Bank National Association, dated July 9, 2001.
10	.14a(15)	Agreement and Plan of Merger dated June 18, 2001 by and among the Company, Allied Capital Lock Acquisition Corporation, and SunSource Inc.
10	.15(19)	Control Investor Guaranty Agreement, dated as of March 28, 2001, between the Company and Fleet National Bank, in its capacity as Administrative Agent for the Lenders and Business Loan Express, Inc.
10	.18(23)	Dividend Reinvestment Plan, as amended.
11		Statement regarding computation of per share earnings is incorporated by reference to Note 8 to the Company’s Notes to the Consolidated Financial Statements contained in the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description

21	Subsidiaries of the Company and jurisdiction of incorporation/organization:

Allied Investment Corporation	Maryland
Allied Capital REIT, Inc.	Maryland
Allied Capital Holdings LLC	Delaware
Allied Capital Beteiligungsberatung GmbH	Germany
A.C. Corporation	Delaware

(1)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference to the exhibit of the same name filed with Allied I’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to Exhibit f.7 of Allied I’s Pre-Effective Amendment No. 2 filed with the registration statement on Form N-2 on January 24, 1996 (File No. 33-64629). Assignment to Company is incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on the Company’s behalf with the Commission on May 5, 1998 (File No. 333-51899).

(5)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(6)	Incorporated by reference to Exhibit A of the Company’s definitive proxy materials for the Company’s 2000 Annual Meeting of Stockholders filed with the Commission on April 3, 2001.

(7)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the exhibit of the same name filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(9)	Incorporated by reference to Exhibit 4.4 of the Allied Capital 401(k) Plan registration statement on Form S-8, filed on behalf of such Plan on October 8, 1999 (File No. 333-88681).

(10)	Incorporated by reference to the exhibit of the same name filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference to Appendix A to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(12)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-14 filed on the Company’s behalf with the Commission on November 6, 2000.

(13)	Incorporated by reference to the exhibit of the same name to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(14)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000.

(15)	Incorporated by reference to the exhibit of the same name to the Company’s registration statement on Form N-2 filed on August 10, 2001 (File No. 333-67336).

(16)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 filed on March 21, 2001 (File No. 333-43534).

(17)	Incorporated by reference to the exhibit of the same name filed with the Company’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 filed on September 12, 2000 (File No. 333-43534).

(18)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on January 19, 2001 (File No. 333-43534).

(19)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 3 to the registration statement on Form N-2 filed on May 15, 2001 (File No. 333-43534).

(20)	Incorporated by reference to exhibit 3(i) filed with Allied Lending’s Annual Report on Form 10-K for the year ended December 31, 1996.

(21)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 1 to the registration statement on Form N-2 filed on November 14, 2001 (File No. 333-67336).

(22)	Incorporated by reference to the exhibit of the same name filed with the Company’s registration statement on form N-2 filed on May 8, 2002.

(23)	Incorporated by reference to the exhibit of the same name filed with the Company’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 filed on March 22, 2002.

      (b) Reports on Form 8-K.

          On April 3, 2002, Allied Capital filed a Form 8-K reporting that it had selected KPMG LLP to serve as its independent public accountants for the fiscal year December 31, 2002 and dismissed Arthur Andersen LLP as its public accountants effective upon completion of the December 31, 2001 audit.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 8, 2002	/s/ PENNI F. ROLL --------------------------------------------------- Chief Financial Officer