Form 10-Q/A
period 2002-03-31
ALLIED CAPITAL CORP
filed 2002-06-12
CIK 3906

FORM 10-Q/A

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

EXPLANATORY NOTE

      This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 8, 2002, and is being filed to include a report of the Registrant’s independent auditors regarding the review of the Registrant’s interim financial statements. In addition, the Form 10-Q/A includes disclosure regarding the filing of several class action lawsuits against the Registrant alleging violations of the securities laws.

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

Note 12. Subsequent Events

      As of June 10, 2002, we are aware of five purported class action lawsuits that have been filed in the United States District Court for the Southern District of New York against us, certain of our directors and officers and our former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. We have not yet been formally served with the complaints in connection with these lawsuits. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that we misstated the value of certain portfolio investments in our financial statements, which allegedly resulted in the purchase of our common stock by purported class members at artificially inflated prices. Several of the complaints also allege state law claims for common law fraud. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. We believe that each of the lawsuits is without merit, and we intend to defend each of these lawsuits vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Allied Capital Corporation and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2002, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2002, and financial highlights (included in Note 9) for the three months ended March 31, 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the statement of investments, as of December 31, 2001, and financial highlights (included in note 9) for the year then ended, were audited by other auditors whose report dated February 20, 2002 expressed an unqualified opinion on those statements.

/s/ KPMG LLP

Washington, D.C.
April 22, 2002, except as to note 12 which is
     as of June 10, 2002

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      As of June 10, 2002, we are aware of five purported class action lawsuits that have been filed in the United States District Court for the Southern District of New York against us, certain of our directors and officers and our former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. We have not yet been formally served with the complaints in connection with these lawsuits. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that we misstated the value of certain portfolio investments in our financial statements, which allegedly resulted in the purchase of our common stock by purported class members at artificially inflated prices. Several of the complaints also allege state law claims for common law fraud. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. We believe that each of the lawsuits is without merit, and we intend to defend each of these lawsuits vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

      The Company also is party to certain other lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

15	Letter from KPMG LLP dated June 10, 2002

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

ALLIED CAPITAL CORPORATION

Dated: June 12, 2002	By: /s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer