Form 10-Q
period 2002-06-30
ALLIED CAPITAL CORP
filed 2002-08-14
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [ ]

      On August 13, 2002 there were 102,306,364 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2002	2001

(in thousands, except share and per share amounts)	(unaudited)

ASSETS

Portfolio at value:
Private finance

Companies more than 25% owned (cost: 2002-$512,468; 2001-$451,705)	$632,560	$505,620

Companies 5% to 25% owned (cost: 2002-$235,879; 2001-$211,030)	264,691	232,399

Companies less than 5% owned (cost: 2002-$832,665; 2001-$891,231)	738,008	857,053

Total private finance	1,635,259	1,595,072

Commercial real estate finance (cost: 2002-$724,240; 2001-$732,636)	745,710	734,518

Total portfolio at value	2,380,969	2,329,590

Other assets	183,328	130,234

Cash and cash equivalents	4,319	889

Total assets	$2,568,616	$2,460,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable and debentures	$869,200	$876,056

Revolving credit facility	139,750	144,750

Accounts payable and other liabilities	118,213	80,784

Total liabilities	1,127,163	1,101,590

Commitments and Contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:

Common stock, $0.0001 par value, 200,000,000 shares authorized; 102,296,392 and 99,607,396 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	10	10

Additional paid-in capital	1,417,356	1,352,688

Notes receivable from sale of common stock	(28,190)	(26,028)

Net unrealized appreciation on portfolio	64,118	39,981

Distributions in excess of earnings	(18,841)	(14,528)

Total shareholders’ equity	1,434,453	1,352,123

Total liabilities and shareholders’ equity	$2,568,616	$2,460,713

Net asset value per common share	$14.02	$13.57

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001
(in thousands, except per share amounts)

	(unaudited)		(unaudited)

Interest and related portfolio income:
Interest and dividends

Companies more than 25% owned	$9,342	$5,280	$18,806	$10,888

Companies 5% to 25% owned	7,305	6,680	14,385	12,911

Companies less than 5% owned	46,045	46,864	94,474	89,900

Total interest and dividends	62,692	58,824	127,665	113,699
Premiums from loan dispositions

Companies more than 25% owned	—	—	—	511

Companies less than 5% owned	46	910	1,659	1,220

Total premiums from loan dispositions	46	910	1,659	1,731
Fees and other income

Companies more than 25% owned	6,890	4,284	13,865	8,113

Companies 5% to 25% owned	476	150	476	150

Companies less than 5% owned	3,089	4,571	11,919	10,117

Total fees and other income	10,455	9,005	26,260	18,380

Total interest and related portfolio income	73,193	68,739	155,584	133,810

Expenses:

Interest	17,515	15,951	34,984	31,881

Employee	8,274	7,610	16,309	14,056

Administrative	4,843	3,060	7,861	6,027

Total operating expenses	30,632	26,621	59,154	51,964

Net investment income before net realized and unrealized gains	42,561	42,118	96,430	81,846

Net realized and unrealized gains (losses):
Net realized gains (losses)

Companies more than 25% owned	(630)	(731)	(630)	(731)

Companies 5% to 25% owned	—	4,571	718	4,571

Companies less than 5% owned	(125)	(3)	8,762	1,151

Total net realized gains (losses)	(755)	3,837	8,850	4,991

Net unrealized gains	31,648	151	24,135	11,297

Total net realized and unrealized gains	30,893	3,988	32,985	16,288

Net increase in net assets resulting from operations	$73,454	$46,106	$129,415	$98,134

Basic earnings per common share	$0.72	$0.52	$1.28	$1.12

Diluted earnings per common share	$0.71	$0.51	$1.26	$1.10

Weighted average common shares outstanding — basic	101,660	89,356	100,822	87,441

Weighted average common shares outstanding — diluted	103,440	90,848	102,900	88,966

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2002	2001
(in thousands, except per share amounts)

	(unaudited)

Operations:

Net investment income before net realized and unrealized gains	$96,430	$81,846

Net realized gains	8,850	4,991

Net unrealized gains	24,135	11,297

Net increase in net assets resulting from operations	129,415	98,134

Shareholder distributions:

Common stock dividends	(109,482)	(87,836)

Preferred stock dividends	(110)	(110)

Net decrease in net assets resulting from shareholder distributions	(109,592)	(87,946)

Capital share transactions:

Sale of common stock	49,920	123,262

Issuance of common stock upon the exercise of stock options	11,626	6,258

Issuance of common stock in lieu of cash distributions	3,123	3,415

Net increase in notes receivable from sale of common stock	(2,162)	(1,154)

Net increase in net assets resulting from capital share transactions	62,507	131,781

Total increase in net assets	$82,330	$141,969

Net assets at beginning of period	$1,352,123	$1,029,692

Net assets at end of period	$1,434,453	$1,171,661

Net asset value per common share	$14.02	$12.79

Common shares outstanding at end of period	102,296	91,578

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2002	2001
(in thousands)

	(unaudited)

Cash flows from operating activities:

Net increase in net assets resulting from operations	$129,415	$98,134
Adjustments

Portfolio investments	(195,455)	(299,843)

Repayments of investment principal	67,017	42,544

Proceeds from investment sales	126,280	74,648

Change in accrued or reinvested interest and dividends	(19,463)	(25,493)

Changes in other assets and liabilities	(18,982)	(7,374)

Amortization of loan discounts and fees	(9,284)	(7,722)

Depreciation and amortization	657	479

Realized losses	6,579	1,605

Net unrealized gains	(24,135)	(11,297)

Net cash provided by (used in) operating activities	62,629	(134,319)

Cash flows from financing activities:

Sale of common stock	49,920	123,262

Sale of common stock upon the exercise of stock options	9,245	2,103

Collections of notes receivable from sale of common stock	220	3,002

Common dividends and distributions paid	(106,359)	(84,422)

Preferred stock dividends paid	(110)	(110)

Net borrowings under (repayments on) notes payable and debentures	(6,856)	11,666

Net borrowings under (repayments on) revolving line of credit	(5,000)	82,750

Other	(259)	(2,948)

Net cash provided by (used in) financing activities	(59,199)	135,303

Net increase in cash and cash equivalents	$3,430	$984

Cash and cash equivalents at beginning of period	$889	$2,449

Cash and cash equivalents at end of period	$4,319	$3,433

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies More Than 25% Owned
Acme Paging, L.P.	Loan	$3,200	$3,200
(Telecommunications)	Debt Securities	7,005	7,005
	Equity Interests	3,717	2,261

American Healthcare Services, Inc.	Debt Securities	41,362	41,362
(Healthcare)	Common Stock (79,567,042 shares)	1,000	100
	Guaranty ($915)	—	—

Business Loan Express, Inc.	Loan	6,000	6,000
(Financial Services)	Debt Securities	80,809	80,809
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,641	140,000
	Guaranty ($48,126 — See Note 3)	—	—
	Standby Letters of Credit ($10,550 — See Note 3)	—	—

The Color Factory Inc.	Loan	7,439	7,439
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	1,002
	Common Stock (980 shares)	6,535	8,035

Directory Investment Corporation	Common Stock (470 shares)	112	32
(Publishing)

Directory Lending Corporation	Series A Common Stock (34 shares)	—	—
(Publishing)	Series B Common Stock (6 shares)	8	—
	Series C Common Stock (10 shares)	22	—

EDM Consulting, LLC	Debt Securities	1,875	443
(Business Services)	Equity Interests	250	—

Elmhurst Consulting, LLC	Loan	12,530	12,530
(Business Services)	Equity Interests	5,165	5,165
	Guaranty ($2,190)	—	—

Foresite Towers, LLC	Equity Interests	15,522	15,522
(Tower Leasing)

Gordian Group, Inc.	Loan	6,965	6,965
(Business Services)	Common Stock (1,000 shares)	1,300	1,300

HealthASPex, Inc.	Preferred Stock (1,451,380 shares)	4,900	2,617
(Business Services)	Preferred Stock (700,000 shares)	700	700
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies Inc.(1)	Debt Securities	41,012	41,012
(Consumer Products)	Common Stock (6,890,937 shares)	57,156	90,000

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

xHMT, Inc.	Debt Securities	$9,036	$9,036
(Business Services)	Preferred Stock (519,484 shares)	2,078	2,078
	Common Stock (300,000 shares)	3,000	1,694
	Warrants	1,155	651

Monitoring Solutions, Inc.	Debt Securities	1,823	153
(Business Services)	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MVL Group, Inc.	Loan	16,963	16,963
(Business Services)	Debt Securities	16,116	16,116
	Common Stock (650,000 shares)	643	643

Spa Lending Corporation	Preferred Stock (28,625 shares)	409	288
(Recreation)	Common Stock (6,208 shares)	—	—

STS Operating, Inc.	Common Stock (3,000,000 shares)	3,177	3,177
(Industrial Products)

Sure-Tel, Inc.	Preferred Stock (1,000,000 shares)	1,000	1,000
(Consumer Services)	Common Stock (37,000 shares)	5,018	5,018

Total Foam, Inc.	Debt Securities	260	125
(Industrial Products)	Common Stock (910 shares)	10	—

WyoTech Acquisition	Debt Securities	12,638	12,638
Corporation	Preferred Stock (100 shares)	3,700	3,700
(Education)	Common Stock (99 shares)	100	60,670

Total companies more than 25% owned		$512,468	$632,560

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$15,111	$15,111
(Consumer Products)	Preferred Stock (2,021 shares)	1,981	1,981
	Common Stock (1,400 shares)	140	140

Autania AG(1,3)	Debt Securities	4,487	4,487
(Industrial Products)	Common Stock (250,000 shares)	2,169	2,169

CBA-Mezzanine Capital Finance, LLC	Loan	313	313
(Financial Services)

Colibri Holding Corporation	Loans	3,478	3,478
(Consumer Products)	Preferred Stock (237 shares)	248	248
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

CorrFlex Graphics, LLC	Debt Securities	2,393	2,393
(Business Services)	Warrants	—	17,490
	Options	—	1,510

Csabai Canning Factory Rt(3)	Hungarian Quotas (9.2%)	700	—
(Consumer Products)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

CyberRep	Loan	$1,184	$1,184
(Business Services)	Debt Securities	14,550	14,550
	Warrants	660	3,310

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250
(Business Services)

Gibson Guitar Corporation	Debt Securities	17,558	17,558
(Consumer Products)	Warrants	525	2,325

International Fiber Corporation	Debt Securities	22,499	22,499
(Industrial Products)	Common Stock (1,029,068 shares)	5,483	6,982
	Warrants	550	700

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,494	3,494
(Business Services)	Common Stock (123,929 shares)	142	142

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,070	1,070
(Business Services)	Equity Interest	358	358

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	1,000
(Business Services)

Magna Card, Inc.	Debt Securities	153	153
(Consumer Products)	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	1,204	1,204
(Business Services)	Common Stock (156 shares)	42	42

MortgageRamp.com, Inc.	Common Stock (772,000 shares)	3,860	3,860
(Business Services)

Morton Grove	Loan	16,356	16,356
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	12,000
(Consumer Products)

Nobel Learning Communities,	Debt Securities	9,704	9,704
Inc.(1)	Preferred Stock (1,063,830 shares)	2,000	2,000
(Education)	Warrants	575	296

North American Archery, LLC	Loans	1,390	840
(Consumer Products)	Convertible Debentures	2,248	59
	Guaranty ($1,020)	—	—

Packaging Advantage	Debt Securities	11,635	11,635
Corporation	Common Stock (200,000 shares)	2,000	2,000
(Business Services)	Warrants	963	963

Professional Paint, Inc.	Debt Securities	22,086	22,086
(Consumer Products)	Preferred Stock (15,000 shares)	18,309	18,309
	Common Stock (110,000 shares)	69	4,500

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Progressive International	Debt Securities	$3,963	$3,963
Corporation	Preferred Stock (500 shares)	500	500
(Consumer Products)	Common Stock (197 shares)	13	13
	Warrants	—	—

Redox Brands, Inc.	Debt Securities	9,649	9,649
(Consumer Products)	Preferred Stock (2,404,086 shares)	6,974	6,974
	Warrants	584	584

Staffing Partners Holding	Loan	2,500	2,500
Company, Inc.	Debt Securities	4,992	4,992
(Business Services)	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Total companies 5% to 25% owned		$235,879	$264,691

Companies Less Than 5% Owned
ACE Products, Inc.	Loans	$17,164	$15,839
(Industrial Products)

Advantage Mayer, Inc.	Debt Securities	10,654	10,654
(Business Services)	Warrants	382	1,455

Alderwoods Group, Inc.(1)	Common Stock (357,568 shares)	5,006	2,739
(Consumer Services)

Allied Office Products, Inc.	Debt Securities	7,628	50
(Business Services)	Warrants	629	—

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

American Home Care Supply,	Debt Securities	6,935	6,935
LLC	Warrants	579	1,579
(Consumer Products)

ASW Holding Corporation	Warrants	25	25
(Industrial Products)

Avborne, Inc.	Debt Securities	12,959	3,500
(Business Services)	Warrants	1,180	—

Bakery Chef, Inc.	Loans	17,604	17,604
(Consumer Products)

Blue Rhino Corporation(1)	Debt Securities	13,913	13,913
(Consumer Products)	Warrants	1,200	13,500

Border Foods, Inc.	Debt Securities	9,347	9,347
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	1,879	2,002
(Private Equity Fund)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	$3,250	$1,300
(Hospitality)

Celebrities, Inc.	Loan	230	230
(Broadcasting & Cable)	Warrants	12	492

Component Hardware Group, Inc.	Debt Securities	11,032	11,032
(Industrial Products)	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

Convenience Corporation of	Debt Securities	8,355	2,738
America	Preferred Stock (22,301 shares)	334	—
(Retail)	Warrants	—	—

Cooper Natural Resources, Inc.	Loan	299	299
(Industrial Products)	Debt Securities	1,815	1,815
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

Coverall North America, Inc.	Loan	10,418	10,418
(Business Services)	Debt Securities	5,740	5,740

CPM Acquisition Corporation	Loan	9,902	9,902
(Industrial Products)

CTT Holdings	Loan	1,478	1,478
(Consumer Products)

Cumulus Media, Inc. (1)	Common Stock (11,037 shares)	198	152
(Broadcasting & Cable)

Drilltec Patents &	Loan	10,918	348
Technologies Company, Inc.	Debt Securities	1,500	1,500
(Industrial Products)	Warrants	—	—

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	1,875	1,691
(Private Equity Fund)

El Dorado Communications, Inc.	Loans	306	306
(Broadcasting & Cable)

Elexis Beta GmbH(3)	Options	426	426
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	1,000
(Business Services)	Warrants	1,157	—

Executive Greetings, Inc.	Debt Securities	17,327	17,327
(Business Services)	Warrants	360	360

ExTerra Credit Recovery, Inc.	Preferred Stock (500 shares)	568	103
(Business Services)	Common Stock (2,500 shares)	—	—
	Warrants	—	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Fairchild Industrial Products	Debt Securities	$5,906	$5,906
Company	Warrants	280	1,100
(Industrial Products)

Galaxy American	Debt Securities	48,433	34,010
Communications, LLC	Options	—	—
(Broadcasting & Cable)	Standby Letter of Credit ($750)	—	—

Garden Ridge Corporation	Debt Securities	27,070	27,070
(Retail)	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (188,400 shares)	613	613

GC-Sun Holdings II, LP (Kar Products, LP)	Loans	8,167	8,167
(Business Services)

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	500
	Warrants	—	1,500

Global Communications, LLC	Loan	1,997	1,997
(Business Services)	Debt Securities	15,262	15,262
	Equity Interest	11,067	11,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	3,000
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	1,832	1,398
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,544	27,544
(Consumer Products)	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (35,228 shares)	1,219	2,712
(Business Services)

Impact Innovations Group, LLC	Debt Securities	6,727	3,436
(Business Services)	Warrants	1,674	—

Intellirisk Management Corporation	Loans	22,796	22,796
(Business Services)

Interline Brands, Inc.	Debt Securities	33,431	33,431
(Business Services)	Preferred Stock (199,313 shares)	1,849	1,849
	Common Stock (15,615 shares)	139	139
	Warrants	1,181	1,181

Jakel, Inc.	Loan	23,307	16,047
(Industrial Products)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

JRI Industries, Inc.	Debt Securities	$1,981	$1,981
(Industrial Products)	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	453	453
(Industrial Products)	Warrants	259	8,000

Kirker Enterprises, Inc.	Warrants	348	3,501
(Industrial Products)	Equity Interest	4	4

Kirkland’s, Inc.	Debt Securities	6,387	6,387
(Retail)	Preferred Stock (917 shares)	412	412
	Warrants	96	5,816

Kyrus Corporation	Debt Securities	7,380	7,380
(Business Services)	Warrants	348	348

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	500
(Business Services)	Warrants	—	—

MedAssets.com, Inc.	Debt Securities	15,363	15,363
(Business Services)	Preferred Stock (260,417 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.(4)	Limited Partnership Interest	2,475	1,479
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Most Confiserie GmbH & Co KG(3)	Loan	950	50
(Consumer Products)

NetCare, AG(3)	Loan	760	50
(Business Services)	Common Stock (262,784 shares)	230	—

NETtel Communications, Inc.	Debt Securities and Receivables	11,334	4,334
(Telecommunications)

Northeast Broadcasting Group, L.P.	Debt Securities	289	289
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	420	420
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,151	11,151
(Business Services)	Warrants	900	3,060

Onyx Television GmbH(3)	Preferred Units (120,000 shares)	201	8
(Broadcasting & Cable)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Opinion Research Corporation(1)	Debt Securities	$14,269	$14,269
(Business Services)	Warrants	996	881

Oriental Trading Company, Inc.	Debt Securities	12,920	12,920
(Consumer Products)	Preferred Equity Interest	1,500	1,500
	Common Equity Interest	—	2,000
	Warrants	13	2,300

Outsource Partners, Inc.	Debt Securities	24,048	24,048
(Business Services)	Warrants	826	826

Pico Products, Inc.	Loan	1,406	1,406
(Industrial Products)

Polaris Pool Systems, Inc.	Debt Securities	10,630	10,630
(Consumer Products)	Warrants	1,145	1,145

Powell Plant Farms, Inc.	Loan	19,095	14,087
(Consumer Products)

Proeducation GmbH(3)	Loan	321	321
(Education)

Prosperco Finanz Holding AG(3)	Convertible Debentures	5,492	5,492
(Financial Services)	Common Stock (1,528 shares)	1,059	1,059
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,130	5,130
(Business Services)	Equity Interest	—	—

Schwinn Holdings Corporation	Debt Securities	10,195	1,835
(Consumer Products)

Seasonal Expressions, Inc.	Preferred Stock (504 shares)	500	—
(Consumer Products)

Simula, Inc.(1)	Loan	20,539	20,539
(Industrial Products)

Soff-Cut Holdings, Inc.	Debt Securities	8,807	8,807
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200

Southwest PCS, LLC	Loan	6,059	6,059
(Telecommunications)

Startec Global Communications	Loan	23,815	23,815
Corporation(1)	Debt Securities	21,432	245
(Telecommunications)	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

SunStates Refrigerated	Loans	6,062	4,188
Services, Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2002

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Sydran Food Services II, L.P.	Debt Securities	$12,973	$12,973
(Retail)	Equity Interests	3,909	3,909
	Warrants	—	—

Tubbs Snowshoe	Debt Securities	3,920	3,920
Company, LLC	Equity Interests	500	500
(Consumer Products)	Warrants	54	54

United Pet Group, Inc.	Debt Securities	8,987	8,987
(Consumer Products)	Warrants	85	85

Updata Venture Partners, II, L.P.(4)	Limited Partnership Interest	2	1,492
(Private Equity Fund)

Velocita, Inc.	Debt Securities	11,718	—
(Telecommunications)	Warrants	3,540	—

Venturehouse Group, LLC(4)	Equity Interest	667	380
(Private Equity Fund)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,200	943
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	11,513	11,513
(Consumer Products)	Warrants	1,429	3,129

Williams Brothers Lumber	Warrants	24	100
Company
(Retail)

Wilshire Restaurant Group, Inc.	Debt Securities	15,630	15,630
(Retail)	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000
(Consumer Products)

Woodstream Corporation	Loan	2,621	2,621
(Consumer Products)	Debt Securities	7,653	7,653
	Equity Interests	1,700	4,547
	Warrants	450	1,203

Total companies less than 5% owned		$832,665	$738,008

Total private finance (133 portfolio companies)		$1,581,012	$1,635,259

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			June 30, 2002
			(unaudited)
	Stated
(in thousands, except number of loans)	Interest	Face	Cost	Value

Commercial Real Estate Finance

Commercial Mortgage-Backed Securities
CMBS Bonds
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$27,330	$27,344
Morgan Stanley Capital I, Series 1999-RM1	6.4%	51,046	21,553	21,395
COMM 1999-1	5.6%	74,879	36,316	36,409
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	37,752	16,811	16,804
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	83,210	36,674	36,783
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,301	16,340
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	11,576	12,188
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	37,430	16,579	17,426
FUNB CMT, Series 1999-C4	6.5%	43,372	18,259	18,865
Heller Financial, HFCMC Series 2000 PH-1	6.8%	45,456	18,516	19,319
SBMS VII, Inc., Series 2000-NL1	7.2%	20,804	10,764	11,309
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	38,685	18,345	19,030
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	39,379	17,523	18,722
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	34,967	12,617	14,000
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	43,288	18,139	19,741
JP Morgan-CIBC-Deutsche 2001	5.8%	46,326	19,788	20,430
Lehman Brothers-UBS Warburg 2001-C4	6.4%	49,582	21,989	24,069
SBMS VII, Inc., Series 2001-C1	6.1%	41,109	16,017	16,774
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	45,218	19,947	20,699
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	59,602	28,245	29,518
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	42,747	16,142	16,881
SBMS VII, Inc., Series 2001-C2	6.2%	47,353	22,043	24,180
FUNB CMT, Series 2002-C1	6.0%	38,238	16,592	17,630
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	80,490	44,316	48,976
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	62,704	34,643	36,058

Total CMBS bonds		$1,181,989	$537,025	$560,890

Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)		24,023	24,023	24,023
Crest 2002-1, Ltd.(3)		23,541	23,541	23,541
Crest 2002-IG, Ltd.(3)		4,969	4,969	4,969

Total collateralized debt obligations		$52,533	$52,533	$52,533

Total CMBS		$1,234,522	$589,558	$613,423

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	9	$8,108	$9,122
	7.00%- 8.99%	19	21,252	20,555
	9.00%-10.99%	10	9,879	9,879
	11.00%-12.99%	10	14,746	14,540
	13.00%-14.99%	6	7,856	7,856
	15.00% and above	1	49	49

Total commercial mortgage loans		55	$61,890	$62,001

Residual Interest			$69,341	$69,042

Real Estate Owned			3,451	1,244

Total commercial real estate finance			$724,240	$745,710

Total portfolio			$2,305,252	$2,380,969

(3) Non-U.S. company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Debt Securities	$6,992	$6,992
(Telecommunications)	Equity Interests	3,640	2,184

American Healthcare Services,	Debt Securities	40,194	40,194
Inc.	Common Stock (79,567,042 shares)	1,000	100
(Healthcare)	Guaranty ($195)	—	—

Business Loan Express, Inc.	Loan	6,000	6,000
(Financial Services)	Debt Securities	76,242	76,242
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,596	120,096
	Guaranty ($51,350 — See Note 3)	—	—

The Color Factory Inc.	Loan	5,346	5,346
(Consumer Products)	Preferred Stock (600 shares)	788	788
	Common Stock (980 shares)	6,535	8,035

Directory Investment Corporation	Common Stock (470 shares)	112	32
(Publishing)

Directory Lending Corporation	Series A Common Stock (34 shares)	—	—
(Publishing)	Series B Common Stock (6 shares)	8	—
	Series C Common Stock (10 shares)	22	—

EDM Consulting, LLC	Debt Securities	1,875	443
(Business Services)	Equity Interest	250	—

Elmhurst Consulting, LLC	Loan	7,762	7,762
(Business Services)	Equity Interests	5,157	5,157
	Guaranty ($2,800)	—	—

Foresite Towers, LLC	Equity Interests	15,500	15,500
(Tower Leasing)

HealthASPex, Inc.	Preferred Stock (1,451,380 shares)	4,900	3,900
(Business Services)	Preferred Stock (611,923 shares)	612	612
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies, Inc.	Debt Securities	40,071	40,071
(Consumer Products)	Common Stock (6,890,937 shares)	57,156	57,156

HMT, Inc.	Debt Securities	8,995	8,995
(Business Services)	Common Stock (300,000 shares)	3,000	3,000
	Warrants	1,155	1,155

Monitoring Solutions, Inc.	Debt Securities	1,823	153
(Business Services)	Common Stock (33,333 shares)	—	—
	Warrants	—	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Spa Lending Corporation	Preferred Stock (28,625 shares)	$485	$375
(Recreation)	Common Stock (6,208 shares)	25	18

STS Operating, Inc.	Common Stock (3,000,000 shares)	3,177	3,177
(Industrial Products)

Sure-Tel, Inc.	Loan	1,207	1,207
(Consumer Services)	Preferred Stock (1,116,902 shares)	4,642	4,642
	Warrants	662	662
	Options	—	—

Total Foam, Inc.	Debt Securities	263	127
(Industrial Products)	Common Stock (910 shares)	10	—

WyoTech Acquisition	Debt Securities	12,588	12,588
Corporation	Preferred Stock (100 shares)	3,700	3,700
(Education)	Common Stock (99 shares)	100	44,100

Total companies more than 25% owned		$451,705	$505,620

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$14,576	$14,576
(Consumer Products)	Preferred Stock (1,860 shares)	1,981	1,981
	Common Stock (1,400 shares)	140	140

Autania AG(1,3)	Debt Securities	4,762	4,762
(Industrial Products)	Common Stock (250,000 shares)	2,261	2,261

Colibri Holding Corporation	Loans	3,464	3,464
(Consumer Products)	Preferred Stock (237 shares)	237	237
	Common Stock (3,362 shares)	1,250	1,250
	Warrants	290	290

CorrFlex Graphics, LLC	Debt Securities	2,312	2,312
(Business Services)	Warrants	—	6,674
	Options	—	576

Csabai Canning Factory Rt(3)	Hungarian Quotas (9.2%)	700	—
(Consumer Products)

CyberRep	Loan	1,109	1,109
(Business Services)	Debt Securities	14,209	14,209
	Warrants	660	3,310

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250
(Business Services)

FTI Consulting, Inc.(1)	Warrants	—	510
(Business Services)

Gibson Guitar Corporation	Debt Securities	17,175	17,175
(Consumer Products)	Warrants	525	2,325

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

International Fiber Corporation	Debt Securities	$22,257	$22,257
(Industrial Products)	Common Stock (1,029,068 shares)	5,483	6,982
	Warrants	550	700

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,487	3,487
(Business Services)	Common Stock (123,929 shares)	142	142

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	5,000
(Business Services)

Magna Card, Inc.	Debt Securities	153	153
(Consumer Products)	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	1,204	1,204
(Business Services)	Common Stock (156 shares)	42	2,042

MortgageRamp.com, Inc.	Common Stock (772,000 shares)	3,860	3,860
(Business Services)

Morton Grove	Loan	16,150	16,150
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	9,000
(Consumer Products)

Nobel Learning Communities,	Debt Securities	9,656	9,656
Inc.(1)	Preferred Stock (265,957 shares)	2,000	2,000
(Education)	Warrants	575	575

North American Archery, LLC	Loans	1,390	840
(Consumer Products)	Convertible Debentures	2,248	2,008
	Guaranty ($270)	—	—

Packaging Advantage	Debt Securities	11,586	11,586
Corporation	Common Stock (200,000 shares)	2,000	2,000
(Business Services)	Warrants	963	963

Professional Paint, Inc.	Debt Securities	21,409	21,409
(Consumer Products)	Preferred Stock (15,000 shares)	17,215	17,215
	Common Stock (110,000 shares)	69	3,069

Progressive International	Debt Securities	3,958	3,958
Corporation	Preferred Stock (500 shares)	500	500
(Consumer Products)	Common Stock (197 shares)	13	13
	Warrants	—	—

Staffing Partners Holding	Debt Securities	4,992	4,992
Company, Inc.	Preferred Stock (414,600 shares)	2,073	2,073
(Business Services)	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Total companies 5% to 25% owned		$211,030	$232,399

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies Less Than 5% Owned

Ability One Corporation	Loans	$10,657	$10,657
(Consumer Products)

ACE Products, Inc.	Loans	16,875	16,875
(Industrial Products)

Advantage Mayer, Inc.	Debt Securities	10,945	10,945
(Business Services)	Warrants	—	—

Allied Office Products, Inc.	Debt Securities	7,491	7,491
(Business Services)	Warrants	629	629

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

American Home Care Supply, LLC	Debt Securities	6,906	6,906
(Consumer Products)	Warrants	579	1,579

ASW Holding Corporation	Warrants	25	25
(Industrial Products)

Aurora Communications, LLC	Loans	15,809	15,809
(Broadcasting & Cable)	Equity Interest	2,461	6,050

Avborne, Inc.	Debt Securities	12,750	6,375
(Business Services)	Warrants	1,180	—

Bakery Chef, Inc.	Loans	17,018	17,018
(Consumer Products)

Blue Rhino Corporation(1)	Debt Securities	13,816	13,816
(Consumer Products)	Warrants	1,200	2,000

Border Foods, Inc.	Debt Securities	9,313	9,313
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	1,295	1,295
(Private Equity Fund)

CampGroup, LLC	Debt Securities	2,702	2,702
(Recreation)	Warrants	220	220

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,250	3,250
(Hospitality)

Celebrities, Inc.	Loan	244	244
(Broadcasting & Cable)	Warrants	12	550

Classic Vacation Group, Inc.(1)	Loan	6,399	6,399
(Consumer Products)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Component Hardware Group, Inc.	Debt Securities	$10,774	$10,774
(Industrial Products)	Preferred Stock (18,000 shares)	1,800	1,800
	Common Stock (2,000 shares)	200	200

Convenience Corporation of	Debt Securities	8,355	2,738
America	Preferred Stock (22,301 shares)	334	—
(Retail)	Warrants	—	—

Cooper Natural Resources, Inc.	Debt Securities	1,750	1,750
(Industrial Products)	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

Coverall North America, Inc.	Loan	10,309	10,309
(Business Services)	Debt Securities	5,324	5,324
	Warrants	—	—

CPM Acquisition Corporation	Loan	9,604	9,604
(Industrial Products)

CTT Holdings	Loan	1,388	1,388
(Consumer Products)

Drilltec Patents &	Loan	10,918	9,262
Technologies Company, Inc.	Debt Securities	1,500	1,500
(Industrial Products)	Warrants	—	—

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	1,875	1,800
(Private Equity Fund)

El Dorado Communications, Inc.	Loans	306	306
(Broadcasting & Cable)

Elexis Beta GmbH(3)	Options	426	526
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	6,509
(Business Services)	Warrants	1,157	—

Ex Terra Credit Recovery, Inc.	Preferred Stock (500 shares)	568	318
(Business Services)	Common Stock (2,500 shares)	—	—
	Warrants	—	—

Executive Greetings, Inc.	Debt Securities	15,938	15,938
(Business Services)	Warrants	360	360

Fairchild Industrial Products	Debt Securities	5,872	5,872
Company	Warrants	280	2,378
(Industrial Products)

Galaxy American	Debt Securities	48,869	39,217
Communications, LLC	Options	—	—
(Broadcasting & Cable)	Standby Letter of Credit ($750)	—	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Garden Ridge Corporation	Debt Securities	$26,948	$26,948
(Retail)	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (471 shares)	613	613

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	500
	Warrants	—	504

Global Communications, LLC	Loan	1,990	1,990
(Business Services)	Debt Securities	14,884	14,884
	Equity Interest	11,067	11,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	5,976
(Broadcasting & Cable)

Grant Television II LLC	Options	492	492
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	1,463	1,060
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,408	27,408
(Consumer Products)	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	315
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (37,821 shares)	1,219	1,519
(Business Services)

Impact Innovations Group, LLC	Debt Securities	6,598	6,598
(Business Services)	Warrants	1,674	1,674

Intellirisk Management Corporation	Loans	22,334	22,334
(Business Services)

Interline Brands, Inc.	Debt Securities	32,839	32,839
(Business Services)	Warrants	3,169	3,169

iSolve Incorporated	Preferred Stock (14,853 shares)	874	—
(Business Services)	Common Stock (13,306 shares)	14	—

Jakel, Inc.	Loan	22,291	22,291
(Industrial Products)

JRI Industries, Inc.	Debt Securities	1,972	1,972
(Industrial Products)	Warrants	74	74

Julius Koch USA, Inc.	Debt Securities	1,066	1,066
(Industrial Products)	Warrants	259	7,000

Kirker Enterprises, Inc.	Warrants	348	3,501
(Industrial Products)	Equity Interest	4	4

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Kirkland’s, Inc.	Debt Securities	$7,676	$7,676
(Retail)	Preferred Stock (917 shares)	412	412
	Warrants	96	96

Kyrus Corporation	Debt Securities	7,810	7,810
(Business Services)	Warrants	348	348

The Loewen Group, Inc.(1)	High-Yield Senior Secured Debt	15,150	12,440
(Consumer Services)

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	500
(Business Services)	Warrants	—	—

MedAssets.com, Inc.	Debt Securities	14,949	14,949
(Business Services)	Preferred Stock (260,417 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.(4)	Limited Partnership Interest	2,475	1,586
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Most Confiserie GmbH & Co KG(3)	Loan	933	933
(Consumer Products)

MVL Group, Inc.	Loan	1,856	1,856
(Business Services)	Debt Securities	14,806	14,806
	Warrants	643	643
	Guaranty ($1,357)	—	—

NetCare, AG(3)	Loan	811	811
(Business Services)

NETtel Communications, Inc.	Debt Securities and Receivables	11,334	4,334
(Telecommunications)

Northeast Broadcasting Group, L.P.	Debt Securities	310	310
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	330	330
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,341	11,341
(Business Services)	Warrants	900	1,500

Onyx Television GmbH(3)	Preferred Units (120,000 shares)	201	201
(Broadcasting & Cable)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

Opinion Research Corporation(1)	Debt Securities	$14,186	$14,186
(Business Services)	Warrants	996	996

Oriental Trading Company, Inc.	Debt Securities	12,847	12,847
(Consumer Products)	Preferred Equity Interest	1,500	1,500
	Common Equity Interest	—	—
	Warrants	13	588

Outsource Partners, Inc.	Debt Securities	23,994	23,994
(Business Services)	Warrants	826	826

Pico Products, Inc.	Loan	1,406	1,406
(Industrial Products)

Polaris Pool Systems, Inc.	Debt Securities	6,581	6,581
(Consumer Products)	Warrants	1,050	1,050

Powell Plant Farms, Inc.	Loan	16,993	16,993
(Consumer Products)

Proeducation GmbH(3)	Loan	206	206
(Education)

Prosperco Finanz Holding AG(3)	Convertible Debentures	4,899	4,899
(Financial Services)	Common Stock (1,528 shares)	956	956
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,051	5,051
(Business Services)	Equity Interest	—	—

Redox Brands, Inc.	Debt Securities	9,462	9,462
(Consumer Products)	Warrants	584	584

Schwinn Holdings Corporation	Debt Securities	10,195	1,835
(Consumer Products)

Seasonal Expressions, Inc.	Preferred Stock (504 shares)	500	—
(Consumer Products)

Simula, Inc.(1)	Loan	19,914	19,914
(Industrial Products)

Soff-Cut Holdings, Inc.	Debt Securities	8,569	8,569
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200
	Warrants	446	446

Southwest PCS, LLC	Loan	8,243	8,243
(Telecommunications)

Startec Global Communications	Loan	22,815	22,815
Corporation(1)	Debt Securities	21,286	10,301
(Telecommunications)	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

SunStates Refrigerated	Loans	$6,062	$4,573
Services, Inc.	Debt Securities	2,445	877
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973
(Retail)	Equity Interests	3,909	3,909
	Warrants

Tubbs Snowshoe	Debt Securities	3,913	3,913
Company, LLC	Equity Interests	500	500
(Consumer Products)	Warrants	54	54

United Pet Group, Inc.	Debt Securities	4,965	4,965
(Consumer Products)	Warrants	15	15

Updata Venture Partners, II, L.P.(4)	Limited Partnership Interest	2,300	3,865
(Private Equity Fund)

Velocita, Inc.(1)	Debt Securities	11,677	11,677
(Telecommunications)	Warrants	3,540	3,540

Venturehouse Group, LLC(4)	Equity Interest	667	398
(Private Equity Fund)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,000	743
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	18,624	18,624
(Consumer Products)	Warrants	1,429	3,129

Williams Brothers Lumber	Warrants	24	322
Company
(Retail)

Wilshire Restaurant Group, Inc.	Debt Securities	15,106	15,106
(Retail)	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000
(Consumer Products)

Woodstream Corporation	Loan	572	572
(Consumer Products)	Debt Securities	7,631	7,631
	Equity Interests	1,700	4,547
	Warrants	450	1,203

Total companies less than 5% owned		$891,231	$857,053

Total private finance (135 portfolio companies)		$1,553,966	$1,595,072

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			December 31, 2001
	Stated
(in thousands, except number of loans)	Interest	Face	Cost	Value

Commercial Real Estate Finance

Commercial Mortgage-Backed Securities

CMBS Bonds
Mortgage Capital Funding, Series 1998-MC3	5.5%	$54,491	$26,888	$26,888
Morgan Stanley Capital I, Series 1999-RM1	6.4%	51,046	21,462	21,462
COMM 1999-1	5.6%	74,879	35,636	35,636
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	45,527	22,272	22,272
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	96,432	44,732	44,732
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	34,856	16,304	16,304
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	29,005	11,326	11,326
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	43,046	20,535	20,535
FUNB CMT, Series 1999-C4	6.5%	49,287	22,253	22,253
Heller Financial, HFCMC Series 2000 PH-1	6.8%	45,456	18,657	18,657
SBMS VII, Inc., Series 2000-NL1	7.2%	24,230	13,309	13,309
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	40,502	19,481	19,481
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	41,084	19,418	19,418
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	31,471	11,455	11,455
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	58,786	29,050	29,050
JP Morgan-CIBC-Deutsche 2001	5.8%	60,889	29,584	29,584
Lehman Brothers-UBS Warburg 2001-C4	6.4%	65,130	32,326	32,326
SBMS VII, Inc., Series 2001-C1	6.1%	54,780	25,267	25,267
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	57,039	28,103	28,103
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	84,482	46,176	46,176
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	55,432	24,075	24,075
SBMS VII, Inc., Series 2001-C2	6.2%	72,422	40,037	40,037

Total CMBS bonds		1,170,272	558,346	558,346

Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)		24,207	24,207	24,207

Total CMBS		$1,194,479	$582,553	$582,553

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	7	$3,404	$5,100
	7.00%- 8.99%	30	34,583	36,589
	9.00%-10.99%	16	13,617	13,618
	11.00%-12.99%	14	11,977	11,979
	13.00%-14.99%	7	12,455	12,251
	15.00% and above	2	84	60

Total commercial mortgage loans		76	$76,120	$79,597

Residual Interest			$70,179	$69,879

Real Estate Owned			3,784	2,489

Total commercial real estate finance			$732,636	$734,518

Total portfolio			$2,286,602	$2,329,590

(3) Non-U.S. company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2002 and 2001 and for the three and six months ended June 30, 2002 and 2001 is unaudited)

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

      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests primarily in private companies in a variety of industries and non-investment grade commercial mortgage-backed securities (“CMBS”).

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2001 balances to conform with the 2002 financial statement presentation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the interim financial information does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and 2001, and changes in net assets and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      The private finance portfolio is presented in three categories — companies more than 25% owned which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25% which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains or losses from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

  Valuation of Portfolio Investments

      The Company, as a BDC, invests primarily in illiquid securities including debt and equity securities of private companies and non-investment grade CMBS. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company’s equity security has also appreciated in value, where appropriate. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale.

  Loans and Debt Securities

      For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value or overall financial condition or other factors lead to a determination of fair value at a different amount.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Loans classified as Grade 4 or Grade 5 assets do not accrue interest. Loan origination fees, original issue discount and market discount are capitalized and then amortized into interest income using the effective interest method. Prepayment premiums are recorded on loans when received.

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

  Equity Securities

      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

      The value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

      Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

  Commercial Mortgage-Backed Securities (“CMBS”)

      CMBS are carried at fair value, which is based upon a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors and the characteristics of the underlying cash flow. The Company’s assumption with regard to discount rate is based upon the yield of comparable securities. The Company recognizes income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS from the date the estimated yield is changed. The Company recognizes unrealized appreciation or depreciation on its CMBS, as comparable yields in the market change and/or whenever it determines that the value of its CMBS is less than the cost basis due to impairment in the underlying collateral pool.

  Residual Interest

      The Company values its residual interest from a previous securitization and recognizes income using the same accounting policies used for the CMBS. The residual interest is carried at fair value based on discounted estimated future cash flows. The Company recognizes income from the residual

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

interest using the effective interest method. At each reporting date, the effective yield is recalculated and used to recognize income until the next reporting date.

  Net Realized and Unrealized Gains or Losses

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

  Deferred Financing Costs

      Financing costs are based on actual costs incurred in obtaining debt financing and are deferred and amortized as part of interest expense over the term of the related debt instrument.

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

  Stock Compensation Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock compensation plans. Under this method, the Company records compensation expense for awards of stock options to employees only if the market price of the stock on the grant date exceeds the amount the employee is required to pay to acquire the stock.

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

      The consolidated financial statements include investments at value of $2,380,969,000 and $2,329,590,000 as of June 30 2002 and December 31, 2001, respectively, (93% and 95%, respectively, of total assets). Substantially all of these investments represent investments whose fair values have been determined by the board of directors in good faith in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, the board of directors’ estimated values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Note 3. Portfolio

  Private Finance

      At June 30, 2002 and December 31, 2001, the private finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,183,308	$1,050,752	13.9%	$1,169,673	$1,107,890	14.8%

Equity interests	397,704	584,507		384,293	487,182

Total	$1,581,012	$1,635,259		$1,553,966	$1,595,072

      Private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. Private finance investments are generally issued by

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

privately-owned companies and are generally illiquid and subject to restrictions on resale or transferability.

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At June 30, 2002 and December 31, 2001, approximately 97% and 98%, respectively, of the Company’s private finance loan portfolio was composed of fixed interest rate loans.

      Equity interests consist primarily of securities issued by privately-owned companies and may be subject to restrictions on their resale or may be otherwise illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate gain on sale.

      At June 30, 2002 and December 31, 2001, the Company had an investment at value totaling $251,920,000 and $227,449,000, respectively, in Business Loan Express, Inc. (“BLX”), a small business lender that participates in the SBA Section 7(a) Guaranteed Loan Program. The Company owns 94.9% of BLX’s common stock. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) on BLX’s 3-year unsecured revolving credit facility for $124,000,000. The amount guaranteed by the Company at June 30, 2002 was $48,100,000. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at June 30, 2002. In consideration for providing this guaranty, BLX will pay the Company an annual guaranty fee of approximately $3,100,000 in 2002. BLX is headquartered in New York, NY. The Company has also provided two standby letters of credit in connection with two term securitization transactions completed by BLX in the second quarter of 2002 totaling $10,550,000.

      At June 30, 2002 and December 31, 2001, the Company had an investment in The Hillman Companies, Inc. (formerly SunSource, Inc.) totaling $131,012,000 and $97,227,000 at value, respectively. The Company owns 93.2% of Hillman’s common stock. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. Hillman’s primary operations are located in Cincinnati, Ohio.

      At June 30, 2002 and December 31, 2001, the Company had an investment in WyoTech Acquisition Corporation at value totaling $77,008,000 and $60,388,000, respectively. The Company owned 91.35% of WyoTech’s common stock. WyoTech is a proprietary trade school and its primary operations are in Laramie, Wyoming. WyoTech was sold on July 1, 2002. See Note 13 for the subsequent event.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At June 30, 2002 and December 31, 2001, Grade 4 and 5 loans and debt securities that were not accruing interest at value were as follows:

	2002	2001
(in thousands)
Companies more than 25% owned	$721	$930

Companies 5% to 25% owned	899	2,848

Companies less than 5% owned	103,562	89,966

	$105,182	$93,744

      Included in Grade 4 and 5 loans and debt securities not accruing interest were assets valued at $8.9 million at June 30, 2002 and December 31, 2001 that represented receivables related to companies in liquidation. In addition to Grade 4 and 5 assets that are in workout, we may not accrue interest on loans to companies that are more than 50% owned by the Company if such companies are in need of additional capital and, therefore, the Company may defer current debt service. Loans and debt securities to such companies totaled $61,331,000 at value at June 30, 2002.

      The industry and geographic compositions of the private finance portfolio at value at June 30, 2002 and December 31, 2001 were as follows:

	2002	2001

Industry

Consumer products	30%	28%

Business services	24	22

Financial services	16	15

Industrial products	10	10

Retail	5	5

Education	5	5

Telecommunications	3	4

Broadcasting & cable	2	4

Other	5	7

Total	100%	100%

Geographic Region

Mid-Atlantic	42%	43%

West	20	19

Midwest	17	17

Southeast	14	14

Northeast	6	5

International	1	2

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  Commercial Real Estate Finance

      At June 30, 2002 and December 31, 2001, the commercial real estate finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
CMBS	$589,558	$613,423	14.8%	$582,553	$582,553	14.8%

Loans	61,890	62,001	7.9%	76,120	79,597	7.7%

Residual interest	69,341	69,042	9.3%	70,179	69,879	9.4%

Real estate owned	3,451	1,244		3,784	2,489

Total	$724,240	$745,710		$732,636	$734,518

  CMBS

      At June 30, 2002 and December 31, 2001, the CMBS portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
(in thousands)
CMBS bonds	$537,025	$560,890	14.6%	$558,346	$558,346	14.7%

Collateralized debt obligations	52,533	52,533	17.2%	24,207	24,207	16.9%

Total	$589,558	$613,423		$582,553	$582,553

      CMBS Bonds. At June 30, 2002 and December 31, 2001, the CMBS bonds, which were purchased from the original issuer, consisted of the following:

	2002	2001
($ in thousands)
Face	$1,181,989	$1,170,272

Original issue discount	(644,964)	(611,926)

Cost	$537,025	$558,346

Value	$560,890	$558,346

Yield	14.6%	14.7%

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Company’s most subordinate tranch will bear this loss first. At June 30, 2002, the Company’s CMBS bonds were subordinate to 92% to 97% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal, the Company invests in these CMBS bonds at an approximate discount of 50% from the face amount of the bonds.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The underlying rating classes of the CMBS bonds at value at June 30, 2002 and December 31, 2001 were as follows:

	2002		2001

		Percentage		Percentage
	Value	of Total	Value	of Total
($ in thousands)
BB+	$28,668	5.1%	$24,785	4.4%

BB	40,701	7.3	69,404	12.4

BB-	33,452	6.0	67,460	12.1

B+	123,056	21.9	103,560	18.6

B	158,035	28.2	131,362	23.5

B-	79,664	14.2	73,572	13.2

CCC	9,119	1.6	8,893	1.6

Unrated	88,195	15.7	79,310	14.2

Total	$560,890	100.0%	$558,346	100.0%

      At June 30, 2002 and December 31, 2001, the underlying pools of mortgage loans that are collateral for our CMBS bonds consisted of approximately 4,100 and 3,800 commercial mortgage loans with a total outstanding principal balance of $22.9 billion and $20.5 billion, respectively. At June 30, 2002 and December 31, 2001, 0.75% and 0.52%, respectively, of the mortgage loans in the underlying collateral pool for the Company’s CMBS bonds were over 30 days delinquent or were classified as real estate owned. The property types and the geographic composition of the mortgage loans in the underlying collateral pool calculated using the outstanding principal balance at June 30, 2002 and December 31, 2001 were as follows:

	2002	2001

Property Type

Retail	31%	31%

Housing	27	27

Office	21	22

Hospitality	7	7

Other	14	13

Total	100%	100%

Geographic Region

West	31%	32%

Mid-Atlantic	25	24

Midwest	22	21

Southeast	17	17

Northeast	5	6

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. The initial yield on each CMBS bond has been computed assuming an approximate 1% loss rate on its entire underlying collateral mortgage pool, with the estimated losses being assumed to occur in three equal installments in years three, six and nine. As each CMBS bond ages, the amount of losses and the expected timing of recognition of such

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

losses will be updated, and the respective yield will be adjusted as necessary. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

  Collateralized Debt Obligations. At June 30, 2002, the Company owned preferred shares in three collateralized debt obligations (“CDOs”) secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and investment and non-investment grade CMBS bonds. The investment grade REIT debt collateral consists of $852,826,000 issued by 39 REITs. The investment grade CMBS collateral consisted of bonds with a face amount of $402,142,000 issued in 26 separate CMBS transactions. The non-investment grade CMBS collateral consists of BB+, BB and BB- CMBS bonds with a face amount of $405,032,000 that were issued in 30 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDOs are $393,832,000 of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 22 separate CMBS transactions. The preferred shares are junior in priority for payment of principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At June 30, 2002, the Company’s preferred shares in the CDOs were subordinate to approximately 95% of the more senior tranches of debt issued by the CDOs. The yield on the CDOs at June 30, 2002 and December 31, 2001 was 17.2% and 16.9%, respectively.

      The Company acts as the directing certificate holder for the CMBS bonds and as the disposition consultant with respect to two of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services with respect to the CDOs, the Company collects annual fees based on the outstanding collateral pool balance, and for the six months ended June 30, 2002, this fee totaled $160,000.

  Loans

      The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

      At June 30, 2002 and December 31, 2001, approximately 75% and 25% and 76% and 24%, of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of June 30, 2002 and December 31, 2001, workout loans, or those loans in Grade 4 and 5, with a value of $15,860,000 and $15,241,000, respectively, were not accruing interest.

      The property types and the geographic composition securing the commercial mortgage loan portfolio at value at June 30, 2002 and December 31, 2001 were as follows:

	2002	2001

Property Type

Office	28%	34%

Hospitality	28	25

Retail	24	21

Recreation	3	4

Other	17	16

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Geographic Region

Southeast	40%	36%

Mid-Atlantic	17	23

West	23	20

Midwest	13	16

Northeast	7	5

Total	100%	100%

  Residual Interest

      At June 30, 2002 and December 31, 2001, the residual interest consisted of the following:

	2002		2001

	Cost	Value	Cost	Value
(in thousands)
Residual interest	$68,853	$68,853	$68,853	$68,853

Residual interest spread	488	189	1,326	1,026

Total	$69,341	$69,042	$70,179	$69,879

      The residual interest primarily consists of a retained interest totaling $68,853,000 from a 1998 asset securitization whereby bonds were sold in three classes rated AAA, AA and A. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied. At June 30, 2002, two classes of bonds rated AAA and AA+ are outstanding, for total bonds outstanding of $29,600,000. The Company has the right to call the bonds when the outstanding bond balance is less than $23,900,000. Once the bonds are fully repaid, either through the cash flows from the securitized loans or due to the Company calling the bonds, the remaining loans in the trust will be returned to the Company as payment on the residual interest.

      The Company sold $295 million of loans, and received cash proceeds, net of costs, of approximately $223 million in January 1998. The Company retained a trust certificate for its residual interest in a loan pool sold, and will receive interest income from this residual interest as well as the residual interest spread (“Residual”) from the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds. As of June 30, 2002 and December 31, 2001, the mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The outstanding bond classes sold had an aggregate weighted average interest rate of 6.7% and 6.6% as of June 30, 2002 and December 31, 2001, respectively.

      The Company uses a discounted cash flow methodology for determining the value of its retained Residual. In determining the cash flow of the Residual, the Company assumes a prepayment speed of 15% after the applicable prepayment lockout period and credit losses of 1% or approximately $1.1 million of the total principal balance of the underlying collateral throughout the life of the collateral. These assumptions result in an expected weighted average life of the bonds of 0.5 years. The value of the resulting Residual cash flows is then determined by applying a discount rate of 9% which, in the Company’s view, is commensurate with the market risk of comparable assets.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

      The Company records debt at cost. At June 30, 2002 and December 31, 2001, the Company had the following debt:

	2002		2001

	Facility	Amount	Facility	Amount
	Amount	Drawn	Amount	Drawn
(in thousands)
Notes payable and debentures:

Unsecured long-term notes payable	$694,000	$694,000	$694,000	$694,000

SBA debentures	101,800	94,500	101,800	94,500

Auction rate reset note	75,000	75,000	81,856	81,856

OPIC loan	5,700	5,700	5,700	5,700

Total notes payable and debentures	876,500	869,200	883,356	876,056

Revolving line of credit	527,500	139,750	497,500	144,750

Total	$1,404,000	$1,008,950	$1,380,856	$1,020,806

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At June 30, 2002, the notes had remaining maturities of one to four years. The weighted average fixed interest rate on the notes was 7.6% at June 30, 2002 and December 31, 2001. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      SBA Debentures. At June 30, 2002 and December 31, 2001, the Company had debentures payable to the SBA with terms of ten years and at fixed interest rates ranging from 5.9% to 8.2% and 2.4% to 8.2%, respectively. At June 30, 2002, the debentures had remaining maturities of three to ten years. The weighted average interest rate was 7.0% and 6.7% at June 30, 2002 and December 31, 2001, respectively. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity. At June 30, 2002, the Company has a commitment from the SBA to borrow up to an additional $7,300,000 above the amount outstanding. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. The Company has an Auction Rate Reset Senior Note Series A that matures on December 2, 2002, and bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly and the Company, at its option, may pay or defer such interest payments. The amount outstanding on the note will increase as interest due is deferred. Deferred interest may be repaid at any time without penalties.

      As a means to repay the note, the Company has entered into an agreement with the placement agent of this note to serve as the placement agent on a future issuance of $75.0 million of debt, equity or other securities in one or more public or private transactions. Alternatively, the Company may repay the note in cash without conducting a capital raise. If the Company chooses to pay in cash without conducting a capital raise, the Company will incur additional expense of approximately $2,063,000.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

      Scheduled future maturities of notes payable and debentures at June 30, 2002, are as follows:

Amount Maturing
Year	(in thousands)

2002	$75,000

2003	140,000

2004	221,000

2005	179,000

2006	180,700

Thereafter	73,500

Total	$869,200

  Revolving Line of Credit

      The Company has an unsecured revolving line of credit for $527,500,000. The facility may be expanded up to $600,000,000 at the Company’s option. The facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 4.1% and 3.2% at June 30, 2002 and December 31, 2001, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line expires in August 2003, and may be extended under substantially similar terms for one additional year at the Company’s sole option. The line of credit requires monthly interest payments and all principal is due upon its expiration.

      The average debt outstanding on the revolving line of credit was $67,710,000 and $106,338,000 for the six months ended June 30, 2002 and for the year ended December 31, 2001, respectively. The maximum amount borrowed under this facility and the weighted average interest rate for the six months ended June 30, 2002 and for the year ended December 31, 2001, were $145,250,000 and $213,500,000, and 3.2% and 5.4%, respectively.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2002, the Company was in compliance with these covenants.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity

      Sales of common stock for the six months ended June 30, 2002, and the year ended December 31, 2001 were as follows:

	2002	2001
(in thousands)
Number of common shares	1,946	13,286

Gross proceeds	$51,800	$301,539

Less costs including underwriting fees	(1,880)	(14,651)

Net proceeds	$49,920	$286,888

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

      Dividend reinvestment plan activity for the six months ended June 30, 2002 and for the year ended December 31, 2001 was as follows:

	2002	2001
(in thousands, except per share amounts)
Shares issued	128	271

Average price per share	$24.34	$23.32

Note 7. Earnings Per Common Share

      Earnings per common share for the three and six months ended June 30, 2002 and 2001 were as follows:

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$73,454	$46,106	$129,415	$98,134

Less preferred stock dividends	(55)	(55)	(110)	(110)

Income available to common shareholders	$73,399	$46,051	$129,305	$98,024

Basic shares outstanding	101,660	89,356	100,822	87,441

Dilutive options outstanding to officers	1,780	1,492	2,078	1,525

Diluted shares outstanding	103,440	90,848	102,900	88,966

Basic earnings per common share	$0.72	$0.52	$1.28	$1.12

Diluted earnings per common share	$0.71	$0.51	$1.26	$1.10

Note 8. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid dividends of $0.53 and $0.55 per common share for the first and second quarters of 2002, respectively. The dividends totaled $56,223,000 and $109,482,000 for the three and six months ended June 30, 2002, respectively. The

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Dividends and Distributions, continued

Company’s Board of Directors also declared a dividend of $0.56 per common share for the third quarter of 2002.

Note 9. Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 2002 and 2001, the Company paid $34,055,000, and $31,916,000, respectively, for interest. For the six months ended June 30, 2002 and 2001, the Company’s non-cash financing activities totaled $5,498,000 and $7,569,000, respectively, and includes stock option exercises and dividend reinvestment.

Note 10. Hedging Activities

      The Company invests in BB+, BB and BB- CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate. The Company has entered into transactions with two financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved the Company receiving the proceeds from the sale of the borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities as of June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002		December 31, 2001
(in thousands)
Description of Issue	Cost	Value	Cost	Value

10-year Treasury, due August 2011	$2,074	$2,008	$19,175	$17,989

10-year Treasury, due August 2011	1,010	1,040	5,693	5,656

10-year Treasury, due August 2011	7,585	7,917	23,636	23,618

5-year Treasury, due February 2006	5,590	5,746	—	—

10-year Treasury, due August 2011	19,404	19,903	—	—

10-year Treasury, due February 2012	2,624	2,665	—	—

10-year Treasury, due February 2012	25,351	26,445	—	—

10-year Treasury, due February 2012	18,990	19,065	—	—

	$82,628	$84,789	$48,504	$47,263

      Obligations to replenish borrowed Treasury securities as of June 30, 2002 and December 31, 2001 were $84,789,000 and $47,263,000, respectively, and are recorded as other liabilities. As of June 30, 2002, the total obligations on the hedge had increased since the original sale date due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $2,161,000. The net proceeds related to the sales of the borrowed Treasury securities of $82,628,000 and $48,504,000 have been recorded as an other asset at June 30, 2002 and December 31, 2001, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Financial Highlights

	At and for the
	Six Months Ended
	June 30,		At and for the Years Ended December 31,

	2002(5)	2001(5)	2001	2000	1999	1998	1997

Per Common Share Data

Net asset value, beginning of period	$13.57	$12.11	$12.11	$10.20	$8.79	$8.07	$8.34

Net investment income before income tax benefit (expense) and net realized and unrealized gains(1)	0.94	0.92	1.92	1.53	1.18	1.06	0.94

Income tax benefit (expense)(1)	—	—	0.01	—	—	(0.01)	(0.03)

Net realized and unrealized gains(1)	0.32	0.18	0.23	0.41	0.46	0.45	0.36

Minority interests(1)	—	—	—	—	—	—	(0.03)

Net increase in net assets resulting from operations	1.26	1.10	2.16	1.94	1.64	1.50	1.24

Net decrease in net assets from shareholder distributions(2)	(1.08)	(0.99)	(2.01)	(1.82)	(1.60)	(1.43)	(1.71)

Net increase in net assets from capital share transactions	0.27	0.57	1.31	1.79	1.37	0.65	0.20

Net asset value, end of period	$14.02	$12.79	$13.57	$12.11	$10.20	$8.79	$8.07

Market value, end of period	$22.65	$23.15	$26.00	$20.88	$18.31	$17.31	$22.25

Total return	(9.18)%	15.56%	35.43%	25.47%	14.99%	(15.74)%	77.76%

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)

Ending net assets	$1,434,453	$1,171,661	$1,352,123	$1,029,692	$667,513	$491,358	$420,060

Common shares outstanding at end of period(3)	102,296	91,578	99,607	85,057	65,414	55,919	52,047

Diluted weighted average shares outstanding	102,900	88,966	93,003	73,472	60,044	51,974	49,251

Employee and administrative expenses/ average net assets	1.74%	1.85%	3.80%	4.98%	6.25%	7.09%	4.66%

Total expenses/average net assets(4)	4.26%	4.79%	9.31%	11.88%	12.44%	11.86%	12.43%

Net investment income/ average net assets(4)	6.94%	7.54%	15.15%	13.55%	12.61%	12.72%	11.15%

Portfolio turnover rate	8.33%	6.27%	10.04%	28.92%	34.19%	63.53%	42.72%

Average debt outstanding	$940,357	$812,500	$847,121	$707,400	$461,500	$261,300	$336,800

Average debt per share	$9.14	$9.13	$9.11	$9.63	$7.69	$5.03	$6.84

(1)	Based on diluted weighted average number of shares outstanding for the period.

(2)	For the year ended December 31, 1997, shareholder distributions include $0.51 of merger-related dividends.

(3)	Excludes 234,977, 516,779 and 810,456 common shares held in the deferred compensation trust at or for the years ended December 31, 2000, 1999, and 1998, respectively.

(4)	For the purpose of calculating the ratios, total expenses and net investment income for the year ended December 31, 1997 exclude merger expenses of $5,159,000.

(5)	The results for the six months ended June 30, 2002 and 2001, respectively, are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Litigation

      As of August 13, 2002, the Company is aware of seven class action lawsuits that have been filed in the United States District Court for the Southern District of New York against it, certain of its directors and officers and its former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that the Company misstated the value of certain portfolio investments in its financial statements, which allegedly resulted in the purchase of its common stock by purported class members at artificially inflated prices. Several of the complaints also allege state law claims for common law fraud. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. The Company believes that each of the lawsuits is without merit, and it intends to defend each of these lawsuits vigorously. While the Company does not expect these matters to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

      The Company also is party to certain other lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Note 13. Subsequent Events

      On July 1, 2002, the Company completed the sale of WyoTech Acquisition Corporation for approximately $84.4 million in cash. The Company’s total cash proceeds from the sale of WyoTech, including the repayment of debt and preferred stock and the sale of our 91% common equity ownership, were approximately $77.0 million, resulting in a realized gain of $60.6 million in the third quarter of 2002 on the transaction. The sale of WyoTech is subject to post-closing working capital adjustments, if any, and customary indemnification provisions. Total interest and related portfolio income earned from WyoTech for the three months ended June 30, 2002 was $1.8 million, which will no longer occur due to the sale of the investment on July 1, 2002.

      On July 31, 2002, the Company completed the sale of $82.7 million of CMBS, which resulted in a realized gain of approximately $12 million. The bonds sold had an effective yield of 12%. Additionally, the Company reversed previously recorded net unrealized appreciation of approximately $5 million related to these bonds.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Allied Capital Corporation and Subsidiaries:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2002, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2002, changes in net assets and cash flows for the six-month period ended June 30, 2002, and financial highlights (included in Note 11) for the six-month period ended June 30, 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

      The consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the statement of investments, as of December 31, 2001, and financial highlights (included in note 11) for the year then ended, were audited by other auditors whose report dated February 20, 2002 expressed an unqualified opinion on those statements.

/s/ KPMG LLP

Washington, D.C.

July 22, 2002, except as to notes 12 and 13 which are
  as of August 13, 2002 and July 31, 2002, respectively

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

      Financial or other information presented for private finance portfolio companies has been obtained from the portfolio company, and the financial information presented may represent unaudited, projected or pro forma financial information, and therefore may not be indicative of actual results. In addition, the private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by accounting principles generally accepted in the United States of America.

OVERVIEW

      We are a business development company that provides long-term debt and equity investment capital to support the expansion of companies in a variety of industries. Our lending and investment activity is generally focused in private finance and commercial real estate finance, primarily in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable.

      Our portfolio composition at June 30, 2002 and December 31, 2001 was as follows:

	At	At
	June 30,	December 31,
	2002	2001

Private Finance	69%	68%

Commercial Real Estate Finance	31%	32%

Small Business Finance	—%	—%

      Our earnings depend primarily on the level of interest and related portfolio income, fee income and net realized and unrealized gains or losses earned on our investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence new investment activity, the amount of loans for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields at and for the three and six months ended June 30, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the		At and for the		At and for
	Three Months		Six Months		the Year
	Ended June 30,		Ended June 30,		Ended December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value	$2,381.0	$2,000.6	$2,381.0	$2,000.6	$2,329.6

Investments funded	$115.5	$149.0	$195.5	$299.8	$680.3

Change in accrued or reinvested interest and dividends	$6.2	$10.9	$19.5	$25.5	$51.6

Repayments	$36.0	$12.2	$67.0	$42.5	$74.5

Sales	$1.2	$39.4	$126.3	$74.6	$130.0

Yield*	13.8%	14.2%	13.8%	14.2%	14.3%

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio, investment activity and yields at and for the three and six months ended June 30, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the		At and for the		At and for
	Three Months		Six Months		the Year
	Ended June 30,		Ended June 30,		Ended December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value:

Loans and debt securities	$1,050.8	$1,044.5	$1,050.8	$1,044.5	$1,107.9

Equity interests	584.5	360.9	584.5	360.9	487.2

Total portfolio	$1,635.3	$1,405.4	$1,635.3	$1,405.4	$1,595.1

Investments funded	$32.2	$93.3	$69.8	$113.9	$287.7

Change in accrued or reinvested interest and dividends	$7.0	$12.2	$19.1	$24.4	$48.9

Repayments	$27.2	$6.1	$56.0	$23.1	$43.8

Yield*	13.9%	14.6%	13.9%	14.6%	14.8%

*	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Private finance new investment activity across the industry slowed during 2001, largely due to a lack of available senior debt capital and the state of the economy in general. We believe the level of merger and acquisition activity throughout the U.S. has continued to be depressed into 2002, and we have seen fewer opportunities for mezzanine or equity investment in the first six months of 2002 as compared to 2001. We believe the environment for private finance investing appears to be improving and, although the merger and acquisition environment remains slow, we are seeing more new investment opportunities related to recapitalization and growth financings. In the third quarter of 2002, we have completed two financings totaling $51 million to date. We are also beginning to see increasing activity within our own portfolio as there are several companies in the private finance portfolio that are in the process of exploring sale, initial public offering or recapitalization events. This means that we may see opportunities to continue our involvement with some of these companies by financing the buyout or recapitalization transactions. This activity could also result in additional potential realized or unrealized gains for the remainder of 2002 and into 2003.

      Investments funded during the three and six month periods ended June 30, 2002 and the year ended December 31, 2001 consisted of the following:

	Loans and	Equity
	Debt Securities	Interests	Total
($ in thousands)
For the three months ended June 30, 2002(1)

Companies more than 25% owned	$12,550	$3,378	$15,928

Companies 5% to 25% owned	5,400	7,000	12,400

Companies less than 5% owned	3,359	463	3,822

Total	$21,309	$10,841	$32,150

For the six months ended June 30, 2002(1)

Companies more than 25% owned	$15,962	$3,759	$19,721

Companies 5% to 25% owned	7,494	7,046	14,540

Companies less than 5% owned	34,023	1,506	35,529

Total	$57,479	$12,311	$69,790

For the year ended December 31, 2001(1)

Companies more than 25% owned	$47,860	$78,260	$126,120

Companies 5% to 25% owned	8,203	3,721	11,924

Companies less than 5% owned	142,144	7,548	149,692

Total	$198,207	$89,529	$287,736

(1)	The private finance portfolio is presented in three categories—companies more than 25% owned which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and therefore are deemed controlled by us under the 1940 Act; companies owned 5% to 25% which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     At June 30, 2002, we had outstanding funding commitments of $69.0 million to portfolio companies, including $31.6 million committed to private venture capital funds.

      We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time we may opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and providing a subsequent growth investment.

      We may acquire more than 50% of the common stock of a company in a control buyout transaction. Control investments are generally structured such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. In some cases for companies that are more than 50% owned, we may not accrue interest on loans and debt securities if such company is in need of additional capital and, therefore, we may defer current debt service. Our most significant investments acquired through control buyout transactions at June 30, 2002 were The Hillman Companies, Inc., (formerly SunSource, Inc.), acquired in 2001, Business Loan Express, Inc., acquired in 2000 and WyoTech Acquisition Corporation, acquired in 1998.

      The Hillman Companies, Inc. During 2001, we acquired 93.2% of the common equity of SunSource, Inc. for $71.5 million in cash. Subsequently, SunSource completed the sale of its STS business unit and distributed $16.5 million in cash to us, reducing our common stock cost basis to $57.2 million at December 31, 2001. As part of the STS sale, we invested $3.2 million in the new STS. During the third quarter of 2001, we received fees from SunSource of $2.8 million related to transaction assistance for the SunSource sale and STS sale, and $1.6 million for the syndication of SunSource’s senior credit facilities. In addition, we realized a gain of $2.5 million from the sale of warrants prior to the buyout transaction. During the first quarter of 2002, SunSource changed its name to The Hillman Companies, Inc., also referred to as Hillman. At June 30, 2002, our investment in Hillman totaled $131.0 million at value, or 5% of total assets. The value of our investment in Hillman increased by $32.8 million during the second quarter of 2002 as discussed below.

      Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. Hillman has certain patent-protected products including key duplication technology that is important to its business. Hillman’s primary operations are located in Cincinnati, Ohio.

      For the six months ended June 30, 2002, Hillman had total revenue of $139 million, earnings before interest, taxes, depreciation, amortization and management fees, or EBITDAM, of $23 million, and profits before taxes of $3 million. Hillman is above plan for the year and as of June 30, 2002, is projected to achieve revenues of approximately $276 million, EBITDAM of approximately $50 million, and profits before taxes of approximately $7 million for the year ending December 31, 2002. Hillman had total assets of $360 million and total debt of $141 million at June 30, 2002. Hillman is current on all of its debt obligations and is in compliance with all debt covenants.

      Business Loan Express, Inc. On December 31, 2000, we acquired 94.9% of BLC Financial Services, Inc. in a “going private” buyout transaction for $95.2 million. We issued approximately 4.1 million shares of our common stock, or $86.1 million of new equity, and paid $9.1 million in cash to acquire BLC, which thereafter changed its name to Business Loan Express, Inc.

      As part of the transaction, we recapitalized Allied Capital Express, our small business lending operation, as an independently managed private portfolio company and merged it into Business Loan Express. We contributed certain assets, including our online rules-based underwriting technology and fixed assets, and transferred 37 employees to the private portfolio company. Upon completion of the transaction, our investment in Business Loan Express as of December 31, 2000 totaled $204.1 million and consisted of $74.5 million of subordinated debt, $25.1 million of preferred stock, and $104.5 million of common stock. At June 30, 2002, our investment in Business Loan Express totaled $251.9 million at value, or 9.8% of our total assets. During the second quarter of 2002, the value of our investment in Business Loan Express increased by $19.9 million, and as of June 30, 2002, we have recorded total unrealized appreciation of $35.4 million on this investment.

      Business Loan Express is the nation’s second largest non-bank government guaranteed lender utilizing the Small Business Administration’s 7(a) Guaranteed Loan Program and is licensed by the Small Business Administration as a Small Business Lending Company (SBLC). Therefore, changes in the laws or regulations that govern SBLCs or the Small Business Administration’s 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material impact on Business Loan Express or its operations. Business Loan Express is a preferred lender as designated by the Small Business Administration in 67 markets across the United States, and originates, sells and services small business loans. In addition to the 7(a) Guaranteed Loan Program, Business Loan Express originates loans under the USDA Business and Industry Guaranteed Loan Program and originates conventional small business loans. Business Loan Express has offices in 35 cities and is headquartered in New York, New York.

      Unaudited financial data for Business Loan Express at and for the year ended June 30, 2002 was as follows:

At and for the
Year Ended
June 30, 2002(1)
(unaudited)
($ in millions)
Operating Data

Total revenue	$84.6

Profits before taxes	$3.6

Earnings before interest, taxes and management fees (EBITM)	$43.0

Balance Sheet Data

Total assets(2)	$276.2

Total debt	$183.0

Total shareholders’ equity	$59.0

Other Data

Total loan originations	$565.1

Serviced loan portfolio	$1,372.6

Number of loans	2,083

Loan delinquencies(3)	9.4%

(1)	Financial results at and for the year ended June 30, 2002 are preliminary and not audited and are therefore subject to adjustment prior to completion of the audit.

(2)	Included in total assets is $6 million of goodwill. There is no other goodwill on BLX’s balance sheet. We acquired 94.9% of BLC Financial Services, Inc. on December 31, 2000. “Push-down” accounting was not required with respect to this transaction; accordingly, goodwill was not recorded by BLX.

(3)	Represents the percentage of loans in the serviced portfolio that are greater than 30 days delinquent, which includes loans in workout status. Delinquencies for the types of small business loans made by BLX typically range between 8% and 12%.

      The loans originated by Business Loan Express, or BLX, are generally secured by commercial real estate. Loans originated under the 7(a) Guaranteed Loan Program also require the personal guarantee of the borrower and, in many cases, the loans are also secured by additional real estate collateral. Because the loans are secured by collateral, Business Loan Express’ annual loan losses for its SBA 7(a) loans, computed using the unguaranteed balance of the SBA 7(a) serviced portfolio, were 0.6% on average for the last five years.

      Business Loan Express sells or securitizes substantially all of the loans it originates. BLX currently sells the guaranteed piece of SBA 7(a) guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1% and 1.6% of the guaranteed loan amount. Alternatively, BLX may sell the guaranteed piece of SBA 7(a) guaranteed loans at par and retain an annual servicing spread, at current prices, of generally between 4.0% and 4.8%. BLX securitizes the unguaranteed piece of the SBA 7(a) loans and other loans it originates. Typically, BLX retains between 0% and 2.7% of the loan securitization pools and receives a spread from the excess of loan interest received on the loans sold over the interest cost on the securities issued in the securitization generally between 4.7% and 4.8%.

      As a result of BLX’s guaranteed loan sales and as a result of securitization transactions, BLX had assets at June 30, 2002 totaling approximately $106 million representing the residual interests in and servicing assets for loans sold or securitized, together referred to as Residual Interests. These Residual Interests represent the discounted present value of future cash flow streams to be received from loans sold or securitized after making allowances for prepayments, losses and loan delinquencies.

      If loan payments on all loans were to be received as stated in the loan agreements, estimated future cash flows to BLX from loans sold or securitized would total approximately $412 million in the aggregate over the remaining term of these loans. Of the approximate $412 million, estimated cash flows for the years ended June 30, 2003, 2004, 2005, and 2006 would be approximately $33 million, $31 million, $30 million and $29 million, respectively.

      Business Loan Express has a three-year $124 million revolving credit facility. As the controlling shareholder of Business Loan Express, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of Business Loan Express under the revolving credit facility. The amount guaranteed by us at June 30, 2002 was $48.1 million. This guaranty can be called by the lenders only in the event of a default by Business Loan Express. Business Loan Express was in compliance with the terms of the revolving credit facility at June 30, 2002. We have also provided two standby letters of credit in connection with two term securitization transactions completed by Business Loan Express in the second quarter of 2002 totaling $10.6 million.

      Business Loan Express is currently contemplating a corporate restructure and recapitalization whereby the company would convert from a corporation to a limited liability company. This restructure would enable the company to have greater flexibility as it grows. Upon such restructure and recapitalization our equity interests would be converted to membership units and the earnings of Business Loan Express would pass through to its members as dividends. There can be no assurance when or if the corporate restructure and recapitalization will occur.

      WyoTech Acquisition Corporation. On July 1, 2002, we sold WyoTech Acquisition Corporation for $84.4 million in cash. We acquired WyoTech in December of 1998 and owned 91% of the common equity of WyoTech. At June 30, 2002, our investment had a cost basis of $16.4 million, which represented all of the debt ($12.6 million), preferred stock ($3.7 million) and 91% of the common equity capital ($0.1 million) of WyoTech. Our total cash proceeds from the sale of WyoTech, including the repayment of debt and preferred stock and the sale of our 91% common equity ownership, were approximately $77.0 million, resulting in a realized gain of approximately $60.6 million on the transaction. At June 30, 2002, we determined the fair value of our investment in WyoTech to be $77.0 million, which resulted in an increase in fair value during the second quarter of

$6.6 million. The sale of WyoTech is subject to post-closing working capital adjustments, if any, and customary indemnification provisions.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity and yields at and for the three and six months ended June 30, 2002 and 2001 and at and for the year ended December 31, 2001 were as follows:

	At and for the		At and for the		At and for
	Three Months		Six Months		the Year
	Ended June 30,		Ended June 30,		Ended December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value:

CMBS bonds	$560.9	$405.5	$560.9	$405.5	$558.3

Collateralized debt obligations	52.5	24.9	52.5	24.9	24.2

Total CMBS	613.4	430.4	613.4	430.4	582.5

Commercial mortgage loans	62.0	87.8	62.0	87.8	79.6

Residual interest	69.0	74.9	69.0	74.9	69.9

Real estate owned	1.3	2.1	1.3	2.1	2.5

Total Portfolio	$745.7	$595.2	$745.7	$595.2	$734.5

Investments funded	$83.3	$55.7	$125.7	$185.9	$392.6

Change in accrued or reinvested interest	$(0.8)	$(1.3)	$0.4	$1.1	$2.7

Repayments	$8.8	$6.1	$11.0	$19.4	$30.7

Sales	$1.2	$39.4	$126.3	$74.6	$130.0

Yield*	13.7%	13.6%	13.7%	13.6%	13.5%

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned.

     Our primary commercial real estate investment activity is the investment in non-investment grade commercial mortgage-backed securities, or CMBS. In 1998, we began to take advantage of a unique market opportunity to acquire non-investment grade CMBS bonds at significant discounts from the face amount of the bonds. We believe that CMBS is an attractive asset class because of the yields that can be earned on a security that is secured by commercial mortgage loans, and ultimately commercial real estate properties. We plan to continue our CMBS investment activity, however, in order to maintain a balanced portfolio, we expect that CMBS will continue to represent approximately 20% to 25% of our total assets. Our CMBS investment activity level will be dependent upon our ability to invest in CMBS at attractive yields.

      Our commercial real estate investment activity for the three and six months ended June 30, 2002 and for the year ended December 31, 2001 was as follows:

	Amount Invested

	Face		Amount
	Amount	Discount	Funded	Yield(1)
($ in millions)
For the three months ended June 30, 2002

CMBS bonds	$143.3	$(65.0)	$78.3	13.9%

CDOs	4.9	—	4.9	16.6%

Commercial mortgage loans	0.1	—	0.1	10.0%

Total	$148.3	$(65.0)	$83.3	14.0%

	Amount Invested

	Face		Amount
	Amount	Discount	Funded	Yield(1)
($ in millions)
For the six months ended June 30, 2002

CMBS bonds	$181.4	$(83.8)	$97.6	14.7%

CDOs	28.0	—	28.0	17.5%

Commercial mortgage loans	0.1	—	0.1	10.0%

Total	$209.5	$(83.8)	$125.7	15.2%

For the year ended December 31, 2001

CMBS bonds	$661.4	$(295.6)	$365.8	14.0%

CDOs	24.6	—	24.6	16.9%

Commercial mortgage loans	2.2	—	2.2	10.0%

Total	$688.2	$(295.6)	$392.6	14.2%

(1)	The yield on new CMBS bond investments will vary from period to period depending on the concentration of lower yielding BB+, BB and BB- CMBS bonds purchased in that period to the total amount invested.

     CMBS Bonds. The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At June 30, 2002, our CMBS bonds were subordinate to 92% to 97% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of principal, we invest in these CMBS bonds at an approximate discount of 50% from the face amount of the bonds.

      The underlying pools of mortgage loans that are collateral for our new CMBS bond investments for the six months ended June 30, 2002 and for the year ended December 31, 2001 had respective underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Six Months		For the Year Ended
	Ended June 30,		December 31,

	2002		2001

Loan to Value Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$401.9	16%	$1,259.7	15%

60-65%	178.7	7	941.6	11

65-70%	264.1	11	1,140.6	14

70-75%	799.5	32	2,400.4	29

75-80%	812.7	33	2,466.4	30

Greater than 80%	12.0	1	119.6	1

Total	$2,468.9	100%	$8,328.3	100%

Weighted average loan to value	70.4%		69.7%

	For the Six Months		For the Year Ended
	Ended June 30,		December 31,

	2002		2001
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$103.3	4%	$484.8	6%

1.76-2.00	84.2	3	158.2	2

1.51-1.75	240.3	10	855.0	10

1.26-1.50	1,631.8	66	5,008.3	60

1.00-1.25	409.3	17	1,822.0	22

Total	$2,468.9	100%	$8,328.3	100%

Weighted average debt service coverage ratio	1.41		1.48

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

     As a part of our strategy to maximize our return on equity capital, we sold CMBS bonds rated BB+, BB and BB- during the six months ended June 30, 2002, and during 2001 totaling $123.3 million and $124.5 million, respectively. These bonds had an effective yield of 11.2% and 10.3%, and were sold for $128.8 million and $126.8 million, respectively, resulting in realized gains on the sales. The sales of these lower-yielding bonds increased our overall liquidity. We did not sell any CMBS bonds during the second quarter of 2002.

      The effective yield on our CMBS portfolio at June 30, 2002 and December 31, 2001 was 14.6% and 14.7%, respectively. The yield on the CMBS portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB and BB- CMBS bonds held in the portfolio. At June 30, 2002 and December 31, 2001, the unamortized discount related to the CMBS portfolio was $645.0 million and $611.9 million, respectively. At June 30, 2002, the CMBS bond portfolio had a fair value of $560.9 million, which included net unrealized appreciation on the CMBS bonds of $23.9 million.

      At June 30, 2002, the underlying pools of mortgage loans that are collateral for our CMBS bonds consisted of approximately 4,100 commercial mortgage loans with a total outstanding principal balance of $22.9 billion. At June 30, 2002 and December 31, 2001, 0.75% and 0.52%, respectively, of the loans in the underlying collateral pool for our CMBS bonds were over 30 days delinquent or were classified as real estate owned.

      On July 31, 2002, we sold $129.8 million of face amount of CMBS bonds, with a cost basis of $82.7 million, and recognized a gain on the sale of approximately $12 million. The CMBS bonds sold represent a strip of BB+ through B from our portfolio and had a weighted average yield to maturity of 12%. The CMBS bonds were sold to institutional investors. We had recorded approximately $5 million in net unrealized appreciation, which is net of unrealized depreciation on the related hedge of approximately $1 million, related to these CMBS bonds in the second quarter of 2002. Therefore, this sale will contribute earnings of approximately $7 million to the third quarter of 2002. Upon completion of the CMBS bond sale, we continue to own $471.3 million of non-investment grade CMBS bonds at value with a yield to maturity of 15.2%.

      Collateralized Debt Obligations. During the six months ended June 30, 2002, and the year ended December 31, 2001, we invested in the preferred shares of two and one, respectively, collateralized debt obligations, or CDOs, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds. The investment grade REIT debt collateral consists of $852.8 million issued by 39 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $402.1 million issued in 26 separate CMBS transactions. The non-investment grade CMBS collateral consists of BB+, BB and BB- CMBS bonds with a face amount of $405.0 million that were issued in 30 separate CMBS transactions. Included in the CMBS collateral for the CDOs are $393.8 million of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by us, which were issued in 22 separate CMBS transactions. The preferred shares are junior in priority for payment of principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At June 30, 2002, our preferred shares in the CDOs were subordinate to approximately 95% of the more senior tranches of debt issued by the CDOs. The yield on the CDOs was 17.2% and 16.9% at June 30, 2002, and December 31, 2001, respectively.

      Commercial Mortgage Loans. We have been liquidating much of our whole commercial mortgage loan portfolio so that we can redeploy the proceeds into higher yielding assets. For the three and six months ended June 30, 2002, and for the year ended December 31, 2001, we sold $1.2 million, $3.0 million and $5.5 million, respectively, of commercial mortgage loans. At June 30, 2002, our whole commercial real estate loan portfolio had been reduced to $62.0 million from $79.6 million at December 31, 2001.

      Residual Interests. The residual interest primarily consists of a retained interest totaling $68.9 million from a 1998 asset securitization whereby bonds were sold in three classes rated AAA, AA and A. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied. At June 30, 2002, two classes of bonds rated AAA and AA+ are outstanding, for total bonds outstanding of $29.6 million. On August 9, 2002, the bonds rated AA+ were upgraded to AAA. We have the right to call the bonds when the outstanding bond balance is less than $23.9 million. Once the bonds are fully repaid, either through the cash flows from the securitized loans or due to us calling the bonds, the remaining loans in the trust will be returned to us as payment on the residual interest. At June 30, 2002, the residual interest had a fair value of $69.0 million.

Portfolio Asset Quality

      We employ a standard grading system for the entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of interest or principal is expected. Grade 4 is used for investments that are in workout and for which some loss of current interest is expected, but no loss of principal is expected. Grade 5 is used for investments that are in workout and for which some loss of principal is expected and the investment is written down to net realizable value.

      At June 30, 2002 and December 31, 2001, our portfolio was graded as follows:

	2002		2001

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)

1	$793.6	33.3%	$603.3	25.9%

2	1,400.0	58.8	1,553.8	66.7

3	46.7	2.0	79.5	3.4

4	43.6	1.8	44.5	1.9

5	97.1	4.1	48.5	2.1

	$2,381.0	100.0%	$2,329.6	100.0%

      Total Grades 4 and 5 assets as a percentage of the total portfolio at value at June 30, 2002 and December 31, 2001 were 5.9% and 4.0%, respectively. We expect that a number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate significantly from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

      For the total investment portfolio, workout loans not accruing interest, or those loans in Grade 4 and 5, were $121.4 million at value at June 30, 2002, or 5.1% of the total portfolio. Included in this category at June 30, 2002, were assets valued at $8.9 million that represent receivables related to companies in liquidation and loans of $16.2 million that were secured by commercial real estate. Workout loans not accruing interest were $109.0 million at value at December 31, 2001 or 4.7% of the total portfolio of which $8.9 million represented receivables related to companies in liquidation, and $15.2 million represented loans secured by commercial real estate. In addition to Grade 4 and 5 assets that are in workout, we may not accrue interest on loans to companies which are more than 50% owned by us from time to time if such companies are in need of additional capital and, therefore, we may defer current debt service. Loans and debt securities to such companies totaled $61.3 million at value at June 30, 2002. Loans greater than 90 days delinquent were $89.4 million at value at June 30, 2002, or 3.8% of the total portfolio. Included in this category are loans valued at $22.0 million that are secured by commercial real estate. Loans greater than 90 days delinquent were $39.1 million at value at December 31, 2001 or 1.7% of the total portfolio. Included in this category are loans valued at $14.1 million that were secured by commercial real estate.

      As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from quarter to quarter. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans greater than 90 days delinquent or on non-accrual status is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment principal (Grade 5 assets).

      At June 30, 2002 and December 31, 2001, 0.75% and 0.52% of the loans in the underlying collateral pool for our CMBS bond portfolio were over 30 days delinquent or were classified as real estate owned. We closely monitor the performance of all of the loans in the underlying collateral pools securing our CMBS investments.

Other Assets and Other Liabilities

      Because we invest in BB+, BB and BB- rated CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved receiving the proceeds from the sales of the borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price.

      The total obligations to replenish borrowed Treasury securities were $84.8 million and $47.3 million at June 30, 2002 and December 31, 2001, respectively, which included unrealized depreciation on the obligations of $2.2 million and unrealized appreciation on the obligations of $1.2 million, respectively, due to changes in the yield on the borrowed Treasury securities. The obligations have been recorded as an other liability. The proceeds related to the sales of the borrowed Treasury securities were $82.6 million and $48.5 million at June 30, 2002 and December 31, 2001, respectively, and have been recorded as an other asset.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2002 and 2001

      The following table summarizes our condensed operating results for the three months ended June 30, 2002 and 2001.

	For the Three
	Months Ended
	June 30,
				Percent
	2002	2001	Change	Change
($ in thousands, except per share amounts)

	(unaudited)

Interest and Related Portfolio Income

Interest and dividends	$62,692	$58,824	$3,868	7%

Premiums from loan dispositions	46	910	(864)	(95%)

Fees and other income	10,455	9,005	1,450	16%

Total interest and related portfolio income	73,193	68,739	4,454	6%

Expenses

Interest	17,515	15,951	1,564	10%

Employee	8,274	7,610	664	9%

Administrative	4,843	3,060	1,783	58%

Total operating expenses	30,632	26,621	4,011	15%

Net investment income before net realized and unrealized gains	42,561	42,118	443	1%

Net Realized and Unrealized Gains

Net realized gains (losses)	(755)	3,837	(4,592)	*

Net unrealized gains	31,648	151	31,497	*

Total net realized and unrealized gains	30,893	3,988	26,905	*

Net increase in net assets resulting from operations	$73,454	$46,106	$27,348	59%

Diluted earnings per share	$0.71	$0.51	$0.20	39%

Weighted average shares outstanding — diluted	103,440	90,848	12,592	14%

*	Net realized and net unrealized gains and losses can fluctuate significantly from quarter to quarter. As a result, quarterly comparisons of net realized and net unrealized gains and losses may not be meaningful.

     Net increase in net assets resulting from operations, or net income, results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus net realized and unrealized gains or losses.

      Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest income, premiums from loan dispositions and fees and other income.

	For the Three
	Months Ended
	June 30,

	2002	2001
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$73.2	$68.7

Per share	$0.71	$0.76

      The increase in interest income earned results primarily from the growth of our investment portfolio. Our investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 10% to $1,796.5 million at June 30, 2002 from $1,639.7 million at June 30, 2001. The weighted average yield on the interest-bearing investments in the portfolio at June 30, 2002 and 2001 was as follows:

	June 30,

	2002	2001

Private Finance	13.9%	14.6%

Commercial Real Estate Finance	13.7%	13.6%

Total Portfolio	13.8%	14.2%

      Included in premiums from loan dispositions are prepayment premiums of $0 and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, management services to portfolio companies, guaranties and other advisory services. We generate fee income for the transaction services and management services that we provide. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance and risk management.

      Fees and other income for the quarter ended June 30, 2002 included fees of $2.6 million related to structuring and diligence, fees of $1.8 million related to transaction services provided to portfolio companies, and fees of $6.0 million related to management services provided to portfolio companies, guaranty and other advisory services. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Business Loan Express, Hillman and WyoTech are our most significant portfolio investments and together represent 17.9% of our total assets at June 30, 2002. Total interest and related portfolio income earned from these investments for the three months ended June 30, 2002 and 2001 was $14.0 million and $10.2 million, respectively. Total interest and related portfolio income earned from WyoTech for the three months ended June 30, 2002 was $1.8 million, which will no longer occur due to the sale of the investment on July 1, 2002.

      Operating Expenses. Operating expenses include interest, employee and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended June 30, 2002 and 2001 are attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving credit facility. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	June 30,

	2002	2001
($ in millions)
Total Outstanding Debt	$1,009.0	$881.1

Average Outstanding Debt	$942.3	$812.5

Weighted Average Cost	7.2%	7.4%

BDC Asset Coverage*	256%	247%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 103 and 101 at June 30, 2002 and 2001, respectively.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums and various other expenses. The increase in administrative expenses as compared to the same period in 2001 includes approximately $1.2 million from legal, consulting and other fees, including costs incurred to defend against class action lawsuits alleging violations of securities laws and to respond to market activity in our stock. Administrative expenses also increased by approximately $0.1 million due to increased costs for corporate liability insurance, $0.3 million due to outsourced technology assistance, and $0.2 million due to travel costs, including corporate aircraft depreciation.

      Realized Gains and Losses. Net realized gains (losses) resulted from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and CMBS bonds, offset by losses on investments. Net realized and unrealized gains and losses were as follows:

	For the Three
	Months Ended
	June 30,

	2002	2001
($ in millions)
Realized Gains	$2.5	$4.7

Realized Losses	(3.3)	(0.9)

Net Realized Gains (Losses)	$(0.8)	$3.8

Net Unrealized Gains	$31.6	$0.2

      Realized gains and losses for the three months ended June 30, 2002, resulted from various private finance and commercial real estate finance transactions. Realized gains for the three months ended June 30, 2002, primarily resulted from transactions involving two private finance portfolio companies, Cumulus Media, Inc. ($0.5 million) and Alderwoods Group, Inc. ($0.1 million), and one commercial real estate investment ($1.3 million). We reversed previously recorded unrealized appreciation totaling $2.1 million and $2.9 million when gains were realized for the three months ended June 30, 2002 and 2001, respectively.

      Realized losses for the three months ended June 30, 2002, primarily resulted from transactions involving three private finance portfolio companies, iSolve Incorporated ($0.9 million), Sure-Tel, Inc. ($0.5 million) and Soff-Cut Holdings, Inc. ($0.5 million), and one commercial real estate investment ($1.1 million). We reversed previously recorded unrealized depreciation totaling $2.0 million and $1.5 million when losses were realized for the three months ended June 30, 2002 and 2001, respectively.

      Unrealized Gains and Losses. We determine the fair value of each investment in our portfolio on a quarterly basis, and changes in fair value result in unrealized gains or losses being recognized. At June 30, 2002, $2,381.0 million, or 93% of our total assets, represented investments recorded at value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no ready market for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Changes in fair value are recorded in the statement of operations as unrealized gains and losses.

      As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies and non-investment grade CMBS. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

      Valuation Methodology — Private Finance. Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based upon the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, or acquisition, recapitalization or restructuring related items.

      In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be private relative to a peer group, but the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

      If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies are determined based upon various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other pertinent factors such as recent offers to purchase a portfolio company’s equity interest or other potential liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

      Valuation Methodology — CMBS Bonds. CMBS bonds are carried at fair value, which is based upon a discounted cash flow model which utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors and the characteristics of the underlying cash flow. Our assumption with regard to discount rate is based upon the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our

CMBS bonds, as comparable yields in the market change and/or whenever we determine that the value of our CMBS bonds is less than the cost basis due to impairment in the underlying collateral pool.

      Net unrealized gains for the second quarter of 2002 were $31.6 million, which included $113.8 million of unrealized gains and $82.2 million of unrealized losses.

      Private Finance. We increased the fair value of our investment in The Hillman Companies, Inc. by $32.8 million in the second quarter of 2002. The fair value of our investment in Hillman is based upon our estimate of Hillman’s enterprise value of approximately $350 million, including all debt. As discussed above, there is no one methodology to determine enterprise value. As multiples or EBITDAM fluctuate over time, this may or may not impact our estimate of Hillman’s enterprise value. The following is a simplified summary of the methodology that we used to determine the fair value of our investment in Hillman.

      Since Hillman’s results can be affected by seasonal changes, we believe using projected 2002 results for valuation purposes is most appropriate. Hillman is performing better than Hillman’s originally projected 2002 revenue and EBITDAM estimates, resulting in part from the closing of a former corporate headquarters for cost savings, the completion of an acquisition and successful expansion into Canada. Hillman is above its original projections for the year as of June 30, 2002, and its 2002 revenue and EBITDA is expected to exceed revenue and EBITDA for 2001.

      We believe the current enterprise value for Hillman is approximately $350 million, or approximately 7 times 2002 projected EBITDAM of $50 million. The 7 times multiple was determined by obtaining the average multiple of enterprise value to EBITDA for comparable public companies in Hillman’s peer group and discounting that average multiple to arrive at a private company multiple. We then subtracted Hillman’s debt (including $41.0 million of subordinated debt owed to us) and Hillman’s trust preferred securities estimated to be currently outstanding to arrive at a common equity value of approximately $102 million. We then took our 78% fully diluted share of the resulting equity value and added to it the cost basis of our share of two securities, including a note receivable from GC-Sun Holdings II, LP (Kar Products, LP) and preferred stock of STS Operating, Inc., owned by Hillman that are anticipated to be distributed to us in the third quarter of 2002. We arrived at a total fair value of our common equity of approximately $90 million. We compared the $90 million fair value to our basis in Hillman’s common equity of $57.2 million and recorded an unrealized gain of $32.8 million.

      We increased the fair value of our investment in Business Loan Express, or BLX, by $19.9 million in the second quarter of 2002 or just slightly under 10% of the total amount invested. BLX has just completed its first full fiscal year of operations since our acquisition of the company in December 2000. During 2002, BLX achieved most of its goals, including launching a conventional small business loan product. The fair value for our investment in BLX is based upon our estimate of BLX’s enterprise value of approximately $390 million, including all debt. As discussed above, there is no one methodology to determine enterprise value. The following is a simplified summary of the methodology that we used to determine the fair value of our investment in BLX.

      To determine the enterprise value of BLX, we determined that financial services companies are generally valued using multiples of net income. We have capitalized BLX with $87 million of subordinated debt. For purposes of valuation, we assumed in a sale transaction that a portion of this $87 million would be considered equity and that BLX would increase the size of its senior debt facility to approximately $155 million. Given this assumption, we then computed a pro forma net income for BLX taking its preliminary, unaudited 2002 earnings before interest, taxes and management fees, and subtracting pro forma interest, assuming the higher level of senior debt and no outstanding subordinated debt. We then computed taxes at a rate of 40 percent, which resulted in pro forma net income for BLX of approximately $23 million for fiscal year 2002 and a projected pro forma net income for fiscal year 2003 of approximately $26 million. We then performed three valuation analyses to determine the fair value of BLX — assuming an initial public offering of BLX, assuming the sale of BLX, and, lastly, considering discounted trading ranges for similar companies in the public markets. In performing these analyses, we used a publicly traded peer group and reviewed merger and acquisition transactions that occurred in the last five years in the commercial finance sector. These analyses resulted in a range of estimated enterprise values, and we selected $390 million, which was at the low end of the range. After deducting outstanding debt and preferred stock from the enterprise value to reach an equity value, we determined the value of our 92.8% fully diluted common equity interest to be approximately $140.0 million. We compared the $140.0 million fair value to the fair value of our common equity at March 31, 2002 of $120.1 million, and recorded an unrealized gain of $19.9 million in the second quarter of 2002. As multiples or pro forma net income fluctuate over time, this may or may not impact our determination of the fair value of our investment in BLX.

      During the second quarter of 2002, we also increased the fair value of: WyoTech Acquisition Corporation by $6.6 million based on the proceeds received from the sale of this investment in July 2002; Blue Rhino and Kirkland’s by $7.8 million and $5.7 million, respectively, based on the public market valuations of each company’s stock; and CorrFlex Graphics LLC by $11.8 million based on strong earnings growth and upon indicative valuation estimates received from third parties. In addition, we recorded unrealized appreciation totaling $14.0 million on nine other investments in our portfolio.

      During the second quarter of 2002, we decreased the fair value of our investment in Startec Global Communications Corporation by $10.2 million to reflect the current plan of reorganization filed with the bankruptcy court this quarter. We also decreased the fair value of our investment in Velocita, Inc. by $4.3 million. Velocita filed for bankruptcy under Chapter 11 in June 2002, and, based upon the assessment of an independent third party regarding Velocita’s liquidation value, we do not expect to recover our investment. Our investment has a fair value of zero at June 30, 2002.

      We also recorded $69.9 million in unrealized losses during the second quarter of 2002, largely due to conditions in the manufacturing, technology and media sectors, and the continuing effects of the events of September 11th, 2001. Portfolio companies for which unrealized depreciation was recorded this quarter include five companies in the portfolio that have been affected by weakness in the manufacturing sector for which we decreased fair value by $20.6 million; five companies that have been affected by lower levels of technology spending for which we decreased fair value by $14.7 million; two companies in the media sector that have declined in fair value due to declining values in this sector for which we decreased fair value by $7.7 million; and two companies that continued to endure difficulties during the second quarter of 2002 as a result of the attacks of September 11th that have declined in fair value by $11.3 million. As the economy improves, the financial performance of these portfolio companies may also improve. However, there can be no assurance when or if these companies’ performance may improve.

      CMBS Bonds. We recorded a net increase in the fair value of our CMBS bond portfolio by $20.7 million in the second quarter of 2002. We determined the fair value of our CMBS bond portfolio using a discounted cash flow model based upon (i) the current performance of the underlying collateral loans, which utilizes prepayment and loss assumptions based upon historical and projected experience, economic factors and the characteristics of the underlying cash flow, and (ii) current market yields for comparable CMBS bonds, based upon Treasury rates and market spreads.

      Cash flow assumptions. With respect to the cash flows of the underlying collateral loans securing the CMBS bonds, the performance of the collateral loans to date is generally consistent with our original assumptions. We continue to assume no prepayments on the collateral loans prior to maturity, as prepayments on the loans prior to maturity are generally prohibited or there are significant penalties, such as prepayment premiums, yield maintenance and/or defeasance requirements. Our credit loss assumptions for the underlying collateral loans at the time of investment in the CMBS bonds were generally estimated to assume that approximately 1% of the underlying collateral loan principal would be lost, and that one-third of the losses would be realized in year three, one-third in year six, and one-third in year nine. We believe that this is an appropriate approach to setting loss assumptions, as losses are expected to occur throughout the life of the CMBS bonds. As of June 30, 2002, total estimated losses in the underlying collateral pools over the life of the CMBS bonds were assumed to total approximately $220 million.

      Through June 30, 2002, $0.5 million in actual losses have been realized, and we have specifically identified approximately $25.1 million of additional potential losses. The actual losses and potential expected losses of approximately $25.6 million to date as of June 30, 2002 are less than the losses originally estimated to have been realized by this point, which were estimated at approximately $51.8 million. While the losses identified as of June 30, 2002 are less than our originally estimated losses, we have not reduced the original estimates of the total expected losses over the life of the CMBS bonds as we continue to believe they are reasonable. Loss assumptions affecting future cash flows are updated quarterly to reflect the estimated current and expected performance of the collateral loans on a loan-by-loan basis.

      Yield assumptions. During the second quarter of 2002, the overall yields on newly-issued CMBS bonds rated BB+ through B declined due to the decline in Treasury yields combined with the narrowing of spreads, resulting in market yields for these bond classes being lower than the yields-to-maturity on our CMBS bonds for the same classes. More buyers of CMBS bonds have recently entered the market, particularly buyers for BB+ through BB rated CMBS bonds, which has contributed to the decline in spreads for these bond classes during the second quarter. Historically, we have found yields on new issuances to be in the same range as the CMBS bonds we own. We confirmed our CMBS bond portfolio pricing estimates with respect to spreads for our BB+ through B rated bonds with other CMBS bond market participants. Lower yields imply an increase in the value of our BB+ through B rated CMBS bond portfolio. The yields on B- through the non-rated classes have generally remained relatively consistent with the yields on our CMBS bonds in these classes. Pricing for these deeply subordinated classes of bonds are generally much more a function of the credit quality of a single issuance than market conditions.

      Fair Value. We have determined the fair value of our CMBS bonds based upon a discounted cash flow model using expected future cash flows and current market yields, as discussed above, to be approximately $560.9 million, and as a result have recorded net unrealized appreciation on the CMBS bonds of $23.9 million at June 30, 2002.

      Because we invest in BB+, BB and BB- rated CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved receiving the proceeds from the sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. The net proceeds related to the sales of the borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities totaled $82.6 million and $84.8 million, respectively, and have been included in other assets and other liabilities, respectively, at June 30, 2002. As of June 30, 2002, the total obligations on the hedge had increased to $84.8 million due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligation of $2.2 million. The decrease in the value of the hedge during the three months ended June 30, 2002 was $3.2 million and was recorded as an unrealized loss.

      The net unrealized gain on the CMBS bonds of $23.9 million, net of the unrealized loss on the hedge of $3.2 million, resulted in a net unrealized gain from the CMBS bond portfolio of $20.7 million for the three months ended June 30, 2002.

      Given that Treasury yields fluctuate, it is possible that there may be future adjustments to the fair value of the CMBS bonds. As a result, we have not classified the appreciated CMBS bonds as Grade 1 assets at June 30, 2002, since they may not result in any future capital gain. Therefore, CMBS bonds remain in Grade 2.

      Other Matters. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were 103.4 million and 90.8 million for the three months ended June 30, 2002 and 2001, respectively.

      We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions generally differ from net increase in net assets resulting from operations for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

      In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet investment diversification requirements as defined in the Internal Revenue Code; and (4) distribute annually to shareholders at least 90% of our investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2002 and 2001

      The following table summarizes our condensed operating results for the six months ended June 30, 2002 and 2001.

	For the Six
	Months Ended
	June 30,
				Percent
	2002	2001	Change	Change
($ in thousands, except per share amounts)

	(unaudited)

Interest and Related Portfolio Income

Interest and dividends	$127,665	$113,699	$13,966	12%

Premiums from loan dispositions	1,659	1,731	(72)	(4%)

Fees and other income	26,260	18,380	7,880	43%

Total interest and related portfolio income	155,584	133,810	21,774	16%

Expenses

Interest	34,984	31,881	3,103	10%

Employee	16,309	14,056	2,253	16%

Administrative	7,861	6,027	1,834	30%

Total operating expenses	59,154	51,964	7,190	14%

Net investment income before net realized and unrealized gains	96,430	81,846	14,584	18%

Net Realized and Unrealized Gains

Net realized gains	8,850	4,991	3,859	*

Net unrealized gains	24,135	11,297	12,838	*

Total net realized and unrealized gains	32,985	16,288	16,697	*

Net increase in net assets resulting from operations	$129,415	$98,134	$31,281	32%

Diluted earnings per share	$1.26	$1.10	$0.16	15%

Weighted average shares outstanding — diluted	102,900	88,966	13,934	16%

*	Net realized and net unrealized gains and losses can fluctuate significantly from period to period. As a result, year-to-date comparisons of net realized and net unrealized gains and losses may not be meaningful.

     Net increase in net assets resulting from operations, or net income, results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus net realized and unrealized gains or losses.

      Total interest and related portfolio income. Total interest and related portfolio income includes interest income, premiums from loan dispositions and fees and other income.

	For the Six
	Months Ended
	June 30,

	2002	2001
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$155.6	$133.8

Per share	$1.51	$1.50

      The increase in interest income earned results primarily from the growth of our investment portfolio. Our investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 9% to $1,794.3 million at June 30, 2002 from $1,639.7 million at June 30, 2001. The weighted average yield on the interest-bearing investments in the portfolio at June 30, 2002 and 2001 was as follows:

	June 30,

	2002	2001

Private Finance	13.9%	14.6%

Commercial Real Estate Finance	13.7%	13.6%

Total Portfolio	13.8%	14.2%

      Included in net premiums from loan dispositions are prepayment premiums of $1.6 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, management services to portfolio companies, guaranty and other advisory services. We generate fee income for the transaction services and management services that we provide. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance and risk management.

      Fees and other income for the six months ended June 30, 2002 included fees of $10.6 million related to structuring and diligence, fees of $3.8 million related to transaction services provided to portfolio companies, and fees of $11.7 million related to management services provided to portfolio companies, other advisory services and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Business Loan Express, Hillman and WyoTech are our most significant portfolio investments and together represent 17.9% of our total assets at June 30, 2002. Total interest and related portfolio income earned from these investments for the six months ended June 30, 2002 and 2001 was $28.1 million and $17.8 million, respectively. Total interest and related portfolio income earned from WyoTech for the six months ended June 30, 2002 was $3.6 million, which will no longer occur due to the sale of the investment.

      Operating Expenses. Operating expenses include interest, employee and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the six months ended June 30, 2002 and 2001 are attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving credit facility. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Six Months
	Ended
	June 30,

	2002	2001
($ in millions)
Total Outstanding Debt	$1,009.0	$881.1

Average Outstanding Debt	$940.4	$801.3

Weighted Average Cost	7.2%	7.4%

BDC Asset Coverage*	256%	247%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The increase in salaries and employee benefits for the periods presented reflects wage increases and the experience level of employees hired. Total employees were 103 and 101 at June 30, 2002 and 2001, respectively.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums and various other expenses. The increase in administrative expenses as compared to the same period in 2001 includes approximately $1.2 million from legal, consulting and other fees, including costs incurred to defend against class action lawsuits alleging violations of securities laws and to respond to market activity in our stock. Administrative expenses also increased by approximately $0.1 million due to increased costs for corporate liability insurance and $0.5 million due to outsourced technology assistance.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans, commercial mortgage loans and CMBS bonds, offset by losses on investments. Net realized and unrealized gains and losses were as follows:

	For the Six
	Months Ended
	June 30,

	2002	2001
($ in millions)
Realized Gains	$15.4	$6.6

Realized Losses	(6.5)	(1.6)

Net Realized Gains	8.9	5.0

Net Unrealized Gains	$24.1	$11.3

      Realized gains and losses for the six months ended June 30, 2002, resulted from various private finance and commercial real estate finance transactions. Realized gains for the six months ended June 30, 2002, primarily resulted from transactions involving three private finance portfolio companies, Aurora Communications, LLC ($4.9 million), Cumulus Media, Inc. ($0.5 million) and Alderwoods Group, Inc. ($0.1 million), the sale of CMBS bonds ($7.1 million, including a realized gain from the related hedge of $1.6 million) and one commercial real estate investment ($1.3 million). For the six months ended June 30, 2002 and 2001, we reversed previously recorded unrealized appreciation totaling $7.3 million and $4.0 million, respectively, when gains were realized.

      Realized losses for the six months ended June 30, 2002 primarily resulted from transactions involving four private finance portfolio companies, The Loewen Group, Inc. ($2.7 million), iSolve Incorporated ($0.9 million), Sure-Tel, Inc. ($0.5 million) and Soff-Cut Holdings, Inc. ($0.5 million), and one commercial real estate investment ($1.1 million). In January 2002, The Loewen Group, Inc. emerged from bankruptcy and as a result, we exchanged our debt securities for new debt securities and publicly traded common stock in the reorganized company, which resulted in a realized loss. The Loewen Group, Inc. changed its name to Alderwoods Group, Inc. For the six months ended June 30, 2002 and 2001, we reversed previously recorded unrealized depreciation totaling $5.2 million and $2.2 million, respectively, when losses were realized.

      Unrealized Gains and Losses. For a discussion of our fair value methodology and how it affects unrealized gains and losses, see “Unrealized Gains and Losses” included in the “Comparison of Three Months Ended June 30, 2002 and 2001.”

      Net unrealized gains for the six months ended June 30, 2002 were $24.1 million, which included $121.2 million of unrealized gains, and $97.1 million of unrealized losses. Unrealized gains and losses for the six months ended June 30, 2002 included those discussed under the caption “Unrealized Gains and Losses” included in the “Comparison of Three Months Ended June 30, 2002 and 2001.” In addition, unrealized gains in the first quarter of 2002 were $13.8 million related to unrealized appreciation in our investments in WyoTech ($10.0 million) and Blue Rhino ($3.8 million). Unrealized losses in the first quarter of 2002 were $15.9 million primarily related to unrealized depreciation in our investment in Velocita, Inc. ($10.9 million) and Alderwoods Group, Inc. ($2.0 million).

      Other Matters. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were

102.9 million and 89.0 million for the six months ended June 30, 2002 and 2001, respectively.

      We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions generally differ from net increase in net assets resulting from operations for the fiscal year due to timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

      In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet investment diversification requirements as defined in the Internal Revenue Code; and (4) distribute annually to shareholders at least 90% of our investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At June 30, 2002, and December 31, 2001, we had $4.3 million and $0.9 million, respectively, in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. Our objective is to manage to a low cash balance and fund new originations with our revolving line of credit.

Debt and Other Commitments

      We had outstanding debt at June 30, 2002 and December 31, 2001, as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
At June 30, 2002

Notes payable and debentures:

Unsecured long-term notes	$694.0	$694.0	7.8%

Small Business Administration debentures	101.8	94.5	8.2%

Auction rate reset note	75.0	75.0	3.7%

Overseas Private Investment Corporation loan	5.7	5.7	6.6%

Total notes payable and debentures	$876.5	$869.2	7.4%

Revolving line of credit	527.5	139.8	4.1	%(2)

Total debt	$1,404.0	$1,009.0	7.2%

At December 31, 2001

Notes payable and debentures:

Unsecured long-term notes	$694.0	$694.0	7.8%

Small Business Administration debentures	101.8	94.5	7.7%

Auction rate reset note	81.9	81.9	3.9%

Overseas Private Investment Corporation loan	5.7	5.7	6.6%

Total notes payable and debentures	$883.4	$876.1	7.4%

Revolving line of credit	497.5	144.7	3.2	%(2)

Total debt	$1,380.9	$1,020.8	7.0%

(1)	The annual interest cost includes the cost of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings.
(2)	The current interest rate payable on the revolving line of credit was 4.1% and 3.2% at June 30, 2002 and December 31, 2001, respectively, which excludes the annual cost of commitment fees and other facility fees of $2.0 million.

      Unsecured Long-Term Notes. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2003. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $111.7 million from the Small Business Administration. At June 30, 2002, the Small Business Administration has a commitment to lend up to an additional $7.3 million above the amount outstanding. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. We have an Auction Rate Reset Senior Note Series A that matures on December 2, 2002 and bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly, and we, at our option, may pay or defer and capitalize such interest payments. The amount outstanding on the note will increase as interest due is deferred and capitalized. As a means to repay the note, we have entered into an agreement with the placement agent of this note to serve as the placement agent on a future issuance of $75.0 million of debt, equity or other securities in one or more public or private transactions. Alternatively, we may repay the note in cash without conducting a capital raise. If we choose to pay in cash without conducting a capital raise, we will incur additional expense of approximately $2.1 million.

      Revolving Line of Credit. As of June 30, 2002, we have a $527.5 million unsecured revolving line of credit that expires in August 2003, with the right to extend maturity for one additional year at our sole option under substantially similar terms. This facility was increased by $30.0 million during the first quarter of 2002 from $497.5 million at December 31, 2001, and may be further expanded up to $600 million. As of June 30, 2002, $382.4 million remains unused and available, net of amounts committed for standby letters of credit of $5.3 million issued under the line of credit facility. The credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

      We have various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2002, we were in compliance with these covenants.

      The following table shows our significant contractual obligations as of June 30, 2002.

		Payments Due By Year

($ in millions)							After
Contractual Obligations	Total	2002	2003	2004	2005	2006	2006

Notes payable and debentures:

Unsecured long-term notes	$694.0	$—	$140.0	$214.0	$165.0	$175.0	$—

Small Business Administration debentures	94.5	—	—	7.0	14.0	—	73.5

Auction rate reset note	75.0	75.0	—	—	—	—	—

Overseas Private Investment Corporation loan	5.7	—	—	—	—	5.7	—

Revolving line of credit(1)	139.8	—	—	139.8	—	—	—

Operating leases	22.3	1.3	2.6	2.7	2.7	2.6	10.4

Total contractual cash obligations	$1,031.3	$76.3	$142.6	$363.5	$181.7	$183.3	$83.9

(1)	The revolving line of credit expires in August 2003, and may be extended under substantially similar terms for one additional year at our sole option. We assume that we would exercise our option to extend the revolving line of credit, resulting in an assumed maturity of August 2004.

      The following table shows, as of June 30, 2002, our contractual commitments that may have the effect of creating, increasing or accelerating our liabilities.

		Amount of Commitment Expiration Per Year

($ in millions)							After
Commitments	Total	2002	2003	2004	2005	2006	2006

Standby letters of credit	$11.3	$—	$—	$5.3	$—	$—	$6.0

Guarantees	52.2	1.0	—	50.3	0.2	—	0.7

Total commitments	$63.5	$1.0	$—	$55.6	$0.2	$—	$6.7

Equity Capital and Dividends

      Because we are a regulated investment company, we distribute income and require external capital for growth. Because we are a business development company, we are limited in the amount of debt capital we may use to fund our growth, since we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings, or approximately a 1 to 1 debt to equity capital ratio.

      To support our growth during the three and six months ended June 30, 2002 and for the year ended December 31, 2001, we raised $30.0 million, $49.9 million and $286.9 million, respectively, in new equity capital through the sale of shares from our shelf registration statement. We issue equity from time to time when we have attractive investment opportunities. In addition, during the three and six months ended June 30, 2002 and for the year ended December 31, 2001, we raised $1.5 million, $3.1 million and $6.3 million, respectively, in new equity capital through the issuance of shares through our dividend reinvestment plan. At June 30, 2002, total shareholders’ equity had increased to $1,434.5 million.

      Our board of directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. For the first and second quarters of 2002, the board of directors declared a dividend of $0.53 and $0.55 per common share, respectively. The board of directors has recently declared a dividend of $0.56 per common share for the third quarter of 2002, which will be paid on September 27, 2002 to shareholders of record on September 13, 2002. Dividends are paid based on our taxable income, which includes our taxable interest and fee income as well as taxable net realized capital gains. Our board of directors evaluates whether to retain or distribute capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains that exceed a normal capital gains distribution level, and therefore avoid any unusual spike in dividends in any one year. The dividend policy also enables the board of directors to selectively retain gains to support future growth.

      We plan to maintain a strategy of financing our business with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. Cash flow from operations before new investments was $258.1 million for the six months ended June 30, 2002, and $330.8 million for the year ended December 31, 2001. Cash flow from operations before new investments has historically been sufficient to finance our operations.

      We maintain a matched-funding philosophy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our short-term credit facilities as a means to bridge to long-term financing, which may or may not result in temporary differences in the matching of estimated maturities. We evaluate our interest rate exposure on an ongoing basis. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      At June 30, 2002, our debt to equity ratio was 0.70 to 1 and our weighted average cost of funds was 7.2%. We had $382.4 million available under our revolving line of credit. As a result of the receipt of $77.0 million from the sale of WyoTech on July 1, 2002 and the receipt of $94.7 million from the sale of CMBS bonds on July 31, 2002, there were no amounts drawn on the revolving line of credit as of August 1, 2002. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $522.2 million on August 1, 2002. We believe that we have access to capital sufficient to fund our ongoing investment and operating activities.

CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

        Valuation of Portfolio Investments. As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value, where appropriate. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale.

        Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value or overall financial condition or other factors lead to a determination of fair value at a different amount.

      When we receive nominal cost warrants or free equity securities (“nominal cost equity”), we allocate our cost basis in our investment between debt securities and nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Loans classified as Grade 4 or Grade 5 assets do not accrue interest. Loan origination fees, original issue discount and market discount are capitalized and then amortized into interest income using the effective interest method. The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date. Prepayment premiums are recorded on loans when received.

      Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

      The value of our equity interests in public companies for which market quotations are readily available is based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

      Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

      Commercial Mortgage-Backed Securities (“CMBS”). CMBS are carried at fair value, which is based upon a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors and the characteristics of the underlying cash flow. Our assumption with regard to discount rate is based upon the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS as comparable yields in the market change and/or whenever we determine that the value of our CMBS is less than the cost basis due to impairment in the underlying collateral pool.

      Residual Interest. We value our residual interest from a previous securitization and recognize income using the same accounting policies used for the CMBS. The residual interest is carried at fair value based on discounted estimated future cash flows. We recognize income from the residual interest using the effective interest method. At each reporting date, the effective yield is recalculated and used to recognize income until the next reporting date.

      Net Realized and Unrealized Gains or Losses. Realized gains or losses are measured by the difference between the net proceeds from the sale and the cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the year, net of recoveries. Unrealized gains or losses reflect the change in portfolio investment values during the reporting period.

      Fee Income. Fee income includes fees for diligence, structuring, transaction services, management services and investment advisory services rendered by us to portfolio companies and other third parties. Diligence, structuring and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and investment advisory services fees are generally recognized as income as the services are rendered.

INVESTMENT CONSIDERATIONS

      Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

      Investing in private companies involves a high degree of risk. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

      Our portfolio of investments is illiquid. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2002, $2,381.0 million, or 93% of our total assets, represented investments recorded at value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no ready market for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      We adjust quarterly the valuation of our portfolio to reflect the board of directors’ estimate of the fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in our statement of operations as “Net unrealized gains (losses).”

      Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

      Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

      Our borrowers may default on their payments, which may have an effect on our financial performance. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, Inc. is our largest portfolio investment. Our financial results could be negatively affected if Business Loan Express, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At June 30, 2002, the investment totaled $251.9 million at value, or 9.8% of total assets.

      In addition, as controlling shareholder of Business Loan Express, we have provided an unconditional guaranty to Business Loan Express’ senior credit facility lenders in an amount equal to 50% of Business Loan Express’ total obligations on its $124.0 million revolving credit facility. The amount we have guaranteed at June 30, 2002, was $48.1 million. This guaranty can only be called in the event of a default by Business Loan Express. We have also provided two standby letters of credit in connection with two term loan securitization transactions completed by Business Loan Express in the second quarter of 2002 totaling $10.6 million.

      Investments in non-investment grade commercial mortgage-backed securities may be illiquid, may have a higher risk of default and may not produce current returns. The commercial mortgage-backed securities in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade commercial mortgage-backed securities tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment-grade securities, but with the higher return comes greater risk of default. Economic recessions or downturns may cause defaults or losses on collateral securing these securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200% which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2002, our asset coverage for senior indebtedness was 256%.

      We borrow money which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

      At June 30, 2002, we had $1,009.0 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.2%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.8%.

      Changes in interest rates may affect our cost of capital and net investment income. Because we borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes net realized long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and sell additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

      Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

      There is a risk that you may not receive dividends or distributions. We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with accounting principles generally accepted in the United States of America and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest which represents contractual interest added to the loan balance that becomes due at the end of the loan term. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our income to maintain our status as a regulated investment company.

      We operate in a competitive market for investment opportunities. We compete for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

      We depend on key personnel. We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities.

      Changes in the law or regulations that govern us could have a material impact on us or our operations. We are regulated by the SEC and the Small Business Administration. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

      Results may fluctuate and may not be indicative of future performance. Our operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

      Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

•	changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

      Recently, the trading price of our common stock has been volatile. Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For information about current securities class action lawsuits filed against us, see Note 12 to the financial statements.

Disclosure Regarding Forward-Looking Statements

      Information contained in this Form 10-Q may contain “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations or similar words or phrases. The matters described in “Investment Considerations” and certain other factors noted throughout this Form 10-Q constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

      Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. Important assumptions include our ability to originate new investments, maintain certain margins and levels of profitability, access the capital markets for debt and equity capital, the ability to meet regulatory requirements and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Investment Considerations” and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

      As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. Since there is typically no ready market for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

      We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value, where appropriate. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies” and “— Results of Operations — Comparison of Three Months Ended June 30, 2002 and 2001 — Unrealized Gains and Losses.”

      In addition, the illiquidity of our investments may adversely affect our ability to dispose of loans and securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

      Because we borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net increase in net assets resulting from operations, or net income, by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      As of August 13, 2002, we are aware of seven class action lawsuits that have been filed in the United States District Court for the Southern District of New York against us, certain of our directors and officers and our former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that we misstated the value of certain portfolio investments in our financial statements, which allegedly resulted in the purchase of our common stock by purported class members at artificially inflated prices. Several of the complaints also allege state law claims for common law fraud. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. We believe that each of the lawsuits is without merit, and we intend to defend each of these lawsuits vigorously. While we do not expect these matters to materially affect out financial condition or results of operations, there can be no assurance of any particular outcome.

      We also are party to certain other lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2002, we issued a total of 71,285 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.5 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 7, 2002, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

John D. Firestone	92,267,940	958,842
Anthony T. Garcia	92,276,707	950,075
Lawrence I. Hebert	92,267,765	959,017
Laura W. van Roijen	92,263,048	963,735

      The following directors are continuing as directors of the Company for their respective terms — William L. Walton, Brooks H. Browne, John I. Leahy, Robert E. Long,

Warren K. Montouri, Guy T. Steuart II, T. Murray Toomey, Esq., and George C. Williams, Jr.

2.	Ratification of the selection of KPMG LLP to serve as independent public accounts for the year ending December 31, 2002. Votes were cast as follows:

For	Against	Abstain

91,908,127	938,936	379,717

3.	Shareholders approved an amendment to our Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Stock Option Plan by 13,600,000 shares. Broker non-votes were not included in the tabulation for this matter. Votes were cast as follows:

For	Against	Abstain

42,552,664	14,900,645	1,378,014

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Second Amended and Restated Credit Agreement, dated August 3, 2001. (Incorporated by reference to Exhibit f.2.g filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).

Exhibit
Number	Description

10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 33-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 of Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.6	Amendment and Consent Agreement, dated December 11, 2000, to the Amended and Restated Credit Agreement, dated May 17, 2000. (Incorporated by reference to Exhibit f.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.7	Sale and Servicing Agreement, dated as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1, Allied Capital Corporation, LaSalle National Bank and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit f.7.a filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.8	Indenture, dated as of January 1, 1998, between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank. (Incorporated by reference to Exhibit f.7.b filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.9	Amended and Restated Trust Agreement, dated January 1, 1998, between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit f.7.c filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.10	Guaranty, dated as of January 1, 1998, by Allied Capital. (Incorporated by reference to Exhibit f.7.d filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).

Exhibit
Number	Description

10.14	Auction Rate Reset Note Agreement, dated as of August 31, 2000, between Allied Capital and Intrepid Funding Master Trust; Forward Issuance Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit f.12 filed with Allied Capital’s Pre-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on September 12, 2000).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16	Amended and Restated Deferred Compensation Plan, dated December 30, 1998. (Incorporated by reference to Exhibit 10.11 of Allied Capital’s Form 10-K for the year ended December 31, 1998).
10.17	Amendment to Deferred Compensation Plan, dated October 18, 2000. (Incorporated by reference to Exhibit i.2.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.18	Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.21	Amendment to Allied Capital Corporation 401(k) Plan, dated December 31, 2000. (Incorporated by reference to Exhibit i.5.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.22	Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.23	Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.24	Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).

Exhibit
Number	Description

10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
15*	Letter regarding Unaudited Interim Financial Information
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

      (b) Reports on Form 8-K.

          On April 3, 2002, we filed a Form 8-K reporting that we had selected KPMG LLP to serve as our independent public accountants for the fiscal year December 31, 2002 and dismissed Arthur Andersen LLP as our public accountants effective upon completion of the December 31, 2001 audit.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)
/s/ WILLIAM L. WALTON --------------------------------------------------- Chairman and Chief Executive Officer

Dated: August 14, 2002	/s/ PENNI F. ROLL --------------------------------------------------- Chief Financial Officer