Form 10-Q
period 2002-09-30
ALLIED CAPITAL CORP
filed 2002-11-14
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [ ]

      On November 13, 2002, there were 102,467,934 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2002	2001

(in thousands, except share and per share amounts)	(unaudited)

ASSETS

Portfolio at value:
Private finance

Companies more than 25% owned (cost: 2002-$550,629; 2001-$451,705)	$589,613	$505,620

Companies 5% to 25% owned (cost: 2002-$235,006; 2001-$211,030)	266,131	232,399

Companies less than 5% owned (cost: 2002-$871,077; 2001-$891,231)	806,824	857,053

Total private finance	1,662,568	1,595,072

Commercial real estate finance (cost: 2002-$645,219; 2001-$732,636)	681,056	734,518

Total portfolio at value	2,343,624	2,329,590

Other assets	155,741	130,234

Cash and cash equivalents	23,630	889

Total assets	$2,522,995	$2,460,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable and debentures	$869,200	$876,056

Revolving line of credit	121,500	144,750

Accounts payable and other liabilities	96,246	80,784

Total liabilities	1,086,946	1,101,590

Commitments and contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:

Common stock, $0.0001 par value, 200,000,000 shares authorized; 102,467,934 and 99,607,396 shares issued and outstanding at September 30, 2002, and December 31, 2001, respectively	10	10

Additional paid-in capital	1,420,995	1,352,688

Notes receivable from sale of common stock	(25,356)	(26,028)

Net unrealized appreciation	16,320	39,981

Undistributed (distributions in excess of) earnings	17,080	(14,528)

Total shareholders’ equity	1,429,049	1,352,123

Total liabilities and shareholders’ equity	$2,522,995	$2,460,713

Net asset value per common share	$13.95	$13.57

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
(in thousands, except per share amounts)

	(unaudited)		(unaudited)

Interest and related portfolio income:
Interest and dividends

Companies more than 25% owned	$9,661	$5,776	$28,468	$16,664

Companies 5% to 25% owned	6,837	6,973	21,222	19,884

Companies less than 5% owned	51,126	47,274	145,599	137,174

Total interest and dividends	67,624	60,023	195,289	173,722
Premiums from loan dispositions

Companies more than 25% owned	—	339	—	850

Companies less than 5% owned	392	—	2,051	1,220

Total premiums from loan dispositions	392	339	2,051	2,070
Fees and other income

Companies more than 25% owned	5,250	9,059	19,115	15,136

Companies 5% to 25% owned	636	49	1,112	199

Companies less than 5% owned	2,427	3,164	14,346	15,317

Total fees and other income	8,313	12,272	34,573	30,652

Total interest and related portfolio income	76,329	72,634	231,913	206,444

Expenses:

Interest	17,430	16,093	52,414	47,974

Employee	8,153	8,213	24,462	22,269

Administrative	5,052	4,139	12,913	10,166

Total operating expenses	30,635	28,445	89,789	80,409

Net investment income before income tax expense and net realized and unrealized gains	45,694	44,189	142,124	126,035

Income tax expense	600	—	600	—

Net investment income before net realized and unrealized gains	45,094	44,189	141,524	126,035

Net realized and unrealized gains:
Net realized gains (losses)

Companies more than 25% owned	60,063	2,623	59,433	1,893

Companies 5% to 25% owned	(700)	—	18	4,571

Companies less than 5% owned	(11,141)	725	(2,379)	1,875

Total net realized gains	48,222	3,348	57,072	8,339

Net unrealized gains (losses)	(47,796)	12,166	(23,661)	23,463

Total net realized and unrealized gains	426	15,514	33,411	31,802

Net increase in net assets resulting from operations	$45,520	$59,703	$174,935	$157,837

Basic earnings per common share	$0.44	$0.64	$1.73	$1.77

Diluted earnings per common share	$0.44	$0.63	$1.70	$1.74

Weighted average common shares outstanding — basic	102,327	92,903	101,329	89,282

Weighted average common shares outstanding — diluted	103,302	94,585	103,040	90,864

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2002	2001
(in thousands, except per share amounts)

	(unaudited)

Operations:

Net investment income before income tax expense and net realized and unrealized gains	$142,124	$126,035

Income tax expense	600	—

Net realized gains	57,072	8,339

Net unrealized gains (losses)	(23,661)	23,463

Net increase in net assets resulting from operations	174,935	157,837

Shareholder distributions:

Common stock dividends	(166,823)	(135,702)

Preferred stock dividends	(165)	(165)

Net decrease in net assets resulting from shareholder distributions	(166,988)	(135,867)

Capital share transactions:

Sale of common stock	49,920	237,037

Issuance of common stock upon the exercise of stock options	13,290	7,826

Issuance of common stock in lieu of cash distributions	4,696	4,879

Net decrease (increase) in notes receivable from sale of common stock	672	(1,167)

Other	401	—

Net increase in net assets resulting from capital share transactions	68,979	248,575

Total increase in net assets	$76,926	$270,545

Net assets at beginning of period	$1,352,123	$1,029,692

Net assets at end of period	$1,429,049	$1,300,237

Net asset value per common share	$13.95	$13.42

Common shares outstanding at end of period	102,468	96,921

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2002	2001
(in thousands)

	(unaudited)

Cash flows from operating activities:

Net increase in net assets resulting from operations	$174,935	$157,837
Adjustments

Portfolio investments	(353,026)	(513,489)

Repayments of investment principal	111,691	50,413

Proceeds from investment sales	213,474	129,980

Change in accrued or reinvested interest and dividends	(32,999)	(40,359)

Changes in other assets and liabilities	(7,845)	1,508

Amortization of loan discounts and fees	(15,479)	(11,793)

Depreciation and amortization	1,053	724

Realized losses	36,282	1,603

Net unrealized losses (gains)	23,661	(23,463)

Net cash provided by (used in) operating activities	151,747	(247,039)

Cash flows from financing activities:

Sale of common stock	49,920	237,037

Sale of common stock upon the exercise of stock options	10,909	3,369

Collections of notes receivable from sale of common stock	3,053	3,293

Common stock dividends and distributions paid	(162,127)	(130,823)

Preferred stock dividends paid	(165)	(165)

Net borrowings under (repayments on) notes payable and debentures	(6,856)	12,836

Net borrowings under (repayments on) revolving line of credit	(23,250)	125,000

Other	(490)	(2,817)

Net cash provided by (used in) financing activities	(129,006)	247,730

Net increase in cash and cash equivalents	$22,741	$691

Cash and cash equivalents at beginning of period	$889	$2,449

Cash and cash equivalents at end of period	$23,630	$3,140

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies More Than 25% Owned
Acme Paging, L.P.	Loan	$3,525	$3,525
(Telecommunications)	Common Stock (177 shares)	27	27
	Equity Interests	13,274	11,819

American Healthcare Services, Inc.	Debt Securities	40,643	40,643
(Healthcare)	Common Stock (79,567,042 shares)	1,000	100
	Guaranty ($915)	—	—

Avborne, Inc.	Loan	9,625	9,625
(Business Services)	Common Stock (27,500 shares)	—	—
	Preferred Stock (12,500 shares)	14,138	3,500

Business Loan Express, Inc.	Loan	6,000	6,000
(Financial Services)	Debt Securities	83,206	83,206
	Preferred Stock (25,111 shares)	25,111	25,111
	Common Stock (25,503,043 shares)	104,641	140,000
	Guaranty ($48,476 — See Note 3)	—	—
	Standby Letters of Credit ($10,550 — See Note 3)	—	—

The Color Factory Inc.	Loan	8,590	8,590
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	1,002
	Common Stock (980 shares)	6,535	8,035

EDM Consulting, LLC	Debt Securities	1,875	443
(Business Services)	Equity Interests	250	—

Elmhurst Consulting, LLC	Loan	14,484	14,484
(Business Services)	Equity Interests	5,165	5,165

Foresite Towers, LLC	Equity Interests	15,522	15,022
(Tower Leasing)

Gordian Group, Inc.	Loan	7,213	7,213
(Business Services)	Common Stock (1,000 shares)	2,088	2,088

HealthASPex, Inc.	Preferred Stock (1,451,380 shares)	4,900	2,617
(Business Services)	Preferred Stock (700,000 shares)	700	700
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies Inc.(1)	Debt Securities	41,494	41,494
(Consumer Products)	Common Stock (6,890,937 shares)	57,169	90,013

HMT, Inc.	Debt Securities	9,058	9,058
(Business Services)	Preferred Stock (519,484 shares)	2,078	2,078
	Common Stock (300,000 shares)	3,000	1,694
	Warrants	1,155	651

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

xMonitoring Solutions, Inc.	Debt Securities	$1,823	$153
(Business Services)	Common Stock (33,333 shares)	—	—
	Warrants	—	—

MVL Group, Inc.	Loan	17,017	17,017
(Business Services)	Debt Securities	16,236	16,236
	Common Stock (648,638 shares)	—	—

Powell Plant Farms, Inc.	Loan	22,223	12,709
(Consumer Products)	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Spa Lending Corporation	Preferred Stock (28,672 shares)	395	276
(Recreation)	Common Stock (6,208 shares)	—	—

STS Operating, Inc.	Common Stock (3,000,000 shares)	3,177	3,177
(Industrial Products)

Sure-Tel, Inc.	Preferred Stock (1,000,000 shares)	1,000	1,000
(Consumer Services)	Common Stock (37,000 shares)	5,018	5,018

Total Foam, Inc.	Debt Securities	258	124
(Industrial Products)	Common Stock (910 shares)	10	—

Total companies more than 25% owned		$550,629	$589,613

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$16,368	$16,368
(Consumer Products)	Preferred Stock (2,024 shares)	1,981	1,981
	Common Stock (1,400 shares)	140	140

Autania AG(1,3)	Debt Securities	4,486	4,486
(Industrial Products)	Common Stock (250,000 shares)	2,169	2,145

CBA-Mezzanine Capital Finance, LLC	Loan	2,418	2,418
(Financial Services)

Colibri Holding Corporation	Loans	3,486	3,486
(Consumer Products)	Preferred Stock (237 shares)	248	248
	Common Stock (3,362 shares)	1,250	1,088
	Warrants	290	252

CorrFlex Graphics, LLC	Debt Securities	11,940	11,940
(Business Services)	Warrants	—	17,490
	Options	—	1,510

CyberRep	Loan	1,224	1,224
(Business Services)	Debt Securities	14,716	14,716
	Warrants	660	4,510

The Debt Exchange Inc.	Preferred Stock (921,829 shares)	1,250	1,250
(Business Services)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

International Fiber Corporation	Debt Securities	$22,552	$22,552
(Industrial Products)	Common Stock (1,029,069 shares)	5,483	7,755
	Warrants	550	778

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,497	3,497
(Business Services)	Common Stock (123,929 shares)	142	142

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,070	1,070
(Business Services)	Equity Interest	358	358

Logic Bay Corporation	Preferred Stock (1,131,222 shares)	5,000	—
(Business Services)

Magna Card, Inc.	Debt Securities	153	153
(Consumer Products)	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	959	959
(Business Services)	Common Stock (156 shares)	42	42

MortgageRamp.com, Inc.	Common Stock (772,000 shares)	3,860	3,860
(Business Services)

Morton Grove	Loan	16,356	16,356
Pharmaceuticals, Inc.	Preferred Stock (106,947 shares)	5,000	14,000
(Consumer Products)

Nobel Learning Communities,	Debt Securities	9,729	9,729
Inc.(1)	Preferred Stock (1,063,830 shares)	2,000	2,000
(Education)	Warrants	575	382

North American Archery, LLC	Loans	1,390	840
(Consumer Products)	Convertible Debentures	2,248	59
	Guaranty ($1,020)	—	—

Packaging Advantage	Debt Securities	14,207	14,207
Corporation	Common Stock (232,168 shares)	2,386	2,386
(Business Services)	Warrants	963	963

Professional Paint, Inc.	Debt Securities	22,791	22,791
(Consumer Products)	Preferred Stock (15,000 shares)	19,500	19,500
	Common Stock (110,000 shares)	69	5,000

Progressive International	Debt Securities	3,965	3,965
Corporation	Preferred Stock (500 shares)	500	500
(Consumer Products)	Common Stock (197 shares)	13	13
	Warrants	—	—

Redox Brands, Inc.	Debt Securities	9,744	9,744
(Consumer Products)	Preferred Stock (2,404,086 shares)	6,974	6,974
	Warrants	584	584

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Staffing Partners Holding	Loan	$2,500	$2,500
Company, Inc.	Debt Securities	4,993	4,993
(Business Services)	Preferred Stock (414,600 shares)	2,073	2,073
	Common Stock (50,200 shares)	50	50
	Warrants	10	10

Total companies 5% to 25% owned		$235,006	$266,131

Companies Less Than 5% Owned
ACE Products, Inc.	Loans	$17,164	$13,061
(Industrial Products)

Advantage Mayer, Inc.	Debt Securities	10,702	10,702
(Business Services)	Warrants	382	1,455

Alderwoods Group, Inc.(1)	Common Stock (357,568 shares)	5,006	2,324
(Consumer Services)

Allied Office Products, Inc.	Debt Securities	7,628	50
(Business Services)	Warrants	629	—

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

American Home Care Supply,	Debt Securities	6,950	6,950
LLC	Warrants	579	1,849
(Consumer Products)

ASW Holding Corporation	Warrants	25	25
(Industrial Products)

Bakery Chef, Inc.	Loans	17,908	17,908
(Consumer Products)

Blue Rhino Corporation(1)	Debt Securities	13,965	13,965
(Consumer Products)	Warrants	1,200	15,300

Border Foods, Inc.	Debt Securities	9,365	9,365
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Warrants	665	665

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	2,124	2,238
(Private Equity Fund)

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,250	975
(Hospitality)

Celebrities, Inc.	Loan	220	220
(Broadcasting & Cable)	Warrants	12	492

Clif Bar, Inc.	Loan	24,889	24,889
(Consumer Products)

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Component Hardware Group, Inc.	Debt Securities	$11,157	$11,157
(Industrial Products)	Preferred Stock (18,000 shares)	2,229	2,229
	Common Stock (2,000 shares)	200	200

Cooper Natural Resources, Inc.	Loan	299	299
(Industrial Products)	Debt Securities	1,849	1,849
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

Coverall North America, Inc.	Loan	12,403	12,403
(Business Services)	Debt Securities	6,423	6,423

CPM Acquisition Corporation	Loan	10,055	10,055
(Industrial Products)

CTT Holdings	Loan	1,500	1,500
(Consumer Products)

Cumulus Media, Inc. (1)	Common Stock (11,037 shares)	198	195
(Broadcasting & Cable)

Drilltec Patents &	Loan	10,918	—
Technologies Company, Inc.	Debt Securities	1,500	—
(Industrial Products)	Warrants	—	—

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	1,875	1,675
(Private Equity Fund)

El Dorado Communications, Inc.	Loans	306	232
(Broadcasting & Cable)

Elexis Beta GmbH(3)	Options	426	426
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	300
(Business Services)	Warrants	1,157	—

Executive Greetings, Inc.	Debt Securities	18,061	18,061
(Business Services)	Warrants	360	360

Fairchild Industrial Products	Debt Securities	5,924	5,924
Company	Warrants	280	1,100
(Industrial Products)

Galaxy American	Debt Securities	48,989	25,000
Communications, LLC	Options	—	—
(Broadcasting & Cable)	Standby Letter of Credit ($750)	—	—

Garden Ridge Corporation	Debt Securities	27,133	27,133
(Retail)	Preferred Stock (1,130 shares)	1,130	1,130
	Common Stock (188,400 shares)	613	613

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

GC-Sun Holdings II, LP (Kar Products, LP)	Loans	$7,738	$7,738
(Business Services)

Gibson Guitar Corporation	Debt Securities	17,753	17,753
(Consumer Products)	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	500
	Warrants	—	1,500

Global Communications, LLC	Loan	1,998	1,998
(Business Services)	Debt Securities	16,033	16,033
	Equity Interest	12,707	12,707
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	3,000
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	2,803	2,369
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,616	27,616
(Consumer Products)	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

Haven Eldercare of New England, LLC	Loan	35,633	35,633
(Healthcare)

Headwaters Incorporated(1)	Loan	9,951	9,951
(Industrial Products)

Hotelevision, Inc.	Preferred Stock (315,100 shares)	315	—
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (35,228 shares)	1,219	2,712
(Business Services)

Impact Innovations Group, LLC	Debt Securities	6,797	3,436
(Business Services)	Warrants	1,674	—

Intellirisk Management Corporation	Loans	23,035	23,035
(Business Services)

Interline Brands, Inc.	Debt Securities	33,733	33,733
(Business Services)	Preferred Stock (199,313 shares)	1,849	1,849
	Common Stock (15,615 shares)	139	139
	Warrants	1,181	1,181

Jakel, Inc.	Loan	23,307	14,255
(Industrial Products)

JRI Industries, Inc.	Debt Securities	2,018	2,018
(Industrial Products)	Warrants	74	74

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Julius Koch USA, Inc.	Warrants	$259	$8,000
(Industrial Products)

Kirker Enterprises, Inc.	Warrants	348	3,501
(Industrial Products)	Equity Interest	4	4

Kirkland’s, Inc.(1)	Common Stock (240,442 shares)	66	3,700
(Retail)

Kyrus Corporation	Debt Securities	7,145	7,145
(Business Services)	Warrants	348	348

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	500
(Business Services)	Warrants	—	—

MedAssets.com, Inc.	Debt Securities	15,618	15,618
(Business Services)	Preferred Stock (260,417 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P.(4)	Limited Partnership Interest	3,975	2,555
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Most Confiserie GmbH & Co KG(3)	Loan	943	50
(Consumer Products)

NetCare, AG(3)	Loan	760	50
(Business Services)	Common Stock (262,784 shares)	226	—

Norstan Apparel Shops, Inc.	Debt Securities	11,786	11,786
(Retail)	Common Stock (29,477 shares)	4,750	4,750
	Warrants	655	655

Northeast Broadcasting Group, L.P.	Debt Securities	278	278
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	690	690
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,178	11,178
(Business Services)	Warrants	900	2,200

Onyx Television GmbH(3)	Preferred Units (120,000 shares)	201	8
(Broadcasting & Cable)

Opinion Research Corporation(1)	Debt Securities	14,313	14,313
(Business Services)	Warrants	996	687

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Oriental Trading Company, Inc.	Preferred Equity Interest	$1,751	$1,751
(Consumer Products)	Common Equity Interest	—	2,600

Outsource Partners, Inc.	Debt Securities	24,077	24,077
(Business Services)	Warrants	826	826

Pico Products, Inc.	Loan	1,406	1,406
(Industrial Products)

Polaris Pool Systems, Inc.	Debt Securities	10,691	10,691
(Consumer Products)	Warrants	1,145	1,145

Proeducation GmbH(3)	Loan	261	261
(Education)

Prosperco Finanz Holding AG(3)	Convertible Debentures	5,305	5,305
(Financial Services)	Common Stock (1,528 shares)	1,059	708
	Warrants	—	—

Raytheon Aerospace, LLC	Debt Securities	5,169	5,169
(Business Services)	Equity Interest	—	250

Scitor Corporation	Loan	21,893	21,893
(Business Services)

Simula, Inc.(1)	Loan	20,863	20,863
(Industrial Products)

Soff-Cut Holdings, Inc.	Debt Securities	8,999	8,999
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200

Southwest PCS, LLC	Loan	6,220	6,220
(Telecommunications)

Startec Global Communications	Loan	23,815	23,815
Corporation(1)	Debt Securities	20,737	245
(Telecommunications)	Common Stock (258,064 shares)	3,000	—
	Warrants	—	—

SunStates Refrigerated	Loans	4,722	2,847
Services, Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973
(Retail)	Equity Interests	3,909	—
	Warrants	—	—

Tubbs Snowshoe	Debt Securities	3,924	3,924
Company, LLC	Equity Interests	500	500
(Consumer Products)	Warrants	54	54

United Pet Group, Inc.	Debt Securities	9,023	9,023
(Consumer Products)	Warrants	85	85

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2002
Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	$502	$1,650
(Private Equity Fund)

Venturehouse Group, LLC(4)	Equity Interest	667	378
(Private Equity Fund)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,200	887
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	11,522	11,522
(Consumer Products)	Warrants	1,429	3,379

Wilshire Restaurant Group, Inc.	Debt Securities	15,901	15,901
(Retail)	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000
(Consumer Products)

Woodstream Corporation	Loan	2,621	2,621
(Consumer Products)	Debt Securities	7,665	7,665
	Equity Interests	1,700	4,547
	Warrants	450	1,203

Total companies less than 5% owned		$871,077	$806,824

Total private finance (127 portfolio companies)		$1,656,712	$1,662,568

(1) Public company.
(2) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			September 30, 2002
			(unaudited)
	Stated
(in thousands, except number of loans)	Interest	Face	Cost	Value

Commercial Real Estate Finance

Commercial Mortgage-Backed Securities
CMBS Bonds
Mortgage Capital Funding, Series 1998-MC3	5.5%	$50,404	$24,871	$25,901
Morgan Stanley Capital I, Series 1999-RM1	6.4%	47,566	19,470	20,175
COMM 1999-1	5.6%	70,159	33,472	34,584
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	33,485	14,005	14,379
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	74,140	31,194	32,470
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	31,884	14,338	15,205
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	25,872	9,767	10,704
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	33,380	13,906	15,217
FUNB CMT, Series 1999-C4	6.5%	39,283	15,696	16,827
Heller Financial, HFCMC Series 2000 PH-1	6.8%	42,442	16,795	18,267
SBMS VII, Inc., Series 2000-NL1	7.2%	18,549	9,200	9,941
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	35,773	16,577	17,716
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	34,935	14,773	16,458
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	31,820	11,130	12,364
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	35,847	13,677	15,212
JP Morgan-CIBC-Deutsche 2001	5.8%	39,933	15,725	16,836
Lehman Brothers-UBS Warburg 2001-C4	6.4%	42,014	17,397	19,017
SBMS VII, Inc., Series 2001-C1	6.1%	35,536	12,559	13,789
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	39,012	16,089	17,280
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	40,150	15,464	16,515
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	37,178	12,879	13,944
SBMS VII, Inc., Series 2001-C2	6.2%	31,369	11,604	12,620
FUNB CMT, Series 2002-C1	6.0%	38,238	16,722	18,618
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	80,490	44,510	52,892
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	62,703	34,790	39,471

Total CMBS bonds		$1,052,162	$456,610	$496,402

Collateralized Debt Obligation Preferred Shares
Crest 2001-1, Ltd.(3)		23,639	23,639	23,639
Crest 2002-1, Ltd.(3)		23,513	23,513	23,513
Crest 2002-IG, Ltd.(3)		4,915	4,915	4,915
Crest Clarendon Street 2002-1, Ltd.(3)		964	964	964

Total collateralized debt obligation preferred shares		$53,031	$53,031	$53,031

Total CMBS		$1,105,193	$509,641	$549,433

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	9	$9,723	$10,753
	7.00%- 8.99%	18	19,514	17,150
	9.00%-10.99%	9	9,858	9,858
	11.00%-12.99%	10	14,436	13,970
	13.00%-14.99%	7	7,880	7,880
	15.00% and above	1	45	45

Total commercial mortgage loans		54	$61,456	$59,656

Residual Interest			$69,335	$69,035

Real Estate Owned			4,787	2,932

Total commercial real estate finance			$645,219	$681,056

Total portfolio			$2,301,931	$2,343,624

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
(3) Non-U.S. company.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

Private Finance		December 31, 2001
Portfolio Company
(in thousands, except number of shares)	Investment(2)	Cost	Value

SunStates Refrigerated	Loans	$6,062	$4,573
Services, Inc.	Debt Securities	2,445	877
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	12,973
(Retail)	Equity Interests	3,909	3,909
	Warrants

Tubbs Snowshoe	Debt Securities	3,913	3,913
Company, LLC	Equity Interests	500	500
(Consumer Products)	Warrants	54	54

United Pet Group, Inc.	Debt Securities	4,965	4,965
(Consumer Products)	Warrants	15	15

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	2,300	3,865
(Private Equity Fund)

Velocita, Inc.(1)	Debt Securities	11,677	11,677
(Telecommunications)	Warrants	3,540	3,540

Venturehouse Group, LLC(4)	Equity Interest	667	398
(Private Equity Fund)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,000	743
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	18,624	18,624
(Consumer Products)	Warrants	1,429	3,129

Williams Brothers Lumber	Warrants	24	322
Company
(Retail)

Wilshire Restaurant Group, Inc.	Debt Securities	15,106	15,106
(Retail)	Warrants	735	735

Wilton Industries, Inc.	Loan	12,000	12,000
(Consumer Products)

Woodstream Corporation	Loan	572	572
(Consumer Products)	Debt Securities	7,631	7,631
	Equity Interests	1,700	4,547
	Warrants	450	1,203

Total companies less than 5% owned		$891,231	$857,053

Total private finance (135 portfolio companies)		$1,553,966	$1,595,072

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

Collateralized Debt Obligation Preferred Shares
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2002 and 2001 and for the
nine months ended September 30, 2002 and 2001 is unaudited)

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the interim financial information does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001, and changes in net assets and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      The private finance portfolio is presented in three categories — companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains or losses from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

  Valuation of Portfolio Investments

      The Company, as a BDC, invests in illiquid securities including debt and equity securities of primarily private companies and non-investment grade CMBS. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company’s equity security has also appreciated in value, where appropriate. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

that the payment-in-kind interest is not collectible. Loans classified as Grade 4 or Grade 5 assets do not accrue interest. Loan origination fees, original issue discount and market discount are capitalized and then amortized into interest income using the effective interest method. Prepayment premiums are recorded on loans when received.

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

      Dividend income is recorded on preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

  Commercial Mortgage-Backed Securities (“CMBS”)

      CMBS are carried at fair value, which is based upon a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds. The Company’s assumption with regard to discount rate for determining fair value is based upon the yield of comparable securities. The Company recognizes income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS from the date the estimated yield is changed. The Company recognizes unrealized appreciation or depreciation on its CMBS as comparable yields in the market change and recognizes unrealized depreciation whenever it determines that the value of its CMBS is less than the cost basis due to changes in cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

  Residual Interest

      The Company values its residual interest from a previous securitization and recognizes income using the same accounting policies used for the CMBS. The residual interest is carried at fair value

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

based on discounted estimated future cash flows. The Company recognizes income from the residual interest using the effective interest method. At each reporting date, the effective yield is recalculated and used to recognize income until the next reporting date.

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

      The consolidated financial statements include investments at value of $2,343,624,000 and $2,329,590,000 as of September 30, 2002, and December 31, 2001, respectively (93% and 95%, respectively, of total assets). Substantially all of these investments represent investments whose fair values have been determined by the board of directors in good faith in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Note 3. Portfolio

  Private Finance

      At September 30, 2002, and December 31, 2001, the private finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,233,583	$1,122,552	14.4%	$1,169,673	$1,107,890	14.8%

Equity interests	423,129	540,016		384,293	487,182

Total	$1,656,712	$1,662,568		$1,553,966	$1,595,072

      Private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. Private finance investments are generally issued by privately-owned companies and are generally illiquid and subject to restrictions on resale or transferability.

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At September 30, 2002, and December 31,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

2001, approximately 97% and 98%, respectively, of the Company’s private finance loan portfolio was composed of fixed interest rate loans.

      Equity interests consist primarily of securities issued by privately-owned companies and may be subject to restrictions on their resale or may be otherwise illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate gain on sale.

      At September 30, 2002, and December 31, 2001, the Company had an investment at value totaling $254,317,000 and $227,449,000, respectively, in Business Loan Express, Inc. (“BLX”), a small business lender that participates in the U.S. Small Business Administration or SBA 7(a) Guaranteed Loan Program. At September 30, 2002, the Company owns 94.9% of BLX’s common stock. The Company’s common stock ownership is subject to dilution by management options. As the controlling shareholder of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) on BLX’s 3-year unsecured $124,000,000 revolving credit facility that matures in March 2004. The amount guaranteed by the Company at September 30, 2002, and December 31, 2001, was $48,476,000 and $51,350,000, respectively. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at September 30, 2002. In consideration for providing this guaranty, BLX will pay the Company an annual guaranty fee of approximately $3,100,000 in 2002. The Company has also provided two standby letters of credit in connection with two term securitization transactions completed by BLX in the second quarter of 2002 totaling $10,550,000. BLX is headquartered in New York, NY.

      At September 30, 2002, and December 31, 2001, the Company had an investment in The Hillman Companies, Inc. (formerly SunSource, Inc.) totaling $131,507,000 and $97,227,000 at value, respectively. At September 30, 2002, the Company owns 93.2% of Hillman’s common stock. The Company’s common stock ownership is subject to dilution by management options. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. Hillman’s primary operations are located in Cincinnati, Ohio.

      At December 31, 2001, the Company had an investment in WyoTech Acquisition Corporation at value totaling $60,388,000. WyoTech is a proprietary trade school and its primary operations are in Laramie, Wyoming. On July 1, 2002, the Company completed the sale of WyoTech Acquisition Corporation to a third party. The Company’s total proceeds from the sale of WyoTech, including the repayment of debt and preferred stock and the sale of the Company’s 91% common equity ownership, were $77.2 million, resulting in a realized gain of $60.8 million in the third quarter of 2002. The sale of WyoTech is subject to post-closing working capital adjustments, if any, and customary indemnification provisions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At September 30, 2002, and December 31, 2001, loans and debt securities, classified as Grades 4 and 5 under the Company’s internal grading system, that were not accruing interest at value were as follows:

	2002	2001
(in thousands)
Companies more than 25% owned	$13,429	$930

Companies 5% to 25% owned	899	2,848

Companies less than 5% owned	59,526	89,966

	$73,854	$93,744

      Included in Grade 4 and 5 loans and debt securities not accruing interest were assets valued at $8,905,000 at December 31, 2001 that were related to portfolio companies in liquidation. As of September 30, 2002, $8,908,000 at value representing receivables related to portfolio companies in liquidation were included in other assets. In addition to Grade 4 and 5 assets that are in workout, the Company may not accrue interest on loans to companies that are more than 50% owned by the Company if such companies are in need of additional capital and, therefore, the Company may defer current debt service. Loans and debt securities to such companies totaled $63,810,000 at value at September 30, 2002.

      The industry and geographic compositions of the private finance portfolio at value at September 30, 2002, and December 31, 2001, were as follows:

	2002	2001

Industry

Consumer products	31%	28%

Business services	27	22

Financial services	16	15

Industrial products	9	10

Retail	5	5

Healthcare services	4	3

Telecommunications	3	4

Broadcasting & cable	2	4

Education	1	5

Other	2	4

Total	100%	100%

Geographic Region

Mid-Atlantic	44%	43%

West	17	19

Midwest	16	17

Southeast	14	14

Northeast	8	5

International	1	2

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  Commercial Real Estate Finance

      At September 30, 2002, and December 31, 2001, the commercial real estate finance portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
CMBS	$509,641	$549,433	14.7%	$582,553	$582,553	14.8%

Loans	61,456	59,656	8.0%	76,120	79,597	7.7%

Residual interest	69,335	69,035	9.4%	70,179	69,879	9.4%

Real estate owned	4,787	2,932		3,784	2,489

Total	$645,219	$681,056		$732,636	$734,518

  CMBS

      At September 30, 2002, and December 31, 2001, the CMBS portfolio consisted of the following:

	2002			2001

	Cost	Value	Yield	Cost	Value	Yield
(in thousands)
CMBS bonds	$456,610	$496,402	14.5%	$558,346	$558,346	14.7%

Collateralized debt obligation preferred shares	53,031	53,031	17.2%	24,207	24,207	16.9%

Total	$509,641	$549,433		$582,553	$582,553

      CMBS Bonds. At September 30, 2002, and December 31, 2001, the CMBS bonds, which were purchased from the original issuer, consisted of the following:

	2002	2001
($ in thousands)
Face	$1,052,162	$1,170,272

Original issue discount	(595,552)	(611,926)

Cost	$456,610	$558,346

Value	$496,402	$558,346

Yield	14.5%	14.7%

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the Company’s most subordinate tranche will bear this loss first. At September 30, 2002, the Company’s CMBS bonds were subordinate to 91% to 97% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal, the Company invests in these CMBS bonds at a discount from the face amount of the bonds.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The underlying rating classes of the CMBS bonds at value at September 30, 2002, and December 31, 2001, were as follows:

	2002		2001

		Percentage		Percentage
	Value	of Total	Value	of Total
($ in thousands)
BB+	$26,434	5.3%	$24,785	4.4%

BB	26,503	5.3	69,404	12.4

BB-	13,199	2.7	67,460	12.1

B+	112,741	22.7	103,560	18.6

B	140,764	28.4	131,362	23.5

B-	80,309	16.2	73,572	13.2

CCC	8,893	1.8	8,893	1.6

Unrated	87,559	17.6	79,310	14.2

Total	$496,402	100.0%	$558,346	100.0%

      At September 30, 2002, and December 31, 2001, the underlying pools of mortgage loans that are collateral for the Company’s CMBS bonds consisted of approximately 4,100 and 3,800 commercial mortgage loans with a total outstanding principal balance of $22.9 billion and $20.5 billion, respectively. At September 30, 2002, and December 31, 2001, 0.99% and 0.52%, respectively, of the mortgage loans in the underlying collateral pool for the Company’s CMBS bonds were over 30 days delinquent or were classified as real estate owned. The property types and the geographic composition of the underlying mortgage loans in the underlying collateral pool calculated using the outstanding principal balance at September 30, 2002, and December 31, 2001, were as follows:

	2002	2001

Property Type

Retail	32%	31%

Housing	27	27

Office	21	22

Hospitality	7	7

Industrial Real Estate	6	6

Other	7	7

Total	100%	100%

Geographic Region

West	31%	32%

Mid-Atlantic	25	24

Midwest	22	21

Southeast	17	17

Northeast	5	6

Total	100%	100%

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

      The Company acts as the directing certificate holder for the CMBS bonds, which allows the Company to approve disposition plans for individual collateral securities.

  Collateralized Debt Obligation Preferred Shares. At September 30, 2002, the Company owned preferred shares in four collateralized debt obligations (“CDOs”) secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1,017,553,000 and was issued by 42 REITs. The investment grade CMBS collateral consisted of CMBS bonds with a face amount of $479,021,000 issued in 39 separate CMBS transactions. The non-investment grade CMBS collateral consists of BB+, BB and BB- CMBS bonds with a face amount of $463,426,000 issued in 39 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDOs are $397,872,000 of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 23 separate CMBS transactions. The preferred shares are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At September 30, 2002, the Company’s preferred shares in the CDOs were subordinate to approximately 96% of the more senior tranches of debt issued by the CDOs.

      The Company acts as the disposition consultant with respect to three of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services with respect to the CDOs, the Company collects annual fees based on the outstanding collateral pool balance, and for the nine months ended September 30, 2002, this fee totaled $322,000.

  Loans

      The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers.

      At September 30, 2002 and December 31, 2001, approximately 78% and 22% and 76% and 24% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2002 and December 31, 2001, workout loans, or those loans in Grade 4 and 5, with a value of $14,255,000 and $15,241,000, respectively, were not accruing interest.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The property types and the geographic composition securing the commercial mortgage loan portfolio at value at September 30, 2002, and December 31, 2001, were as follows:

	2002	2001

Property Type

Office	29%	34%

Hospitality	25	25

Retail	24	21

Recreation	3	4

Other	19	16

Total	100%	100%

Geographic Region

Southeast	43%	36%

West	22	20

Mid-Atlantic	15	23

Midwest	12	16

Northeast	8	5

Total	100%	100%

  Residual Interest

      At September 30, 2002, and December 31, 2001, the residual interest consisted of the following:

	2002		2001

	Cost	Value	Cost	Value
(in thousands)
Residual interest	$68,853	$68,853	$68,853	$68,853

Residual interest spread	482	182	1,326	1,026

Total	$69,335	$69,035	$70,179	$69,879

      The residual interest primarily consists of a retained interest totaling $68,853,000 from a 1998 asset securitization whereby bonds were sold in three classes rated AAA, AA and A. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied. At September 30, 2002, one class of bonds rated AAA is outstanding, totaling $21,707,000. The Company has the right to call the bonds upon a minimum of ten days notice to the bondholders. Once the bonds are fully repaid, either through the cash flows from the securitized loans or due to the Company calling the bonds, the remaining loans in the trust will be returned to the Company as payment on the residual interest.

      The Company sold $295 million of loans, and received cash proceeds, net of costs, of approximately $223 million in January 1998. The Company retained a trust certificate for its residual interest in a loan pool sold, and will receive interest income from this residual interest as well as the residual interest spread (“Residual”) from the interest earned on the loans sold less the interest paid on the bonds over the life of the bonds. As of September 30, 2002, and December 31, 2001, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

mortgage loan pool had an approximate weighted average stated interest rate of 9.3%. The outstanding bond classes sold had an aggregate weighted average interest rate of 6.7% and 6.6% as of September 30, 2002, and December 31, 2001, respectively.

      The Company uses a discounted cash flow methodology for determining the fair value of its retained Residual. In determining the cash flow of the Residual, the Company assumes a prepayment speed of 15% after the applicable prepayment lockout period and credit losses of 1% or approximately $1.0 million of the total principal balance of the underlying collateral throughout the life of the collateral. These assumptions result in an expected weighted average life of the bonds of 0.5 years. The value of the resulting Residual cash flows is then determined by applying a discount rate of 9% which, in the Company’s view, is commensurate with the market risk of comparable assets.

Note 4. Debt

      The Company records debt at cost. At September 30, 2002, and December 31, 2001, the Company had the following debt:

	2002		2001

	Facility	Amount	Facility	Amount
	Amount	Drawn	Amount	Drawn
(in thousands)
Notes payable and debentures:

Unsecured long-term notes payable	$694,000	$694,000	$694,000	$694,000

SBA debentures	101,800	94,500	101,800	94,500

Auction rate reset note	75,000	75,000	81,856	81,856

OPIC loan	5,700	5,700	5,700	5,700

Total notes payable and debentures	876,500	869,200	883,356	876,056

Revolving line of credit	527,500	121,500	497,500	144,750

Total	$1,404,000	$990,700	$1,380,856	$1,020,806

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At September 30, 2002, the notes had remaining maturities of eight months to four years. The weighted average fixed interest rate on the notes was 7.6% at September 30, 2002, and December 31, 2001. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      SBA Debentures. At September 30, 2002, and December 31, 2001, the Company had debentures payable to the SBA with terms of ten years and at fixed interest rates ranging from 5.9% to 8.2% and 2.4% to 8.2%, respectively. At September 30, 2002, the debentures had remaining maturities of two to ten years. The weighted average interest rate was 7.0% and 6.7% at September 30, 2002 and December 31, 2001, respectively. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to maturity. At September 30, 2002, the Company has a

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

commitment from the SBA to borrow up to an additional $7,300,000 above the amount outstanding. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. The Company has an Auction Rate Reset Senior Note Series A that bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly and the note matures on December 27, 2002, as amended.

      As a means to repay the note, the Company has entered into an agreement with the placement agent of this note to serve as the placement agent on a future issuance of $75.0 million of debt, equity or other securities in one or more public or private transactions. Alternatively, the Company may repay the note in cash without conducting a capital raise. If the Company chooses to repay the note in cash without conducting a capital raise, the Company will incur additional expense of approximately $3,188,000.

      Scheduled future maturities of notes payable and debentures at September 30, 2002, are as follows:

Amount Maturing
Year	(in thousands)

2002	$75,000

2003	140,000

2004	221,000

2005	179,000

2006	180,700

Thereafter	73,500

Total	$869,200

  Revolving Line of Credit

      The Company has an unsecured revolving line of credit for $527,500,000. The facility may be expanded up to $600,000,000 at the Company’s option. The facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every thirty days. The interest rates were 3.3% and 3.2% at September 30, 2002, and December 31, 2001, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line expires in August 2003, and may be extended under substantially similar terms for one additional year at the Company’s sole option. The line of credit requires monthly interest payments and all principal is due upon its expiration.

      The average debt outstanding on the revolving line of credit was $55,785,000 and $106,338,000 for the nine months ended September 30, 2002, and for the year ended December 31, 2001, respectively. The maximum amount borrowed under this facility and the weighted average interest rate for the nine months ended September 30, 2002, and for the year ended December 31, 2001, were $145,250,000 and $213,500,000, and 3.2% and 5.4%, respectively.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2002, the Company was in compliance with these covenants.

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

Note 6. Shareholders’ Equity

      Sales of common stock for the nine months ended September 30, 2002, and the year ended December 31, 2001, were as follows:

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

      Dividend reinvestment plan activity for the nine months ended September 30, 2002, and for the year ended December 31, 2001, was as follows:

	2002	2001
(in thousands, except per share amounts)
Shares issued	203	271

Average price per share	$23.12	$23.32

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Earnings Per Common Share

      Earnings per common share for the three and nine months ended September 30, 2002, and 2001, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$45,520	$59,703	$174,935	$157,837

Less preferred stock dividends	(55)	(55)	(165)	(165)

Income available to common shareholders	$45,465	$59,648	$174,770	$157,672

Basic shares outstanding	102,327	92,903	101,329	89,282

Dilutive options outstanding to officers	975	1,682	1,711	1,582

Diluted shares outstanding	103,302	94,585	103,040	90,864

Basic earnings per common share	$0.44	$0.64	$1.73	$1.77

Diluted earnings per common share	$0.44	$0.63	$1.70	$1.74

Note 8. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid dividends of $0.53, $0.55 and $0.56 per common share for the first, second and third quarters of 2002, respectively. The dividends totaled $57,340,000 and $166,823,000 for the three and nine months ended September 30, 2002, respectively. The Company’s Board of Directors also declared a dividend of $0.56 per common share for the fourth quarter of 2002.

Note 9. Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 2002, and 2001, the Company paid $40,565,000 and $36,867,000, respectively, for interest. For the nine months ended September 30, 2002, and 2001, the Company’s non-cash financing activities totaled $7,077,000 and $9,338,000, respectively, and includes stock option exercises and dividend reinvestment.

Note 10. Hedging Activities

      The Company invests in CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate. The Company has entered into transactions with two financial institutions to hedge against movement in Treasury rates on certain of the BB+, BB and BB- rate CMBS bonds. These transactions involved the Company receiving the proceeds from the sale of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Hedging Activities, continued

the then current market price. Borrowed Treasury securities as of September 30, 2002, and December 31, 2001, consisted of the following:

	September 30, 2002		December 31, 2001
(in thousands)
Description of Issue	Cost	Value	Cost	Value

10-year Treasury, due August 2011	$—	$—	$19,175	$17,989

10-year Treasury, due August 2011	—	—	5,693	5,656

10-year Treasury, due August 2011	—	—	23,636	23,618

10-year Treasury, due February 2012	2,628	2,888	—	—

10-year Treasury, due February 2012	25,271	28,662	—	—

10-year Treasury, due February 2012	18,765	20,664	—	—

	$46,664	$52,214	$48,504	$47,263

      Obligations to replenish borrowed Treasury securities as of September 30, 2002 and December 31, 2001 were $52,214,000 and $47,263,000 respectively, and are recorded as other liabilities. As of September 30, 2002, the total obligations on the hedge had increased since the original sale date due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $5,550,000. The net proceeds related to the sales of the borrowed Treasury securities of $46,664,000 and $48,504,000 have been included in other assets at September 30, 2002 and December 31, 2001, respectively. Under the terms of the transactions, the Company has provided additional cash collateral of $5,026,000 at September 30, 2002 for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date. The cash collateral has been included in other assets in the accompanying consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Financial Highlights

	At and for the
	Nine Months Ended
	September 30,		At and for the Years Ended December 31,

	2002(5)	2001(5)	2001	2000	1999	1998	1997

	(unaudited)

Per Common Share Data

Net asset value, beginning of period	$13.57	$12.11	$12.11	$10.20	$8.79	$8.07	$8.34

Net investment income before income tax benefit (expense) and net realized and unrealized gains(1)	1.38	1.39	1.92	1.53	1.18	1.06	0.94

Income tax benefit (expense)(1)	(0.01)	—	0.01	—	—	(0.01)	(0.03)

Net realized and unrealized gains(1)	0.33	0.35	0.23	0.41	0.46	0.45	0.36

Minority interests(1)	—	—	—	—	—	—	(0.03)

Net increase in net assets resulting from operations	1.70	1.74	2.16	1.94	1.64	1.50	1.24

Net decrease in net assets from shareholder distributions(2)	(1.64)	(1.50)	(2.01)	(1.82)	(1.60)	(1.43)	(1.71)

Net increase in net assets from capital share transactions	0.32	1.07	1.31	1.79	1.37	0.65	0.20

Net asset value, end of period	$13.95	$13.42	$13.57	$12.11	$10.20	$8.79	$8.07

Market value, end of period	$21.89	$22.75	$26.00	$20.88	$18.31	$17.31	$22.25

Total return	(10)%	16%	36%	25%	15%	(16)%	77%

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)

Ending net assets	$1,429,049	$1,300,237	$1,352,123	$1,029,692	$667,513	$491,358	$420,060

Common shares outstanding at end of period(3)	102,468	96,921	99,607	85,057	65,414	55,919	52,047

Diluted weighted average shares outstanding	103,040	90,864	93,003	73,472	60,044	51,974	49,251

Employee and administrative expenses/ average net assets	2.67%	2.85%	3.80%	4.98%	6.25%	7.09%	4.66%

Total expenses/average net assets(4)	6.42%	7.06%	9.31%	11.88%	12.44%	11.86%	12.43%

Net investment income/ average net assets(4)	10.11%	11.07%	15.15%	13.55%	12.61%	12.72%	11.15%

Portfolio turnover rate	13.97%	9.27%	10.04%	28.92%	34.19%	63.53%	42.72%

Average debt outstanding	$927,270	$821,900	$847,121	$707,400	$461,500	$261,300	$336,800

Average debt per share	$9.00	$9.05	$9.11	$9.63	$7.69	$5.03	$6.84

(1)	Based on diluted weighted average number of shares outstanding for the period.

(2)	For the year ended December 31, 1997, shareholder distributions included $0.51 of merger-related dividends.

(3)	Excludes 234,977, 516,779 and 810,456 common shares held in the deferred compensation trust at or for the years ended December 31, 2000, 1999, and 1998, respectively.

(4)	For the purpose of calculating the ratios, total expenses and net investment income for the year ended December 31, 1997 exclude merger expenses of $5,159,000.

(5)	The results for the nine months ended September 30, 2002 and 2001, respectively, are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Litigation

      A series of class action lawsuits had been filed in the United States District Court for the Southern District of New York against the Company, certain of its directors and officers and its former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically they alleged, among other things, that the Company purportedly misstated the value of certain portfolio investments in its financial statements, which allegedly resulted in the purchase of its common stock by purported class members at artificially inflated prices. Several of the complaints also alleged state law claims for common law fraud. The complaints sought compensatory and other damages, and costs and expenses associated with the litigation. The lawsuits have been consolidated into a single proceeding captioned In re Allied Capital Corp. Securities Litigation, 02 CV 3812. The consolidated complaint does not include Arthur Andersen LLP as a named defendant or assert any state law claims against the named defendants. The Company believes that the lawsuit is without merit, and it intends to defend the lawsuit vigorously. While the Company does not expect these matters to materially affect its financial condition or results of operations, there can be no assurance as to whether any such pending litigation will have a material adverse effect on its financial condition or results of operations in any future reporting period.

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

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2002, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2002, changes in net assets and cash flows for the nine-month period ended September 30, 2002, and financial highlights (included in Note 11) for the nine-month period ended September 30, 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

      The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were audited by other accountants whose report dated February 20, 2002, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying consolidated balance sheet, including the consolidated statement of investments, as of December 31, 2001. Additionally, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001, and the related statement of changes in net assets and cash flows for the nine-month period ended September 30, 2001, and financial highlights (included in Note 11) for the nine-month period ended September 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.

/s/ KPMG LLP

Washington, D.C.

October 21, 2002

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

      Our portfolio composition at September 30, 2002, and December 31, 2001, was as follows:

	At	At
	September 30,	December 31,
	2002	2001

Private Finance	71%	68%

Commercial Real Estate Finance	29%	32%

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

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields at and for the three and nine months ended September 30, 2002 and 2001, and at and for the year ended December 31, 2001, were as follows:

	At and for the		At and for the		At and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value	$2,343.6	$2,174.4	$2,343.6	$2,174.4	$2,329.6

Investments funded	$157.6	$213.7	$353.0	$513.5	$680.3

Change in accrued or reinvested interest and dividends	$13.5	$14.9	$33.0	$40.4	$51.6

Principal repayments	$44.7	$7.9	$111.7	$50.4	$74.5

CMBS and commercial real estate loan sales	$87.2	$55.4	$213.5	$130.0	$130.0

Yield*	14.1%	14.1%	14.1%	14.1%	14.3%

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio, investment activity and yields at and for the three and nine months ended September 30, 2002 and 2001, and at and for the year ended December 31, 2001, were as follows:

	At and for the		At and for the		At and for
	Three Months Ended		Nine Months Ended		the Year Ended
	September 30,		September 30,		December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value:

Loans and debt securities	$1,122.6	$1,095.6	$1,122.6	$1,095.6	$1,107.9

Equity interests	540.0	443.7	540.0	443.7	487.2

Total portfolio	$1,662.6	$1,539.3	$1,662.6	$1,539.3	$1,595.1

Investments funded	$148.7	$116.9	$218.4	$230.7	$287.7

Change in accrued or reinvested interest and dividends	$13.5	$14.8	$32.6	$39.2	$48.9

Principal repayments	$44.2	$6.0	$100.2	$29.1	$43.8

Yield*	14.4%	14.5%	14.4%	14.5%	14.8%

*	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded during the three and nine month periods ended September 30, 2002, and the year ended December 31, 2001, consisted of the following:

	Loans and	Equity
	Debt Securities	Interests	Total
($ in thousands)
For the three months ended September 30, 2002(1)

Companies more than 25% owned	$15,775	$300	$16,075

Companies 5% to 25% owned	17,314	386	17,700

Companies less than 5% owned	106,995	7,886	114,881

Total	$140,084	$8,572	$148,656

For the nine months ended September 30, 2002(1)

Companies more than 25% owned	$31,737	$4,059	$35,796

Companies 5% to 25% owned	24,808	7,432	32,240

Companies less than 5% owned	141,018	9,392	150,410

Total	$197,563	$20,883	$218,446

For the year ended December 31, 2001(1)

Companies more than 25% owned	$47,860	$78,260	$126,120

Companies 5% to 25% owned	8,203	3,721	11,924

Companies less than 5% owned	142,144	7,548	149,692

Total	$198,207	$89,529	$287,736

(1)	The private finance portfolio is presented in three categories—companies more than 25% owned, which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and therefore are deemed controlled by us under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned, which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     At September 30, 2002, we had outstanding funding commitments of $92.8 million to portfolio companies, including $28.1 million committed to private venture capital funds. At September 30, 2002, we also had total commitments to private finance portfolio companies in the form of standby letters of credit and guarantees of $61.7 million.

      We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time we may opt to reinvest accrued interest receivable in a new debt or equity security in lieu of receiving such interest in cash and providing a subsequent growth investment.

      We may acquire more than 50% of the common stock of a company in a control buyout transaction. Control investments are generally structured such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. In some cases for companies that are more than 50% owned, we may not accrue interest on loans and debt securities if such company is in need of additional capital and, therefore, we may defer current debt service. Our most significant investments acquired through control buyout transactions at September 30, 2002, were The Hillman Companies, Inc., (formerly SunSource, Inc.), acquired in 2001 and Business Loan Express, Inc., acquired in 2000.

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

      During the second quarter of 2002, we recorded unrealized appreciation on this investment of $32.8 million. At September 30, 2002, our investment in Hillman totaled $131.5 million at value, or 5.2% of total assets. We did not change the unrealized appreciation on our investment in Hillman during the third quarter of 2002, as the fair value of our investment was still within our range of estimations of enterprise value for the company. Hillman remains on plan with respect to achieving its estimated 2002 earnings before interest, taxes, depreciation, amortization and management fees, of approximately $50 million.

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

      At September 30, 2002, our investment in Business Loan Express totaled $254.3 million at value, or 10.1% of our total assets, which includes unrealized appreciation of $35.4 million. We did not change the unrealized appreciation on our investment in BLX during the third quarter of 2002, as the fair value of our investment was still within our range of estimations of enterprise value. In determining the equity value included in the estimated enterprise value, we assumed that BLX’s equity securities would be valued at a multiple of approximately 8 times trailing 2002 pro-forma net income of $23 million, which results from BLX’s actual fiscal 2002 earnings adjusted for management fees and a pro-forma capital structure that assumes the sale of the company.

      To view another measure of the fair value of our investment in BLX, we compared our investment at fair value in BLX of $254.3 million to our share of the book value of BLX’s junior capital. Our share of BLX’s junior capital totals $145.7 million and includes subordinated debt due to us of $89.4 million, preferred equity of $25.1 million and our share of common equity, including paid-in capital and retained earnings of $31.2 million. This comparison shows that the fair value of our $254.3 million investment is 1.7 times the cost or book basis of our share of BLX’s junior capital in total.

      Summary financial data for Business Loan Express at and for the quarter ended September 30, 2002, and the year ended June 30, 2002, was as follows:

	At and for the	At and for the
	Quarter Ended	Year Ended
	September 30, 2002(1)	June 30, 2002
($ in millions)
Operating Data

Total revenue	$25.7	$84.6

Profits before taxes	$1.5	$3.6

Earnings before interest, taxes and management fees (EBITM)	$12.9	$43.0

Balance Sheet Data

Total assets(2)	$279.7	$277.1

Total debt	$186.1	$183.0

Total shareholders’ equity	$60.7	$59.9

Cash Flow Data

Cash provided by operating activities	$10.7	$18.7

Cash used in investing activities	$(8.6)	$(37.1)

Cash provided by financing activities	$0.7	$3.0

Other Data

Total loan originations	$153.7	$565.1

Serviced loan portfolio	$1,501.6	$1,372.6

Number of loans	2,251	2,083

Loan delinquencies(3)	8.5%	9.4%

(1)	Financial data at and for the quarter ended September 30, 2002, is unaudited. The results of operations, changes in cash flows and loan originations for the three months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.
(2)	Included in total assets is $6 million of goodwill. There is no other goodwill on BLX’s balance sheet. We acquired 94.9% of BLC Financial Services, Inc. on December 31, 2000. “Push-down” accounting was not required with respect to this transaction; accordingly, goodwill was not recorded by BLX.
(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 7.9% at September 30, 2002. Delinquencies for the types of small business loans made by BLX typically range between 8% and 12%.

     The loans originated by BLX are generally secured by commercial real estate. Loans originated under the 7(a) Guaranteed Loan Program also require the personal guarantee of the borrower and, in many cases, the loans are also secured by additional real estate collateral. Because the loans are secured by collateral, BLX’s annual loan losses for its serviced SBA 7(a) loans, computed using the unguaranteed balance of the SBA 7(a) loan portfolio, were less than 1% on average for the last five fiscal years.

      Business Loan Express sells or securitizes substantially all of the loans it originates. BLX currently sells the guaranteed piece of SBA 7(a) guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1% and 2.0% of the guaranteed loan amount. Alternatively, BLX may sell the guaranteed piece of SBA 7(a) guaranteed loans at par and retain an annual servicing spread, at current prices, of generally between 4.0% and 4.8%. BLX securitizes the unguaranteed piece of the SBA 7(a) loans and conventional loans it originates. Typically, BLX retains up to 2.7% of the loan securitization pools and receives a spread from the excess of loan interest received on the loans sold over the interest cost on the securities issued in the securitization generally between 4.7% and 4.8%.

      As a result of BLX’s guaranteed loan sales and as a result of securitization transactions, BLX had assets at September 30, 2002, totaling approximately $116.1 million representing the residual interests in and servicing assets for loans sold or securitized, together referred to as Residual Interests. These Residual Interests represent the discounted present value of future cash flow streams to be received from loans sold or securitized after making allowances for estimated prepayments, losses and loan delinquencies.

      If loan payments on all loans were to be received as stated in the loan agreements, estimated future cash flows to BLX from loans sold or securitized would total approximately $469 million in the aggregate over the remaining term of these loans. Of the approximate $469 million, estimated cash flows for the 12 months ended September 30, 2003, 2004, 2005, and 2006 would be approximately $36 million, $35 million, $34 million and $33 million, respectively.

      BLX’s cash flow from operations for the quarter ended September 30, 2002 was $10.7 million. Sources of cash flow from operations include net income, cash proceeds from loan sales net of cash used for loans originated, and changes in working capital. BLX’s cash used in investing activities for the quarter ended September 30, 2002 was $8.6 million. Cash used in investing activities includes the origination of residual interests from loans sold, net of collections of residual interests and cash used to purchase fixed assets. BLX’s external cash funding requirements to finance its operations and loan portfolio for the quarter were $0.7 million which was funded by the senior revolving line of credit.

      Business Loan Express has a three-year $124 million revolving credit facility that matures in March 2004. As the controlling shareholder of Business Loan Express, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest and other fees) of Business Loan Express under the revolving credit facility. The amount guaranteed by us at September 30, 2002 was $48.5 million. This guaranty can be called by the lenders only in the event of a default by Business Loan Express. Business Loan Express was in compliance with the terms of the revolving credit facility at September 30, 2002. We have also provided two standby letters of credit in connection with two term securitization transactions completed by Business Loan Express in the second quarter of 2002 totaling $10.6 million.

      Business Loan Express is currently contemplating a corporate restructure and recapitalization whereby the company would convert from a corporation to a limited liability company. This restructure would enable the company to have greater flexibility as it grows. Upon such restructure and recapitalization, our equity interests would be converted to membership units and the earnings of Business Loan Express would pass through to its members as dividends. There can be no assurance when or if the corporate restructure and recapitalization will occur. BLX expects to incur certain reorganization expenses related to the corporate restructure and recapitalization.

      Business Loan Express is the nation’s second largest non-bank government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). Therefore, changes in the laws or regulations that govern SBLCs or the SBA’s 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material impact on Business Loan Express or its operations. As of October 1, 2002, the SBA implemented a maximum loan size of $500,000 for loans originated through the SBA 7(a) Guaranteed Loan Program. Pending revision of the government’s funding of this program, this limitation may be revisited. BLX does not anticipate that the change will have a material effect on its business. The company plans to emphasize its conventional loan program should the $500,000 SBA 7(a) loan size cap remain in place. Business Loan Express is a preferred lender as designated by the SBA in 68 markets across the United States, and originates, sells and services small business loans. In addition to the 7(a) Guaranteed Loan Program, Business Loan Express originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program. Business Loan Express has 37 offices across the United States and is headquartered in New York, New York.

      WyoTech Acquisition Corporation. On July 1, 2002, WyoTech Acquisition Corporation was sold for $84.4 million. We acquired WyoTech in December of 1998 and owned 91% of the common equity of WyoTech. At June 30, 2002, our investment had a cost basis of $16.4 million, which represented all of the debt ($12.6 million), preferred stock ($3.7 million) and 91% of the common equity capital ($0.1 million) of WyoTech. Our total proceeds from the sale of WyoTech, including the repayment of debt and preferred stock and the sale of our 91% common equity ownership, were $77.2 million. We recognized a realized gain of $60.8 million on the transaction. The sale of WyoTech is subject to post-closing working capital adjustments, if any, and customary indemnification provisions.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity and yields at and for the three and nine months ended September 30, 2002 and 2001, and at and for the year ended December 31, 2001, were as follows:

	At and for the		At and for the
	Three Months		Nine Months		At and for the
	Ended		Ended		Year Ended
	September 30,		September 30,		December 31,

	2002	2001	2002	2001	2001
($ in millions)

	(unaudited)		(unaudited)

Portfolio at value:

CMBS bonds	$496.4	$447.5	$496.4	$447.5	$558.3

Collateralized debt obligation preferred shares	53.0	24.6	53.0	24.6	24.2

Total CMBS	549.4	472.1	549.4	472.1	582.5

Commercial mortgage loans	59.7	86.2	59.7	86.2	79.6

Residual interest	69.0	74.4	69.0	74.4	69.9

Real estate owned	2.9	2.4	2.9	2.4	2.5

Total Portfolio	$681.0	$635.1	$681.0	$635.1	$734.5

Investments funded	$8.9	$96.8	$134.6	$282.8	$392.6

Change in accrued or reinvested interest	$—	$0.1	$0.4	$1.2	$2.7

Principal repayments	$0.5	$1.9	$11.5	$21.3	$30.7

CMBS and commercial real estate loan sales	$87.2	$55.4	$213.5	$130.0	$130.0

Yield*	13.6%	13.5%	13.6%	13.5%	13.5%

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned.

     Our primary commercial real estate investment activity is the investment in non-investment grade commercial mortgage-backed securities, or CMBS. In 1998, we began to take advantage of a unique market opportunity to acquire non-investment grade CMBS bonds at significant discounts from the face amount of the bonds. We believe that CMBS is an attractive asset class because of the yields that can be earned on securities that are secured by commercial mortgage loans, and ultimately commercial real estate properties. We did not make any new CMBS bond investments during the third quarter of 2002 as there was a limited supply of new CMBS bond issuances in the market. The supply of new CMBS bond issuances has increased in the fourth quarter and we are currently in the process of underwriting two transactions that may close during the fourth quarter of 2002. Our CMBS investment activity level will be dependent upon our ability to invest in CMBS at attractive yields. We plan to continue our CMBS investment activity, however, in order to maintain a balanced portfolio, we expect that CMBS will not exceed 25% of our total assets.

      Our commercial real estate investment activity for the three and nine months ended September 30, 2002, and for the year ended December 31, 2001, was as follows:

	Amount Invested

	Face		Amount
	Amount	Discount	Funded	Yield(1)(3)
($ in millions)
For the three months ended September 30, 2002

CMBS bonds	$—	$—	$—

CDOs	1.0	—	1.0	17.4%

Commercial mortgage loans	—	—	—

Real estate owned(2)	7.9	—	7.9

Total	$8.9	$—	$8.9	17.4%

For the nine months ended September 30, 2002

CMBS bonds	$181.4	$(83.8)	$97.6	14.7%

CDOs	29.0	—	29.0	17.5%

Commercial mortgage loans	0.1	—	0.1	10.0%

Real estate owned(2)	7.9	—	7.9

Total	$218.4	$(83.8)	$134.6	15.3%

For the year ended December 31, 2001

CMBS bonds	$661.4	$(295.6)	$365.8	14.0%

CDOs	24.6	—	24.6	16.9%

Commercial mortgage loans	2.2	—	2.2	10.0%

Total	$688.2	$(295.6)	$392.6	14.2%

(1)	The yield on new CMBS bond investments will vary from period to period depending on the concentration of lower yielding BB+, BB and BB- CMBS bonds purchased in that period to the total amount invested.
(2)	During the quarter ended September 30, 2002, we acquired real estate property in connection with a foreclosed asset in order to facilitate the disposition of the property. A current yield was therefore not calculated for this investment.
(3)	Total yield calculation for the three and nine months ended September 30, 2002 excludes new investments in real estate owned.

     CMBS Bonds. The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At September 30, 2002, our CMBS bonds were subordinate to 91% to 97% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of principal and interest, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the nine months ended September 30, 2002, and the year ended December 31, 2001, the average discount for the CMBS bonds in which we invested was 46% and 45%, respectively.

      The underlying pools of mortgage loans that are collateral for our new CMBS bond investments for the nine months ended September 30, 2002, and for the year ended

December 31, 2001, had respective underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Nine Months		For the Year Ended
	Ended September 30,		December 31,

	2002		2001

Loan to Value Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$401.9	16%	$1,259.7	15%

60-65%	178.7	7	941.6	11

65-70%	264.1	11	1,140.6	14

70-75%	799.5	32	2,400.4	29

75-80%	812.7	33	2,466.4	30

Greater than 80%	12.0	1	119.6	1

Total	$2,468.9	100%	$8,328.3	100%

Weighted average loan to value	70.4%		69.7%

	For the Nine Months		For the Year Ended
	Ended September 30,		December 31,

	2002		2001
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$103.3	4%	$484.8	6%

1.76-2.00	84.2	3	158.2	2

1.51-1.75	240.3	10	855.0	10

1.26-1.50	1,631.8	66	5,008.3	60

1.00-1.25	409.3	17	1,822.0	22

Total	$2,468.9	100%	$8,328.3	100%

Weighted average debt service coverage ratio	1.41		1.48

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

     As a part of our strategy to maximize our return on equity capital, we sold CMBS bonds rated BB+ through B during the nine months ended September 30, 2002 with a cost basis of $205.9 million, and bonds rated BB+ through BB-during the year ended December 31, 2001 with a cost basis of $124.5 million. These bonds had a weighted average effective yield of 11.5% and 10.3%, and were sold for $225.6 million and $126.8 million, respectively, resulting in realized gains on the sales. The sales of these primarily lower-yielding bonds increased our overall liquidity. Included in the CMBS bond sales during the third quarter of 2002 were $129.8 million of face amount of CMBS bonds with a cost basis of $82.7 million. We recognized a gain on this sale of $12.0 million, net of a realized loss of $2.1 million from a hedge related to the CMBS bonds sold. The CMBS bonds sold represented a strip of BB+ through B from our portfolio and had a weighted average yield to maturity of 12.0%. The CMBS bonds were sold to institutional investors.

      The effective yield on our CMBS bond portfolio at September 30, 2002 and December 31, 2001 was 14.5% and 14.7%, respectively. The yield on the CMBS portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB and BB- CMBS bonds held in the portfolio. At September 30, 2002, and December 31, 2001, the unamortized discount related to the CMBS portfolio was $595.6 million and $611.9 million, respectively. At September 30, 2002, the CMBS bond portfolio had a fair value of $496.4 million, which included net unrealized appreciation on the CMBS bonds of $39.8 million.

      At September 30, 2002, the underlying pools of mortgage loans that are collateral for our CMBS bonds consisted of approximately 4,100 commercial mortgage loans with a total outstanding principal balance of $22.9 billion. At September 30, 2002, and December 31, 2001, 0.99% and 0.52%, respectively, of the loans in the underlying collateral pool for our CMBS bonds were over 30 days delinquent or were classified as real estate owned.

      Collateralized Debt Obligation Preferred Shares. During the nine months ended September 30, 2002, and the year ended December 31, 2001, we invested in the preferred shares of three and one, respectively, collateralized debt obligations, or CDOs, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1,017.6 million and was issued by 42 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $479.0 million issued in 39 separate CMBS transactions. The non-investment grade CMBS collateral consists of BB+, BB and BB- CMBS bonds with a face amount of $463.4 million issued in 39 separate CMBS transactions. Included in the CMBS collateral for the CDOs are $397.9 million of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by us, which were issued in 23 separate CMBS transactions. The preferred shares are junior in priority for payment of principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At September 30, 2002, our preferred shares in the CDOs were subordinate to approximately 96% of the more senior tranches of debt issued by the CDOs. The yield on the CDOs was 17.2% and 16.9% at September 30, 2002, and December 31, 2001, respectively.

      Commercial Mortgage Loans and Real Estate Owned. Since 1998, we have been liquidating much of our whole commercial mortgage loan portfolio so that we can redeploy the proceeds into higher yielding assets. For the nine months ended September 30, 2002, and for the year ended December 31, 2001, we sold $7.6 million and $5.5 million, respectively, of commercial mortgage loans and real estate owned. At September 30, 2002, our whole commercial mortgage loan portfolio had been reduced to $59.7 million from $79.6 million at December 31, 2001.

      Residual Interests. The residual interest primarily consists of a retained interest totaling $68.9 million from a 1998 asset securitization whereby bonds were sold in three classes rated AAA, AA and A. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied. At September 30, 2002, one class of bonds rated AAA was outstanding totaling $21.7 million. We have the right to call the bonds upon a minimum of ten days notice to the bondholders. Once the bonds are fully repaid, either through the cash flows from the securitized loans or due to us calling the bonds, the remaining loans in the trust will be returned to us as payment on the residual interest. At September 30, 2002, the residual interest had a fair value of $69.0 million.

Portfolio Asset Quality

      As a means to review portfolio quality, we are providing data using three separate measures — 1) portfolio by grade, 2) loans and debt securities on non-accrual status, and 3) loans and debt securities over 90 days delinquent. These three separate categories should not be added together, but instead are three different measures to assist in evaluating the portfolio. Our primary measure for portfolio quality remains the grade of each investment in the portfolio.

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

      At September 30, 2002, and December 31, 2001, our portfolio was graded as follows:

	2002		2001

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)

1	$720.3	30.7%	$603.3	25.9%

2	1,441.6	61.5	1,553.8	66.7

3	58.2	2.5	79.5	3.4

4	12.8	0.6	44.5	1.9

5	110.7	4.7	48.5	2.1

	$2,343.6	100.0%	$2,329.6	100.0%

      Portfolio by Grade. Total Grades 4 and 5 assets as a percentage of the total portfolio at value at September 30, 2002 and December 31, 2001 were 5.3% and 4.0%, respectively. Grade 4 and 5 assets include loans, debt securities and equity securities. We expect that a number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate significantly from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected full amount of the potential loss when such exposure is identified.

      Loans and Debt Securities on Non-Accrual Status. Loans and debt securities on non-accrual status for which we have doubt about interest collection are classified as Grade 4 or 5 assets, which are investments in workout status. In addition to Grade 4 and 5 assets that are in workout, we may not accrue interest on loans to companies which are more than 50% owned by us from time to time if such companies are in need of additional capital and, therefore, we may defer current debt service. Loans and debt securities on non-accrual status may or may not be over 90 days delinquent, as it is not unusual for us to place a loan on non-accrual status before it is over 90 days past due, and there may be loans over 90 days delinquent for which we believe that the interest is fully collectible.

      For the total investment portfolio, workout loans not accruing interest, or those loans and debt securities in Grade 4 and 5, were $88.1 million at value at September 30, 2002, or 3.8% of the total portfolio. Included in this category at September 30, 2002, were loans of $14.3 million that were secured by commercial real estate. Workout loans not accruing interest were $109.0 million at value at December 31, 2001, or 4.7% of the total portfolio, of which $8.9 million were related to portfolio companies in liquidation, and $15.2 million represented loans secured by commercial real estate. As of September 30, 2002, $8.9 million representing receivables related to portfolio companies in liquidation were included in other assets. In addition to Grade 4 and 5 assets that are in workout, loans and debt securities to companies which are more than 50% owned by us that were not accruing interest totaled $63.8 million at value at September 30, 2002.

      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities over 90 days delinquent are all loans and debt securities in the portfolio that are over 90 days past due, and these loans and debt securities may or may not be included in Grade 4 or 5 assets. If the loan pertains to an investment in workout, the loan or debt security will be included in the Grade 4 or 5 categories. A loan or debt security may be included in Grade 4 or 5 before it is over 90 days past due. If a loan is past due but does not pertain to an investment in workout, the loan or debt security would be included in Grades 1, 2 or 3.

      Loans and debt securities greater than 90 days delinquent were $66.5 million at value at September 30, 2002, or 2.8% of the total portfolio. Included in this category are loans valued at $26.9 million that are secured by commercial real estate. Loans greater than 90 days delinquent were $39.1 million at value at December 31, 2001, or 1.7% of the total portfolio. Included in this category are loans valued at $14.1 million that were secured by commercial real estate.

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

      At September 30, 2002 and December 31, 2001, 0.99% and 0.52%, respectively, of the loans in the underlying collateral pool for our CMBS bond portfolio were over 30 days delinquent or were classified as real estate owned. We closely monitor the performance of all of the loans in the underlying collateral pools securing our CMBS investments.

Other Assets and Other Liabilities

      Because we invest in BB+, BB and BB- rated CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved receiving the proceeds from the sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the value of the borrowed Treasury securities and interest rates; we do not anticipate nonperformance by any counterparty.

      The total obligations to replenish borrowed Treasury securities were $52.2 million and $47.3 million at September 30, 2002, and December 31, 2001, respectively, which included unrealized depreciation on the obligations of $5.6 million and unrealized appreciation on the obligations of $1.2 million, respectively, due to changes in the yield on the borrowed Treasury securities. The obligations have been recorded as an other liability. The proceeds related to the sales of the borrowed Treasury securities were $46.7 million and $48.5 million at September 30, 2002, and December 31, 2001, respectively, and have been recorded as an other asset. Under the terms of the transactions, we have provided additional cash collateral of $5.0 million at September 30, 2002 for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date. The cash collateral has been recorded as an other asset in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2002 and 2001

      The following table summarizes our condensed operating results for the three months ended September 30, 2002 and 2001.

	For the Three
	Months Ended
	September 30,
				Percent
	2002	2001	Change	Change
($ in thousands, except per share amounts)

	(unaudited)

Interest and Related Portfolio Income

Interest and dividends	$67,624	$60,023	$7,601	13%

Premiums from loan dispositions	392	339	53	16%

Fees and other income	8,313	12,272	(3,959)	(32%)

Total interest and related portfolio income	76,329	72,634	3,695	5%

Expenses

Interest	17,430	16,093	1,337	8%

Employee	8,153	8,213	(60)	(1%)

Administrative	5,052	4,139	913	22%

Total operating expenses	30,635	28,445	2,190	8%

Net investment income before income tax expense and net realized and unrealized gains	45,694	44,189	1,505	3%

Income tax expense	600	—	600	—

Net investment income before net realized and unrealized gains	45,094	44,189	905	2%

Net Realized and Unrealized Gains

Net realized gains	48,222	3,348	44,874	*

Net unrealized gains (losses)	(47,796)	12,166	(59,962)	*

Total net realized and unrealized gains	426	15,514	(15,088)	*

Net increase in net assets resulting from operations	$45,520	$59,703	$(14,183)	(24%)

Diluted earnings per share	$0.44	$0.63	$(0.19)	(30%)

Weighted average shares outstanding — diluted	103,302	94,585	8,717	9%

*	Net realized and net unrealized gains and losses can fluctuate significantly from quarter to quarter. As a result, quarterly comparisons of net realized and net unrealized gains and losses may not be meaningful.

     Net increase in net assets resulting from operations, or net income, results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus net realized and unrealized gains or losses.

      Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions and fees and other income.

	For the Three
	Months Ended
	September 30,

	2002	2001
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$76.3	$72.6

Per share	$0.74	$0.77

      The increase in interest and dividend income earned resulted from the growth of our interest bearing investment portfolio and the dividends earned on certain preferred equity securities. Our investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 4% to $1,803.6 million at September 30, 2002, from $1,730.7 million at September 30, 2001. The weighted average yield on the interest-bearing investments in the portfolio at September 30, 2002 and 2001, was as follows:

	September 30,

	2002	2001

Private Finance	14.4%	14.5%

Commercial Real Estate Finance	13.6%	13.5%

Total Portfolio	14.1%	14.1%

      Included in premiums from loan dispositions are prepayment premiums of $0.4 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guaranties and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance and risk management.

      Fees and other income for the quarter ended September 30, 2002, included fees of $2.2 million related to structuring and diligence, fees of $0.4 million related to transaction services provided to portfolio companies, and fees of $5.7 million related to management services provided to portfolio companies, guaranty and other advisory services. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Business Loan Express and Hillman are our most significant portfolio investments and together represent 15.3% of our total assets at September 30, 2002. Total interest and related portfolio income earned from these investments for the three months ended September 30, 2002 and 2001, was $12.4 million and $11.0 million, respectively.

      Operating Expenses. Operating expenses include interest, employee and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended September 30, 2002 and 2001, are attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving credit facility. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	September 30,

	2002	2001
($ in millions)
Total Outstanding Debt	$990.7	$924.5

Average Outstanding Debt	$901.5	$862.4

Weighted Average Cost	7.1%	7.1%

BDC Asset Coverage*	259%	255%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The change in employee expense reflects the effect of wage increases and the change in the mix of employees given their area of responsibility and relevant experience level. Total employees were 103 and 95 at September 30, 2002 and 2001, respectively.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums and various other expenses. The increase in administrative expenses as compared to the same period in 2001 includes approximately $0.2 million from legal, consulting and other fees, including costs incurred to defend against class action lawsuits alleging violations of securities laws and to respond to market activity in our stock. Administrative expenses also increased by approximately $0.3 million due to increased costs for corporate liability insurance and $0.2 million due to travel costs, including corporate aircraft depreciation.

      Realized Gains and Losses. Net realized gains resulted from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses were as follows:

	For the Three
	Months Ended
	September 30,

	2002	2001
($ in millions)
Realized Gains	$77.9	$3.3

Realized Losses	(29.7)	—

Net Realized Gains	$48.2	$3.3

      Realized gains and losses for the three months ended September 30, 2002, resulted from various private finance and commercial real estate finance transactions. Realized gains for the three months ended September 30, 2002, primarily resulted from transactions involving three private finance portfolio companies, Wyoming Technical Institute ($60.8 million), Oriental Trading Company, Inc. ($2.5 million) and Kirkland’s, Inc. ($2.2 million), and the sale of CMBS bonds ($12.0 million, net of a realized loss of $2.1 million from a hedge related to the CMBS bonds sold). We reversed previously recorded unrealized appreciation totaling $70.1 million and $2.5 million when gains were realized for the three months ended September 30, 2002 and 2001, respectively.

      Realized losses for the three months ended September 30, 2002, primarily resulted from transactions involving two private finance portfolio companies, Velocita, Inc. ($16.0 million) and Schwinn Holdings Corporation ($7.9 million), and two commercial real estate investments ($2.1 million). We reversed previously recorded unrealized depreciation totaling $29.3 million and zero when losses were realized for the three months ended September 30, 2002 and 2001, respectively.

      Unrealized Gains and Losses. We determine the fair value of each investment in our portfolio on a quarterly basis, and changes in fair value result in unrealized gains or losses being recognized. At September 30, 2002, approximately 93% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      Valuation Methodology — CMBS Bonds. CMBS bonds are carried at fair value, which is based upon a discounted cash flow model which utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds. Our assumption with regard to discount rate is based upon the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS bonds, as comparable yields in the market change and/or whenever we determine that the value of our CMBS bonds is less than the cost basis due to changes in cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      Net Unrealized Gains and Losses — Net unrealized gains (losses) for the three months ended September 30, 2002 and 2001 were as follows:

	For the Three
	Months Ended
	September 30,

	2002	2001
($ in millions)
Unrealized appreciation:

Unrealized gains	$29.8	$28.3

Reversal of previously recorded depreciation	29.3	—

Total unrealized appreciation	59.1	28.3

Unrealized depreciation:

Unrealized losses	(36.8)	(13.6)

Reversal of previously recorded appreciation	(70.1)	(2.5)

Total unrealized depreciation	(106.9)	(16.1)

Net unrealized gains (losses)	$(47.8)	$12.2

      During the third quarter of 2002, we increased the fair value of our investment in Blue Rhino by $1.8 million based on the public market valuations of the company stock. In addition, we recorded unrealized appreciation totaling $6.2 million on ten other investments in our portfolio based upon the performance of the respective companies and/or indicative valuation estimates received from third parties.

      We recorded unrealized losses of $32.5 million on 30 portfolio investments during the three months ended September 30, 2002, largely due to conditions in the manufacturing, media and technology sectors, and due to company specific matters in certain companies. Portfolio companies for which unrealized depreciation was recorded this quarter include four companies in the portfolio that continue to be affected by weakness in the manufacturing sector for which we decreased fair value by $6.4 million; four companies in the media sector that have declined in fair value due to declining values in this sector for which we have decreased fair value by $10.5 million; and the three companies that have been affected by lower levels of technology spending for which we have decreased fair value by $1.8 million. In general, our portfolio companies in the consumer-driven sectors, such as retail and consumer products, continue to perform well. However, we decreased the fair value of three investments in this sector by $8.6 million. We also recorded depreciation of $2.0 million on five commercial mortgage loans and $0.7 million on one real estate owned property. As the economy improves, the financial performance of these portfolio companies may also improve. However, there can be no assurance when or if these companies’ performance may improve.

      CMBS Bonds. We recorded a net unrealized gain on our CMBS bond portfolio of $17.5 million in the third quarter of 2002. We determined the fair value of our CMBS bond portfolio using a discounted cash flow model based upon (i) the current performance of the underlying collateral loans, which utilizes prepayment and loss assumptions based upon historical and projected experience, economic factors and the characteristics of the underlying cash flow, and (ii) current market yields for comparable CMBS bonds, based upon Treasury rates and market spreads.

      Cash flow assumptions. With respect to the cash flows of the underlying collateral loans securing the CMBS bonds, the performance of the collateral loans to date is generally consistent with our original assumptions. We generally assume no prepayments on the collateral loans prior to maturity, as prepayments on the loans prior to maturity are generally prohibited or there are significant penalties, such as prepayment premiums, yield maintenance and/or defeasance requirements. Our credit loss assumptions for the underlying collateral loans at the time of investment in the CMBS bonds were generally estimated to assume that approximately 1% of the underlying collateral loan principal would be lost, and that one-third of the losses would be realized in year three, one-third in year six, and one-third in year nine. We believe that this is an appropriate approach to setting loss assumptions, as losses are expected to occur throughout the life of the CMBS bonds.

      As of September 30, 2002, total estimated losses in the underlying collateral pools over the life of the CMBS bonds were assumed to total approximately $217 million. Through September 30, 2002, $2.3 million in actual losses have been realized. While the actual realized losses as of September 30, 2002 are less than our originally estimated losses, we have not reduced the original estimates of the total expected losses over the life of the CMBS bonds. Loss assumptions affecting future cash flows are updated quarterly to reflect the estimated current and expected performance of the collateral loans on a loan-by-loan basis.

      Yield assumptions. During the third quarter of 2002, the overall yields on newly-issued CMBS bonds rated BB+ through B continued to decline due to the decline in Treasury yields combined with the narrowing of spreads, resulting in market yields for these bond classes being lower than the yields-to-maturity on our CMBS bonds for the same classes. More buyers of CMBS bonds have recently entered the market, particularly buyers for BB+ through BB rated CMBS bonds, which has contributed to the decline in spreads for these bond classes beginning in the second quarter of 2002. Historically, we have found yields on new issuances to be in the same range as the CMBS bonds we own. We confirmed our CMBS bond portfolio pricing estimates at September 30, 2002 with respect to spreads for our BB+ through B rated bonds with other CMBS bond market participants. Lower yields imply an increase in the value of our BB+ through B rated CMBS bond portfolio. The yields on B- through the non-rated classes have generally remained relatively consistent with the yields on our CMBS bonds in these classes. Pricing for these deeply subordinated classes of bonds are generally much more a function of the credit quality of a single issuance rather than market conditions.

      Fair Value. We have determined the fair value of our CMBS bonds based upon a discounted cash flow model using expected future cash flows and current market yields, as discussed above, to be approximately $496.4 million, and as a result have recorded a net unrealized gain on the CMBS bonds of $21.8 million for the quarter ended September 30, 2002. The net unrealized gain includes an unrealized loss of $0.7 million related to changes in estimated prepayment or loss assumptions.

      Because we invest in BB+, BB and BB- rated CMBS bonds, which are purchased at prices that are based on the 10-year Treasury rate, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved receiving the proceeds from the sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. The net proceeds related to the sales of the borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities totaled $46.7 million and $52.2 million, respectively, and have been included in other assets and other liabilities, respectively, at September 30, 2002. As of September 30, 2002, the total obligations on the hedge had increased to $52.2 million due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligation of $5.6 million. The decrease in the value of the hedge during the three months ended September 30, 2002, was $4.3 million and was recorded as an unrealized loss.

      The net unrealized gain on the CMBS bonds of $21.8 million, net of the unrealized loss on the hedge of $4.3 million, resulted in a net unrealized gain from the CMBS bond portfolio of $17.5 million for the three months ended September 30, 2002.

      Given that Treasury yields fluctuate, it is possible that there may be future adjustments to the fair value of the CMBS bonds. As a result, we have not classified the appreciated CMBS bonds as Grade 1 assets at September 30, 2002, since they may not result in any future capital gain. Therefore, CMBS bonds remain in Grade 2.

      Other Matters. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were 103.3 million and 94.6 million for the three months ended September 30, 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2002 and 2001

      The following table summarizes our condensed operating results for the nine months ended September 30, 2002, and 2001.

	For the Nine
	Months Ended
	September 30,
				Percent
	2002	2001	Change	Change
($ in thousands, except per share amounts)

	(unaudited)

Interest and Related Portfolio Income

Interest and dividends	$195,289	$173,722	$21,567	12%

Premiums from loan dispositions	2,051	2,070	(19)	(1%)

Fees and other income	34,573	30,652	3,921	13%

Total interest and related portfolio income	231,913	206,444	25,469	12%

Expenses

Interest	52,414	47,974	4,440	9%

Employee	24,462	22,269	2,193	10%

Administrative	12,913	10,166	2,747	27%

Total operating expenses	89,789	80,409	9,380	12%

Net investment income before income tax expense and net realized and unrealized gains	142,124	126,035	16,089	13%

Income tax expense	600	—	600	—

Net investment income before net realized and unrealized gains	141,524	126,035	15,489	12%

Net Realized and Unrealized Gains

Net realized gains	57,072	8,339	48,733	*

Net unrealized gains (losses)	(23,661)	23,463	(47,124)	*

Total net realized and unrealized gains	33,411	31,802	1,609	*

Net increase in net assets resulting from operations	$174,935	$157,837	$17,098	11%

Diluted earnings per share	$1.70	$1.74	$(0.04)	(2%)

Weighted average shares outstanding — diluted	103,040	90,864	12,176	13%

*	Net realized and net unrealized gains and losses can fluctuate significantly from period to period. As a result, year-to-date comparisons of net realized and net unrealized gains and losses may not be meaningful.

     Net increase in net assets resulting from operations, or net income, results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus net realized and unrealized gains or losses.

      Total interest and related portfolio income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions and fees and other income.

	For the Nine
	Months Ended
	September 30,

	2002	2001
($ in millions, except per share amounts)
Total Interest and Related Portfolio Income	$231.9	$206.4

Per share	$2.25	$2.27

      The increase in interest and dividend income earned resulted primarily from the growth of our investment portfolio and the dividends earned on certain preferred equity securities. Our investment portfolio, excluding non-interest bearing equity interests in portfolio companies, increased by 4% to $1,803.6 million at September 30, 2002, from $1,730.7 million at September 30, 2001. The weighted average yield on the interest-bearing investments in the portfolio at September 30, 2002 and 2001 was as follows:

	September 30,

	2002	2001

Private Finance	14.4%	14.5%

Commercial Real Estate Finance	13.6%	13.5%

Total Portfolio	14.1%	14.1%

      Included in premiums from loan dispositions are prepayment premiums of $2.0 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guaranty and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance and risk management.

      Fees and other income for the nine months ended September 30, 2002, included fees of $12.8 million related to structuring and diligence, fees of $4.1 million related to transaction services provided to portfolio companies, and fees of $17.4 million related to management services provided to portfolio companies, other advisory services and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Fees and other income for the nine months ended September 30, 2002 include investment advisory fees of $1.6 million related to our investment advisory contract to provide services to the Allied Capital Germany Fund, LLC. During the fourth quarter of 2002, we have decided to discontinue our German operations due to difficulty in finding attractive investment opportunities for the Germany Fund. In conjunction with this, we will incur some costs of discontinued operations, which we estimate will reduce our net income during the fourth quarter of 2002 and for the full year of 2002 by approximately 2.5 cents to 3.5 cents per share.

      Business Loan Express and Hillman are our most significant portfolio investments and together represent 15.3% of our total assets at September 30, 2002. Total interest and related portfolio income earned from these investments for the nine months ended September 30, 2002 and 2001 was $36.9 million and $27.4 million, respectively.

      Operating Expenses. Operating expenses include interest, employee and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the nine months ended September 30, 2002 and 2001 are attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving credit facility. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Nine Months
	Ended
	September 30,

	2002	2001
($ in millions)
Total Outstanding Debt	$990.7	$924.5

Average Outstanding Debt	$927.3	$821.9

Weighted Average Cost	7.1%	7.1%

BDC Asset Coverage*	259%	255%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The change in employee expense reflects the effect of wage increases and the change in the mix of employees given their area of responsibility and relevant experience level. Total employees were 103 and 95 at September 30, 2002 and 2001, respectively.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums and various other expenses. The increase in administrative expenses as compared to the same period in 2001 includes approximately $1.5 million from legal, consulting and other fees, including costs incurred to defend against class action lawsuits alleging violations of securities laws and to respond to market activity in our stock. Administrative expenses also increased by approximately $0.5 million due to increased costs for corporate liability insurance, $0.5 million due to outsourced technology assistance, and $0.2 million due to travel costs, including corporate aircraft depreciation.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses were as follows:

	For the Nine
	Months Ended
	September 30,

	2002	2001
($ in millions)
Realized Gains	$93.4	$9.9

Realized Losses	(36.3)	(1.6)

Net Realized Gains	$57.1	$8.3

      Realized gains and losses for the nine months ended September 30, 2002, resulted from various private finance and commercial real estate finance transactions. Realized gains for the nine months ended September 30, 2002, primarily resulted from transactions involving six private finance portfolio companies, Wyoming Technical Institute ($60.8 million), Aurora Communications, LLC ($4.9 million), Oriental Trading ($2.5 million), Kirkland’s, Inc. ($2.2 million), Cumulus Media, Inc. ($0.5 million), and Alderwoods Group, Inc. ($0.1 million), the sale of CMBS bonds ($19.1 million, net of a realized loss of $0.5 million from a hedge related to the CMBS bonds sold) and one commercial real estate investment ($1.3 million). For the nine months ended September 30, 2002 and 2001, we reversed previously recorded unrealized appreciation totaling $77.4 million and $6.5 million, respectively, when gains were realized.

      Realized losses for the nine months ended September 30, 2002, primarily resulted from transactions involving six private finance portfolio companies, Velocita, Inc. ($16.0 million), Schwinn Holdings Corporation ($7.9 million), The Loewen Group, Inc. ($2.7 million), iSolve Incorporated ($0.9 million), Sure-Tel, Inc. ($0.5 million), Soff-Cut Holdings, Inc. ($0.5 million), and six commercial real estate investments ($3.8 million). In January 2002, The Loewen Group, Inc. emerged from bankruptcy and as a result, we exchanged our debt securities for cash, new debt securities and publicly traded common stock in the reorganized company, which resulted in a realized loss. The Loewen Group, Inc. changed its name to Alderwoods Group, Inc. For the nine months ended September 30, 2002, and 2001, we reversed previously recorded unrealized depreciation totaling $34.5 million and $2.2 million, respectively, when losses were realized.

      Unrealized Gains and Losses. For a discussion of our fair value methodology and how it affects unrealized gains and losses, see “Unrealized Gains and Losses” included in the “Comparison of Three Months Ended September 30, 2002 and 2001.”

      Net unrealized gains (losses) for the nine months ended September 31, 2002 and 2001 were as follows:

	For the Nine
	Months Ended
	September 30,

	2002	2001
($ in millions)
Unrealized appreciation:

Unrealized gains	$166.3	$64.6

Reversal of previously recorded depreciation	34.5	2.2

Total unrealized appreciation	200.8	66.8

Unrealized depreciation:

Unrealized losses	(147.1)	(36.8)

Reversal of previously recorded appreciation	(77.4)	(6.5)

Total unrealized depreciation	(224.5)	(43.3)

Net unrealized gains (losses)	$(23.7)	$23.5

      Unrealized gains and losses recognized for the nine months ended September 30, 2002 are summarized below.

      During the nine months ended September 30, 2002, we increased the fair value of The Hillman Companies by $32.8 million and Business Loan Express, Inc. by $19.9 million based upon the performance of the companies; WyoTech Acquisition Corporation by $16.6 million based on the estimated proceeds expected to be received from the sale of this investment in July 2002; Blue Rhino and Kirkland’s by $13.3 million and $5.7 million, respectively, based on the public market valuations of each company’s stock; CorrFlex Graphics LLC and Morton Grove Pharmaceuticals, Inc. by $11.8 million, and $5.0 million, respectively, based on strong earnings growth and upon indicative valuation estimates received from third parties. In addition, we recorded unrealized gains totaling $15.5 million on 18 other investments in our portfolio.

      During the nine months ended September 30, 2002, we decreased the fair value of our investment in Startec Global Communications Corporation by $10.2 million to reflect the current plan of reorganization filed with the bankruptcy court in the second quarter of 2002. We decreased the value of Alderwoods Group, Inc. by $2.7 million to reflect the change in the Company’s public stock value.

      We also recorded $111.6 million in unrealized losses during the nine months ended September 30, 2002, largely due to conditions in the manufacturing, technology and media sectors, and the continuing effects of the events of September 11th, 2001. Portfolio companies for which unrealized depreciation was recorded included five companies that have been affected by weakness in the manufacturing sector for which we decreased fair value by $25.2 million; five companies that have been affected by lower levels of technology spending for which we decreased fair value by $18.5 million; seven companies in the media sector that have declined in fair value due to declining values in this sector for which we decreased fair value by $18.4 million; and two companies that continued to endure difficulties during 2002 as a result of the attacks of September 11th that have declined in fair value by $11.3 million. In general, our portfolio companies in the consumer-driven sectors, such as retail and consumer products, continue to perform well. However, we did decrease the fair value of six investments in this sector by $16.7 million during the nine months ended September 30, 2002. As the economy improves, the financial performance of these portfolio companies may also improve. However, there can be no assurance when or if these companies’ performance may improve. We also recorded depreciation of $3.3 million on six commercial mortgage loans and $4.2 million on two real estate owned properties.

      We also recorded $16.0 million of depreciation on our investment in Velocita, Inc. during the six months ended June 30, 2002, including accrued interest reserves, and we reversed the previously recorded depreciation during the third quarter of 2002 and recorded a realized loss of $16.0 million.

      CMBS Bonds. Unrealized appreciation on the CMBS bond portfolio was $39.1 million for the nine months ended September 30, 2002, which consisted of a net unrealized gain on the CMBS bonds of $45.7 million less the net unrealized loss on the hedge of $6.6 million. See “Unrealized Gains and Losses — CMBS Bonds” included in the “Comparison of Three Months Ended September 30, 2002 and 2001.”

      Given that Treasury yields fluctuate, it is possible that there may be future adjustments to the fair value of the CMBS bonds. As a result, we have not classified the appreciated CMBS bonds as Grade 1 assets at September 30, 2002, since they may not result in any future capital gain. Therefore, CMBS bonds remain in Grade 2.

      Other Matters. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were 103.0 million and 90.9 million for the nine months ended September 30, 2002 and 2001, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At September 30, 2002, and December 31, 2001, we had $23.6 million and $0.9 million, respectively, in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. Our objective is to manage to a low cash balance and fund new originations with our revolving line of credit.

Debt and Other Commitments

      We had outstanding debt at September 30, 2002, and December 31, 2001, as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
At September 30, 2002

Notes payable and debentures:

Unsecured long-term notes	$694.0	$694.0	7.8%

Small Business Administration debentures	101.8	94.5	8.2%

Auction rate reset note	75.0	75.0	3.6%

Overseas Private Investment Corporation loan	5.7	5.7	6.6%

Total notes payable and debentures	$876.5	$869.2	7.4%

Revolving line of credit	527.5	121.5	3.3	%(2)

Total debt	$1,404.0	$990.7	7.1%

At December 31, 2001

Notes payable and debentures:

Unsecured long-term notes	$694.0	$694.0	7.8%

Small Business Administration debentures	101.8	94.5	7.7%

Auction rate reset note	81.9	81.9	3.9%

Overseas Private Investment Corporation loan	5.7	5.7	6.6%

Total notes payable and debentures	$883.4	$876.1	7.4%

Revolving line of credit	497.5	144.7	3.2	%(2)

Total debt	$1,380.9	$1,020.8	7.0%

(1)	The annual interest cost on notes payable and debentures includes the cost of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings.
(2)	The current interest rate payable on the revolving line of credit was 3.3% and 3.2% at September 30, 2002 and December 31, 2001, respectively, which excludes the annual cost of commitment fees and other facility fees of $2.0 million.

      Unsecured Long-Term Notes. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2003. The notes require payment of interest only semi-annually, and all principal is due upon maturity.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with terms of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $111.7 million from the Small Business Administration. At September 30, 2002, the Small Business Administration has a commitment to lend up to an additional $7.3 million above the amount outstanding. The commitment expires on September 30, 2005.

      Auction Rate Reset Note. We have an Auction Rate Reset Senior Note Series A that bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, which adjusts quarterly. Interest is due quarterly and the note matures on December 27, 2002, as amended. As a means to repay the note, we have entered into an agreement with the placement agent of this note to serve as the placement agent on a future issuance of $75.0 million of debt, equity or other securities in one or more public or private transactions. Alternatively, we may repay the note in cash without conducting a capital raise. If we choose to repay the note in cash without conducting a capital raise, we will incur additional expense of approximately $3.2 million.

      Revolving Line of Credit. As of September 30, 2002, we have a $527.5 million unsecured revolving line of credit that expires in August 2003, with the right to extend the maturity for one additional year at our sole option under substantially similar terms. This facility was increased by $30.0 million during the first quarter of 2002 from $497.5 million at December 31, 2001, and may be further expanded up to $600 million. As of September 30, 2002, $400.7 million remains unused and available, net of amounts committed for standby letters of credit of $5.3 million issued under the credit facility. The credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25% or (ii) the higher of (a) the Bank of America, N.A. prime rate or (b) the Federal Funds rate plus 0.50%. The credit facility requires monthly payments of interest, and all principal is due upon maturity.

      We have various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2002, we were in compliance with these covenants.

      The following table shows our significant contractual obligations as of September 30, 2002.

		Payments Due By Year

($ in millions)							After
Contractual Obligations	Total	2002	2003	2004	2005	2006	2006

Notes payable and debentures:

Unsecured long-term notes	$694.0	$—	$140.0	$214.0	$165.0	$175.0	$—

Small Business Administration debentures	94.5	—	—	7.0	14.0	—	73.5

Auction rate reset note	75.0	75.0	—	—	—	—	—

Overseas Private Investment Corporation loan	5.7	—	—	—	—	5.7	—

Revolving line of credit(1)	121.5	—	—	121.5	—	—	—

Operating leases	21.6	0.6	2.6	2.7	2.7	2.6	10.4

Total contractual cash obligations	$1,012.3	$75.6	$142.6	$345.2	$181.7	$183.3	$83.9

(1)	The revolving line of credit expires in August 2003, and may be extended under substantially similar terms for one additional year at our sole option. We assume that we would exercise our option to extend the revolving line of credit, resulting in an assumed maturity of August 2004.

     The following table shows, as of September 30, 2002, our contractual commitments that may have the effect of creating, increasing or accelerating our liabilities.

		Amount of Commitment Expiration Per Year

($ in millions)							After
Commitments	Total	2002	2003	2004	2005	2006	2006

Standby letters of credit	$11.3	$—	$—	$5.3	$—	$—	$6.0

Guarantees	50.4	—	1.0	48.5	0.2	—	0.7

Total commitments	$61.7	$—	$1.0	$53.8	$0.2	$—	$6.7

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

      To support our growth during the nine months ended September 30, 2002, and for the year ended December 31, 2001, we raised $49.9 million and $286.9 million, respectively, in new equity capital through the sale of shares from our shelf registration statement. We issue equity from time to time when we have attractive investment opportunities. In addition, during the nine months ended September 30, 2002 and for the year ended December 31, 2001, we raised $4.7 million and $6.3 million, respectively, in new equity capital through the issuance of shares through our dividend reinvestment plan. At September 30, 2002, total shareholders’ equity had increased to $1,429.0 million.

      In order to raise new investment capital for portfolio growth, we are conducting a non-transferable rights offering. Each shareholder of record at the close of business on October 21, 2002, received one non-transferable right for each share held. For every 20 rights held, the shareholder will be able to purchase one share of Allied Capital’s common stock. In addition, an over-subscription feature has been included, allowing shareholders to subscribe for additional shares not subscribed for by other shareholders on a pro rata basis.

      The rights offering will expire on November 21, 2002, unless the offering is extended. The per share subscription price will be 93% of the average of the last reported sales price of a share of Allied Capital’s common stock on the NYSE on November 21, 2002, and the four preceding business days. All shares of common stock acquired through the rights offering are expected to receive the fourth quarter dividend of $0.56 per share. Subscription certificates evidencing the non-transferable rights and a copy of the prospectus for this offering have been mailed to record date shareholders. The rights offering will be made only by means of the rights offering prospectus.

      Our board of directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. For the first, second and third quarters of 2002, the board of directors declared a dividend of $0.53, $0.55 and $0.56 per common share, respectively. The board of directors has recently declared a dividend of $0.56 per common share for the fourth quarter of 2002, which will be paid on December 27, 2002 to shareholders of record on December 13, 2002. Dividends are paid based on our taxable income, which includes our taxable interest and fee income as well as taxable net realized capital gains. Our board of directors evaluates whether to retain or distribute capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains that exceed a normal capital gains distribution level, and therefore avoid any unusual spike in dividends in any one year. The dividend policy also enables the board of directors to selectively retain gains to support future growth.

      We plan to maintain a strategy of financing our business with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. Cash flow from operations before new investments was $504.8 million for the nine months ended September 30, 2002, and $330.8 million for the year ended December 31, 2001. Cash flow from operations before new investments has historically been sufficient to finance our operations.

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

      At September 30, 2002, our debt to equity ratio was 0.69 to 1 and our weighted average cost of funds was 7.1%. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $400.7 million on September 30, 2002. We believe that we have access to capital sufficient to fund our ongoing investment and operating activities.

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

      Commercial Mortgage-Backed Securities (“CMBS”). CMBS are carried at fair value, which is based upon a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds. Our assumption with regard to discount rate is based upon the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS as comparable yields in the market change and/or whenever we determine that the value of our CMBS is less than the cost basis due to changes in cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

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

RISK FACTORS

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

      Our portfolio of investments is illiquid. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2002, approximately 93% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value, for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in our statement of operations as “Net unrealized gains (losses).”

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, Inc. is our largest portfolio investment. Our financial results could be negatively affected if Business Loan Express, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At September 30, 2002, the investment totaled $254.3 million at value, or 10.1% of total assets.

      In addition, as controlling shareholder of Business Loan Express, we have provided an unconditional guaranty to Business Loan Express’ senior credit facility lenders in an amount equal to 50% of Business Loan Express’ total obligations on its $124.0 million revolving credit facility. The amount we have guaranteed at September 30, 2002, was $48.5 million. This guaranty can only be called in the event of a default by Business Loan Express. We have also provided two standby letters of credit in connection with two term loan securitization transactions completed by Business Loan Express in the second quarter of 2002 totaling $10.6 million.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200% which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2002, our asset coverage for senior indebtedness was 259%.

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

      At September 30, 2002, we had $990.7 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.1%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.8%.

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

      Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our taxable income, we generally will be subject to a 4% excise tax.

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

      Recently, the trading price of our common stock has been volatile. Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For information about the current securities class action lawsuit filed against us, see “Part II. Other Information — Legal Proceedings.”

Disclosure Regarding Forward-Looking Statements

      Information contained in this Form 10-Q may contain “forward-looking statements” which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations or similar words or phrases. The matters described in “Risk Factors” and certain other factors noted throughout this Form 10-Q constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

      Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. Important assumptions include our ability to originate new investments, maintain certain margins and levels of profitability, access the capital markets for debt and equity capital, the ability to meet regulatory requirements and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

      We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value, where appropriate. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies” and “— Results of Operations — Comparison of Three and Nine Months Ended September 30, 2002 and 2001 — Unrealized Gains and Losses” for further discussion of our valuation policies and methodology.

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

Item 4.  Controls and Procedures

      (a) Within the 90-day period prior to the filing date of this quarterly report, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

      (b) There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      A series of class action lawsuits had been filed in the United States District Court for the Southern District of New York against us, certain of our directors and officers and our former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically they alleged, among other things, that we purportedly misstated the value of certain portfolio investments in our financial statements, which allegedly resulted in the purchase of our common stock by purported class members at artificially inflated prices. Several of the complaints also alleged state law claims for common law fraud. The complaints sought compensatory and other damages, and costs and expenses associated with the litigation. The lawsuits have been consolidated into a single proceeding captioned In re Allied Capital Corp. Securities Litigation, 02 CV 3812. The consolidated complaint does not include Arthur Andersen LLP as a named defendant or assert any state law claims against the named defendants. We believe that the lawsuit is without merit, and we intend to defend the lawsuit vigorously. While we do not expect these matters to materially affect our financial condition or results of operations, there can be no assurance as to whether any such pending litigation will have a material adverse effect on our financial condition or results of operations in any future reporting period.

      We also are party to certain other lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2002, we issued a total of 74,570 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.6 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).

Exhibit
Number	Description

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Second Amended and Restated Credit Agreement, dated August 3, 2001. (Incorporated by reference to Exhibit f.2.g filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 33-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 of Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.6	Amendment and Consent Agreement, dated December 11, 2000, to the Amended and Restated Credit Agreement, dated May 17, 2000. (Incorporated by reference to Exhibit f.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.7	Sale and Servicing Agreement, dated as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1, Allied Capital Corporation, LaSalle National Bank and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit f.7.a filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.8	Indenture, dated as of January 1, 1998, between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank. (Incorporated by reference to Exhibit f.7.b filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.9	Amended and Restated Trust Agreement, dated January 1, 1998, between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit f.7.c filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).

Exhibit
Number	Description

10.10	Guaranty, dated as of January 1, 1998, by Allied Capital. (Incorporated by reference to Exhibit f.7.d filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.14	Auction Rate Reset Note Agreement, dated as of August 31, 2000, between Allied Capital and Intrepid Funding Master Trust; Forward Issuance Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit f.12 filed with Allied Capital’s Pre-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on September 12, 2000).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16	Amended and Restated Deferred Compensation Plan, dated December 30, 1998. (Incorporated by reference to Exhibit 10.11 of Allied Capital’s Form 10-K for the year ended December 31, 1998).
10.17	Amendment to Deferred Compensation Plan, dated October 18, 2000. (Incorporated by reference to Exhibit i.2.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.18	Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.21	Amendment to Allied Capital Corporation 401(k) Plan, dated December 31, 2000. (Incorporated by reference to Exhibit i.5.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.22	Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).

Exhibit
Number	Description

10.23	Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.24	Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
10.29*	Letter Agreement amending the Auction Rate Reset Note Agreement, dated as of September 30, 2002, between Allied Capital and Intrepid Funding Master Trust; Letter Agreement amending the Forward Issuance Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC; Amendment to the Remarketing and Contingent Purchase Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC.
15*	Letter regarding Unaudited Interim Financial Information
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

      (b) Reports on Form 8-K.

          None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)
/s/ WILLIAM L. WALTON --------------------------------------------------- Chairman and Chief Executive Officer

Dated: November 14, 2002	/s/ PENNI F. ROLL --------------------------------------------------- Chief Financial Officer

Certification of Chief Executive Officer

      I, William L. Walton, Chief Executive Officer of Allied Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ WILLIAM L. WALTON William L. Walton Chief Executive Officer

Certification of Chief Financial Officer

      I, Penni F. Roll, Chief Financial Officer of Allied Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer