Form 10-K
period 2002-12-31
ALLIED CAPITAL CORP
filed 2003-03-31
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)  YES  ☒ NO ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $2.1 billion based upon the last sale price for the registrant’s common stock on that date. As of February 28, 2003 there were 108,725,158 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003, are incorporated by reference into Part III of this Report.

PART I

Item 1.

BUSINESS

General

As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. We generally invest in illiquid securities through privately negotiated transactions. We generally invest in private middle market companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable. We have been investing in businesses for over 40 years and have financed thousands of companies nationwide. Today, our investment and lending activity is generally focused in two areas:

•	Private finance and

•	Commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities.

Our investment portfolio consists primarily of long-term unsecured loans with or without equity features, equity investments in companies, which may or may not constitute a controlling equity interest, non-investment grade commercial mortgage-backed securities, preferred shares in collateralized debt obligations, and commercial mortgage loans. At December 31, 2002, our investment portfolio totaled $2.5 billion at value. Our investment objective is to achieve current income and capital gains.

Corporate History and Offices

Allied Capital Corporation was formed in 1958. On December 31, 1997, Allied Capital Corporation, Allied Capital Corporation II, Allied Capital Commercial Corporation and Allied Capital Advisers, Inc. merged with and into Allied Capital Lending Corporation in a tax-free stock-for-stock exchange. Immediately following the merger, Allied Capital Lending Corporation changed its name to “Allied Capital Corporation.”

We are a Maryland corporation and a closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940. We are a registered investment adviser. We have a subsidiary that has also elected to be regulated as a BDC, Allied Investment Corporation, which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. See “Certain Government Regulations” below for further information about small business investment company regulation.

In addition, we have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries which are single-member limited liability companies established primarily to hold real estate properties. We have also established a subsidiary, A.C. Corporation (“AC Corp”) that provides diligence and structuring services on private finance and commercial real estate transactions, as well as structuring, transaction, management and advisory services to Allied Capital, our portfolio companies and other third parties.

Our executive offices are located at 1919 Pennsylvania Avenue, NW, Washington, DC 20006 and our telephone number is (202) 331-1112. In addition, we have regional offices in New York and Chicago.

Available Information

Our Internet address is www.alliedcapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Private Finance

We participate in the private equity business by providing privately negotiated long-term debt and equity investment capital. Our private finance investment activity is generally focused on providing junior capital in the form of subordinated debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations, we may also take a controlling equity position in a company. Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable.

At December 31, 2002, 66% of the private finance portfolio consisted of loans and debt securities and 34% consisted of equity securities.

Our private finance portfolio includes investments in a wide variety of industries, including non-durable consumer products, business services, financial services, light industrial products, healthcare services, retail, telecommunications, education and broadcasting. The industry and geographic compositions of the private finance portfolio at value at December 31, 2002 and 2001, were as follows:

	2002	2001

Industry

Consumer products	34%	28%

Business services	26	22

Financial services	16	15

Industrial products	9	10

Healthcare services	5	3

Retail	4	5

Telecommunications	2	4

Broadcasting & cable	1	4

Education	1	5

Other	2	4

Total	100%	100%

Geographic Region

Mid-Atlantic	45%	43%

Midwest	16	17

Southeast	16	14

West	15	19

Northeast	7	5

International	1	2

Total	100%	100%

Market and Competition. Capital providers for the finance of private companies can be generally categorized as shown in the diagram below:

Capital Provider	Banks	Commercial Finance Companies	Private Placement/ High Yield	Private Mezzanine Funds	Allied Capital	Private Equity Funds

Primary Business Focus	Senior, short- term debt	Asset-based lending	Large credits (private > $50 mm) (public > $150 mm)	Unsecured long- term debt with warrants Preferred and common equity	Unsecured long- term debt with warrants Preferred and common equity	Equity

Typical Pricing Spectrum*	LIBOR+	[graphic of arrow stretching between “LIBOR+” and “25%+”]				25%+

*	Based on our market experience.

Banks are primarily focused on providing senior secured and unsecured short-term debt. They typically do not provide meaningful long-term unsecured loans. Commercial finance companies are primarily focused on providing senior secured long-term debt. The private placement and high-yield debt markets are focused primarily on very large financing transactions, typically in excess of the financings we do. We typically do not compete with banks, commercial finance companies, or the private placement/high yield market. Instead, we compete directly with the private mezzanine sector of the private capital market. Private mezzanine funds are also focused on providing unsecured long-term debt to private companies for the types of transactions discussed above. We believe that we have key structural and operational advantages when compared to private mezzanine funds.

Many private mezzanine funds operate with a more expensive cost structure than ours because of carried interest fees paid to the management of the funds. In addition, our access to the public equity markets generally gives us a lower cost of capital than that of private mezzanine funds. Our lower cost of capital may give us a pricing advantage when competing for new investments. In addition, the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than a traditional mezzanine fund, which typically has a limited life.

Over our 42-year history, we have developed and maintained relationships with intermediaries including investment banks, financial services companies, and private mezzanine and equity sponsors, through which we source investment opportunities. Through these relationships, especially those with equity sponsors, we have been able to strengthen our position as a long-term investor. For the transactions in which we have provided debt capital, an equity sponsor provides a reliable source of additional equity capital if the portfolio company requires additional financing. Private equity sponsors also assist us in confirming our own due diligence findings when assessing a new investment opportunity, and they provide assistance and leadership to the portfolio company’s management team throughout our investment period.

Investment Criteria. When assessing a prospective investment, we look for companies with certain target characteristics, which may or may not be present in the companies in which we invest. Our target characteristics generally include the following:

•	Management teams with meaningful equity ownership

•	Dominant or defensible market position

•	High return on invested capital

•	Revenues of $50 million to $500 million

•	Stable operating margins

•	EBITDA (or Earnings Before Interest, Taxes, Depreciation and Amortization) of at least $5 million

•	Solid cash flow margins

•	Sound balance sheets

We generally target and do not target the following industries, though we will consider investments in any industry if the prospective company demonstrates unique characteristics that make it an attractive investment opportunity:

Industries Targeted	Industries Not Targeted
Less Cyclical/Cash Flow Intensive/	Cyclical/Capital Intensive/
High Return on Capital	Low Return on Capital

Consumer products Business services Financial services Light industrial products Broadcasting	Heavy equipment Natural resources Commodity retail Low value-add distribution Agriculture Transportation

Investment Structure. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and the other capital providers, including senior, junior, and equity capital providers, to structure a “deal.” We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Generally, our private finance portfolio companies seek a component of senior capital above us and an equity piece below us.

Our private finance mezzanine investments are generally structured as unsecured, subordinated loans that carry a relatively high contractual fixed interest rate generally in excess of 12%, to provide interest income. At December 31, 2002, approximately 95% of the loans and debt securities in the private finance portfolio have fixed rates of interest. The loans have interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of five to ten years, although debt maturities and principal amortization schedules vary. Such payments are generally made to us quarterly.

Our mezzanine debt instruments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several months and is designed to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation rights. Our private finance mezzanine investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. The warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. We seek to achieve additional investment return from the appreciation and sale of our warrants. We generally target a total return of 16% to 25% for our private finance mezzanine investments. The typical private finance structure focuses, first, on the protection of our investment principal and then on investment return.

We exit our private finance investments generally when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of such portfolio company. Generally, our warrants expire five years after the related debt is repaid. The warrants typically include registration rights, which allow us to sell the securities if the portfolio company completes a public offering. Most of the gains we realize from our warrant portfolio arise as a result of the sale of the portfolio company to another business or through a recapitalization. Historically, we have not been dependent on the public equity markets for the sale of our warrant positions.

We may also acquire preferred or common equity in a company as a part of our private finance investing activities, particularly when we see a unique opportunity to profit from the growth of a company. Preferred equity investments may be structured with a dividend yield, which would provide us with a current return. With respect to preferred or common equity investments, we generally target an investment return of 25% to 40%.

In addition to our private finance mezzanine investment activities, we may acquire more than 50% of the common stock of a company in a control buyout transaction. In addition to our common equity investment, we may also provide additional capital to the controlled portfolio company in the form of senior loans, subordinated debt or preferred stock. The types of companies that we would acquire through a control buyout transaction are generally the same types of companies that we would invest in through our other private finance investing activities. In particular, we may see opportunities to acquire illiquid public companies and take them private. We intend to be selective about the companies in which we acquire a controlling interest to ensure that we maintain a diversified portfolio.

We generally structure our control investments such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. For these types of investments, we generally target an overall investment return of 25% to 40%.

At December 31, 2002, our most significant investments acquired through control buyout transactions were Business Loan Express, Inc. (BLX) and The Hillman Companies, Inc.

At December 31, 2002, we had an investment at value totaling $256.8 million in BLX, a small business lender that participates in the U.S. Small Business Administration 7(a) Guaranteed Loan Program. At December 31, 2002, we owned 94.9% of BLX’s common stock. Our common stock ownership is subject to dilution by management options. As the controlling shareholder of BLX, we have provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest and other fees) on BLX’s three-year unsecured $124.0 million revolving credit facility that matures in March 2004. The amount guaranteed by us at December 31, 2002 was $51.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at December 31, 2002. We have also provided two standby letters of credit in connection with two term securitization transactions completed by BLX totaling $10.6 million.

BLX is the nation’s second largest non-bank government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a preferred lender as designated by the SBA in 68 markets across the United States, and originates, sells, and services small business loans. In addition to the 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program. In February 2003, BLX completed a corporate reorganization to a limited liability company. BLX has offices across the United States and is headquartered in New York, New York.

At December 31, 2002, we had an investment in The Hillman Companies, Inc. totaling $180.5 million at value. At December 31, 2002, we owned 96.8% of Hillman’s common stock. Our common stock ownership is subject to dilution by management options. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage, and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers, and mass merchants. Hillman has certain patent-protected products, including key duplication technology, that is important to its business. Hillman’s primary operations are located in Cincinnati, Ohio.

We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and providing a subsequent investment. When we acquire a controlling interest in a company, we may have the opportunity to acquire the company’s equity with our common stock. The issuance of our stock as consideration may provide us with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriter commissions.

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

Commercial Real Estate Finance

Our primary commercial real estate investment activity is the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS. As an investor, we believe that CMBS bonds have attractive risk/return characteristics. The CMBS bonds in which we invest are non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Unlike most “junk bonds,” which are typically unsecured debt instruments, the non-investment grade CMBS bonds in which we invest are secured by an underlying collateral pool of commercial mortgage loans, which are, in turn, secured by commercial real estate. The underlying collateral for our CMBS bonds consists of senior mortgage loans on commercial real estate properties where the loans, on average, were underwritten to achieve a loan to value ratio of approximately 70%. We generally invest in CMBS bonds on the initial issuance of the CMBS bond offering, and are able to underwrite and negotiate to acquire the securities at a significant discount from their face amount, generally resulting in an estimated yield to maturity ranging from 13% to 16%. We find the yields for CMBS bonds attractive given their collateral protection.

We believe this risk/return dynamic exists in the market because there are significant barriers to entry for a non-investment grade CMBS investor. First, non-investment grade CMBS are long-term investments and require long-term investment capital. Our capital structure, which is in excess of 50% equity capital, is well suited for this asset class. Second, when we purchase CMBS bonds in an initial issuance, we re-underwrite the mortgage loans in the underlying collateral pool, and we meet with issuers to discuss the nature and type of loans we will accept into the pool. We have significant commercial mortgage loan underwriting expertise, both in terms of the number of professionals we employ and the depth of their commercial real estate experience. Access to this type of expertise is another barrier to entry into this market.

As a non-investment grade CMBS investor, we recognize that non-investment grade bonds have a higher degree of risk than do investment-grade bonds. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured. They tend to be less liquid, may have a higher risk of default, and may be more difficult to value. We invest in non-investment grade CMBS bonds represented by the “BB+” to non-rated tranches of a CMBS issuance. The non-investment grade CMBS bonds in which we invest are junior in priority for payment of principal and interest to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranch will bear this loss first. At December 31, 2002, our CMBS bonds were subordinate to 91% to 97% of the tranches of bonds issued in various CMBS transactions.

To mitigate the risks associated with a CMBS investment discussed above, we perform extensive due diligence prior to each investment in CMBS. The underwriting procedures and criteria used to underwrite each of the commercial mortgage loans in each collateral pool are described in detail below. We will only invest in CMBS when we believe, as a result of our underwriting procedures, that the underlying mortgage pool adequately secures our position. At December 31, 2002, the underlying pools of mortgage loans that are collateral for our CMBS bonds consisted of approximately 4,500 commercial mortgage loans with a total outstanding principal balance of $25.0 billion. These mortgage loans are secured by properties located in diverse geographic locations across the United States, and include a variety of property types such as retail, multi-family housing, office, industrial real estate, and hospitality.

The property types and the geographic composition of the underlying mortgage loans securing the CMBS bonds, calculated using the outstanding principal balance, at December 31, 2002 and 2001, were as follows:

	2002	2001

Property Type

Retail	32%	31%

Housing	27	27

Office	21	22

Industrial Real Estate	7	6

Hospitality	6	7

Other	7	7

Total	100%	100%

Geographic Region

West	31%	32%

Mid-Atlantic	25	24

Midwest	22	21

Southeast	17	17

Northeast	5	6

Total	100%	100%

In addition to our CMBS bond investments, we have invested in the preferred shares of four collateralized debt obligations, or CDOs, secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and CMBS bonds. The preferred shares are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first. At December 31, 2002, our preferred shares in the CDOs were subordinate to approximately 96% of the more senior tranches of debt issued by the CDOs. The yield on the CDOs at December 31, 2002 was 17.2%.

Our CMBS investing activity complements our private finance activity because it provides a steady stream of recurring interest income. In addition, given the depth of our commercial real estate experience and the due diligence that we perform prior to an investment in CMBS, we have from time to time received structuring and diligence fees upon the investment in CMBS bonds. These fees are separately negotiated for each transaction. In order to maintain a balanced investment portfolio, we expect that our investment in CMBS will not exceed 25% of our total assets.

Investment Sourcing

We maintain a network of relationships with investors, lenders and intermediaries including:

•	private mezzanine and equity investors;

•	investment banks;

•	business brokers;

•	merger and acquisition advisors;

•	financial services companies; and

•	banks, law firms and accountants.

We believe that our experience and reputation provide a competitive advantage in originating new investments. We have established an extensive network of investment referral relationships over our history.

Investment Approval and Underwriting Procedures

In assessing new investment opportunities, we follow an institutionalized process which includes a due diligence process and a centralized credit and investment approval process requiring committee review, all of which are described below.

Private Finance. The typical private finance transaction requires two to four months of diligence and structuring before funding occurs. The due diligence process is significantly longer for those transactions in which we take a control position or substantial equity stake in the company. The key steps in our private finance investment process are as follows:

•	Initial investment screening;

•	Presentation of investment to investment professionals at weekly meeting;

•	Initial approval of the investment by the investment committee;

•	Due diligence completed and investment structured;

•	Independent internal peer review of the investment completed;

•	Final approval of the investment by the investment committee;

•	Approval of the investment by the executive committee of the board of directors (for all investments greater than $10 million); and

•	Investment is funded.

In a typical private financing, we thoroughly review, analyze, and substantiate, through due diligence, the business plan and operations of the potential portfolio company. We perform financial due diligence, often with the assistance of an accounting firm; perform operational due diligence, often with the assistance of an industry consultant; study the industry and competitive landscape; and conduct numerous reference checks with current and former employees, customers, suppliers, and competitors.

Private finance transactions are approved by an investment committee consisting of our most senior officers and chaired by our Chairman and Chief Executive Officer, William L. Walton. The private finance approval process benefits from the investment committee members and our other investment professionals who have significant professional experience. For every transaction of $10 million or greater, we also require approval from the executive committee of the board of directors in addition to the investment committee approval. Even after all such approvals are received, due diligence must be successfully completed with final investment committee approval before funds are disbursed to a portfolio company.

CMBS. We receive extensive packages of information regarding the mortgage loans comprising a CMBS pool. We work with the issuer, the investment bank, and the rating agencies in performing our diligence on a CMBS investment. The typical CMBS investment takes between two to three months to complete because of the breadth and depth of our diligence procedures. The key steps in our CMBS investment process are as follows:

•	Review initial loan collateral pool data;

•	Prepare and submit a preliminary bid letter to purchase non-investment grade bonds;

•	Commence underwriting process for loans in collateral pool including physical site inspection;

•	Review re-underwriting data for the entire pool;

•	Submit bond purchase to investment committee for approval;

•	Submit bond purchase to executive committee of the board of directors for approval;

•	Complete final pricing and structuring of investment; and

•	Fund investment.

We re-underwrite the underlying commercial mortgage loans securing the CMBS. We analyze the estimate of underwriteable cash flow and analyze necessary carve-outs, such as replacement reserves. We study the trends of the industry and geographic location of each property, and independently assess our own estimate of the anticipated cash flow over the period of the loan. Our loan officers and consultants physically inspect the collateral properties, and assess appraised values based on our own opinion of comparable market values.

Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the pool. We then formulate our negotiated price and discount to achieve an effective loss-adjusted yield on our investment over a ten-year period to approximate 13% to 16%.

CMBS transactions are approved by an investment committee consisting of our most senior officers and chaired by our Chairman and Chief Executive Officer, William L. Walton. CMBS transactions over $10 million are reviewed and approved by the executive committee of the board of directors.

Portfolio

Portfolio Diversity.  We monitor the portfolio to maintain industry diversity. We currently do not have a policy with respect to “concentrating” (i.e., investing 25% or more of our total assets) in any industry or group of industries and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future.

Loan Servicing.  Our loan servicing staff is responsible for routine loan servicing, which includes:

•	delinquency monitoring;

•	payment processing;

•	borrower inquiries;

•	escrow analysis and processing;

•	third-party reporting; and

•	insurance and tax administration.

In addition, our staff is responsible for special servicing activities including delinquency monitoring and collection, workout administration, and management of foreclosed assets.

Portfolio by Grade. We employ a standard grading system for the entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is used for investments that are in workout and for which some loss of investment return is expected, but no loss of principal is expected. Grade 5 is used for investments that are in workout and for which some loss of principal is expected, and the investment is written down to net realizable value.

At December 31, 2002 and 2001, our portfolio was graded as follows:

	2002		2001

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)

1	$801.0	32.1%	$603.3	25.9%

2	1,400.8	56.3	1,553.8	66.7

3	166.0	6.7	79.5	3.4

4	23.6	1.0	44.5	1.9

5	96.8	3.9	48.5	2.1

	$2,488.2	100.0%	$2,329.6	100.0%

Total Grades 4 and 5 assets as a percentage of the total portfolio at value at December 31, 2002 and 2001, were 4.9% and 4.0%, respectively. Included in Grades 4 and 5 assets at December 31, 2002 and 2001, were assets totaling $24.1 million and $6.6 million, respectively, that are secured by commercial real estate. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected amount of the loss when such exposure is identified.

At December 31, 2002, we saw an increase in Grade 3 assets in this difficult economy. We have been working with a number of portfolio companies that are in the process of restructuring their operations or balance sheets due to changes in the economic environment or other changes in their business, and we have classified investments in these types of situations in Grade 3 because they are close monitoring situations. We may record some depreciation on a Grade 3 investment to reflect any decline in value while the company is in a close monitoring situation; however, we currently do not expect a loss of investment return or principal for these assets.

Loans and Debt Securities on Non-Accrual Status. Loans and debt securities on non-accrual status for which we have doubt about interest collection and are in workout status are classified as Grade 4 or 5 assets. In addition, we may not accrue interest on loans and debt securities to companies that are more than 50% owned by us from time to time if such companies are in need of additional capital. In these situations we may choose to defer current debt service.

For the total investment portfolio, workout loans and debt securities (which excludes equity securities that are included in the total Grade 4 and 5 assets above) not accruing interest that were classified in Grade 4 and 5, were $89.1 million at value at December 31, 2002, or 3.6% of the total portfolio. Included in this category at December 31, 2002, were loans of $13.0 million that were secured by commercial real estate. Workout loans and debt securities not accruing interest were $85.0 million at value at December 31, 2001, or 3.6% of the total portfolio, of which $8.9 million was related to portfolio companies in liquidation, and $4.1 million represented loans secured by commercial real estate. As of December 31, 2002, $7.6 million representing receivables related to portfolio companies in liquidation were included in other assets. In addition to Grade 4 and 5 assets that are in workout, loans and debt securities to companies that are more than 50% owned by us that were not accruing interest totaled $63.6 million at value at December 31, 2002, and loans and debt securities to companies that are less than 50% owned by us that were not in workout but were not accruing interest totaled $7.2 million and $23.9 million at value at December 31, 2002 and 2001, respectively.

Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent were $103.1 million at value at December 31, 2002, or 4.1% of the total portfolio. Included in this category were loans valued at $26.0 million that were secured by commercial real estate. Loans and debt securities greater than 90 days delinquent were $39.1 million at value at December 31, 2001, or 1.7% of the total portfolio. Included in this category were loans valued at $14.1 million that were secured by commercial real estate.

As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from quarter to quarter. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans and debt securities greater than 90 days delinquent or on non-accrual status is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment return or investment principal.

At December 31, 2002 and 2001, 1.0% and 0.5%, respectively, of the loans in the underlying collateral pool for our CMBS bond portfolio were over 30 days delinquent or were classified as real estate owned. We closely monitor the performance of all of the loans in the underlying collateral pools securing our CMBS investments.

Portfolio Monitoring. We monitor loan delinquencies in order to assess the appropriate course of action and overall portfolio quality. With respect to our private finance portfolio, investment professionals closely monitor the status and performance of each individual investment throughout each quarter. This portfolio company monitoring process includes discussions with the senior management team of the company’s financial performance, the review of current financial statements, and generally includes attendance at portfolio company board meetings. Through the process, investments that may require closer monitoring are generally detected early, and for each such investment, an appropriate course of action is determined. For the private finance portfolio, loan delinquencies or payment default is not necessarily an indication of credit quality or the need to pursue active workout of a portfolio investment. Because we are a provider of long-term privately negotiated investment capital, it is not atypical for us to defer payment of principal or interest from time to time. As a result, the amount of our private finance portfolio that is delinquent at any one time may vary. The nature of our private finance portfolio relationships frequently provide an opportunity for us to restructure the debt and equity capital of the portfolio company. During such restructuring, we may not receive or accrue interest or dividend payments. Our senior investment professionals actively work with the portfolio company in these instances to negotiate an appropriate course of action.

The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our investments for a total return including current interest or dividends plus capital gains from sale of equity securities. Therefore, the amount of loans that are delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment return or loss of investment principal. We expect that a certain number of portfolio companies will be in the Grade 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate from quarter to quarter. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the amount of the loss when such exposure is identified.

With respect to our CMBS portfolio, we monitor the performance of the individual loans in the underlying collateral pool through market data and discussions with the pool master servicers and special servicers.

The master servicers are responsible for the day-to-day loan servicing functions, including billing, payment processing, collections on loans less than 60 days past due, tax and insurance escrow processing, and property inspections. The special servicers are responsible for collections on loans greater than 60 days past due, including workout administration and management of foreclosed properties. We discuss the status of past due or underperforming loans with the master servicers on a monthly basis. When a loan moves to a special servicer, a workout plan is formulated by the special servicer and generally reviewed by us as the directing certificate holder. Once reviewed by us, the special servicer carries out the workout plan, updating us on the status. We generally have the ability to replace the named special servicer at any time.

We act as the disposition consultant with respect to three of our collateralized debt obligations, or CDO investments, which allows us to approve disposition plans for individual collateral securities. For these services, we collect annual fees based on the outstanding collateral pool balance.

Business Loan Express. Our single largest portfolio investment is in Business Loan Express (BLX). BLX is the nation’s second largest non-bank government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). In addition to the 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program.

BLX originates small business loans and then sells or securitizes substantially all of the loans it originates and retains servicing on the loans sold. BLX currently sells the guaranteed piece of SBA 7(a) guaranteed loans and securitizes the unguaranteed pieces of the SBA 7(a) loans and conventional loans it originates. Typically, BLX retains up to 2.7% of the term loan securitization pools.

BLX focuses its loan origination activity on small businesses that are owner-operated and generally secures its loans with single-purpose real estate associated with the business such as limited service hotels, gas stations and convenience stores, full-service restaurants, and manufacturing and retail properties. In addition, BLX has made loans to shrimp and fishing businesses that secure their loans with the shrimp or fishing vessel.

Summary serviced loan portfolio data for BLX at December 31, 2002, was as follows:

($ in millions)	December 31, 2002

Total serviced loan portfolio	$1,619.5

Number of loans serviced	2,373
Serviced Loan Portfolio By Industry

Hotels	26%

Gas stations/convenience stores	19

Restaurants	10

Manufacturing and industrial	10

Professional and retail services	9

Shrimp/fishing vessels	6

Recreation	5

Child care and health care services	4

Other	11

Total	100%

BLX closely monitors its portfolio as well as the industries in which its borrowers operate. BLX’s loan servicing and special servicing departments actively work with each borrower to assess BLX’s financial exposure to troubled situations. At December 31, 2002, BLX’s loan delinquencies in its serviced portfolio were 8.6%.

The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and receives personal guarantees from the principal owners of the small business.

Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material impact on BLX or its operations. As of October 1, 2002, the SBA implemented a maximum loan size of $500,000 for loans originated through the SBA 7(a) Guaranteed Loan Program due to Federal budget constraints. In February 2003, legislation was enacted to return the SBA 7(a) Guaranteed Loan Program to a sufficient level of funding. This legislation has enabled the SBA to return the maximum loan size to previous levels.

Portfolio Valuation

Valuation Methodology. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2002, approximately 89% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as unrealized gains and losses.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies and non-investment grade CMBS. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology — Private Finance. Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies are determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other pertinent factors such as recent offers to purchase a portfolio company’s equity interest or other potential liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Valuation Methodology — CMBS Bonds. CMBS bonds are carried at fair value, which is based on a discounted cash flow model, which utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds. Our assumption with regard to discount rate is based on the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS bonds as comparable yields in the market change and based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

Valuation Process. The following is a description of the steps we take each quarter to determine the value of our portfolio.

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment, led by the Managing Director who is responsible for the relationship.

•	Preliminary valuation conclusions are then discussed and documented in a valuation write-up and/ or worksheet and then discussed with our portfolio management team under the supervision of the Chief Financial Officer.

•	The investment committee, consisting of our most senior officers and chaired by our Chairman and Chief Executive Officer, William L. Walton, meets to discuss valuations as preliminarily determined and documented by each deal team, questions the valuation data and conclusions, and arrives at an investment committee view of valuation.

•	The investment committee provides comments on the preliminary valuation and the deal team and portfolio management team respond and supplement the documentation based upon those comments.

•	The valuation documentation is updated and distributed to our board of directors and the audit committee of the board of directors.

•	The audit committee meets in advance of the board of directors to discuss the valuations and supporting documentation.

•	The board of directors meets to discuss valuations and review the input of the audit committee and management.

•	To the extent changes or additional information is deemed necessary, a follow-up board meeting, executive committee meeting or audit committee meeting may take place.

•	The board of directors determines the fair value of the portfolio in good faith.

Investment Gains and Losses

Since the majority of our portfolio consists of loans and debt securities, our investment decisions are primarily based on credit dynamics. Our underwriting focuses on the preservation of principal, and we will pursue our available means to recover our capital investment. As a result of this investment discipline and credit culture, we have a history of low levels of loan losses, and have a demonstrated track record of successfully resolving troubled credit situations. Our realized gains from the sale of our equity interests have historically exceeded losses, as is reflected in the chart below.

	Year Ended December 31,

	2002	2001	2000	1999	1998
($ in thousands)
Realized gains	$95,562	$10,107	$28,604	$31,536	$25,757

Realized losses	$(50,625)	$(9,446)	$(13,081)	$(6,145)	$(3,216)

Net realized gains	$44,937	$661	$15,523	$25,391	$22,541

Employees

At December 31, 2002, we employed 105 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of these individuals are located in the Washington, DC office. We believe that our relations with our employees are excellent.

CERTAIN GOVERNMENT REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

Business Development Company. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company, such as our investment in Allied Investment Corporation) and that:

•	does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

•	is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

•	meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our small business investment company subsidiary, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. See “Risk Factors.”

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. We have been granted an exemptive order by the SEC permitting us to engage in certain transactions that would be permitted if we and our subsidiaries were one company and permitting certain transactions among our subsidiaries, subject to certain conditions and limitations.

We are periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our registration statement which is on file at the SEC. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

Small Business Administration Regulations. Allied Investment Corporation, a wholly owned subsidiary of Allied Capital, is licensed by the Small Business Administration as a small business investment company under Section 301(c) of the Small Business Investment Act of 1958, and has elected to be regulated as a business development company.

Small business investment companies are authorized to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

Allied Investment is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

We, through Allied Investment, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $113.4 million from the Small Business Administration. At December 31, 2002, the Small Business Administration has a commitment to lend up to an additional $7.3 million above the amount outstanding. The commitment expires on September 30, 2005.

Regulated Investment Company Status. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions generally differ from net income for the fiscal year due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities, and other specified types of income; (3) meet investment diversification requirements as defined in the Internal Revenue Code; and (4) distribute annually to shareholders at least 90% of our investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the New York Stock Exchange has proposed corporate governance changes to its listing standards. These new rules become effective after review and approval by the SEC. Some proposed corporate governance changes will become effective immediately upon approval by the SEC, while others require compliance after specified periods, ranging from six months to two years after approval by the SEC.

We have begun to review our current policies and procedures to determine whether we comply with the New York Stock Exchange’s proposed corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company’s 2002 Consolidated Financial Statements and Notes thereto contained in the Company’s 2002 Annual Report to Stockholders. The 2002 Annual Report to Stockholders and this Form 10-K contain certain forward-looking statements. These statements include management’s plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the “Risk Factors” section below. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company’s plans and objectives will be achieved.

RISK FACTORS

Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	the ongoing global economic downturn, coupled with war or the threat of war;

•	risk associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

Our portfolio of investments is illiquid. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2002, approximately 89% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in our statement of operations as “Net unrealized gains (losses).”

Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

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

Our borrowers may default on their payments, which may have an effect on our financial performance. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

Our private finance investments may not produce current returns or capital gains. Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, Inc. (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At December 31, 2002, the investment totaled $256.8 million at value, or 9.2% of total assets.

In addition, as controlling shareholder of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $124.0 million revolving credit facility. The amount we have guaranteed at December 31, 2002, was $51.6 million. This guaranty can only be called in the event of a default by BLX. We have also provided two standby letters of credit in connection with two term loan securitizations completed by BLX totaling $10.6 million.

Investments in non-investment grade commercial mortgage-backed securities and collateralized debt obligations may be illiquid, may have a higher risk of default, and may not produce current returns. The commercial mortgage-backed securities and collateralized debt obligation preferred shares in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade commercial mortgage-backed securities and collateralized debt obligation preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment-grade securities, but with the higher return comes greater risk of default. Economic recessions or downturns may cause defaults or losses on collateral securing these securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2002, our asset coverage for senior indebtedness was 270%.

We borrow money which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

At December 31, 2002, we had $998.5 million of outstanding indebtedness, bearing a weighted average annual interest cost of 6.9%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.5%.

Changes in interest rates may affect our cost of capital and net investment income. Because we borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.

Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund incremental growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes net realized long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. If we meet source of income, diversification, and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our taxable income, we generally will be subject to a 4% excise tax.

There is a risk that you may not receive dividends or distributions. We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with accounting principles generally accepted in the United States of America and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest which represents contractual interest added to the loan balance that becomes due at the end of the loan term. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company.

We operate in a competitive market for investment opportunities. We compete for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-

equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

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

Results may fluctuate and may not be indicative of future performance. Our operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.

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

Recently, the trading price of our common stock has been volatile. Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For information about the current securities class action lawsuit filed against us, see “Item 3. Legal Proceedings.”

Item 2. Properties

Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC, in the heart of Washington’s business and financial district. Our lease for approximately 47,000 square feet of office space at that location expires in December 2010. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. The Company also maintains offices in Chicago and New York.

Item 3. Legal Proceedings

A series of class action lawsuits were filed in 2002 in the United States District Court for the Southern District of New York against us, certain of our directors and officers and our former independent auditors, Arthur Andersen LLP, with respect to alleged violations of the securities laws. Specifically, these lawsuits allege that the defendants violated Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 by purportedly misstating the value of certain portfolio investments in our financial statements, which allegedly resulted in the purchase of our common stock by purported class members at artificially inflated prices. Several of the complaints also allege state law claims for common law fraud. The complaints seek compensatory and other damages, and costs and expenses associated with the litigation. The lawsuits have been consolidated into a single proceeding captioned In re Allied Capital Corp. Securities Litigation, 02 CV 3812. The consolidated complaint does not include Arthur Andersen LLP as a named defendant or assert any state law claims against the remaining named defendants. We have filed a motion to dismiss the lawsuit and the plaintiffs have filed an opposition to this motion. We have filed a reply to the plaintiff’s opposition. We believe that the lawsuit is without merit, and we intend to defend the lawsuit vigorously. While we do not expect this matter to materially affect our financial condition or results of operations, there can be no assurance as to whether any such pending litigation will have a material adverse effect on our financial condition or results of operations in any future reporting period.

We are also a party to certain other lawsuits including legal proceedings incidental to the normal course of our business including enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote during the fourth quarter of 2002.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the “Stockholder Information” and to the “Selected Consolidated Financial Data” section of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 (the “2002 Annual Report”) as well as Note 11, “Dividends and Distributions” from the Company’s 2002 Notes to the Consolidated Financial Statements. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions. During 2002, the Company issued approximately 275,000 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 7, “Shareholders’ Equity” for additional information.

Item 6. Selected Financial Data

Information in response to this Item is incorporated herein by reference to the table in the “Selected Consolidated Financial Data” section of the 2002 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations and fluctuations in interest rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “— Results of Operations — Comparison of the Years Ended December 31, 2002, 2001, and 2000 — Unrealized Gains and Losses” for further discussion of our valuation policies and methodology.

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

Because we borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Because we invest in BB+ through B rated CMBS bonds, which were purchased at prices based in part on comparable Treasury rates, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions involved receiving the proceeds from the sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities and interest rates and from the possible inability of counterparties to meet the terms of their contracts; we do not anticipate nonperformance by any counterparty.

The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $197.0 million and $47.3 million at December 31, 2002 and 2001, respectively, which included unrealized depreciation on the obligations of $7.1 million and unrealized appreciation on the obligations of $1.2 million, respectively, due to changes in the yield on the borrowed Treasury securities. The net proceeds related to the sales of the borrowed Treasury securities were $189.3 million and $48.5 million at December 31, 2002 and 2001, respectively. Under the terms of the transactions, we have provided additional cash collateral of $5.4 million at December 31, 2002, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date.

Item 8. Financial Statements and Supplementary Data

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Report of Independent Public Accountants thereon contained in the 2002 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2002, we selected KPMG LLP to serve as our independent public accountants for the fiscal year ending December 31, 2002. We dismissed Arthur Andersen LLP as our independent accountants effective upon completion of the December 31, 2001 audit. The decision to change accountants was approved by our Audit Committee and Board of Directors and was ratified by our stockholders on May 7, 2002.

In connection with the audits for the 2001 and 2000 fiscal years and through April 3, 2002, (1) there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Arthur Andersen LLP on our financial statements for fiscal years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for the emphasis of matter related to the inherent uncertainty of determining the value of investments whose values have been determined by the board of directors in good faith in the absence of readily ascertainable market values.

We had not consulted with KPMG LLP during 2001 or 2000 or the period from January 1, 2002 through March 29, 2002, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion KPMG LLP might issue on our financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Election of Directors” section, and the subsections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about Executive Officers” of the Company’s definitive proxy statement in connection with its 2003 Annual Meeting of Stockholders, scheduled to be held on May 13, 2003 (the “2003 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated by reference to the subsections captioned “Compensation of Directors and Certain Executive Officers” of the 2003 Proxy Statement.

Item 12. Security Ownership of Management and Certain Beneficial Owners and Related Stockholder Matters.

We are authorized to grant options under our Stock Option Plan, which has been approved by our stockholders. Information regarding our equity compensation plan was as follows on December 31, 2002.

Equity Compensation Plan Information

as of December 31, 2002

Number of
securities remaining
available for
future issuance
		Weighted-	under equity
	Number of	average exercise	compensation
	securities to be	price of	plans
	issued upon exercise	outstanding	(excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights	and rights	column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	14,688,919	$20.57	9,414,604

Equity compensation plans not approved by security holders	—	—	—

Total	14,688,919	$20.57	9,414,604

Other information in response to this Item is incorporated by reference to the subsection captioned “Security Ownership of Management and Certain Beneficial Owners” in the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Party Transactions.

Information in response to this Item is incorporated by reference to the section captioned “Certain Relationships and Related Party Transactions” of the 2003 Proxy Statement.

Item 14. Controls and Procedures.

(a) Within the 90-day period prior to the filing date of this annual report, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b) There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

1. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Reports of Independent Public Accountants thereon contained in the Company’s 2002 Annual Report, filed herewith.

           Consolidated Balance Sheet as of December 31, 2002 and 2001.

           Consolidated Statement of Operations for the years ended December 31, 2002, 2001, and 2000.

           Consolidated Statement of Changes in Net Assets for the years ended December 31, 2002, 2001, and 2000.

           Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

           Consolidated Statement of Investments as of December 31, 2002.

           Notes to Consolidated Financial Statements.

           Reports of Independent Public Accountants.

2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Second Amended and Restated Credit Agreement, dated August 3, 2001. (Incorporated by reference to Exhibit f.2.g filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 33-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 of Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.6	Amendment and Consent Agreement, dated December 11, 2000, to the Amended and Restated Credit Agreement, dated May 17, 2000. (Incorporated by reference to Exhibit f.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.7	Sale and Servicing Agreement, dated as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1, Allied Capital Corporation, LaSalle National Bank and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit f.7.a filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.8	Indenture, dated as of January 1, 1998, between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank. (Incorporated by reference to Exhibit f.7.b filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.9	Amended and Restated Trust Agreement, dated January 1, 1998, between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit f.7.c filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.10	Guaranty, dated as of January 1, 1998, by Allied Capital. (Incorporated by reference to Exhibit f.7.d filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).

Exhibit
Number	Description

10.14(a)	Auction Rate Reset Note Agreement, dated as of August 31, 2000, between Allied Capital and Intrepid Funding Master Trust; Forward Issuance Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit f.12 filed with Allied Capital’s Pre-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on September 12, 2000).
10.14(b)	Amended Auction Rate Reset Note Agreement, dated as of September 30, 2002, between Allied Capital and Intrepid Funding Master Trust; Amended Forward Issuance Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC; Amendment to Remarketing and Contingency Purchase Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the period ended September 30, 2002).
10.14(c)*	Amendment to the Letter Agreement and Forward Issuance Agreement, dated as of December 19, 2002, between Allied Capital and Banc of America Securities LLC.
10.14(d)*	Amendment to the Letter Agreement and Forward Issuance Agreement dated as of March 28, 2003, between Allied Capital and Banc of America Securities LLC.
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16	Amended and Restated Deferred Compensation Plan, dated December 30, 1998. (Incorporated by reference to Exhibit 10.11 of Allied Capital’s Form 10-K for the year ended December 31, 1998).
10.17	Amendment to Deferred Compensation Plan, dated October 18, 2000. (Incorporated by reference to Exhibit i.2.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.18	Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated December 31, 2000. (Incorporated by reference to Exhibit i.5.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.21	Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).

Exhibit
Number	Description

10.22	Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.23	Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit i.8 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.24*	Employment Agreement, dated June 15, 2002, between Allied Capital and Thomas H. Westbrook and amended as of March 10, 2003.
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
11	Statement regarding computation of per share earnings is incorporated by reference to Note 8 to the Allied Capital’s Notes to the Consolidated Financial Statements contained in Allied Capital’s 2002 Annual Report filed as Exhibit 13 herewith.
13*	Excerpts from Allied Capital’s 2002 Annual Report to Shareholders.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
     A.C. Corporation                                               Delaware
     Allied Investment Corporation                                 Maryland
     Allied Capital REIT, Inc.                                      Maryland
     Allied Capital Holdings LLC                                  Delaware
Allied Capital Beteiligungsberatung GmbH Germany
23*	Consent of KPMG LLP, independent public accountants
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

/s/ WILLIAM L. WALTON

William L. Walton
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ WILLIAM L. WALTON William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ BROOKS H. BROWNE Brooks H. Browne	Director	March 28, 2003

/s/ JOHN D. FIRESTONE John D. Firestone	Director	March 28, 2003

/s/ ANTHONY T. GARCIA Anthony T. Garcia	Director	March 28, 2003

/s/ LAWRENCE I. HEBERT Lawrence I. Hebert	Director	March 28, 2003

/s/ JOHN I. LEAHY John I. Leahy	Director	March 28, 2003

/s/ ROBERT E. LONG Robert E. Long	Director	March 28, 2003

Alex J. Pollock	Director

/s/ GUY T. STEUART II Guy T. Steuart II	Director	March 28, 2003

/s/ LAURA W. VAN ROIJEN Laura W. van Roijen	Director	March 28, 2003

Ann Torre Grant	Director

/s/ GEORGE C. WILLIAMS, JR. George C. Williams, Jr.	Director	March 28, 2003

/s/ PENNI F. ROLL Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Certification of Chief Executive Officer

I, William L. Walton, Chief Executive Officer of Allied Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ WILLIAM L. WALTON William L. Walton Chief Executive Officer

Certification of Chief Financial Officer

I, Penni F. Roll, Chief Financial Officer of Allied Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.14(c)	Amendment to the Letter Agreement and Forward Issuance Agreement, dated as of December 19, 2002, between Allied Capital and Banc of America Securities LLC.
10.14(d)	Amendment to the Letter Agreement and Forward Issuance Agreement dated as of March 28, 2003, between Allied Capital and Banc of America Securities LLC.
10.24	Employment Agreement between Allied Capital and Thomas H. Westbrook.
13	Excerpts from Allied Capital’s 2002 Annual Report to Shareholders.
23	Consent of KPMG LLP, independent public accountants.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.