Form 10-Q
period 2003-03-31
ALLIED CAPITAL CORP
filed 2003-05-15
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) YES ☒  NO ☐

      On May 13, 2003, there were 113,090,292 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2003	2002

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2003-$671,917; 2002-$628,535)	$756,685	$710,587
Companies 5% to 25% owned (cost: 2003-$210,553; 2002-$219,124)	232,568	255,677
Companies less than 5% owned (cost: 2003-$865,117; 2002-$863,243)	752,831	776,951

Total private finance	1,742,084	1,743,215
Commercial real estate finance (cost: 2003-$643,772; 2002-$718,312)	634,853	744,952

Total portfolio at value	2,376,937	2,488,167

Other assets	106,031	100,221
Deposits of proceeds from sales of borrowed Treasury securities	99,425	194,745
Cash and cash equivalents	8,104	11,186

Total assets	$2,590,497	$2,794,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures	$794,200	$794,200
Revolving line of credit	61,750	204,250
Obligations to replenish borrowed Treasury securities	100,339	197,027
Accounts payable and other liabilities	38,915	45,771

Total liabilities	995,204	1,241,248

Commitments and contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 113,056,001 and 108,698,409 shares issued and outstanding at March 31, 2003, and December 31, 2002, respectively	11	11
Additional paid-in capital	1,631,745	1,547,183
Notes receivable from sale of common stock	(23,890)	(24,704)
Net unrealized appreciation (depreciation) on portfolio	(31,725)	39,411
Undistributed (distributions in excess of) earnings	12,152	(15,830)

Total shareholders’ equity	1,588,293	1,546,071

Total liabilities and shareholders’ equity	$2,590,497	$2,794,319

Net asset value per common share	$14.05	$14.22

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$15,203	$9,473
Companies 5% to 25% owned	6,493	7,440
Companies less than 5% owned	43,825	48,060

Total interest and dividends	65,521	64,973
Premiums from loan dispositions
Companies more than 25% owned	108	—
Companies 5% to 25% owned	485	—
Companies less than 5% owned	528	1,613

Total premiums from loan dispositions	1,121	1,613
Fees and other income
Companies more than 25% owned	5,709	6,975
Companies 5% to 25% owned	53	—
Companies less than 5% owned	726	8,830

Total fees and other income	6,488	15,805

Total interest and related portfolio income	73,130	82,391

Expenses:
Interest	17,922	17,469
Employee	8,121	8,035
Administrative	4,417	3,018

Total operating expenses	30,460	28,522

Net investment income	42,670	53,869

Net Realized and Unrealized Gains (Losses):
Net realized gains
Companies 5% to 25% owned	16,688	718
Companies less than 5% owned	31,651	8,887

Total net realized gains	48,339	9,605
Net change in unrealized appreciation or depreciation	(71,136)	(7,513)

Total net gains (losses)	(22,797)	2,092

Net increase in net assets resulting from operations	$19,873	$55,961

Basic earnings per common share	$0.18	$0.56

Diluted earnings per common share	$0.18	$0.55

Weighted average common shares outstanding — basic	109,458	99,977

Weighted average common shares outstanding — diluted	110,098	102,364

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$42,670	$53,869
Net realized gains	48,339	9,605
Net change in unrealized appreciation or depreciation	(71,136)	(7,513)

Net increase in net assets resulting from operations	19,873	55,961

Shareholder distributions:
Common stock dividends	(62,972)	(53,259)
Preferred stock dividends	(55)	(55)

Net decrease in net assets resulting from shareholder distributions	(63,027)	(53,314)

Capital share transactions:
Sale of common stock	82,362	19,950
Issuance of common stock upon the exercise of stock options	510	6,293
Issuance of common stock in lieu of cash distributions	1,690	1,572
Net decrease (increase) in notes receivable from sale of common stock	814	(1,244)

Net increase in net assets resulting from capital share transactions	85,376	26,571

Total increase in net assets	42,222	29,218
Net assets at beginning of period	1,546,071	1,352,123

Net assets at end of period	$1,588,293	$1,381,341

Net asset value per common share	$14.05	$13.71

Common shares outstanding at end of period	113,056	100,765

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,873	$55,961
Adjustments
Portfolio investments	(269,007)	(80,040)
Repayments of investment principal	75,979	31,013
Proceeds from investment sales	244,092	125,099
Change in accrued or reinvested interest and dividends	(11,087)	(13,258)
Amortization of loan discounts and fees	(5,535)	(3,883)
Changes in other assets and liabilities	(1,851)	(10,033)
Depreciation and amortization	412	266
Gain on cashless exercise of warrants	(3,876)	—
Realized losses	212	3,320
Net change in unrealized appreciation or depreciation	71,136	7,513

Net cash provided by operating activities	120,348	115,958

Cash flows from financing activities:
Sale of common stock	82,362	19,950
Sale of common stock upon the exercise of stock options	510	4,832
Collections of notes receivable from sale of common stock	814	217
Common dividends and distributions paid	(64,464)	(51,687)
Preferred stock dividends paid	(55)	(55)
Net repayments on revolving line of credit	(142,500)	(87,750)
Other financing activities	(97)	(57)

Net cash used in financing activities	(123,430)	(114,550)

Net increase (decrease) in cash and cash equivalents	(3,082)	1,408
Cash and cash equivalents at beginning of period	11,186	889

Cash and cash equivalents at end of period	$8,104	$2,297

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies More Than 25% Owned
Acme Paging, L.P.	Loan	$4,042	$4,042
(Telecommunications)	Equity Interests	13,274	7,723
	Common Stock (670 shares)	27	27

Alaris Consulting, LLC	Loan	16,660	16,014
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan	22,601	22,601
(Healthcare)	Debt Securities	18,061	15,891
	Common Stock (79,567,042 shares)	1,000	—
	Guaranty ($1,766)

Avborne, Inc.	Loan	2,770	2,770
(Business Services)	Preferred Stock (12,500 shares)	14,138	2,300
	Common Stock (27,500 shares)	—	—
	Standby Letters of Credit ($7,025)

Business Loan Express, LLC	Loans	25,000	25,000
(Financial Services)	Debt Securities	37,960	37,960
	Class A Equity Interests	43,705	43,705
	Class B Equity Interests	51,111	70,918
	Class C Equity Interests	108,241	130,029
	Guaranty ($57,246 — See Note 3)
	Standby Letters of Credit ($10,550 — See Note 3)

The Color Factory, Inc.	Loan	11,089	11,089
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	1,002
	Common Stock (980,000 shares)	6,535	3,500

Foresite Towers, LLC	Equity Interests	15,522	13,775
(Tower Leasing)

Gordian Group, Inc.	Loan	7,570	7,570
(Business Services)	Common Stock (1,000 shares)	2,088	3,200

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	2,551
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies, Inc.(1)	Debt Securities	42,472	42,472
(Consumer Products)	Common Stock (6,890,937 shares)	50,645	138,863

HMT, Inc.	Debt Securities	9,104	9,104
(Business Services)	Preferred Stock (554,052 shares)	2,303	2,303
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	1,155	1,155

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Housecall Medical Resources, Inc.	Loan	$14,975	$14,975
(Healthcare)	Preferred Stock (3,890,344 shares)	3,889	3,889
	Common Stock (864,000 shares)	86	86

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,325	1,325
(Business Services)	Equity Interest	295	318

MVL Group, Inc.	Loan	18,698	18,698
(Business Services)	Debt Securities	16,398	16,398
	Common Stock (648,661 shares)	810	747

Powell Plant Farms, Inc.	Loan	26,832	26,832
(Consumer Products)	Debt Securities	19,224	9,709
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan	3,000	3,000
(Consumer Products)	Debt Securities	9,940	9,940
	Preferred Stock (2,404,086 shares)	6,965	6,965
	Warrants	584	584

Staffing Partners Holding	Debt Securities	6,304	6,304
Company, Inc.	Preferred Stock (414,600 shares)	4,968	4,335
(Business Services)	Common Stock (50,200 shares)	50	—
	Warrants	10	—

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,525	6,525
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	3,177

Sure-Tel, Inc.	Preferred Stock (1,000,000 shares)	1,000	1,000
(Consumer Services)	Common Stock (37,000 shares)	5,018	2,614

Total companies more than 25% owned		$671,917	$756,685

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$16,886	$16,886
(Consumer Products)	Preferred Stock (2,067 shares)	2,024	2,024
	Common Stock (1,400 shares)	140	140

Autania AG(1,3)	Common Stock (250,000 shares)	2,169	2,655
(Industrial Products)

Blue Rhino Corporation(1)	Debt Securities	14,074	14,074
(Consumer Products)	Common Stock (1,070,179 shares)	5,076	10,926

Border Foods, Inc.	Debt Securities	9,402	9,402
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,447 shares)	35	35
	Warrants	665	665

CBA-Mezzanine Capital Finance, LLC	Loan	6,531	6,531
(Financial Services)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

CorrFlex Graphics, LLC	Debt Securities	$12,135	$12,135
(Business Services)	Warrants	—	19,332
	Options	—	1,669

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,250
(Business Services)

EDM Consulting, LLC	Debt Securities	1,802	269
(Business Services)	Equity Interests	250	—

International Fiber Corporation	Debt Securities	22,661	22,661
(Industrial Products)	Common Stock (1,029,069 shares)	5,483	6,816
	Warrants	550	684

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,422	3,422
(Business Services)	Common Stock (123,929 shares)	142	67

Logic Bay Corporation	Common Stock (1,437,420 shares)	5,000	—
(Business Services)

Magna Card, Inc.	Debt Securities	153	153
(Consumer Products)	Preferred Stock (1,875 shares)	94	94
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	959	959
(Business Services)	Common Stock (156 shares)	42	—

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	2,084
(Business Services)

Nobel Learning Communities,	Debt Securities	9,782	9,782
Inc.(1)	Preferred Stock (1,063,830 shares)	2,000	2,000
(Education)	Warrants	575	218

Packaging Advantage Corporation	Debt Securities	14,262	14,262
(Business Services)	Common Stock (232,168 shares)	2,386	2,386
	Warrants	963	963

Professional Paint, Inc.	Debt Securities	23,507	23,507
(Consumer Products)	Preferred Stock (15,000 shares)	20,803	20,803
	Common Stock (110,000 shares)	69	5,995

Progressive International	Debt Securities	3,970	3,970
Corporation	Preferred Stock (500 shares)	500	500
(Consumer Products)	Common Stock (197 shares)	13	150
	Warrants	—	—

Prosperco Finanz Holding AG(3)	Convertible Debentures	7,616	5,000
(Financial Services)	Common Stock (1,528 shares)	1,059	—
	Warrants	—	—

Sidarus Holdings, Inc.	Debt Securities	4,975	4,975
(Business Services)	Preferred Stock (98,000 shares)	980	980
	Common Stock (492,941 shares)	20	20
	Warrants	—	—

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Total Foam, Inc.	Debt Securities	$258	$124
(Industrial Products)	Common Stock (164 shares)	10	—

Total companies 5% to 25% owned		$210,553	$232,568

Companies Less Than 5% Owned

ACE Products, Inc.	Loans	$17,164	$10,562
(Industrial Products)

Advantage Sales and Marketing,	Debt Securities	10,614	10,614
Inc.	Warrants	382	1,556
(Business Services)

Alderwoods Group, Inc.(1)	Common Stock (357,568 shares)	5,006	1,255
(Consumer Services)

Allied Office Products, Inc.	Common Stock (31,333 shares)	7,695	50
(Business Services)

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

ASW Holding Corporation	Warrants	25	25
(Industrial Products)

Bakery Chef, Inc.	Loans	18,519	18,519
(Consumer Products)

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	2,425	2,145
(Private Equity Fund)

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,250	635
(Hospitality)

Celebrities, Inc.	Loan	198	198
(Broadcasting & Cable)	Warrants	12	228

Clif Bar, Inc.	Loan	24,900	24,900
(Consumer Products)

Colibri Holding Corporation	Debt Securities	3,493	3,493
(Consumer Products)	Preferred Stock (237 shares)	300	300
	Common Stock (3,362 shares)	1,250	1,088
	Warrants	290	252

Component Hardware Group, Inc.	Debt Securities	11,415	11,415
(Industrial Products)	Preferred Stock (18,000 shares)	2,268	2,268
	Common Stock (2,000 shares)	200	600

Cooper Natural Resources, Inc.	Loan	299	299
(Industrial Products)	Debt Securities	1,919	1,919
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Coverall North America, Inc.	Loan	$12,407	$12,407
(Business Services)	Debt Securities	6,425	6,425

CTT Holdings	Loan	1,250	1,250
(Consumer Products)

Drilltec Patents & Technologies	Loan	10,918	—
Company, Inc.	Debt Securities	1,500	—
(Industrial Products)

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	3,125	1,071
(Private Equity Fund)

Elexis Beta GmbH(3)	Options	426	289
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	—
(Business Services)	Warrants	1,157	—

Executive Greetings, Inc.	Debt Securities	18,830	14,315
(Business Services)	Warrants	360	—

Fairchild Industrial Products	Debt Securities	5,954	5,954
Company	Warrants	280	—
(Industrial Products)

Frozen Specialities, Inc.	Debt Securities	9,958	9,958
(Consumer Products)	Warrants	435	435

Galaxy American	Debt Securities	49,704	20,000
Communications, LLC	Options	—	—
(Broadcasting & Cable)	Standby Letter of Credit ($37)

Garden Ridge Corporation	Debt Securities	27,264	25,712
(Retail)	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

Gibson Guitar Corporation	Debt Securities	18,154	18,154
(Consumer Products)	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	500
	Warrants	—	2,250

Global Communications, LLC	Loan	2,347	2,347
(Business Services)	Debt Securities	16,472	16,472
	Preferred Equity Interest	14,067	14,067
	Options	1,639	1,639

Grant Broadcasting Systems II	Warrants	87	3,000
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	3,205	2,321
(Private Equity Fund)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

The Hartz Mountain Corporation	Debt Securities	$27,766	$27,766
(Consumer Products)	Common Stock (200,000 shares)	2,000	2,000
	Warrants	2,613	2,613

Haven Eldercare of New England, LLC	Loan	35,853	35,853
(Healthcare)

Headwaters Incorporated(1)	Loan	9,956	9,956
(Industrial Products)

Healthmarket, Inc.	Debt Securities	9,518	9,518
(Health Insurance)	Warrants	440	440

Hotelevision, Inc.	Common Stock (315,100 shares)	315	—
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (35,101 shares)	1,219	2,103
(Business Services)

Impact Innovations Group, LLC	Debt Securities	6,797	3,541
(Business Services)	Warrants	1,674	—

Intellirisk Management Corporation	Loan	23,519	23,519
(Business Services)

Interline Brands, Inc.	Debt Securities	34,351	34,351
(Business Services)	Preferred Stock (199,313 shares)	1,849	1,849
	Common Stock (15,615 shares)	139	139
	Warrants	1,181	1,181

Jakel, Inc.	Loan	23,307	10,130
(Industrial Products)

JRI Industries, Inc.	Debt Securities	1,541	1,541
(Industrial Products)	Warrants	74	39

Julius Koch USA, Inc.	Warrants	259	5,174
(Industrial Products)

Kirker Enterprises, Inc.	Equity Interest	4	4
(Industrial Products)	Warrants	348	3,501

Kirkland’s, Inc.(1)	Common Stock (122,142 shares)	38	1,527
(Retail)

Kyrus Corporation	Debt Securities	6,669	6,669
(Business Services)	Warrants	348	450

Love Funding Corporation	Preferred Stock (26,000 shares)	359	213
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	500
(Business Services)	Warrants	—	—

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

MedAssets, Inc.	Debt Securities	$16,147	$16,147
(Business Services)	Preferred Stock (227,865 shares)	2,049	2,049
	Warrants	136	180

Mid-Atlantic Venture Fund IV, L.P. (4)	Limited Partnership Interest	4,725	2,838
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Norstan Apparel Shops, Inc.	Debt Securities	11,828	11,828
(Retail)	Common Stock (29,622 shares)	4,750	4,750
	Warrants	655	655

North American Archery, LLC	Loans	1,390	840
(Consumer Products)	Convertible Debentures	2,248	59
	Guaranty ($1,020)

Northeast Broadcasting Group, L.P.	Debt Securities	254	254
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	690	548
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,233	11,233
(Business Services)	Warrants	900	1,046

Onyx Television GmbH(3)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(1)	Debt Securities	14,401	14,401
(Business Services)	Warrants	996	599

Oriental Trading Company, Inc.	Preferred Equity Interest	1,751	1,751
(Consumer Products)	Common Equity Interest	—	3,500

Pico Products, Inc.	Loan	1,406	1,406
(Industrial Products)

Polaris Pool Systems, Inc.	Debt Securities	10,814	10,814
(Consumer Products)	Warrants	1,145	1,145

Raytheon Aerospace, LLC	Debt Securities	5,249	5,249
(Business Services)	Equity Interest	—	350

Resun Leasing, Inc.	Loan	30,000	30,000
(Business Services)

Scitor Corporation	Loan	22,283	22,283
(Business Services)

Simula, Inc.(1)	Loan	21,518	21,518
(Industrial Products)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Soff-Cut Holdings, Inc.	Debt Securities	$9,394	$9,394
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	200

Southwest PCS, LLC	Loan	1,000	1,000
(Telecommunications)

Spa Lending Corporation	Preferred Stock (28,672 shares)	424	306
(Recreation)

Startec Global Communications	Loan	25,715	25,715
Corporation(1)	Debt Securities	20,670	—
(Telecommunications)

SunStates Refrigerated Services,	Loans	4,592	1,490
Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	9,949
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

Tubbs Snowshoe Company, LLC	Debt Securities	3,931	3,931
(Consumer Products)	Equity Interests	500	379
	Warrants	54	—

United Pet Group, Inc.	Debt Securities	9,091	9,091
(Consumer Products)	Warrants	85	235

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	1,602	1,990
(Private Equity Fund)

U.S. Security Holdings, Inc.	Debt Securities	24,134	24,134
(Business Services)	Warrants	826	1,100

Venturehouse Group, LLC(4)	Equity Interest	1,000	384
(Private Equity Fund)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,178	419
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	4,406	4,406
(Consumer Products)	Warrants	1,429	4,000

Wilshire Restaurant Group, Inc.	Debt Securities	16,437	16,437
(Retail)	Warrants	735	541

Wilton Industries, Inc.	Loan	9,600	9,600
(Consumer Products)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Woodstream Corporation	Loan	$2,621	$2,621
(Consumer Products)	Debt Securities	7,689	7,689
	Equity Interests	1,700	5,535
	Warrants	450	1,465

Total companies less than 5% owned		$865,117	$752,831

Total private finance (121 portfolio companies)		$1,747,587	$1,742,084

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			March 31, 2003

	Stated		(unaudited)
(in Thousands)	Interest	Face	Cost	Value

Commercial Real Estate Finance
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$47,103	$25,475	$23,641
Morgan Stanley Capital I, Series 1999-RM1	6.4%	29,629	9,673	10,026
COMM 1999-1	5.7%	57,163	26,081	27,158
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	28,595	14,081	11,835
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	44,635	14,016	15,142
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,346	5,233	5,962
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,781	1,768
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,545	5,561	6,184
FUNB CMT, Series 1999-C4	6.5%	22,887	7,869	7,048
Heller Financial, HFCMC Series 2000 PH-1	6.6%	25,767	8,796	9,096
SBMS VII, Inc., Series 2000-NL1	7.2%	9,214	4,564	3,844
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	24,328	9,434	9,808
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	17,922	5,284	4,009
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	17,484	4,059	4,101
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	16,805	4,109	3,954
JP Morgan-CIBC-Deutsche 2001	5.8%	25,370	6,886	6,936
Lehman Brothers-UBS Warburg 2001-C2	6.4%	22,756	6,623	6,606
SBMS VII, Inc., Series 2001-C1	6.1%	23,049	5,664	5,169
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,228	6,306	5,946
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	21,456	5,210	5,184
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	24,493	5,891	5,609
SBMS VII, Inc., Series 2001-C2	6.2%	21,619	5,922	5,956
FUNB CMT, Series 2002-C1	6.0%	28,303	11,526	12,123
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	50,631	24,929	29,475
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	40,573	20,044	22,332
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	50,047	22,548	23,340
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	27,858	13,150	13,688
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	50,896	22,040	21,660
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	39,543	19,046	18,900

Total commercial mortgage-backed securities		$839,848	$321,801	$326,500

Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)			$23,655	$23,655
Crest 2002-1, Ltd.(3)			23,728	23,728
Crest 2002-IG, Ltd.(3)			4,798	4,798
Crest Clarendon Street 2002-1, Ltd.(3)			979	979
Crest 2003-1, Ltd.(3)			118,802	118,802

Total collateralized debt obligations			$171,962	$171,962

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			March 31, 2003

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	13	$11,122	$12,419
	7.00%–8.99%	20	29,733	26,603
	9.00%–10.99%	6	7,736	7,666
	11.00%–12.99%	15	19,587	12,286
	13.00%–14.99%	6	6,466	4,740

Total commercial mortgage loans		60	$74,644	$63,714

Residual Interest			$69,335	$69,035
Real Estate Owned			6,030	3,642

Total commercial real estate finance			$643,772	$634,853

Total portfolio			$2,391,359	$2,376,937

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three months ended March 31, 2003 and 2002 is unaudited)

Note 1. Organization

      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary that has also elected to be regulated as a BDC, Allied Investment Corporation (“Allied Investment”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries which are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that provides diligence and structuring services on private finance and commercial real estate finance transactions, as well as structuring, transaction, management, and advisory services to the Company, its portfolio companies and other third parties.

      Allied Capital Corporation and its subsidiaries, collectively, are referred to as the “Company.”

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

      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests in companies in a variety of industries and non-investment grade commercial mortgage-backed securities (“CMBS”).

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2002 balances to conform with the 2003 financial statement presentation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations, changes in net assets, and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full year.

      During 2002, the Company revised its financial statement presentation to provide additional detail for the private finance portfolio, the interest and related portfolio income and net realized gains or losses by presenting these balances in the three categories described below. The consolidated

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

statement of operations for the three months ended March 31, 2002, has been revised to conform to this presentation.

      The private finance portfolio, the interest and related portfolio income and net realized gains or losses earned on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains or losses from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

Valuation Of Portfolio Investments

      The Company, as a BDC, invests in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and collateralized debt obligations. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of all debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company if such companies are in need of additional working capital. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Prepayment premiums are recorded on loans when received.

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

Equity Securities

      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions.

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

Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”)

      CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable market yields for similar CMBS bonds and CDO bonds and preferred shares. The Company’s assumption with regard to the discount rate for determining fair value is based on the yield of comparable securities. The Company recognizes income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed. The Company recognizes unrealized appreciation or depreciation on its CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

Residual Interest

      The Company values its residual interest from a previous securitization and recognizes income using the same accounting policies used for the CMBS bonds. The residual interest is carried at fair value generally based on discounted estimated future cash flows (see Note 3). The Company recognizes income from the residual interest using the effective interest method. At each reporting date, the effective yield is recalculated and used to recognize income until the next reporting date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

      Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period.

Fee Income

      Fee income includes fees for guarantees and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and investment advisory services fees are generally recognized as income as the services are rendered.

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

Stock Compensation Plans

      At March 31, 2003 and 2002, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three
	Months Ended
	March 31,

	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$19,873	$55,961
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,348)	(1,658)

Pro forma net increase in net assets resulting from operations	18,525	54,303
Less preferred stock dividends	(55)	(55)

Pro forma income available to common shareholders	$18,470	$54,248

Basic earnings per common share:
As reported	$0.18	$0.56
Pro forma	$0.17	$0.54
Diluted earnings per common share:
As reported	$0.18	$0.55
Pro forma	$0.17	$0.53

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions for grants:

	For the Three
	Months Ended
	March 31,

	2003	2002

Risk-free interest rate	2.8%	4.4%
Expected life	5.0	5.0
Expected volatility	39.1%	39.7%
Dividend yield	8.9%	8.5%
Weighted average fair value per option	$3.23	$4.98

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

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

      The consolidated financial statements include portfolio investments at value of $2.4 billion and $2.5 billion as of March 31, 2003, and December 31, 2002, respectively (92% and 89%, respectively, of total assets). Substantially all of these investments represent investments whose fair values have been determined by the board of directors in good faith in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Certain guarantees are excluded from the initial recognition provisions of the Interpretation, however specific disclosures are still required. The Company has applied the initial recognition and measurement provisions for guarantees issued in the first quarter of 2003 and there was no material effect on the Company’s financial position or its results of operations. See Note 5 for the disclosures related to the Company’s guarantees.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the “Interpretation”) which provides new guidance on the consolidation of certain entities defined as variable interest entities. The Interpretation specifies that any enterprise subject to SEC Regulation S-X Rule 6-03(c)(1) shall not consolidate any entity that is not also subject to that same rule. As the Company is subject to this rule, it does not believe that the Interpretation will have an impact on its financial position or results of operations.

Note 3. Portfolio

  Private Finance

      At March 31, 2003, and December 31, 2002, the private finance portfolio consisted of the following:

	2003				2002

	Cost	Value	Yield		Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,276,957	$1,148,289	14.0	% (1)	$1,272,401	$1,151,256	14.4	% (1)
Equity interests	470,630	593,795			438,501	591,959

Total	$1,747,587	$1,742,084			$1,710,902	$1,743,215

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At March 31, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the yield includes dividends earned on these equity interests. The weighted average yield is computed as of the balance sheet date.

     Private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

warrants or options in a private company. Private finance investments are generally issued by privately owned companies and are generally illiquid and subject to restrictions on resale or transferability.

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At March 31, 2003, and December 31, 2002, approximately 95% of the Company’s loans and debt securities had fixed interest rates.

      Equity interests consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or may be otherwise illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate realized gain on sale.

      The Company may acquire more than 50% of the common stock of a portfolio company in a control buyout transaction. The Company’s most significant investments acquired through control buyout transactions both at March 31, 2003, and December 31, 2002, were Business Loan Express, LLC and The Hillman Companies, Inc.

      At March 31, 2003, and December 31, 2002, the Company had an investment at value totaling $307.6 million and $256.8 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration 7(a) Guaranteed Loan Program. During the first quarter of 2003, the Company invested $50 million in BLX in the form of a $25 million short-term line of credit and $25 million of preferred equity in connection with BLX’s acquisition of $128 million in assets from Amresco Independence Funding, Inc. BLX also completed its corporate reorganization to a limited liability company during the quarter by merging BLX, Inc. into BLX, LLC. Prior to this transaction, BLX converted $43 million of the Company’s subordinated debt to preferred stock in BLX, Inc., which was exchanged upon the merger for Class A equity interests of BLX, LLC. In addition, as part of the merger, the Company exchanged its existing preferred stock and common equity investments in BLX, Inc. for similar classes of member’s equity in BLX, LLC represented by Class B and Class C equity interests, respectively. At March 31, 2003, the Company owned 94.9% of the voting Class C equity interests. BLX has a stock appreciation rights plan for management which will dilute the value available to the Class C equity interest holders.

      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a regulated investment company, the Company will be subject to the built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains.

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

to $42 million. At March 31, 2003, the Company has considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the corresponding reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) on BLX’s three-year unsecured $149.0 million revolving credit facility that matures in March 2004. The amount guaranteed by the Company at March 31, 2003, was $57.2 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at March 31, 2003. The Company has also provided two standby letters of credit in connection with two term securitization transactions completed by BLX totaling $10.6 million. In consideration for providing this guaranty and the two standby letters of credit, BLX paid the Company a fee of $1.0 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. BLX is headquartered in New York, NY.

      At March 31, 2003, and December 31, 2002, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $181.3 million and $180.5 million at value, respectively. At March 31, 2003, the Company owned 96.8% of Hillman’s common stock. The Company’s common stock ownership is subject to dilution by management options. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage, and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers, and mass merchants. Hillman has certain patent-protected products, including key duplication technology, that is important to its business. Hillman’s primary operations are located in Cincinnati, Ohio.

      Total interest and portfolio related income earned from the Company’s investments in BLX and Hillman for the three months ended March 31, 2003 and 2002, was $15.3 million and $12.3 million, respectively.

      At March 31, 2003, and December 31, 2002, loans and debt securities in workout status (classified as Grades 4 and 5 under the Company’s internal grading system) that were not accruing interest were as follows at value:

	2003	2002
(in thousands)
Companies more than 25% owned	$20,798	$9,709
Companies 5% to 25% owned	393	411
Companies less than 5% owned	60,936	65,931

Total	$82,127	$76,051

      In addition to Grade 4 and 5 assets that are in workout, the Company may not accrue interest on loans and debt securities to companies that are more than 50% owned by the Company if such companies are in need of additional working capital and, therefore, the Company may defer current debt service. Loans and debt securities to such companies totaled $58.5 million and $63.6 million at value at March 31, 2003, and December 31, 2002, respectively. In addition, loans to companies that are less than 50% owned by the Company and were not in workout but were not accruing interest

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

totaled $21.6 million and $7.2 million at value at March 31, 2003, and December 31, 2002, respectively.

      The industry and geographic compositions of the private finance portfolio at value at March 31, 2003, and December 31, 2002, were as follows:

	2003	2002

Industry
Consumer products	32%	34%
Business services	26	26
Financial services	18	16
Industrial products	8	9
Healthcare	5	5
Retail	4	4
Telecommunications	2	2
Education	1	1
Broadcasting & cable	1	1
Other	3	2

Total	100%	100%

Geographic Region
Mid-Atlantic	49%	45%
Southeast	15	16
West	15	15
Midwest	13	16
Northeast	7	7
International	1	1

Total	100%	100%

  Commercial Real Estate Finance

      At March 31, 2003, and December 31, 2002, the commercial real estate finance portfolio consisted of the following:

	2003			2002

	Cost	Value	Yield	Cost	Value	Yield
($ in thousands)
CMBS bonds	$321,801	$326,500	15.5%	$523,671	$555,519	14.2%
Collateralized debt obligation bonds and preferred shares	171,962	171,962	16.4%	52,818	52,818	17.2%
Loans	74,644	63,714	7.0%	66,546	63,707	7.5%
Residual interest	69,335	69,035	9.4%	69,335	69,035	9.4%
Real estate owned	6,030	3,642		5,942	3,873

Total	$643,772	$634,853		$718,312	$744,952

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      CMBS Bonds. At March 31, 2003, and December 31, 2002, CMBS bonds consisted of the following:

	2003	2002
($ in thousands)
Face	$839,848	$1,173,194
Original issue discount	(518,047)	(649,523)

Cost	$321,801	$523,671

Value	$326,500	$555,519

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At March 31, 2003, the Company’s CMBS bonds were subordinate to 91% to 99% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal, the Company invests in these CMBS bonds at a significant discount from the face amount of the bonds.

      The underlying rating classes of the CMBS bonds at value at March 31, 2003, and December 31, 2002, were as follows:

	2003		2002

		Percentage		Percentage
	Value	of Total	Value	of Total
($ in thousands)
BB+	$37,774	11.6%	$49,811	9.0%
BB	25,493	7.8	39,011	7.0
BB-	15,688	4.8	22,030	4.0
B+	24,772	7.6	121,038	21.8
B	23,961	7.3	141,998	25.6
B-	78,684	24.1	83,493	15.0
CCC+	10,868	3.3	—	—
CCC	15,030	4.6	8,634	1.5
Unrated	94,230	28.9	89,504	16.1

Total	$326,500	100.0%	$555,519	100.0%

      At March 31, 2003, and December 31, 2002, the underlying collateral for the Company’s CMBS bonds consisted of approximately 4,600 and 4,500 commercial mortgage loans and real estate properties owned with a total outstanding principal balance of $27.8 billion and $25.0 billion, respectively. At March 31, 2003, and December 31, 2002, 0.9% and 1.0%, respectively, of the mortgage loans in the underlying collateral pool for the Company’s CMBS bonds were over 30 days delinquent or were classified as real estate owned.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The property types and the geographic composition of the underlying mortgage loans and real estate properties owned in the underlying collateral pool calculated using the outstanding principal balance at March 31, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Retail	33%	32%
Housing	26	27
Office	23	21
Industrial Real Estate	6	7
Hospitality	6	6
Other	6	7

Total	100%	100%

Geographic Region
West	30%	31%
Mid-Atlantic	27	25
Midwest	22	22
Southeast	16	17
Northeast	5	5

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS bonds that are a result of the general condition of the real estate market (including vacancies, rental rates and tenant credit quality) and changes in market rental rates. The initial yield on each CMBS bond has been computed assuming an approximate 1% loss rate on its entire underlying collateral mortgage pool, with the estimated losses being assumed to occur in three equal installments in years three, six, and nine. As each CMBS bond ages, the amount of losses and the expected timing of recognition of such losses will be updated, and the respective yield will be adjusted as necessary. As of March 31, 2003, the Company had identified and recorded specific losses of $28.0 million, which reduced the face amount and original issue discount on the CMBS bonds, but did not result in a change in the cost and value of the CMBS bonds. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

  Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At March 31, 2003, the Company owned BBB rated bonds in one CDO totaling $29.7 million at value and preferred shares in five CDOs totaling $142.3 million at value secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1.2 billion and was issued by 44 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDOs are $793.7 million of CMBS bonds that are senior in priority

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 27 separate CMBS transactions.

      The BBB rated bonds and the preferred shares owned by the Company are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At March 31, 2003, the Company’s BBB bonds and preferred shares in the CDOs were subordinate to 61% to 98% of the more senior tranches of debt issued in various CDO transactions.

      As of March 31, 2003, the Company acts as the disposition consultant with respect to four of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. As of March 31, 2002, the Company acted as the disposition consultant with respect to two of the CDOs. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the quarters ended March 31, 2003 and 2002, this fee totaled $201 thousand and $37 thousand, respectively.

      Loans. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At March 31, 2003, and December 31, 2002, approximately 85% and 15% and 84% and 16% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of March 31, 2003, and December 31, 2002, loans with a value of $16.3 million and $13.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

      The property types and the geographic composition securing the commercial mortgage loan portfolio at value at March 31, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Retail	25%	21%
Office	20	20
Hospitality	20	23
Healthcare	15	15
Recreation	3	3
Other	17	18

Total	100%	100%

Geographic Region
Southeast	39%	40%
West	22	20
Mid-Atlantic	17	17
Midwest	11	12
Northeast	11	11

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  Residual Interest. At March 31, 2003, and December 31, 2002, the residual interest consisted of the following:

	2003		2002

	Cost	Value	Cost	Value
(in thousands)
Residual interest	$68,853	$68,853	$68,853	$68,853
Residual interest spread	482	182	482	182

Total	$69,335	$69,035	$69,335	$69,035

      The residual interest primarily consists of a retained interest totaling $68.9 million from a 1998 asset securitization. At March 31, 2003, one class of bonds rated AAA was outstanding, totaling $6.0 million. The residual interest represents a right to cash flows from the underlying collateral pool of loans after these senior bond obligations are satisfied. The Company had the right to call the bonds upon a minimum of ten days notice to the bondholders. During April 2003, the call provision was exercised and, accordingly, the bondholders were repaid in full and the remaining available cash, loans, and real estate owned of the trust were subsequently returned to the Company as payment on the residual interest.

      At December 31, 2002, the Company used a discounted cash flow methodology for determining the fair value of its retained residual interest and residual interest spread (“Residual”). In determining the cash flow of the Residual, the Company assumed a prepayment speed of 15% after the applicable prepayment lockout period and credit losses of 1% or approximately $0.8 million of the total principal balance of the underlying collateral throughout the life of the collateral. These assumptions resulted in an expected weighted average life of the bonds of four months. The value of the resulting Residual cash flows at December 31, 2002, was then determined by applying a discount rate of 9% which, in the Company’s view, was commensurate with the market risk of comparable assets.

      Because the Company was in the process of exercising its call provision at March 31, 2003, the fair value of the Residual was determined based upon an analysis of the value of each of the underlying assets and liabilities of the trust as opposed to a discounted cash flow analysis.

Note 4. Debt

      At March 31, 2003, and December 31, 2002, the Company had the following debt:

	2003		2002

	Facility	Amount	Facility	Amount
	Amount	Drawn	Amount	Drawn
(in thousands)
Notes payable and debentures:
Unsecured long-term notes payable	$694,000	$694,000	$694,000	$694,000
SBA debentures	101,800	94,500	101,800	94,500
OPIC loan	5,700	5,700	5,700	5,700

Total notes payable and debentures	801,500	794,200	801,500	794,200

Revolving line of credit	527,500 (1)	61,750	527,500	204,250

Total	$1,329,000	$855,950	$1,329,000	$998,450

(1)	On April 18, 2003, the Company renewed the revolving line of credit. The committed amount under the renewed facility is $462.5 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At March 31, 2003, the notes had remaining maturities of two months to four years. The weighted average fixed interest rate on the notes was 7.6% at March 31, 2003, and December 31, 2002. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      On May 14, 2003, the Company issued $153 million of five-year and $147 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 5.45% and 6.05%, respectively, and have substantially the same terms as the Company’s existing unsecured long-term notes. On May 30, 2003, $140 million of the Company’s existing unsecured long term notes will mature and the Company will use proceeds from the new long-term note issuance to repay this amount.

      SBA Debentures. At March 31, 2003, and December 31, 2002, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 8.2%. At March 31, 2003, the debentures had remaining maturities of two to nine years. The weighted average interest rate was 7.0% at March 31, 2003, and December 31, 2002. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At March 31, 2003, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Scheduled future maturities of notes payable and debentures at March 31, 2003, are as follows:

Amount Maturing
Year	(in thousands)

2003	$140,000
2004	221,000
2005	179,000
2006	180,700
2007	—
Thereafter	73,500

Total	$794,200

Revolving Line of Credit

      On April 18, 2003, the Company renewed its unsecured revolving line of credit under substantially similar terms with a committed amount under the renewed facility of $462.5 million. The revolving line of credit may be expanded through new or additional commitments up to $600 million at the Company’s option. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s sole option. The facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. prime rate, or (iii) the Federal Funds rate plus 0.50% at the Company’s option. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The interest rates were 2.8% and 2.7% at March 31, 2003, and December 31, 2002, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

      The average debt outstanding on the revolving line of credit was $97.1 million and $68.3 million for the three months ended March 31, 2003, and the year ended December 31, 2002, respectively. The maximum amount borrowed under this facility and the weighted average interest rate for the three months ended March 31, 2003, and the year ended December 31, 2002, were $208.8 million and $216.5 million, and 2.7% and 3.2%, respectively. As of March 31, 2003, the amount available under the revolving line of credit was $461.2 million, net of amounts committed for standby letters of credit of $4.6 million issued under the credit facility.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of March 31, 2003, the Company was in compliance with these covenants.

Note 5. Guarantees

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. As of March 31, 2003, and December 31, 2002, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $61.1 million and $54.6 million, respectively, and had extended standby letters of credit aggregating $17.6 million and $11.3 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments is $78.7 million and $65.9 million at March 31, 2003, and December 31, 2002, respectively. At March 31, 2003, and December 31, 2002, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

      As of March 31, 2003, the guarantees and standby letters of credit expire as follows:

	Total	2003	2004	2005	2006	2007	After 2007
(in thousands)
Guarantees of debt and lease obligations	$61,132	$1,547	$57,957	$270	$142	$114	$1,102
Standby letters of credit	17,612	—	4,587	—	7,025	—	6,000

Total	$78,744	$1,547	$62,544	$270	$7,167	$114	$7,102

Note 6. Preferred Stock

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity

      Sales of common stock for the three months ended March 31, 2003 and 2002, were as follows:

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands)
Number of common shares	4,250	785
Gross proceeds	$85,880	$20,600
Less costs including underwriting fees	(3,518)	(650)

Net proceeds	$82,362	$19,950

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

      Dividend reinvestment plan activity for the three months ended March 31, 2003 and 2002 was as follows:

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands, except per share amounts)
Shares issued	84	57
Average price per share	$20.13	$27.64

Note 8. Earnings Per Common Share

      Earnings per common share for the three months ended March 31, 2003 and 2002, were as follows:

	For the Three Months
	Ended March 31,

	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$19,873	$55,961
Less preferred stock dividends	(55)	(55)

Income available to common shareholders	$19,818	$55,906

Weighted average common shares outstanding — basic	109,458	99,977
Dilutive options outstanding to officers	640	2,387

Weighted average common shares outstanding — diluted	110,098	102,364

Basic earnings per common share	$0.18	$0.56

Diluted earnings per common share	$0.18	$0.55

Note 9. Dividends and Distributions

      The Company’s board of directors declared and the Company paid a $0.57 per common share dividend, or $63.0 million, for the three months ended March 31, 2003. The Company paid a dividend of $53.3 million to common shareholders for the three months ended March 31, 2002.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Dividends and Distributions, continued

      The Company’s board of directors also declared a dividend of $0.57 per common share for the second quarter of 2003.

Note 10. Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2003 and 2002, the Company paid $6.2 million and $5.9 million, respectively, for interest. For the three months ended March 31, 2003 and 2002, the Company’s non-cash financing activities totaled $1.7 million and $3.0 million, respectively, and includes stock option exercises and dividend reinvestment.

Note 11. Hedging Activities

      The Company invests in CMBS bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the BB+ through B rated CMBS bonds. These transactions, referred to as short sales, involved the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities, including accrued interest payable on the obligations, as of March 31, 2003, and December 31, 2002, consisted of the following:

(in thousands)
Description of Issue	2003	2002

10-year Treasury securities, due February 2012	$—	$52,053
10-year Treasury securities, due November 2012	44,450	107,327
10-year Treasury securities, due February 2013	41,259	—
5-year Treasury securities, due November 2007	9,872	37,647
5-year Treasury securities, due February 2008	4,758	—

Total	$100,339	$197,027

      As of March 31, 2003, and December 31, 2002, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $0.2 million and $7.1 million, respectively. The net proceeds related to the sales of the borrowed Treasury securities were $99.4 million and $189.3 million at March 31, 2003, and December 31, 2002, respectively. Under the terms of the transactions, the Company has provided additional cash collateral of $17 thousand and $5.4 million at March 31, 2003, and December 31, 2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities. The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with the financial institutions under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of March 31, 2003, the repurchase agreements were due on April 2, 2003, and had a weighted average interest rate of 0.6%. The weighted average interest rate on the repurchase agreements as of December 31, 2002, was 0.8%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

	At and for the
	Three Months
	Ended		At and for the
	March 31,		Year Ended
			December 31,
	2003	2002	2002

Per Common Share Data
Net asset value, beginning of period	$14.22	$13.57	$13.57

Net investment income*	0.39	0.53	1.77
Net gains (losses)*	(0.21)	0.02	0.43

Net increase in net assets resulting from operations	0.18	0.55	2.20

Net decrease in net assets from shareholder distributions	(0.57)	(0.53)	(2.23)
Net increase in net assets from capital share transactions	0.22	0.12	0.68

Net asset value, end of period	$14.05	$13.71	$14.22

Market value, end of period	$19.98	$27.50	$21.83
Total return	(6)%	8%	(7)%

*	Based on diluted weighted average number of shares outstanding for the period.

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2003	2002	2002

Ratios and Supplemental Data
Ending net assets	$1,588,293	$1,381,341	$1,546,071
Common shares outstanding at end of period	113,056	100,765	108,698
Diluted weighted average common shares outstanding	110,098	102,364	103,574
Employee and administrative expenses/ average net assets	0.80%	0.81%	3.82%
Total expenses/average net assets	1.94%	2.09%	8.75%
Net investment income/average net assets	2.72%	3.94%	12.94%
Net increase in net assets resulting from operations(1)/average net assets	1.27%	4.09%	15.98%
Portfolio turnover rate	11.06%	3.49%	15.12%
Average debt outstanding	$891,325	$938,347	$938,148
Average debt per share	$8.10	$9.17	$9.06

(1)	Net gains and losses can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation

      Subsequent to the end of the quarter, the U.S. District Court for the Southern District of New York dismissed a consolidated securities class action lawsuit alleging violations of the federal securities laws filed against the Company and certain of its officers. In its ruling, the court found that the plaintiffs had failed to allege sufficient facts to support their claim and, therefore, dismissed the lawsuit in its entirety.

      The Company is a party to certain other lawsuits including legal proceedings incidental to the normal course of its business including enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Allied Capital Corporation and Subsidiaries:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2003, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 12) for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights (included in Note 12), for the year then ended; and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Washington, D.C.

April 21, 2003, except as to Note 4
  which is as of May 14, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

•	the ongoing global economic downturn;

•	risks associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

OVERVIEW

      We are a business development company that provides long-term debt and equity investment capital to support the expansion of companies in a variety of industries. Our lending and investment activity is generally focused on private finance and commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable.

      Our portfolio composition at March 31, 2003, and December 31, 2002, was as follows:

	2003	2002

Private Finance	73%	70%
Commercial Real Estate Finance	27%	30%

      Our earnings depend primarily on the level of interest and dividend income, fee income, and net gains or losses earned on our investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity, and yields at and for the three months ended March 31, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2003	2002	2002
($ in millions)
Portfolio at value	$2,376.9	$2,254.1	$2,488.2
Investments funded	$269.0	$80.0	$506.4
Change in accrued or reinvested interest and dividends	$11.1	$13.3	$44.7
Principal repayments	$76.0	$31.0	$143.2
Sales	$244.1	$125.1	$213.5
Yield(1)	14.0%	14.3%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio, investment activity, and yields at and for the three months ended March 31, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2003	2002	2002
($ in millions)
Portfolio at value:
Loans and debt securities	$1,148.3	$1,105.8	$1,151.2
Equity interests	593.8	499.1	592.0

Total portfolio	$1,742.1	$1,604.9	$1,743.2

Investments funded	$110.1	$37.6	$297.2
Change in accrued or reinvested interest and dividends	$11.3	$12.1	$42.6
Principal repayments	$75.1	$28.8	$129.3
Yield(1)	14.0%	14.3%	14.4%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Three Months Ended March 31, 2003(1)
Companies more than 25% owned	$33.2	$25.0	$58.2
Companies 5% to 25% owned	7.9	1.0	8.9
Companies less than 5% owned	41.2	1.8	43.0

Total	$82.3	$27.8	$110.1

For the Three Months Ended March 31, 2002(1)
Companies more than 25% owned	$4.8	$1.1	$5.9
Companies 5% to 25% owned	—	—	—
Companies less than 5% owned	30.7	1.0	31.7

Total	$35.5	$2.1	$37.6

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Year Ended December 31, 2002(1)
Companies more than 25% owned	$86.1	$18.7	$104.8
Companies 5% to 25% owned	22.3	0.4	22.7
Companies less than 5% owned	154.6	15.1	169.7

Total	$263.0	$34.2	$297.2

(1)	The private finance portfolio is presented in three categories — companies more than 25% owned, which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by us under the Investment Company Act of 1940, or the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned, which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     At March 31, 2003, we had outstanding funding commitments of $90.8 million to portfolio companies, including $23.9 million committed to private venture capital funds. At March 31, 2003, we also had total commitments to private finance portfolio companies in the form of standby letters of credit and guarantees of $78.7 million.

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

      We may acquire more than 50% of the common stock of a company in a control buyout transaction. Control investments are generally structured such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. In some cases for companies that are more than 50% owned, we may not accrue interest on loans and debt securities if such company is in need of additional working capital. In such cases, we may defer current debt service. Our most significant investments acquired through control buyout transactions at March 31, 2003, were Business Loan Express, LLC (BLX), acquired in 2000, and The Hillman Companies, Inc., acquired in 2001.

      Business Loan Express, LLC.     At March 31, 2003, our investment in BLX totaled $266.0 million at cost and $307.6 million at value, or 11.9% of our total assets, which includes unrealized appreciation of $41.6 million.

      BLX is the nation’s second largest non-bank government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a preferred lender as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a)

Guaranteed Loan Program or changes in government funding for this program could have a material impact on BLX or its operations.

      During the quarter ended March 31, 2003, BLX completed two significant transactions, the purchase of loans and other assets from Amresco Independence Funding, Inc. (“AIF”) and the reorganization of BLX from a corporation to a limited liability company or “LLC”.

      In January 2003, BLX completed the acquisition of $128.0 million of performing loans and other assets from AIF. BLX purchased $121.5 million of performing SBA 7(a) unguaranteed loans at par and $6.5 million of other assets. The acquisition increased BLX’s serviced portfolio and enhanced its nationwide loan origination platform. BLX believes that the acquisition positions the company to increase its competitiveness in the marketplace, as well as improve the economics of its business over time.

      The AIF acquisition increased BLX’s serviced portfolio to over $2.0 billion, represented by over 2,900 small business borrowers. We provided $50 million of the capital to fund this acquisition. Our $50 million financing was in the form of a short-term revolving credit facility of $25 million to fund the temporary capital needs of construction loans purchased and loans pending sale, as well as $25 million of preferred equity to support the future growth potential of BLX post acquisition.

      In February 2003, BLX completed a reorganization from a corporation to a limited liability company in order to simplify its corporate structure and provide certain income tax efficiencies. In connection with the reorganization, BLX’s stated book equity increased by $43 million because we converted $43 million of our subordinated debt into preferred stock in BLX, Inc., which was exchanged for Class A equity interests in BLX, LLC. In addition, we exchanged our existing preferred stock and common equity investments in BLX, Inc. for similar classes of members’ equity in BLX, LLC represented by Class B and Class C equity interests, respectively.

      Subsequent to the reorganization, BLX’s taxable earnings will flow directly to its members and we represent approximately 95% of the economic interests in the LLC. In connection with the reorganization, BLX has changed its fiscal year end to September 30.

      Summary financial data for BLX at and for the nine months ended March 31, 2003, and the fiscal year ended June 30, 2002, is presented below. Data at and for the nine months ended March 31, 2003, includes the impact of the AIF asset purchase since the date of the acquisition as well as the reorganization transaction.

	At and for the	At and for the
	Nine Months Ended	Year Ended
	March 31, 2003(1)	June 30, 2002
($ in millions)
Operating Data
Total revenue	$79.5	$84.6
Net income(4)	$5.3	$2.3
Earnings before interest, taxes and management fees (EBITM)(4)	$34.4	$43.0
Balance Sheet Data
Total assets(2)	$351.4	$277.1
Total debt	$177.0	$183.0
Total owners’ equity	$140.8	$59.9
Other Data
Total loan originations	$569.4	$565.1
Serviced loan portfolio	$2,062.8	$1,372.6
Number of loans	2,928	2,083
Loan delinquencies(3)	7.8%	9.4%
Serviced Loan Portfolio by Industry
Hotels	25%	27%
Gas stations/convenience stores	18	16
Professional and retail services	12	10
Restaurants	9	10
Manufacturing and industrial	9	10
Car wash/auto repair services	7	3
Shrimp/fishing vessels	5	7
Recreation	5	5
Child care and health care services	5	4
Other	5	8

Total	100%	100%

(1)	The results of operations, changes in cash flows, and loan originations for the nine months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full year. Post reorganization BLX’s fiscal year end changed to September 30.
(2)	Included in total assets is $6 million of goodwill at March 31, 2003, and June 30, 2002. There is no other goodwill on BLX’s balance sheet. We acquired 94.9% of BLC Financial Services, Inc. on December 31, 2000. “Push-down” accounting was not required with respect to this transaction; accordingly, goodwill was not recorded by BLX.
(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 7.5% at March 31, 2003. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice. The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and receives personal guarantees from the principal owners of the small business.

(4)	BLX incurred certain expenses that reduced net income and EBITM by approximately $2.3 million for the nine months ended March 31, 2003, associated with the Amresco Independence Funding transaction and its reorganization to an LLC.

     For the nine months ended March 31, 2003, BLX earned revenue of $79.5 million and EBITM of $34.4 million. EBITM was reduced by $2.3 million due to costs associated with the AIF acquisition and the LLC reorganization. BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. Cash loan sale premiums, cash interest income and cash received from residual interests and other cash income represented approximately 77% of BLX’s revenue of $79.5 million during the nine-months ended March 31, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the nine-months ended March 31, 2003, totaled $569.4 million, including loans purchased from AIF. Proceeds from loan sales during the nine months ended March 31, 2003, totaled approximately $541 million. BLX funds the construction of commercial real estate projects, and as a result is unable to sell a construction loan until the loan is fully-funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX has a three-year $149.0 million revolving credit facility that matures in March 2004. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) of BLX under the revolving credit facility. The amount guaranteed by us at March 31, 2003, was $57.2 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at March 31, 2003. We have provided two standby letters of credit in connection with two term securitization transactions completed by BLX totaling $10.6 million.

      BLX sells the guaranteed piece of guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.0% of the guaranteed loan amount. Cash premiums received from guaranteed loans sales during the nine months ended March 31, 2003, were approximately $22 million in total.

      Alternatively, BLX may sell the guaranteed pieces of SBA 7(a) guaranteed loans at par and receive cash only for the face amount of the loan sold, and instead of receiving a cash premium, BLX will receive an annual servicing spread on the loans sold of between 4.0% and 4.8%. In addition, BLX will sell the unguaranteed pieces of the SBA 7(a) loans and conventional loans it originates into a conduit facility. The conduit loans are securitized and BLX retains an interest of up to 2.7% of the loan pool. BLX then receives the excess of loan interest payments on the loans sold over the interest cost on the securities issued in the securitization over the life of the loan pool. BLX generally receives between 4.3% and 4.9% annually on the loans sold into the securitization pools. During the nine months ended March 31, 2003, BLX received cash payments from securitization pools of approximately $31 million.

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset together referred to as Residual Interest in order to account for the retained interest in the loans sold and the net present value of the future cash flows it will receive from the loans sold or securitized. In computing the Residual Interest BLX discounts for the present value of future cash flows, and also makes assumptions as to future loan losses and loan prepayments which may reduce future cash flows.

      At March 31, 2003, BLX’s Residual Interest totaled $150.8 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of $658.8 million over time, with approximately $46.3 million, $48.1 million, $47.0 million, and $45.7 million (or $187.1 million in the aggregate) scheduled to be received in the next four years ending on March 31, 2004, 2005, 2006, and 2007, respectively.

      The Hillman Companies, Inc. At March 31, 2003, our investment in Hillman totaled $93.1 million at cost and $181.3 million at value, or 7.0% of total assets.

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

      For the year ended December 31, 2002, Hillman had total revenue of $286.8 million, earnings before interest, taxes, depreciation, amortization, and management fees, or EBITDAM, of $50.2 million, and profits before taxes of $10.0 million. For the three months ended March 31, 2003, Hillman had total revenue of $70.0 million and EBITDAM of $10.2 million. This EBITDAM is before the write-down of $5.7 million of a note receivable related to an investment made by Hillman. Hillman had a loss before taxes of $6.5 million, which includes the write-down of the note receivable. The total revenue, EBITDAM, and profits before taxes for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full year. Hillman had total assets of $371.0 million and total debt of $158.6 million at March 31, 2003.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity, and yields at and for the three months ended March 31, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the
	Three Months Ended March 31,				At and for
					the Year Ended
					December 31,
	2003		2002		2002

($ in millions)	Value	Yield*	Value	Yield*	Value	Yield*

CMBS bonds	$326.5	15.5%	$456.4	15.7%	$555.5	14.2%
CDO bonds and preferred shares	172.0	16.4%	47.3	17.3%	52.8	17.2%
Commercial mortgage loans	63.7	7.0%	72.9	8.3%	63.7	7.5%
Residual interest	69.0	9.4%	69.4	9.4%	69.0	9.4%
Real estate owned	3.6		3.2		4.0

Total portfolio	$634.8		$649.2		$745.0

Investments funded	$158.9		$42.4		$209.2
Change in accrued or reinvested interest	(0.2)		1.2		2.1
Principal repayments	0.9		2.2		13.9
CMBS and commercial real estate loan sales	244.1		125.1		213.5

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned.

     Our commercial real estate investment activity for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Three Months Ended March 31, 2003
CMBS bonds	$90.4	$(49.6)	$40.8
CDO bonds and preferred shares	118.4	(0.3)	118.1

Total	$208.8	$(49.9)	$158.9

For the Three Months Ended March 31, 2002
CMBS bonds	$45.6	$(26.3)	$19.3
CDO preferred shares	23.1	—	23.1

Total	$68.7	$(26.3)	$42.4

For the Year Ended December 31, 2002
CMBS bonds	$302.5	$(140.2)	$162.3
CDO preferred shares	29.0	—	29.0
Commercial mortgage loans	11.7	(1.7)	10.0
Real estate owned	7.9	—	7.9

Total	$351.1	$(141.9)	$209.2

      CMBS Bonds. The yield on our CMBS bond portfolio at March 31, 2003, and December 31, 2002, was 15.5% and 14.2%, respectively. The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB, and BB- CMBS bonds held in the portfolio.

      During the three months ended March 31, 2003 and 2002, we invested $40.8 million in two CMBS bond issuances and $19.3 million in one CMBS bond issuance, respectively. During the year ended December 31, 2002, we invested $162.3 million in three CMBS bond issuances.

      The underlying pools of mortgage loans that are collateral for our new investments in CMBS bonds for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002, had respective underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Three Months Ended
	March 31,
					For the Year
					Ended December 31,
	2003		2002		2002

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$1,217.0	41%	$139.9	19%	$909.3	20%
60-65%	400.0	13	37.5	5	287.3	6
65-70%	237.7	8	45.3	6	587.9	13
70-75%	323.4	11	207.9	29	1,214.5	27
75-80%	795.1	27	291.6	40	1,477.5	33
Greater than 80%	9.5	—	5.3	1	47.8	1

Total	$2,982.7	100%	$727.5	100%	$4,524.3	100%

Weighted average loan to value	63.4%		71.1%		68.5%

	For the Three Months Ended				For the Year
	March 31,				Ended December 31,
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$1,323.4	45%	$4.0	1%	$366.9	8%
1.76-2.00	368.7	12	4.7	1	229.6	5
1.51-1.75	515.8	17	87.4	12	477.4	11
1.26-1.50	741.5	25	460.4	63	2,739.6	60
Less than 1.25	33.3	1	171.0	23	710.8	16

Total	$2,982.7	100%	$727.5	100%	$4,524.3	100%

Weighted average debt service coverage ratio	1.91		1.35		1.41

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

     From time to time, we will sell lower yielding CMBS bonds rated BB+ through B in order to maximize the return on our CMBS bond portfolio. The cost basis of and proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002, were as follows:

	For the Three
	Months Ended		For the Year
	March 31,		Ended
			December 31,
	2003	2002	2002
($ in millions)
Cost basis	$244.1	$123.3	$205.9
Sales proceeds	275.1	128.8	225.6
Net realized gains (net of related hedge gains or losses)	24.6	7.1	19.1
Weighted average yield	11.9%	11.2%	11.5%

      The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At March 31, 2003, our CMBS bonds were subordinate to 91% to 99% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of principal and interest, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the three months ended March 31, 2003, and 2002, and for the year ended December 31, 2002, the average discount for the CMBS bonds in which we invested was 55%, 58%, and 46%, respectively.

      At March 31, 2003, and December 31, 2002, the unamortized discount related to the CMBS bond portfolio was $518.0 million and $649.5 million, respectively. At March 31, 2003, the CMBS bond portfolio had a fair value of $326.5 million, which included net unrealized appreciation on the CMBS bonds of $4.7 million.

      At March 31, 2003, and December 31, 2002, the underlying collateral for our CMBS bonds consisted of approximately 4,600 and 4,500 commercial mortgage loans and real estate properties owned with a total outstanding principal balance of $27.8 billion and $25.0 billion, respectively. At March 31, 2003, and December 31, 2002, 0.9% and 1.0%, respectively, of the loans in the underlying collateral pool for our CMBS bonds were over 30 days delinquent or were classified as real estate owned.

      Collateralized Debt Obligation Bonds and Preferred Shares. The yield on our CDO bonds and preferred shares at March 31, 2003, and December 31, 2002, was 16.4% and 17.2%, respectively. The yield on the CDO portfolio at any point in time will vary depending on the amount of lower yielding BBB CDO bonds held in the portfolio. During the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002, we invested in the BBB bonds and preferred shares of one, one, and three collateralized debt obligations, respectively, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1.2 billion and was issued by 44 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions. Included in the CMBS collateral for the CDOs are $793.7 million of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by us, which were issued in 27 separate CMBS transactions.

      The BBB rated bonds and the preferred shares that we own are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At March 31, 2003, our BBB bonds and preferred shares in the CDOs were subordinate to 61% to 98% of the more senior tranches of debt issued in various CDO transactions.

Portfolio Asset Quality

      Portfolio by Grade. We employ a standard grading system for the entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is used for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is used for investments that are in workout and for which some loss of principal is expected.

      At March 31, 2003, and December 31, 2002, our portfolio was graded as follows:

	At March 31, 2003		At December 31, 2002

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)
1	$762.2	32.1%	$801.0	32.1%
2	1,346.3	56.6	1,400.8	56.3
3	133.3	5.6	166.0	6.7
4	23.1	1.0	23.6	1.0
5	112.0	4.7	96.8	3.9

	$2,376.9	100.0%	$2,488.2	100.0%

      Total Grade 4 and 5 assets as a percentage of the total portfolio at value at March 31, 2003, and December 31, 2002, were 5.7% and 4.9%, respectively. Included in Grade 4 and 5 assets at March 31, 2003 and December 31, 2002, were assets totaling $27.2 million and $24.1 million, respectively, that are secured by commercial real estate. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grade 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected amount of the loss when such exposure is identified.

      Loans and Debt Securities on Non-Accrual Status. Loans and debt securities on non-accrual status for which we have doubt about interest collection and are in workout status are classified as Grade 4 or 5 assets. In addition, we may not accrue interest on loans and debt securities to companies that are more than 50% owned by us from time to time if such companies are in need of additional working capital. In these situations we may choose to defer current debt service.

      For the total investment portfolio, workout loans and debt securities (which excludes equity securities that are included in the total Grade 4 and 5 assets above) not accruing interest that were classified in Grade 4 and 5 were $98.4 million and $89.1 million at value at March 31, 2003, and December 31, 2002, respectively. Included in this category were loans of $16.3 million and $13.0 million, respectively, that were secured by commercial real estate. In addition to Grade 4 and 5 assets that are in workout, loans and debt securities to companies that are more than 50% owned by us that were not accruing interest totaled $58.5 million and $63.6 million at value at March 31, 2003, and December 31, 2002, respectively, and loans and debt securities to companies that are less than 50% owned by us and were not in workout but were not accruing interest totaled $21.6 million and $7.2 million at value at March 31, 2003, and December 31, 2002, respectively.

      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent were $99.6 million and $103.1 million at value at March 31, 2003, and December 31, 2002, respectively, or 4.2% and 4.1% of the total portfolio. Included in this category were loans valued at $36.2 million and $26.0 million, respectively, that were secured by commercial real estate.

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

Hedging Activities

      Because we invest in BB+ through B rated CMBS bonds, which were purchased at prices based in part on comparable Treasury rates, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS bonds. These transactions, referred to as short sales, involved receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions, which are limited only by the increase in value of the borrowed Treasury securities; conversely, the value of the CMBS bonds would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited only by the decline in value of the borrowed Treasury securities; conversely, the value of the CMBS bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $100.3 million and $197.0 million at March 31, 2003, and December 31, 2002, respectively, which included unrealized depreciation on the obligations of $0.2 million and $7.1 million, respectively, due to changes in the yield on the borrowed Treasury securities. The net proceeds related to the sales of the borrowed Treasury securities were $99.4 million and $189.3 million at March 31, 2003, and December 31, 2002, respectively. Under the terms of the transactions, we have provided additional cash collateral of $17 thousand and $5.4 million at March 31, 2003, and December 31, 2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date, which is included in deposits of proceeds from sales of borrowed Treasury securities in the accompanying financial statements. The amount of the hedge will vary from period to period depending upon the amount of BB+ through B rated CMBS bonds that we own and have hedged on the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and 2002

      The following table summarizes the Company’s operating results for the three months ended March 31, 2003 and 2002.

	For the Three
	Months Ended
	March 31,
				Percent
	2003	2002	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$65,521	$64,973	$548	1%
Premiums from loan dispositions	1,121	1,613	(492)	(31)%
Fees and other income	6,488	15,805	(9,317)	(59)%

Total interest and related portfolio income	73,130	82,391	(9,261)	(11)%

Expenses
Interest	17,922	17,469	453	3%
Employee	8,121	8,035	86	1%
Administrative	4,417	3,018	1,399	46%

Total operating expenses	30,460	28,522	1,938	7%

Net investment income	42,670	53,869	(11,199)	(21)%

Net Realized and Unrealized Gains (Losses)
Net realized gains	48,339	9,605	38,734	*
Net change in unrealized appreciation or depreciation	(71,136)	(7,513)	(63,623)	*

Total net gains (losses)	(22,797)	2,092	(24,889)	*

Net income	$19,873	$55,961	$(36,088)	(64)%

Diluted earnings per common share	$0.18	$0.55	$(0.37)	(67)%

Weighted average common shares outstanding — diluted	110,098	102,364	7,734	8%

*	Net gains and losses can fluctuate significantly from period to period. As a result, quarterly comparisons of net gains and losses may not be meaningful.

     Net income results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus or minus net gains (losses).

      Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions, and fees and other income.

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. Our interest-bearing investments in the portfolio increased by 1.4% to $1,779.5 million at March 31, 2003, from $1,755.0 million at March 31, 2002. The weighted average yield on the interest-bearing investments in the portfolio at March 31, 2003 and 2002, was as follows:

($ in millions)	2003	2002

Interest-bearing portfolio	$1,779.5	$1,755.0
Portfolio yield	14.0%	14.3%

      Included in premiums from loan dispositions are prepayment premiums of $1.1 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available, or a company may enter into a transaction that triggers the early repayment of their debt to us. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance, and risk management.

      Fees and other income for the quarter ended March 31, 2003, primarily included fees of $0.3 million related to structuring and diligence, fees of $0.3 million related to transaction services provided to portfolio companies, and fees of $5.7 million related to management services provided to portfolio companies, other advisory services, and guaranty fees. Fees and other income for the quarter ended March 31, 2002, primarily included fees of $8.0 million related to structuring and diligence, fees of $2.0 million related to transaction services provided to portfolio companies, and fees of $5.7 million related to management services provided to portfolio companies, other advisory services, and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Fees and other income may vary from period to period depending on the level and types of services provided.

      BLX and Hillman are our most significant portfolio investments and together represented 18.9% of our total assets at March 31, 2003. Total interest and related portfolio income earned from these investments for the three months ended March 31, 2003 and 2002, were $15.3 million and $12.3 million, respectively. In July 2002, we sold WyoTech Acquisition Corporation, which was a significant portfolio investment during 2002. Total interest and related portfolio income earned on this investment for the three months ended March 31, 2002, was $1.8 million.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended March 31, 2003 and 2002, are attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit.

Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	March 31,

	2003	2002
($ in millions)
Total Outstanding Debt	$856.0	$933.1
Average Outstanding Debt	$891.3	$938.3
Weighted Average Cost	7.6%	7.4%
BDC Asset Coverage*	307%	264%

*	As a BDC, the Company is generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 110 and 101 at March 31, 2003 and 2002, respectively.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums, and various other expenses. The increase in administrative expenses as compared to the three months ended March 31, 2002, includes approximately $0.6 million from directors’ fees, legal and accounting fees, and consulting fees, and $0.4 million due to increased costs for corporate liability insurance.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses for the three months ended March 31, 2003 and 2002, were as follows:

	For the
	Three Months
	Ended
	March 31,

($ in millions)	2003	2002

Realized gains	$48.5	$12.9
Realized losses	(0.2)	(3.3)

Net realized gains	$48.3	$9.6

      Realized gains and losses for the three months ended March 31, 2003, resulted from various private finance and commercial real estate finance transactions. Realized gains for the three months ended March 31, 2003, primarily resulted from transactions involving five private finance portfolio companies, including Morton Grove Pharmaceuticals, Inc. ($8.4 million), CyberRep ($8.3 million), Blue Rhino Corporation ($3.9 million), GC-Sun Holdings II, LP ($2.0 million), and Kirkland’s, Inc. ($1.2 million). In addition, gains were also realized on CMBS bonds ($24.6 million, net of a realized loss of $6.4 million from hedges related to the CMBS bonds sold). For the three months ended March 31, 2003, and 2002, we reversed previously recorded unrealized appreciation totaling $43.0 million and $5.2 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      For the three months ended March 31, 2003 and 2002, we reversed previously recorded unrealized depreciation totaling $0.2 million and $3.2 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At March 31, 2003, approximately 92% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of all debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

      As a business development company, we invest in illiquid securities including debt and equity securities of companies and non-investment grade CMBS. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

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

      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

      Valuation Methodology — CMBS Bonds and CDO Bonds and Preferred Shares. CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model, which utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds and CDO bonds and preferred shares. Our assumption with regard to discount rate is based on the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS and CDO bonds and preferred shares bonds as comparable yields in the market change and based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      For the portfolio, net change in unrealized appreciation or depreciation for the three months ended March 31, 2003 and 2002, consisted of the following:

	2003	2002
($ in millions)
Net unrealized appreciation or depreciation	$(28.3)	$(5.5)
Reversal of previously recorded unrealized appreciation associated with realized gains	(43.0)	(5.2)
Reversal of previously recorded unrealized depreciation associated with realized losses	0.2	3.2

Net change in unrealized appreciation or depreciation	$(71.1)	$(7.5)

      Our two most significant portfolio investments are in BLX and Hillman. The following is a simplified summary of the methodology that we used to determine the fair value of these investments.

      Business Loan Express, LLC. To determine the value of our investment in BLX at March 31, 2003, we performed four separate valuation analyses to determine its enterprise value: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. The range of enterprise values resulting from these analyses was between $360 million and $530 million. We used an enterprise value of $407 million to value our equity investment in BLX. This enterprise value is based on a pro forma equity value of 7.5 times trailing pro forma BLX net income adjusted for certain capital structure changes that would likely occur should the company be sold. Given an enterprise value of $407 million, the fair value of our equity investment in BLX is $244.7 million with a cost of $203.1 million for total unrealized appreciation of $41.6 million at March 31, 2003. Our valuation analysis also supports our newly invested capital to fund the Amresco Independence Funding purchase.

      The Hillman Companies, Inc. Hillman achieved several milestones in 2002, including the completion of two acquisitions, the reduction of excess corporate overhead, and significant improvements to its operating structure. In performing our valuation analysis of Hillman at March 31, 2003, we quantified the impact of these milestones in order to determine normalized 2002 EBITDAM of approximately $60.1 million.

      We believe the current enterprise value for Hillman is approximately $420.5 million, or 7.0 times 2002 normalized EBITDAM of $60.1 million. The multiple was determined by obtaining a range of multiples representing the multiple of enterprise value to EBITDA for comparable public companies and the multiple of enterprise value to EBITDA for acquisition transactions involving companies in Hillman’s peer group. From this market comparable analysis, we selected a 7.0 times multiple for our valuation. Using an enterprise value of $420.5 million, the value of our equity investment in Hillman is approximately $138.8 million, or $88.2 million greater than our cost basis of $50.6 million at March 31, 2003.

OTHER MATTERS

      Per Share Amounts. All per share amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average shares used to compute diluted earnings per share, which were 110.1 million and 102.4 million for the three months ended March 31, 2003 and 2002, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At March 31, 2003, we had $8.1 million in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. Our objective is to manage to a low cash balance and fund new originations with our revolving line of credit.

Debt

      At March 31, 2003, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured long-term notes	$694.0	$694.0	7.7%
SBA debentures	101.8	94.5	8.1%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	$801.5	$794.2	7.8%

Revolving line of credit	527.5 (3)	61.8	3.1	%(2)

Total debt	$1,329.0	$856.0	7.6%

(1)	The annual interest cost includes the cost of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings.
(2)	The current interest rate payable on the revolving line of credit is 2.8%, which excludes the annual cost of commitment fees and other facility fees of $1.9 million.
(3)	On April 18, 2003, we renewed the revolving line of credit and the committed amount under the renewed facility is $462.5 million.

      Unsecured Long-Term Notes. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five-or seven-year maturities, with maturity dates beginning in

2003. The notes require payment of interest only semi-annually, and all principal is due upon maturity. On May 14, 2003, we issued $153 million of five-year and $147 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 5.45% and 6.05%, respectively, and have substantially the same terms as our existing unsecured long-term notes. On May 30, 2003, $140 million of our existing unsecured long-term notes will mature and we will use that the proceeds from the new long-term note issuance to repay this amount.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $113.4 million from the Small Business Administration. At March 31, 2003, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. On April 18, 2003, we renewed our unsecured revolving line of credit under substantially similar terms with a committed amount under the renewed facility of $462.5 million. The revolving line of credit may be expanded through new or additional commitments up to $600 million at our option. As of March 31, 2003, $61.8 million was drawn on the line of credit and $4.6 million was committed for standby letters of credit issued under the credit facility. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our sole option. The credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. prime rate, or (iii) the Federal Funds rate plus 0.50% at our option. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2003, we were in compliance with these covenants.

      Auction Rate Reset Note. We repaid a $75.0 million Auction Rate Reset Note Series A in December 2002. We have entered into an agreement with the placement agent of this note to serve as the placement agent on a future offering of $75.0 million of debt, equity or other securities in one or more public or private transactions. If we do not conduct a capital raise, we will incur additional expenses of approximately $3.2 million.

      The following table shows our significant contractual obligations as of March 31, 2003.

		Payments Due By Year

							After
($ in millions)	Total	2003	2004	2005	2006	2007	2007

Notes payable and debentures:
Unsecured long-term notes	$694.0	$140.0	$214.0	$165.0	$175.0	$—	$—
Small Business Administration debentures	94.5	—	7.0	14.0	—	—	73.5
Overseas Private Investment Corporation loan	5.7	—	—	—	5.7	—	—
Revolving line of credit(1)	61.8	—	61.8	—	—	—	—
Operating Leases	20.4	2.0	2.7	2.7	2.6	2.5	7.9

Total contractual obligations	$876.4	$142.0	$285.5	$181.7	$183.3	$2.5	$81.4

(1)	As of March 31, 2003, the revolving line of credit had a committed amount of $527.5 million and was to expire in August 2003, and could have been extended under substantially similar terms for one additional year at our sole option. We assumed that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of August 2004. At March 31, 2003, $61.8 million was drawn on the line of credit and $4.6 million was committed for standby letters of credit issued under the credit facility. On April 18, 2003, we renewed the revolving line of credit under substantially similar terms with a commitment amount under the renewed facility of $462.5 million. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our sole option. Assuming that we would exercise our option to extend the revolving line of credit, the assumed maturity is April 2006.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2003.

		Amount of Commitment Expiration Per Year

							After
($ in millions)	Total	2003	2004	2005	2006	2007	2007

Standby letters of credit	$17.6	$—	$4.6	$—	$7.0	$—	$6.0
Guarantees	61.1	1.5	58.0	0.3	0.1	0.1	1.1

Total commitments	$78.7	$1.5	$62.6	$0.3	$7.1	$0.1	$7.1

Equity Capital and Dividends

      Because we are a regulated investment company, we distribute our income and require external capital for growth. Because we are a business development company, we are limited in the amount of debt capital we may use to fund our growth, since we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings, or approximately a 1 to 1 debt to equity ratio. At March 31, 2003, our asset coverage for senior indebtedness was 307% and our debt to equity ratio was 0.54 to 1.00.

      To support our growth during the three months ended March 31, 2003 and 2002, we raised $82.4 million and $20.0 million, respectively, in new equity capital. We issue equity from time to time when we have attractive investment opportunities. In addition, we raised $1.7 million and $1.6 million in new equity capital through the issuance of shares through our dividend reinvestment plan during the three months ended March 31, 2003 and 2002, respectively. During the quarter ended March 31, 2003, total shareholders’ equity had increased $42.2 million to $1,588.3 million.

      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. For the first and second quarters of 2003, the Board of Directors declared a dividend of $0.57 per common share. The second quarter dividend is payable on June 27, 2003, with a record date of June 13, 2003. Dividends are paid based on our taxable income, which includes our taxable interest and fee income as well as taxable net realized capital gains. Our Board of Directors evaluates whether to retain or distribute capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains to support future growth.

      Liquidity and Capital Resources. We plan to maintain a strategy of financing our business and related debt maturities with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. We anticipate an increased level of new investment activity during 2003 given the level of prospective investments currently under review. Although there can be no assurance that we will secure these new investments, we plan to raise new debt and equity capital as appropriate to fund investment growth prospectively.

      Dividends to shareholders for the three months ended March 31, 2003 and 2002, were $63.0 million and $53.3 million, respectively. Cash flow from operations before new investments has historically been sufficient to finance our operations and pay dividends to shareholders.

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

      At March 31, 2003, our debt to equity ratio was 0.54 to 1.00 and our weighted average cost of funds was 7.6%. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $461.2 million on March 31, 2003. We believe that we have access to capital sufficient to fund our ongoing investment and operating activities.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS and collateralized debt obligations. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of all debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us if such companies are in need of additional working capital. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Prepayment premiums are recorded on loans when received.

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

        Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions.

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

      Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”). CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable market yields for similar CMBS bonds and CDO bonds and preferred shares. Our assumption with regard to the discount rate for determining fair value is based on the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period.

      Fee Income. Fee income includes fees for guarantees and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and investment advisory services fees are generally recognized as income as the services are rendered.

RISK FACTORS

      Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

      Investing in private companies involves a high degree of risk. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At March 31, 2003, approximately 92% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of all debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

      Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At March 31, 2003, the investment totaled $307.6 million at value, or 11.9% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $149.0 million revolving credit facility. The amount we have guaranteed at March 31, 2003, was $57.2 million. This guaranty can only be called in the event of a default by BLX. We have also provided two standby letters of credit in connection with two term securitization transactions completed by BLX totaling $10.6 million.

      Investments in non-investment grade commercial mortgage-backed securities and collateralized debt obligations may be illiquid, may have a higher risk of default, and may not produce current returns. The commercial mortgage-backed securities and collateralized debt obligation preferred shares in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade commercial mortgage-backed securities and collateralized debt obligation preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. Economic recessions or downturns may cause defaults or losses on collateral securing these securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2003, our asset coverage for senior indebtedness was 307%.

      We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

      At March 31, 2003, we had $856.0 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.6%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.5%.

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

      Results may fluctuate and may not be indicative of future performance. Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On April 21, 2003, the U.S. District Court for the Southern District of New York dismissed a consolidated securities class action lawsuit alleging violations of the federal securities laws filed against us and certain of our officers. In its ruling, the court found that the plaintiffs had failed to allege sufficient facts to support their claim and, therefore, dismissed the lawsuit in its entirety.

      We are party to certain other lawsuits including legal proceedings incidental to the normal course of our business including enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2003, Allied Capital issued a total of 83,925 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.7 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10	.2*	Third Amended and Restated Credit Agreement, dated April 18, 2003.
10.3		Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4		Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5		Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.6		Amendment and Consent Agreement, dated December 11, 2000, to the Amended and Restated Credit Agreement, dated May 17, 2000. (Incorporated by reference to Exhibit f.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.7		Sale and Servicing Agreement, dated as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1, Allied Capital Corporation, LaSalle National Bank and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit f.7.a filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.8		Indenture, dated as of January 1, 1998, between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank. (Incorporated by reference to Exhibit f.7.b filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.9		Amended and Restated Trust Agreement, dated January 1, 1998, between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit f.7.c filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).

Exhibit
Number		Description

10.10		Guaranty, dated as of January 1, 1998, by Allied Capital. (Incorporated by reference to Exhibit f.7.d filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.11		Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10	.14(a)	Auction Rate Reset Note Agreement, dated as of August 31, 2000, between Allied Capital and Intrepid Funding Master Trust; Forward Issuance Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC; Remarketing and Contingency Purchase Agreement, dated as of August 31, 2000, between Allied Capital and Banc of America Securities LLC; (Incorporated by reference to Exhibit f.12 filed with Allied Capital’s Pre-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on September 12, 2000).
10	.14(b)	Amended Auction Rate Reset Note Agreement, dated as of September 30, 2002, between Allied Capital and Intrepid Funding Master Trust; Amended Forward Issuance Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC; Amendment Remarketing and Contingency Purchase Agreement, dated as of September 30, 2002, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the period ended September 30, 2002).
10	.14(c)	Amendment to the Letter Agreement and Forward Issuance Agreement, dated as of December 19, 2002, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.14(c) filed with Allied Capital’s Form 10-K for the year ended December 31, 2002).
10	.14(d)	Amendment to the Letter Agreement and Forward Issuance Agreement dated as of March 28, 2003, between Allied Capital and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.14(d) filed with Allied Capital’s Form 10-K for the year ended December 31, 2002).
10.15		Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16		Amended and Restated Deferred Compensation Plan, dated December 30, 1998. (Incorporated by reference to Exhibit 10.11 to Allied Capital’s Form 10-K for the year ended December 31, 1998).
10.17		Amended to Deferred Compensation Plan, dated October 18, 2000. (Incorporated by reference to Exhibit i.2.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).

Exhibit
Number		Description

10.18		Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated December 31, 2000. (Incorporated by reference to Exhibit i.5.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.21		Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.22		Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.23		Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit i.8 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.24		Employment Agreement, dated June 15, 2002, between Allied Capital and Thomas H. Westbrook and amended as of March 10, 2003. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-K for the year ended December 31, 2002).
10.25		Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27		Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28		Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10	.31*	Note Agreement, dated as of May 14, 2003.
10	.32*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998.

Exhibit
Number		Description

10	.33*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999.
10	.34*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999.
10	.35*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000.
10	.36*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001.
15	.*	Letter regarding Unaudited Interim Financial Information
99	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *     Filed herewith.

(b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 15, 2003	/s/ WILLIAM L. WALTON
---------------------------------------------------
William L. Walton
Chairman and Chief Executive Officer

/s/ PENNI F. ROLL
---------------------------------------------------
Penni F. Roll
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ WILLIAM L. WALTON William L. Walton Chief Executive Officer

Certification of Chief Financial Officer

      I, Penni F. Roll, Chief Financial Officer of Allied Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.2*	Third Amended and Restated Credit Agreement, dated April 18, 2003.
10	.31*	Note Agreement, dated as of May 14, 2003.
10	.32*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998.
10	.33*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999.
10	.34*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999.
10	.35*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000.
10	.36*	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001.
15	.*	Letter regarding Unaudited Interim Financial Information
99	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.