Form 10-Q
period 2003-06-30
ALLIED CAPITAL CORP
filed 2003-07-31
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

1919 Pennsylvania Avenue, N.W.

Washington, DC 20006
(Address of Principal Executive Offices)

     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒  NO ☐

      On July 30, 2003, there were 116,495,473 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2003	2002

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2003-$694,891; 2002-$628,535)	$803,794	$710,587
Companies 5% to 25% owned (cost: 2003-$202,942; 2002-$219,124)	222,143	255,677
Companies less than 5% owned (cost: 2003-$946,750; 2002-$863,243)	813,307	776,951

Total private finance	1,839,244	1,743,215
Commercial real estate finance (cost: 2003-$702,887; 2002-$718,312)	706,896	744,952

Total portfolio at value	2,546,140	2,488,167

Other assets	118,698	100,221
Deposits of proceeds from sales of borrowed Treasury securities	157,262	194,745
Cash and cash equivalents	7,484	11,186

Total assets	$2,829,584	$2,794,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures	$954,200	$794,200
Revolving line of credit	25,500	204,250
Obligations to replenish borrowed Treasury securities	156,986	197,027
Accounts payable and other liabilities	34,755	45,771

Total liabilities	1,171,441	1,241,248

Commitments and contingencies

Preferred stock	7,000	7,000

Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 116,034,030 and 108,698,409 shares issued and outstanding at June 30, 2003, and December 31, 2002, respectively	12	11
Additional paid-in capital	1,698,307	1,547,183
Notes receivable from sale of common stock	(22,985)	(24,704)
Net unrealized appreciation (depreciation) on portfolio	(24,923)	39,411
Undistributed (distributions in excess of) earnings	732	(15,830)

Total shareholders’ equity	1,651,143	1,546,071

Total liabilities and shareholders’ equity	$2,829,584	$2,794,319

Net asset value per common share	$14.23	$14.22

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(in thousands, except per share amounts)

	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$12,728	$9,374	$27,931	$18,847
Companies 5% to 25% owned	6,480	7,581	12,973	15,021
Companies less than 5% owned	47,929	45,737	91,754	93,797

Total interest and dividends	67,137	62,692	132,658	127,665

Premiums from loan dispositions
Companies more than 25% owned	—	—	108	—
Companies 5% to 25% owned	140	—	625	—
Companies less than 5% owned	1,497	46	2,025	1,659

Total premiums from loan dispositions	1,637	46	2,758	1,659

Fees and other income
Companies more than 25% owned	4,304	6,954	10,013	13,929
Companies 5% to 25% owned	177	415	230	415
Companies less than 5% owned	3,959	3,086	4,685	11,916

Total fees and other income	8,440	10,455	14,928	26,260

Total interest and related portfolio income	77,214	73,193	150,344	155,584

Expenses:
Interest	19,358	17,515	37,280	34,984
Employee	9,258	8,274	17,379	16,309
Administrative	5,081	4,843	9,498	7,861

Total operating expenses	33,697	30,632	64,157	59,154

Net investment income before income taxes	43,517	42,561	86,187	96,430
Income tax benefit	(1,081)	—	(1,081)	—

Net investment income	44,598	42,561	87,268	96,430

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	1,314	(630)	1,314	(630)
Companies 5% to 25% owned	—	—	16,688	718
Companies less than 5% owned	7,226	(125)	38,877	8,762

Total net realized gains (losses)	8,540	(755)	56,879	8,850
Net change in unrealized appreciation or depreciation	6,802	31,648	(64,334)	24,135

Total net gains (losses)	15,342	30,893	(7,455)	32,985

Net increase in net assets resulting from operations	$59,940	$73,454	$79,813	$129,415

Basic earnings per common share	$0.53	$0.72	$0.71	$1.28

Diluted earnings per common share	$0.52	$0.71	$0.71	$1.26

Weighted average common shares outstanding — basic	113,539	101,660	111,510	100,822

Weighted average common shares outstanding — diluted	114,552	103,440	112,291	102,900

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2003	2002
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$87,268	$96,430
Net realized gains	56,879	8,850
Net change in unrealized appreciation or depreciation	(64,334)	24,135

Net increase in net assets resulting from operations	79,813	129,415

Shareholder distributions:
Common stock dividends	(127,474)	(109,482)
Preferred stock dividends	(110)	(110)

Net decrease in net assets resulting from shareholder distributions	(127,584)	(109,592)

Capital share transactions:
Sale of common stock	145,126	49,920
Issuance of common stock upon the exercise of stock options	2,657	11,626
Issuance of common stock in lieu of cash distributions	3,327	3,123
Net decrease (increase) in notes receivable from sale of common stock	1,719	(2,162)
Other	14	—

Net increase in net assets resulting from capital share transactions	152,843	62,507

Total increase in net assets	105,072	82,330
Net assets at beginning of period	1,546,071	1,352,123

Net assets at end of period	$1,651,143	$1,434,453

Net asset value per common share	$14.23	$14.02

Common shares outstanding at end of period	116,034	102,296

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2003	2002
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$79,813	$129,415
Adjustments
Portfolio investments	(526,399)	(195,455)
Repayments of investment principal	150,277	67,017
Proceeds from investment sales	276,708	126,280
Change in accrued or reinvested interest and dividends	(20,405)	(19,463)
Amortization of loan discounts and fees	(7,233)	(6,478)
Changes in other assets and liabilities	(23,172)	(21,788)
Depreciation and amortization	826	657
Gain on cashless exercise of warrants	(3,876)	—
Realized losses	4,347	6,579
Net change in unrealized appreciation or depreciation	64,334	(24,135)

Net cash provided by (used in) operating activities	(4,780)	62,629

Cash flows from financing activities:
Sale of common stock	145,126	49,920
Sale of common stock upon the exercise of stock options	2,657	9,245
Collections of notes receivable from sale of common stock	1,719	220
Common dividends and distributions paid	(127,329)	(106,359)
Preferred stock dividends paid	(110)	(110)
Borrowings under notes payable and debentures	300,000	—
Repayments on notes payable and debentures	(140,000)	(6,856)
Net repayments on revolving line of credit	(178,750)	(5,000)
Other financing activities	(2,235)	(259)

Net cash provided by (used in) financing activities	1,078	(59,199)

Net increase (decrease) in cash and cash equivalents	(3,702)	3,430
Cash and cash equivalents at beginning of period	11,186	889

Cash and cash equivalents at end of period	$7,484	$4,319

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Loan	$4,265	$4,265
(Telecommunications)	Equity Interests	13,274	6,525
	Common Stock (940 shares)	27	—

Alaris Consulting, LLC	Loan	18,635	17,300
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan	24,851	24,851
(Healthcare)	Debt Securities	17,311	11,388
	Common Stock (7,956,704 shares)	1,000	—
	Guaranty ($1,590)

Avborne, Inc.	Loan	2,770	2,770
(Business Services)	Preferred Stock (12,500 shares)	14,138	2,300
	Common Stock (27,500 shares)	—	—
	Standby Letter of Credit ($7,006)

Business Loan Express, LLC	Loans	20,000	20,000
(Financial Services)	Debt Securities	39,267	39,267
	Class A Equity Interests	45,044	45,044
	Class B Equity Interests	52,111	95,986
	Class C Equity Interests	108,241	156,461
	Guaranty ($53,591 — See Note 3)
	Standby Letters of Credit ($25,550 — See Note 3)

The Color Factory, Inc.	Loan	13,389	9,854
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	—
	Common Stock (980,000 shares)	6,535	—

Foresite Towers, LLC	Equity Interests	15,522	14,170
(Tower Leasing)

Gordian Group, Inc.	Loan	8,935	8,935
(Business Services)	Common Stock (1,000 shares)	2,385	3,500

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	2,601
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies, Inc.(1)	Debt Securities	42,953	42,953
(Consumer Products)	Common Stock (6,890,937 shares)	50,645	138,863

HMT, Inc.	Debt Securities	9,129	9,129
(Business Services)	Preferred Stock (554,052 shares)	2,303	2,303
	Common Stock (300,000 shares)	3,000	3,000
	Warrants	1,155	1,155

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Housecall Medical Resources, Inc.	Loan	$15,062	$15,062
(Healthcare)	Preferred Stock (3,890,344 shares)	3,889	3,889
	Common Stock (864,000 shares)	86	3,687

Jakel, Inc.	Loan	500	500
(Industrial Products)	Debt Securities	7,500	7,500
	Preferred Stock (6,460 shares)	6,460	3,467
	Common Stock (158,061 shares)	9,347	—
	Standby Letter of Credit ($4,500)

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,404	1,032
(Business Services)	Equity Interest	295	—

MVL Group, Inc.	Loan	18,765	18,570
(Business Services)	Debt Securities	16,525	15,132
	Common Stock (648,661 shares)	810	—

Powell Plant Farms, Inc.	Loan	18,697	18,697
(Consumer Products)	Debt Securities	19,224	9,709
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan	3,031	3,031
(Consumer Products)	Debt Securities	10,039	10,039
	Preferred Stock (2,404,086 shares)	6,965	6,965
	Warrants	584	584
	Guaranty ($125)

Staffing Partners Holding	Debt Securities	6,304	6,304
Company, Inc.	Preferred Stock (414,600 shares)	4,968	4,074
(Business Services)	Common Stock (50,200 shares)	50	—
	Warrants	10	—

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,525	6,525
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	3,177

Sure-Tel, Inc.	Preferred Stock (1,000,000 shares)	1,000	1,000
(Consumer Services)	Common Stock (37,000 shares)	5,018	1,530

Total companies more than 25% owned		$694,891	$803,794

Companies 5% to 25% Owned

Allied Office Products, Inc.	Common Stock (31,333 shares)	$7,695	$50
(Business Services)

Aspen Pet Products, Inc.	Loans	17,145	17,145
(Consumer Products)	Preferred Stock (2,112 shares)	2,024	1,348
	Common Stock (1,400 shares)	140	—
	Warrants	—	—

Autania AG(1,3)	Common Stock (250,000 shares)	2,169	2,900
(Industrial Products)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Blue Rhino Corporation(1)	Debt Securities	$5,094	$5,094
(Consumer Products)	Common Stock (1,070,179 shares)	5,076	12,842

Border Foods, Inc.	Debt Securities	9,421	9,421
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,810 shares)	45	45
	Warrants	665	665

CBA-Mezzanine Capital Finance, LLC	Loan	8,337	8,337
(Financial Services)

CorrFlex Graphics, LLC	Debt Securities	12,318	12,318
(Business Services)	Warrants	—	19,332
	Options	—	1,669

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,250
(Business Services)

EDM Consulting, LLC	Debt Securities	1,802	236
(Business Services)	Equity Interests	250	—

International Fiber Corporation	Debt Securities	22,715	22,715
(Industrial Products)	Common Stock (1,029,069 shares)	5,483	6,816
	Warrants	550	684

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,384	3,384
(Business Services)	Common Stock (123,929 shares)	142	—

Logic Bay Corporation	Common Stock (1,437,420 shares)	5,000	—
(Business Services)

Magna Card, Inc.	Debt Securities	154	154
(Consumer Products)	Preferred Stock (1,875 shares)	94	28
	Common Stock (4,687 shares)	—	—

Master Plan, Inc.	Loan	959	959
(Business Services)	Common Stock (156 shares)	42	—

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	2,084
(Business Services)

Nobel Learning Communities,	Debt Securities	9,809	9,809
Inc.(1)	Preferred Stock (1,063,830 shares)	2,000	2,000
(Education)	Warrants	575	191

Packaging Advantage Corporation	Debt Securities	14,290	14,290
(Business Services)	Common Stock (232,168 shares)	2,386	2,386
	Warrants	963	963

Professional Paint, Inc.	Debt Securities	23,507	23,507
(Consumer Products)	Preferred Stock (15,000 shares)	20,803	20,803
	Common Stock (110,000 shares)	69	5,995

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Progressive International	Debt Securities	$3,973	$3,973
Corporation	Preferred Stock (500 shares)	500	500
(Consumer Products)	Common Stock (197 shares)	13	150
	Warrants	—	—

Sidarus Holdings, Inc.	Debt Securities	4,976	4,976
(Business Services)	Preferred Stock (98,000 shares)	980	980
	Common Stock (492,941 shares)	20	20
	Warrants	—	—

Total Foam, Inc.	Debt Securities	254	124
(Industrial Products)	Common Stock (164 shares)	10	—

Total companies 5% to 25% owned		$202,942	$222,143

Companies Less Than 5% Owned

ACE Products, Inc.	Loan	$17,164	$50
(Industrial Products)

Advantage Sales and Marketing,	Debt Securities	10,625	10,625
Inc.	Warrants	382	1,556
(Business Services)

Alderwoods Group, Inc.(1)	Common Stock (357,568 shares)	5,006	1,913
(Consumer Services)

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

ASW Holding Corporation	Warrants	25	—
(Industrial Products)

Aviation Technologies, Inc.	Loan	19,901	19,901
(Industrial Products)

Bakery Chef, Inc.	Loans	18,838	18,838
(Consumer Products)

Benchmark Medical, Inc.	Debt Securities	13,414	13,414
(Healthcare)	Warrants	18	18

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	3,247	3,095
(Private Equity Fund)

Candlewood Hotel Company(1)	Preferred Stock (3,250 shares)	3,250	635
(Hospitality)

Clif Bar, Inc.	Loan	24,906	24,906
(Consumer Products)

Colibri Holding Corporation	Debt Securities	3,495	3,495
(Consumer Products)	Preferred Stock (237 shares)	300	300
	Common Stock (3,362 shares)	1,250	1,088
	Warrants	290	252

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Component Hardware Group, Inc.	Debt Securities	$11,544	$11,544
(Industrial Products)	Preferred Stock (18,000 shares)	2,312	2,312
	Common Stock (2,000 shares)	200	700

Cooper Natural Resources, Inc.	Loan	299	299
(Industrial Products)	Debt Securities	1,955	1,955
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	832

Coverall North America, Inc.	Loan	12,410	12,410
(Business Services)	Debt Securities	6,426	6,426

CTT Holdings	Loan	1,250	1,250
(Consumer Products)

Drilltec Patents & Technologies	Loan	10,918	—
Company, Inc.	Debt Securities	1,500	—
(Industrial Products)

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	3,125	735
(Private Equity Fund)

Elexis Beta GmbH(3)	Options	426	289
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	—
(Business Services)	Warrants	1,157	—

Executive Greetings, Inc.	Debt Securities	18,830	50
(Business Services)	Warrants	360	—

Fairchild Industrial Products	Debt Securities	5,954	5,426
Company	Warrants	280	—
(Industrial Products)

Frozen Specialties, Inc.	Debt Securities	10,050	10,050
(Consumer Products)	Warrants	435	435

Galaxy American	Debt Securities	49,704	12,712
Communications, LLC	Options	—	—
(Broadcasting & Cable)	Standby Letter of Credit ($37)

Garden Ridge Corporation	Debt Securities	27,271	25,000
(Retail)	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

Gibson Guitar Corporation	Debt Securities	18,354	18,354
(Consumer Products)	Warrants	525	2,325

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	500
	Warrants	—	2,250

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Global Communications, LLC	Loan	$2,348	$2,348
(Business Services)	Debt Securities	16,711	16,711
	Preferred Equity Interest	14,067	14,193
	Options	1,639	3,551

Grant Broadcasting Systems II	Warrants	87	3,000
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	3,520	2,591
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,845	27,845
(Consumer Products)	Common Stock (200,000 shares)	2,000	1,821
	Warrants	2,613	2,379

Haven Eldercare of New England, LLC	Loan	35,903	35,903
(Healthcare)

Headwaters Incorporated(1)	Loan	9,958	9,958
(Industrial Products)

Healthmarket, Inc.	Debt Securities	9,583	9,583
(Health Insurance)	Warrants	440	440

Hotelevision, Inc.	Common Stock (315,100 shares)	315	—
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (25,707 shares)	1,219	1,740
(Business Services)

Impact Innovations Group, LLC	Debt Securities	6,797	3,541
(Business Services)	Warrants	1,674	—

Insight Pharmaceuticals Corporation	Loan	9,952	9,952
(Consumer Products)

Intellirisk Management Corporation	Loan	23,757	23,757
(Business Services)

Interline Brands, Inc.	Preferred Stock (199,313 shares)	1,849	1,849
(Business Services)	Common Stock (15,615 shares)	139	—
	Warrants	1,181	—

JRI Industries, Inc.	Debt Securities	1,548	1,548
(Industrial Products)	Warrants	74	39

Julius Koch USA, Inc.	Warrants	259	4,750
(Industrial Products)

Kirker Enterprises, Inc.	Equity Interest	4	4
(Industrial Products)	Warrants	348	3,501

Kyrus Corporation	Debt Securities	6,431	6,431
(Business Services)	Warrants	348	450

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Love Funding Corporation	Preferred Stock (26,000 shares)	$359	$359
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	938
(Business Services)	Warrants	—	—

MedAssets, Inc.	Debt Securities	16,412	16,412
(Business Services)	Preferred Stock (229,806 shares)	2,049	2,049
	Warrants	136	136

Mid-Atlantic Venture Fund IV, L.P. (4)	Limited Partnership Interest	4,725	2,674
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Mogas Energy, LLC	Debt Securities	18,226	18,226
(Natural Gas Pipelines)	Warrants	1,774	1,774

Norstan Apparel Shops, Inc.	Debt Securities	11,850	11,850
(Retail)	Common Stock (29,622 shares)	4,750	4,750
	Warrants	655	655

Northeast Broadcasting Group, L.P.	Debt Securities	235	235
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	870	694
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,262	11,262
(Business Services)	Warrants	900	900

Oahu Waste Services, Inc.	Debt Securities	8,178	8,178
(Business Services)	Stock Appreciation Rights	239	239

Onyx Television GmbH(3)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(1)	Debt Securities	14,401	14,401
(Business Services)	Warrants	996	996

Oriental Trading Company, Inc.	Preferred Equity Interest	1,751	1,751
(Consumer Products)	Common Equity Interest	—	3,500

Pico Products, Inc.	Loan	1,406	1,406
(Industrial Products)

Polaris Pool Systems, Inc.	Debt Securities	10,880	10,880
(Consumer Products)	Warrants	1,145	1,145

Prosperco Finanz Holding AG(3)	Convertible Debentures	7,738	5,000
(Financial Services)	Common Stock (1,528 shares)	1,059	—
	Warrants	—	—

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Resun Leasing, Inc.	Loan	$30,000	$30,000
(Business Services)

Scitor Corporation	Loan	22,511	22,511
(Business Services)

Simula, Inc.(1)	Loan	21,853	21,853
(Industrial Products)

SmartMail, LLC	Loan	3,731	3,731
(Business Services)	Debt Securities	4,400	4,400
	Equity Interests	1,070	1,070
	Warrants	3	3

Soff-Cut Holdings, Inc.	Debt Securities	9,599	9,599
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	—

Southwest PCS, LLC	Loan	500	500
(Telecommunications)

Spa Lending Corporation	Preferred Stock (28,672 shares)	424	306
(Recreation)

Startec Global Communications	Loan	25,715	25,715
Corporation(1)	Debt Securities	20,670	—
(Telecommunications)

SunStates Refrigerated Services,	Loans	4,566	1,424
Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	6,646
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

Tubbs Snowshoe Company, LLC	Debt Securities	4,036	4,036
(Consumer Products)	Equity Interests	500	500
	Warrants	54	20

United Pet Group, Inc.	Debt Securities	9,125	9,125
(Consumer Products)	Warrants	85	350

United Site Services, Inc.	Loan	14,925	14,925
(Business Services)

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	1,705	2,036
(Private Equity Fund)

U.S. Security Holdings, Inc.	Debt Securities	24,164	24,164
(Business Services)	Warrants	826	1,200

Venturehouse-Cibernet Investors, LLC	Equity Interest	34	34
(Business Services)

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(2)	Cost	Value

Venturehouse Group, LLC(4)	Equity Interest	$1,000	$236
(Private Equity Fund)

Vertex Aerospace, LLC	Debt Securities	5,290	5,290
(Business Services)	Equity Interest	—	400

VICORP Restaurants, Inc.	Debt Securities	23,849	23,849
(Retail)	Warrants	33	33

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,246	518
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	4,439	4,439
(Consumer Products)	Warrants	1,429	5,352

Weston Solutions, Inc.	Loan	12,189	12,189
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities	16,691	16,691
(Retail)	Warrants	735	855

Wilton Industries, Inc.	Loan	9,600	9,600
(Consumer Products)

Woodstream Corporation	Debt Securities	16,329	16,329
(Consumer Products)	Common Stock (180 shares)	1,800	1,800
	Warrants	587	587

Total companies less than 5% owned		$946,750	$813,307

Total private finance (128 portfolio companies)		$1,844,583	$1,839,244

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			June 30, 2003

	Stated		(unaudited)
(in Thousands)	Interest	Face	Cost	Value

Commercial Real Estate Finance
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$47,103	$25,867	$25,543
Morgan Stanley Capital I, Series 1999-RM1	6.4%	29,629	9,685	9,999
COMM 1999-1	5.7%	57,163	26,336	27,489
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	28,595	14,150	12,985
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	44,635	13,913	14,446
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,346	5,146	5,911
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,771	1,743
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,545	5,481	6,148
FUNB CMT, Series 1999-C4	6.5%	22,887	7,868	7,709
Heller Financial, HFCMC Series 2000 PH-1	6.6%	25,767	8,803	9,110
SBMS VII, Inc., Series 2000-NL1	7.2%	9,214	4,572	4,551
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	24,328	9,459	9,834
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	17,922	5,127	3,975
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	17,484	3,971	4,562
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	21,805	8,497	8,536
JP Morgan-CIBC-Deutsche 2001	5.8%	25,370	6,855	6,815
Lehman Brothers-UBS Warburg 2001-C2	6.4%	22,756	6,598	6,649
SBMS VII, Inc., Series 2001-C1	6.1%	23,049	5,648	4,988
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,228	6,355	5,985
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	21,456	5,209	5,343
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	24,493	5,855	5,575
SBMS VII, Inc., Series 2001-C2	6.2%	21,619	5,887	5,711
FUNB CMT, Series 2002-C1	6.0%	28,303	11,624	12,099
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	50,631	24,998	30,182
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	40,573	20,125	22,889
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	50,047	22,604	24,218
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	27,858	13,163	14,097
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	50,896	22,122	23,349
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	39,543	19,148	19,570
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2003-ML1	4.9%	15,946	12,315	12,738
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	69,680	37,674	39,150
GE Commercial Mortgage Corporation 2003-C1	5.1%	20,389	16,006	16,873
COMM 2003-LNB1	4.4%	36,803	14,668	14,865

Total commercial mortgage-backed securities		$987,666	$407,500	$423,637

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

	June 30, 2003

	(unaudited)
(in Thousands)	Cost	Value

Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)	$23,126	$23,126
Crest 2002-1, Ltd.(3)	23,811	23,811
Crest 2002-IG, Ltd.(3)	4,731	4,731
Crest Clarendon Street 2002-1, Ltd.(3)	1,023	1,023
Crest 2003-1, Ltd.(3)	114,139	114,684

Total collateralized debt obligations	$166,830	$167,375

	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	11	$10,655	$11,485
	7.00%–8.99%	17	37,178	34,541
	9.00%–10.99%	9	43,972	43,901
	11.00%–12.99%	13	18,211	11,301
	13.00%–14.99%	4	4,824	3,275
	15.00% and above	1	876	876

Total commercial mortgage loans		55	$115,716	$105,379

Real Estate Owned			12,841	10,505

Total commercial real estate finance			702,887	706,896

Total portfolio			$2,547,470	$2,546,140

(1)	Public company.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Non-U.S. company.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the six months ended June 30, 2003 and 2002 is unaudited)

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

      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company invests in companies in a variety of industries, non-investment grade commercial mortgage-backed securities (“CMBS”) and collateralized debt obligation bonds and preferred shares (“CDOs”).

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2002 balances to conform with the 2003 financial statement presentation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002, and changes in net assets and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the operating results to be expected for the full year.

      The private finance portfolio, the interest and related portfolio income and net realized gains (losses) earned on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

Valuation Of Portfolio Investments

      The Company, as a BDC, invests in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and CDOs. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

Equity Securities

      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions.

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

Guarantees

      The Company accounts for guarantees under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). In accordance with the Interpretation, guarantees meeting the characteristics described in the Interpretation, and issued or modified after December 31, 2002, are recognized at fair value. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5 for disclosures related to the Company’s guarantees.

Dividends to Shareholders

      Dividends to shareholders are recorded on the record date.

Stock Compensation Plans

      At June 30, 2003 and 2002, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Six
	Months Ended
	June 30,

	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$79,813	$129,415
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,078)	(3,632)

Pro forma net increase in net assets resulting from operations	71,735	125,783
Less preferred stock dividends	(110)	(110)

Pro forma income available to common shareholders	$71,625	$125,673

Basic earnings per common share:
As reported	$0.71	$1.28
Pro forma	$0.64	$1.25
Diluted earnings per common share:
As reported	$0.71	$1.26
Pro forma	$0.64	$1.22

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions for options granted during the six months ended June 30, 2003 and 2002:

	For the Six
	Months Ended
	June 30,

	2003	2002

Risk-free interest rate	2.6%	4.5%
Expected life	5.0	5.0
Expected volatility	38.8%	39.7%
Dividend yield	8.9%	8.5%
Weighted average fair value per option	$3.31	$4.82

Federal and State Income Taxes

      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to annually distribute or retain through a deemed distribution all of their taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities. AC Corp is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Per Share Information

      Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares.

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

      The consolidated financial statements include portfolio investments at value of $2.5 billion as of June 30, 2003, and December 31, 2002. At June 30, 2003, and December 31, 2002, 89% and 88%, respectively, of our total assets represented investments whose fair values have been determined by the board of directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at adoption date. The Company does not expect the adoption of this statement to have a significant effect on the Company’s financial position or its results of operations.

Note 3. Portfolio

  Private Finance

      At June 30, 2003, and December 31, 2002, the private finance portfolio consisted of the following:

	2003				2002

	Cost	Value	Yield		Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,351,947	$1,192,452	14.4	% (1)	$1,272,401	$1,151,256	14.4	% (1)
Equity interests	492,636	646,792			438,501	591,959

Total	$1,844,583	$1,839,244			$1,710,902	$1,743,215

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At June 30, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the yield includes dividends earned on these equity interests. The weighted average yield is computed as of the balance sheet date.

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

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At June 30, 2003, and December 31, 2002, approximately 96% and 95%, respectively, of the Company’s loans and debt securities had fixed interest rates.

      Equity interests consist primarily of securities issued by privately owned companies and may be subject to restrictions on their resale or may be otherwise illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate realized gain on sale.

      The Company may acquire more than 50% of the common stock of a portfolio company in a control buyout transaction. The Company’s most significant investments acquired through control buyout transactions both at June 30, 2003, and December 31, 2002, were Business Loan Express, LLC and The Hillman Companies, Inc.

      At June 30, 2003, and December 31, 2002, the Company had an investment at value totaling $356.8 million and $256.8 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. During the first quarter of 2003, the Company invested $50 million in BLX in the form of a $25 million short-term line of credit and $25 million of preferred equity in connection with BLX’s acquisition of $128 million in assets from Amresco Independence Funding, Inc. BLX also completed its corporate reorganization to a limited liability company during the first quarter by merging BLX, Inc. into BLX, LLC. Prior to this transaction, BLX converted $43 million of the Company’s subordinated debt to preferred stock in BLX, Inc., which was exchanged upon the merger for Class A equity interests of BLX, LLC. In addition, as part of the merger, the Company exchanged its existing preferred stock and common equity investments in BLX, Inc. for similar classes of members’ equity in BLX, LLC represented by Class B and Class C equity interests, respectively. At June 30, 2003, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders.

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

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $42 million. At June 30, 2003, the Company has considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the corresponding reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) on BLX’s three-year unsecured $164.0 million revolving credit facility that matures in March 2004. The amount guaranteed by the Company at June 30, 2003, was $53.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at June 30, 2003. The Company has also provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million. In consideration for providing this guaranty and the three standby letters of credit, BLX paid the Company fees of $1.9 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. BLX is headquartered in New York, NY.

      At June 30, 2003, and December 31, 2002, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $181.8 million and $180.5 million at value, respectively. At June 30, 2003, the Company owned 96.8% of Hillman’s common stock. The Company’s common stock ownership is subject to dilution by management options. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage, and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers, and mass merchants. Hillman has certain patent-protected products including key duplication technology that is important to its business. Hillman’s primary operations are located in Cincinnati, Ohio.

      Total interest and portfolio related income earned from the Company’s investments in BLX and Hillman for the six months ended June 30, 2003 and 2002, was $27.5 million and $24.5 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At June 30, 2003, and December 31, 2002, loans and debt securities in workout status (classified as Grades 4 and 5 under the Company’s internal grading system) that were not accruing interest were as follows at value:

	2003	2002
(in thousands)
Companies more than 25% owned	$23,828	$9,709
Companies 5% to 25% owned	360	411
Companies less than 5% owned	33,801	65,931

Total	$57,989	$76,051

      In addition to Grade 4 and 5 assets that are in workout, the Company may not accrue interest on loans and debt securities to companies that are more than 50% owned by the Company if such companies are in need of additional working capital and, therefore, the Company may defer current debt service. Loans and debt securities to such companies totaled $72.2 million and $63.6 million at value at June 30, 2003, and December 31, 2002, respectively. In addition, loans to companies that are less than 50% owned by the Company and were not in workout but were not accruing interest totaled $1.0 million and $7.2 million at value at June 30, 2003, and December 31, 2002, respectively.

      The industry and geographic compositions of the private finance portfolio at value at June 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Industry
Consumer products	30%	34%
Business services	24	26
Financial services	20	16
Industrial products	8	9
Healthcare	6	5
Retail	5	4
Telecommunications	2	2
Education	1	1
Broadcasting & cable	1	1
Other	3	2

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

	2003	2002

Geographic Region
Mid-Atlantic	51%	45%
West	17	15
Southeast	14	16
Midwest	11	16
Northeast	6	7
International	1	1

Total	100%	100%

  Commercial Real Estate Finance

      At June 30, 2003, and December 31, 2002, the commercial real estate finance portfolio consisted of the following:

	2003			2002

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$407,500	$423,637	13.9%	$523,671	$555,519	14.2%
Collateralized debt obligation bonds and preferred shares	166,830	167,375	16.6%	52,818	52,818	17.2%
Loans	115,716	105,379	7.8%	66,546	63,707	7.5%
Residual interest	—	—		69,335	69,035	9.4%
Real estate owned	12,841	10,505		5,942	3,873

Total	$702,887	$706,896		$718,312	$744,952

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest- bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned.

     CMBS Bonds. At June 30, 2003, and December 31, 2002, CMBS bonds consisted of the following:

	2003	2002
($ in thousands)
Face	$987,666	$1,173,194
Original issue discount	(580,166)	(649,523)

Cost	$407,500	$523,671

Value	$423,637	$555,519

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At June 30, 2003, the Company’s CMBS bonds were subordinate to 91% to 99% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of principal and interest, the Company invests in these CMBS bonds at a significant discount from the face amount of the bonds.

      The underlying rating classes of the CMBS bonds at value at June 30, 2003, and December 31, 2002, were as follows:

	2003		2002

		Percentage		Percentage
	Value	of Total	Value	of Total
($ in thousands)
BB+	$68,699	16.2%	$49,811	9.0%
BB	51,011	12.0	39,011	7.0
BB-	28,015	6.6	22,030	4.0
B+	35,915	8.5	121,038	21.8
B	31,476	7.4	141,998	25.6
B-	79,245	18.7	83,493	15.0
CCC+	12,778	3.0	—	—
CCC	18,398	4.4	8,634	1.5
Unrated	98,100	23.2	89,504	16.1

Total	$423,637	100.0%	$555,519	100.0%

      At June 30, 2003, and December 31, 2002, the underlying collateral for the Company’s CMBS bonds consisted of approximately 5,100 and 4,500 commercial mortgage loans and real estate properties owned with a total outstanding principal balance of $32.0 billion and $25.0 billion, respectively. At June 30, 2003, and December 31, 2002, 1.2% and 1.0%, respectively, of the mortgage loans in the underlying collateral pool for the Company’s CMBS bonds were over 30 days delinquent or were classified as real estate owned.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The property types and the geographic composition of the underlying mortgage loans and real estate properties owned in the underlying collateral pool calculated using the outstanding principal balance at June 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Retail	34%	32%
Housing	25	27
Office	23	21
Industrial Real Estate	6	7
Hospitality	5	6
Other	7	7

Total	100%	100%

Geographic Region
West	31%	31%
Mid-Atlantic	27	25
Midwest	22	22
Southeast	16	17
Northeast	4	5

Total	100%	100%

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

  Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At June 30, 2003, the Company owned BBB rated bonds in one CDO totaling $24.3 million at value and preferred shares in five CDOs totaling $143.1 million at value secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1.2 billion and was issued by 39 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDOs are $793.7 million of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 27 separate CMBS transactions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The BBB rated bonds and the preferred shares owned by the Company are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At June 30, 2003, the Company’s BBB bonds and preferred shares in the CDOs were subordinate to 61% to 98% of the more senior tranches of debt issued in various CDO transactions.

      As of June 30, 2003, the Company acted as the disposition consultant with respect to four of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. As of June 30, 2002, the Company acted as the disposition consultant with respect to two of the CDOs. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the six months ended June 30, 2003 and 2002, these fees totaled $515 thousand and $160 thousand, respectively.

      Loans. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30, 2003, approximately 92% and 8% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of December 31, 2002, approximately 84% and 16% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of June 30, 2003, and December 31, 2002, loans with a value of $19.9 million and $13.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

      The property types and the geographic composition securing the commercial mortgage loan portfolio at value at June 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Hospitality	31%	23%
Office	29	20
Retail	22	21
Healthcare	8	15
Recreation	2	3
Other	8	18

Total	100%	100%

Geographic Region
Southeast	34%	40%
Midwest	24	12
West	19	20
Mid-Atlantic	17	17
Northeast	6	11

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  Residual Interest. At June 30, 2003, and December 31, 2002, the residual interest consisted of the following:

	2003		2002

	Cost	Value	Cost	Value
(in thousands)
Residual interest	$—	$—	$68,853	$68,853
Residual interest spread	—	—	482	182

Total	$—	$—	$69,335	$69,035

      The residual interest primarily consisted of a retained interest from a 1998 asset securitization. At March 31, 2003, one class of bonds rated AAA was outstanding, totaling $6.0 million. During April 2003, the call provision was exercised and, accordingly, the bondholders were repaid in full and the remaining available cash, loans, and real estate owned of the trust were subsequently returned to the Company as payment on the residual interest.

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

Note 4. Debt

      At June 30, 2003, and December 31, 2002, the Company had the following debt:

	2003				2002

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
(in thousands)
Notes payable and debentures:
Unsecured long-term notes payable	$854,000	$854,000	7.2%		$694,000	$694,000	7.7%
SBA debentures	101,800	94,500	8.1%		101,800	94,500	8.2%
OPIC loan	5,700	5,700	6.6%		5,700	5,700	6.6%

Total notes payable and debentures	961,500	954,200	7.3%		801,500	794,200	7.8%
Revolving line of credit	462,500	25,500	11.7	%(2)	527,500	204,250	3.7	%(2)

Total	$1,424,000	$979,700	7.4%		$1,329,000	$998,450	6.9%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding.
(2)	The current interest rate payable on the revolving line of credit was 2.6% and 2.7% at June 30, 2003, and December 31, 2002, respectively, which excludes the annual cost of commitment fees and other facility fees of $2.3 million and $2.0 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At June 30, 2003, the notes had remaining maturities of one year to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      On May 14, 2003, the Company issued $153 million of five-year and $147 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 5.45% and 6.05%, respectively, and have substantially the same terms as the Company’s existing unsecured long-term notes. On May 30, 2003, $140 million of the Company’s existing unsecured long-term notes matured and the Company used the proceeds from the new long-term note issuance to repay this amount.

      SBA Debentures. At June 30, 2003, and December 31, 2002, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 8.2%. At June 30, 2003, the debentures had remaining maturities of one to nine years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At June 30, 2003, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Scheduled future maturities of notes payable and debentures at June 30, 2003, were as follows:

Amount Maturing
Year	(in thousands)

2003	$—
2004	221,000
2005	179,000
2006	180,700
2007	—
Thereafter	373,500

Total	$954,200

Revolving Line of Credit

      On April 18, 2003, the Company renewed its unsecured revolving line of credit. The committed amount under the renewed facility is $462.5 million and may be expanded through new or additional commitments up to $600 million at the Company’s option. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option. The facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. prime rate, or (iii) the Federal Funds rate plus 0.50% at the Company’s option. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The interest rates were 2.6% and 2.7% at June 30, 2003, and December 31, 2002, respectively, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees is $2.3 million. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

      The average debt outstanding on the revolving line of credit was $78.0 million and $68.3 million for the six months ended June 30, 2003, and the year ended December 31, 2002, respectively. The maximum amount borrowed under this facility and the weighted average interest rate for the six months ended June 30, 2003, and the year ended December 31, 2002, were $208.8 million and $216.5 million, and 2.7% and 3.2%, respectively. As of June 30, 2003, the amount available under the revolving line of credit was $399.9 million, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2003, the Company was in compliance with these covenants.

Note 5. Guarantees

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. As of June 30, 2003, and December 31, 2002, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $58.9 million and $54.6 million, respectively, and had extended standby letters of credit aggregating $37.1 million and $11.3 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments was $96.0 million and $65.9 million at June 30, 2003, and December 31, 2002, respectively. At June 30, 2003, and December 31, 2002, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

      As of June 30, 2003, the guarantees and standby letters of credit expire as follows:

	Total	2003	2004	2005	2006	2007	After 2007
(in thousands)
Guarantees	$58,904	$351	$54,302	$395	$142	$114	$3,600
Standby letters of credit	37,093	37	—	4,500	32,556	—	—

Total	$95,997	$388	$54,302	$4,895	$32,698	$114	$3,600

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity

      Sales of common stock for the six months ended June 30, 2003 and 2002, were as follows:

	For the Six Months
	Ended June 30,

	2003	2002
(in thousands)
Number of common shares	7,050	1,946
Gross proceeds	$152,632	$51,800
Less costs including underwriting fees	(7,506)	(1,880)

Net proceeds	$145,126	$49,920

      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date.

      Dividend reinvestment plan activity for the six months ended June 30, 2003 and 2002, was as follows:

	For the Six Months
	Ended June 30,

	2003	2002
(in thousands, except per share amounts)
Shares issued	154	128
Average price per share	$21.50	$24.34

Note 8. Earnings Per Common Share

      Earnings per common share for the three and six months ended June 30, 2003 and 2002, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$59,940	$73,454	$79,813	$129,415
Less preferred stock dividends	(55)	(55)	(110)	(110)

Income available to common shareholders	$59,885	$73,399	$79,703	$129,305

Weighted average common shares outstanding — basic	113,539	101,660	111,510	100,822
Dilutive options outstanding to officers	1,013	1,780	781	2,078

Weighted average common shares outstanding — diluted	114,552	103,440	112,291	102,900

Basic earnings per common share	$0.53	$0.72	$0.71	$1.28

Diluted earnings per common share	$0.52	$0.71	$0.71	$1.26

Note 9. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid dividends of $0.57 per common share for each of the first and second quarters of 2003. The dividends totaled $64.5 million

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Dividends and Distributions, continued

and $127.5 million for the three and six months ended June 30, 2003, respectively. The Company paid dividends to common shareholders of $56.2 million and $109.5 million for the three and six months ended June 30, 2002, respectively.

      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the third quarter of 2003.

Note 10. Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 2003 and 2002, the Company paid $35.2 million and $34.1 million, respectively, for interest. For the six months ended June 30, 2003, the Company’s non-cash financing activities totaled $3.3 million related to dividend reinvestment. For the six months ended June 30, 2002, the Company’s non-cash financing activities totaled $5.5 million related to stock option exercises and dividend reinvestment.

      Non-cash operating activities for the six months ended June 30, 2003, included transfers of commercial mortgage loans and real estate owned in the repayment of the Company’s Residual Interest totaling $69.3 million, real estate owned received in connection with foreclosure on commercial mortgage loans of $2.2 million, and receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.9 million. Non-cash operating activities for the six months ended June 30, 2002, included real estate owned received in connection with foreclosure on commercial mortgage loans of $2.5 million.

Note 11. Hedging Activities

      The Company invests in CMBS bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the BB+ through B rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involved the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of June 30, 2003, and December 31, 2002, consisted of the following:

(in thousands)
Description of Issue	2003	2002

10-year Treasury securities, due February 2012	$—	$52,053
10-year Treasury securities, due November 2012	45,064	107,327
10-year Treasury securities, due February 2013	85,800	—
10-year Treasury securities, due May 2013	8,671	—
5-year Treasury securities, due November 2007	9,959	37,647
5-year Treasury securities, due February 2008	7,492	—

Total	$156,986	$197,027

      As of June 30, 2003, and December 31, 2002, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $3.9 million and $7.1 million, respectively. The net proceeds related to the sales of the borrowed Treasury securities were $152.2 million and $189.3 million at June 30, 2003, and December 31, 2002,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Hedging Activities, continued

respectively. Under the terms of the transactions, the Company has provided additional cash collateral of $5.1 million and $5.4 million at June 30, 2003, and December 31, 2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities. The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with the financial institutions under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of June 30, 2003, the repurchase agreements were due on July 9, 2003, and had a weighted average interest rate of 0.6%. The weighted average interest rate on the repurchase agreements as of December 31, 2002, was 0.8%.

Note 12. Financial Highlights

	At and for the
	Six Months Ended		At and for the
	June 30,		Year Ended
			December 31,
	2003(3)	2002(3)	2002

Per Common Share Data
Net asset value, beginning of period	$14.22	$13.57	$13.57

Net investment income(1)	0.78	0.94	1.77
Net gains (losses)(1)	(0.07)	0.32	0.43

Net increase in net assets resulting from operations	0.71	1.26	2.20

Net decrease in net assets from shareholder distributions	(1.14)	(1.08)	(2.23)
Net increase in net assets from capital share transactions	0.44	0.27	0.68

Net asset value, end of period	$14.23	$14.02	$14.22

Market value, end of period	$23.10	$22.65	$21.83
Total return	12%	(9)%	(7)%

(1)	Based on diluted weighted average number of common shares outstanding for the period.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights, continued

	At and for the
	Six Months Ended		At and for the
	June 30,		Year Ended
			December 31,
	2003(3)	2002(3)	2002

Ratios and Supplemental Data
Ending net assets	$1,651,143	$1,434,453	$1,546,071
Common shares outstanding at end of period	116,034	102,296	108,698
Diluted weighted average common shares outstanding	112,291	102,900	103,574
Employee and administrative expenses/ average net assets	1.68%	1.74%	3.82%
Total expenses/average net assets	4.02%	4.26%	8.75%
Net investment income/average net assets	5.47%	6.94%	12.94%
Net increase in net assets resulting from operations(2)/average net assets	5.00%	9.32%	15.98%
Portfolio turnover rate	17.26%	8.33%	15.12%
Average debt outstanding	$927,009	$940,357	$938,148
Average debt per share	$8.26	$9.14	$9.06

(2)	Net changes in unrealized appreciation or depreciation and net realized gains and losses can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(3)	The results for the six months ended June 30, 2003 and 2002, are not necessarily indicative of the operating results to be expected for the full year.

Note 13. Litigation

      During April 2003, the U.S. District Court for the Southern District of New York dismissed a consolidated securities class action lawsuit alleging violations of the federal securities laws filed against the Company and certain of its officers. In its ruling, the court found that the plaintiffs had failed to allege sufficient facts to support their claim and, therefore, dismissed the lawsuit in its entirety.

      The Company is a party to certain other legal proceedings incidental to the normal course of its business, including enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Allied Capital Corporation and Subsidiaries:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2003, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, changes in net assets and cash flows and the financial highlights (included in Note 12) for the six-month periods ended June 30, 2003 and 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

July 28, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

•	the ongoing global economic downturn;

•	risks associated with possible disruption in our operations due to terrorism;

•	future changes in laws or regulations and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

OVERVIEW

      We are a business development company that provides long-term debt and equity investment capital to companies in a variety of industries. Our lending and investment activity is generally focused on private finance and commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS, and collateralized debt obligation bonds and preferred shares, which we refer to as CDOs. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable.

      Our portfolio composition at June 30, 2003, and December 31, 2002, was as follows:

	2003	2002

Private Finance	72%	70%
Commercial Real Estate Finance	28%	30%

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

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields at and for the three and six months ended June 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the		At and for the
	Three Months		Six Months Ended		At and for the
	Ended June 30,		June 30,		Year Ended
					December 31,
	2003	2002	2003	2002	2002
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value	$2,546.1	$2,381.0	$2,546.1	$2,381.0	$2,488.2
Investments funded	$257.4	$115.5	$526.4	$195.5	$506.4
Change in accrued or reinvested interest and dividends	$9.3	$6.2	$20.4	$19.5	$44.7
Principal repayments	$74.3	$36.0	$150.3	$67.0	$143.2
Sales	$32.6	$1.2	$276.7	$126.3	$213.5
Yield(1)	14.1%	13.8%	14.1%	13.8%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio, investment activity, and yields at and for the three and six months ended June 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the		At and for the
	Three Months		Six Months Ended		At and for the
	Ended June 30,		June 30,		Year Ended
					December 31,
	2003	2002	2003	2002	2002
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$1,192.4	$1,050.8	$1,192.4	$1,050.8	$1,151.2
Equity interests	646.8	584.5	646.8	584.5	592.0

Total portfolio	$1,839.2	$1,635.3	$1,839.2	$1,635.3	$1,743.2

Investments funded	$163.8	$32.2	$273.9	$69.8	$297.2
Change in accrued or reinvested interest and dividends	$8.1	$7.0	$19.4	$19.1	$42.6
Principal repayments	$70.9	$27.2	$146.0	$56.0	$129.3
Yield(1)	14.4%	13.9%	14.4%	13.9%	14.4%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Six Months Ended June 30, 2003(1)
Companies more than 25% owned	$42.2	$25.2	$67.4
Companies 5% to 25% owned	9.5	1.0	10.5
Companies less than 5% owned	190.6	5.4	196.0

Total	$242.3	$31.6	$273.9

For the Six Months Ended June 30, 2002(1)
Companies more than 25% owned	$16.0	$3.8	$19.8
Companies 5% to 25% owned	7.5	7.0	14.5
Companies less than 5% owned	34.0	1.5	35.5

Total	$57.5	$12.3	$69.8

For the Year Ended December 31, 2002(1)
Companies more than 25% owned	$86.1	$18.7	$104.8
Companies 5% to 25% owned	22.3	0.4	22.7
Companies less than 5% owned	154.6	15.1	169.7

Total	$263.0	$34.2	$297.2

(1)	The private finance portfolio is presented in three categories — companies more than 25% owned, which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by us under the Investment Company Act of 1940, or the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned, which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     At June 30, 2003, we had outstanding funding commitments of $103.9 million to portfolio companies, including $27.4 million committed to private venture capital funds. At June 30, 2003, we also had total commitments to portfolio companies in the form of standby letters of credit and guarantees of $96.0 million.

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

      We may acquire more than 50% of the common stock of a company in a control buyout transaction. Control investments are generally structured such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. We plan to continue to seek attractive control investments. Control investments provide the opportunity to invest meaningful amounts of capital with the potential for attractive current income returns as well as the potential for future capital gains. Control transactions are typically larger than our mezzanine investments. In some cases for companies that are more than 50% owned, we may not accrue interest on loans and debt securities if such company is in need of additional working capital. In such cases, we may defer current debt service. Our most significant investments acquired through control buyout transactions at June 30, 2003, were Business Loan Express, LLC (BLX), acquired in 2000, and The Hillman Companies, Inc., acquired in 2001.

      Business Loan Express, LLC.     At June 30, 2003, our investment in BLX totaled $264.7 million at cost and $356.8 million at value, or 12.6% of our total assets, which includes unrealized appreciation of $92.1 million.

      BLX is the nation’s second largest non-bank, government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a preferred lender as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, negatively affect our financial results.

      During the quarter ended March 31, 2003, BLX completed two significant transactions, the purchase of loans and other assets from Amresco Independence Funding, Inc., or “AIF,” and the reorganization of BLX from a corporation to a limited liability company, or “LLC”.

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

      Summary financial data for BLX at and for the twelve months ended June 30, 2003 and 2002, is presented below.

	For the	For the
	Twelve Months	Twelve Months
	Ended	Ended
	June 30, 2003(1)	June 30, 2002
($ in millions)
Operating Data
Total revenue	$109.1	$84.6
Net income(4)	$7.5	$2.3
Earnings before interest, taxes and management fees (EBITM)(4)	$44.4	$43.0
Balance Sheet Data
Total assets(2)	$340.0	$277.1
Total debt	$166.0	$183.0
Total owners’ equity	$137.0	$59.9
Other Data
Total loan originations	$718.1	$565.1
Serviced loan portfolio	$2,165.5	$1,372.6
Number of loans	3,048	2,083
Loan delinquencies(3)	8.1%	9.4%
Serviced Loan Portfolio by Industry
Hotels	24%	27%
Gas stations/convenience stores	18	16
Professional and retail services	12	10
Restaurants	9	10
Manufacturing and industrial	9	10
Car wash/auto repair services	7	3
Child care and health care services	6	4
Shrimp/fishing vessels	5	7
Recreation	5	5
Other	5	8

Total	100%	100%

(1)	Post reorganization BLX’s fiscal year end changed to September 30. The results of operations and loan originations for the twelve months ended June 30, 2003, are not necessarily indicative of the operating results to be expected for the fiscal twelve months ending September 30, 2003.

(2)	Included in total assets is $6 million of goodwill at June 30, 2003 and 2002. There is no other goodwill on BLX’s balance sheet. We acquired 94.9% of BLC Financial Services, Inc. on December 31, 2000. “Push-down” accounting was not required with respect to this transaction; accordingly, goodwill was not recorded by BLX.

(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 8.2% at June 30, 2003. SBA 7(a) loans greater than one year old at June 30, 2003, had a delinquency rate of 10.5%. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice.

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

(4) As an LLC, BLX is generally not subject to a corporate income tax.

     For the twelve months ended June 30, 2003, BLX earned revenue of $109.1 million and EBITM of $44.4 million. EBITM was reduced by $2.3 million due to costs associated with the AIF acquisition and the LLC reorganization, as well as by $1.3 million because of the increased value of issued and outstanding equity appreciation rights to employees. Adding back these acquisition and reorganization costs, and expenses due to equity appreciation rights, BLX’s EBITM increased by 11.6% on a comparative twelve month basis. BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. The total of cash loan sale premiums, cash interest income and cash received from residual interests and other cash income is equal to approximately 77% of BLX’s revenue of $109.1 million during the twelve months ended June 30, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the twelve months ended June 30, 2003, totaled $718.1 million, including loans purchased from AIF. Proceeds from loan sales during the twelve months ended June 30, 2003, totaled approximately $699.4 million. BLX funds the construction of commercial real estate projects, and as a result is unable to sell a construction loan until the loan is fully-funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX has a three-year $164.0 million revolving credit facility that matures in March 2004. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) of BLX under the revolving credit facility. The amount guaranteed by us at June 30, 2003, was $53.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at June 30, 2003. We have provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million.

      BLX sells the guaranteed piece of guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.0% of the guaranteed loan amount. Cash premiums received from guaranteed loan sales during the twelve months ended June 30, 2003, were approximately $30.3 million in total.

      Alternatively, BLX may sell the guaranteed pieces of SBA 7(a) guaranteed loans at par and receive cash only for the face amount of the loan sold, and instead of receiving a cash premium, BLX will receive an annual servicing spread on the loans sold of between 4.0% and 4.8%. In addition, BLX will sell the unguaranteed pieces of the SBA 7(a) loans and conventional loans it originates into a conduit facility. The conduit loans are securitized and BLX retains an interest of up to 2.7% of the loan pool. BLX then receives the excess of loan interest payments on the loans sold over the interest cost on the securities issued in the securitization over the life of the loan pool. BLX generally receives between 4.3% and 4.9% annually on the loans sold into the securitization pools. For the twelve months ended June 30, 2003, BLX received cash payments from securitization pools of approximately $43.2 million.

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset together referred to as Residual Interest in order to account for the retained interest in the loans sold and the net present value of the future cash flows it will receive from the loans sold or securitized. In computing the Residual Interest, BLX discounts for the present value of future cash flows, and also makes assumptions as to future loan losses and loan prepayments which may reduce future cash flows.

      At June 30, 2003, BLX’s Residual Interest totaled $162 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of $709 million over time, with approximately $52.3 million, $51.7 million, $50.4 million, and $49.0 million (or $203.4 million in the aggregate) scheduled to be received in the next four years ending on June 30, 2004, 2005, 2006, and 2007, respectively.

      The Hillman Companies, Inc. At June 30, 2003, our investment in Hillman totaled $93.6 million at cost and $181.8 million at value, or 6.4% of total assets, which includes unrealized appreciation of $88.2 million.

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

      For the year ended December 31, 2002, Hillman had total revenue of $286.8 million, earnings before interest, taxes, depreciation, amortization, and management fees, or EBITDAM, of $50.2 million, and profits before taxes of $10.0 million. For the three months ended March 31, 2003, Hillman had total revenue of $70.0 million and EBITDAM of $10.2 million. This EBITDAM is before the write-down of $5.7 million of a note receivable related to an investment made by Hillman. For the three months ended March 31, 2003, Hillman had a loss before taxes of $6.5 million, which includes the write-down of the note receivable. The total revenue, EBITDAM, and loss before taxes for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full year. Hillman had total assets of $371.0 million and total debt of $158.6 million at March 31, 2003.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity, and yields at and for the three and six months ended June 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the				At and for the
	Three Months Ended June 30,				Six Months Ended June 30,				At and for
									the Year Ended
									December 31,
	2003		2002		2003		2002		2002

	(unaudited)				(unaudited)
($ in millions)	Value	Yield*	Value	Yield*	Value	Yield*	Value	Yield*	Value	Yield*

CMBS bonds	$423.6	13.9%	$560.9	14.6%	$423.6	13.9%	$560.9	14.6%	$555.5	14.2%
CDO bonds and preferred shares	167.4	16.6%	52.5	17.2%	167.4	16.6%	52.5	17.2%	52.8	17.2%
Commercial mortgage loans	105.4	7.8%	62.0	7.9%	105.4	7.8%	62.0	7.9%	63.7	7.5%
Residual interest	—		69.0	9.3%	—		69.0	9.3%	69.0	9.4%
Real estate owned	10.5		1.3		10.5		1.3		4.0

Total portfolio	$706.9		$745.7		$706.9		$745.7		$745.0

Investments funded	$93.6		$83.3		$252.5		$125.7		$209.2
Change in accrued or reinvested interest	$1.2		$(0.8)		$1.0		$0.4		$2.1
Principal repayments	$3.4		$8.8		$4.3		$11.0		$13.9
CMBS, CDO, and commercial real estate loan sales	$32.6		$1.2		$276.7		$126.3		$213.5

*	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned.

     Our commercial real estate investment activity for the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Six Months Ended June 30, 2003
CMBS bonds	$250.1	$(115.7)	$134.4
CDO bonds and preferred shares	118.4	(0.3)	118.1

Total	$368.5	$(116.0)	$252.5

For the Six Months Ended June 30, 2002
CMBS bonds	$181.4	$(83.8)	$97.6
CDO preferred shares	28.0	—	28.0
Commercial mortgage loans	0.1	—	0.1

Total	$209.5	$(83.8)	$125.7

For the Year Ended December 31, 2002
CMBS bonds	$302.5	$(140.2)	$162.3
CDO preferred shares	29.0	—	29.0
Commercial mortgage loans	11.7	(1.7)	10.0
Real estate owned	7.9	—	7.9

Total	$351.1	$(141.9)	$209.2

      CMBS Bonds. During the six months ended June 30, 2003 and 2002, we invested $134.4 million in seven CMBS bond issuances and $97.6 million in three CMBS bond issuances, respectively. During the year ended December 31, 2002, we invested $162.3 million in five CMBS bond issuances.

      The underlying pools of mortgage loans that are collateral for our new investments in CMBS bonds for the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002, had respective underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Six Months Ended
	June 30,

					For the Year Ended
	2003		2002		December 31, 2002

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$1,971.8	28%	$401.9	16%	$909.3	20%
60-65%	527.2	8	178.7	7	287.3	6
65-70%	776.5	11	264.1	11	587.9	13
70-75%	1,217.3	18	799.5	32	1,214.5	27
75-80%	2,364.9	34	812.7	33	1,477.5	33
Greater than 80%	25.2	1	12.0	1	47.8	1

Total	$6,882.9	100%	$2,468.9	100%	$4,524.3	100%

Weighted average loan to value	67.1%		70.4%		68.5%

	For the Six Months Ended
	June 30,

					For the Year Ended
	2003		2002		December 31, 2002
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$2,042.6	30%	$103.3	4%	$366.9	8%
1.76-2.00	697.1	10	84.2	3	229.6	5
1.51-1.75	1,264.4	18	240.3	10	477.4	11
1.26-1.50	2,478.3	36	1,631.8	66	2,739.6	60
Less than 1.25	400.5	6	409.3	17	710.8	16

Total	$6,882.9	100%	$2,468.9	100%	$4,524.3	100%

Weighted average debt service coverage ratio	1.75		1.41		1.41

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

     From time to time, we may sell lower yielding CMBS bonds rated BB+ through B in order to maximize the return on our CMBS bond portfolio. The cost basis of and proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002, were as follows:

	For the Six
	Months Ended		For the Year
	June 30,		Ended
			December 31,
	2003	2002	2002
($ in millions)
Cost basis	$253.5	$123.3	$205.9
Sales proceeds	$284.8	$128.8	$225.6
Net realized gains (net of related hedge gains or losses)	$24.6	$7.1	$19.1
Weighted average yield	11.8%	11.2%	11.5%

      The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At June 30, 2003, our CMBS bonds were subordinate to 91% to 99% of the tranches of bonds issued in various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of principal and interest, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002, the average discount for the CMBS bonds in which we invested was 46%.

      At June 30, 2003, and December 31, 2002, the unamortized discount related to the CMBS bond portfolio was $580.2 million and $649.5 million, respectively. At June 30, 2003, we have set aside $261.2 million of this unamortized discount to absorb potential future losses, and therefore, the yield on the CMBS bonds of 13.9% assumes that this amount will not be amortized. At June 30, 2003, the CMBS bond portfolio had a fair value of $423.6 million, which included net unrealized appreciation on the CMBS bonds of $16.1 million.

      The yield on our CMBS bond portfolio at June 30, 2003, and December 31, 2002, was 13.9% and 14.2%, respectively. The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB, and BB- CMBS bonds held in the portfolio. The BB+, BB and BB- CMBS bonds totaled $147.7 million and $110.9 million and had a yield of 8.0% and 8.8% at June 30, 2003, and December 31, 2002, respectively.

      At June 30, 2003, and December 31, 2002, the underlying collateral for our CMBS bonds consisted of approximately 5,100 and 4,500 commercial mortgage loans and real estate properties owned with a total outstanding principal balance of $32.0 billion and $25.0 billion, respectively. At June 30, 2003, and December 31, 2002, 1.2% and 1.0%, respectively, of the loans in the underlying collateral pool for our CMBS bonds were over 30 days delinquent or were classified as real estate owned.

      Collateralized Debt Obligation Bonds and Preferred Shares. The yield on our CDO bonds and preferred shares at June 30, 2003, and December 31, 2002, was 16.6% and 17.2%, respectively. The yield on the CDO portfolio at any point in time will vary depending on the amount of lower yielding BBB rated CDO bonds held in the portfolio.

      During the six months ended June 30, 2003 and 2002, and the year ended December 31, 2002, we invested in the BBB bonds and preferred shares of one, two, and three collateralized debt obligations, respectively, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds. The investment grade REIT collateral consists of debt with a cut-off balance of $1.2 billion and was issued by 39 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions. Included in the CMBS collateral for the CDOs are $793.7 million of CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held by us, which were issued in 27 separate CMBS transactions.

      During the three months ended June 30, 2003, we sold $6.4 million of CDO bonds and preferred shares for a net realized loss of $85 thousand, net of the related hedge loss.

      The BBB rated bonds and the preferred shares that we own are junior in priority for payment of principal and interest to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At June 30, 2003, our BBB bonds and preferred shares in the CDOs were subordinate to 61% to 98% of the more senior tranches of debt issued in various CDO transactions.

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

      At June 30, 2003, and December 31, 2002, our portfolio was graded as follows:

	At June 30, 2003		At December 31, 2002

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)
1	$839.0	32.9%	$801.0	32.1%
2	1,460.9	57.4	1,400.8	56.3
3	124.8	4.9	166.0	6.7
4	20.2	0.8	23.6	1.0
5	101.2	4.0	96.8	3.9

	$2,546.1	100.0%	$2,488.2	100.0%

      Total Grade 4 and 5 assets as a percentage of the total portfolio at value at June 30, 2003, and December 31, 2002, were 4.8% and 4.9%, respectively. Included in Grade 4 and 5 assets at June 30, 2003, and December 31, 2002, were assets totaling $32.3 million and $24.1 million, respectively, that are secured by commercial real estate. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grade 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment, but record unrealized depreciation for the expected amount of the loss when such exposure is identified.

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

      For the total investment portfolio, workout loans and debt securities (which excludes equity securities that are included in the total Grade 4 and 5 assets above) not accruing interest that were classified in Grade 4 and 5 were $75.0 million and $89.1 million at value at June 30, 2003, and December 31, 2002, respectively. Included in this category were loans of $17.0 million and $13.0 million, respectively, that were secured by commercial real estate. In addition to Grade 4 and 5 assets that are in workout, loans and debt securities to companies that are more than 50% owned by us that were not accruing interest totaled $72.2 million and $63.6 million at value at June 30, 2003, and December 31, 2002, respectively, and loans and debt securities to companies that are less than 50% owned by us and were not in workout but were not accruing interest totaled $3.9 million and $7.2 million at value at June 30, 2003, and December 31, 2002, respectively.

      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent were $119.2 million and $103.1 million at value at June 30, 2003, and December 31, 2002, respectively, or 4.7% and 4.1% of the total portfolio. Included in this category were loans valued at $43.5 million and $26.0 million, respectively, that were secured by commercial real estate.

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

Hedging Activities

      Because we invest in BB+ through B rated CMBS bonds and BBB rated CDO bonds that were purchased at prices based in part on comparable Treasury rates, we have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of these CMBS and CDO bonds. These transactions, referred to as short sales, involved receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions, which are limited only by the increase in value of the borrowed Treasury securities; conversely, the value of the CMBS and CDO bonds would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited only by the decline in value of the borrowed Treasury securities; conversely, the value of the CMBS and CDO bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $157.0 million and $197.0 million at June 30, 2003, and December 31, 2002, respectively, which included unrealized depreciation on the obligations of $3.9 million and

$7.1 million, respectively, due to changes in the yield on the borrowed Treasury securities. The net proceeds related to the sales of the borrowed Treasury securities were $152.2 million and $189.3 million at June 30, 2003, and December 31, 2002, respectively. Under the terms of the transactions, we have provided additional cash collateral of $5.1 million and $5.4 million at June 30, 2003, and December 31, 2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date, which is included in deposits of proceeds from sales of borrowed Treasury securities in the accompanying financial statements. The amount of the hedge will vary from period to period depending upon the amount of BB+ through B rated CMBS bonds and BBB rated CDO bonds that we own and have hedged on the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002

      The following table summarizes the Company’s operating results for the three months ended June 30, 2003 and 2002.

	For the Three
	Months Ended
	June 30,
				Percentage
	2003	2002	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$67,137	$62,692	$4,445	7%
Premiums from loan dispositions	1,637	46	1,591	**
Fees and other income	8,440	10,455	(2,015)	(19)%

Total interest and related portfolio income	77,214	73,193	4,021	5%

Expenses
Interest	19,358	17,515	1,843	11%
Employee	9,258	8,274	984	12%
Administrative	5,081	4,843	238	5%

Total operating expenses	33,697	30,632	3,065	10%

Net investment income before income taxes	43,517	42,561	956	2%
Income tax benefit	(1,081)	—	(1,081)	**

Net investment income	44,598	42,561	2,037	5%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	8,540	(755)	9,295	*
Net change in unrealized appreciation or depreciation	6,802	31,648	(24,846)	*

Total net gains (losses)	15,342	30,893	(15,551)	*

Net income	$59,940	$73,454	$(13,514)	(18)%

Diluted earnings per common share	$0.52	$0.71	$(0.19)	(27)%

Weighted average common shares outstanding — diluted	114,552	103,440	11,112	11%

*	Net realized gains and losses and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Net income results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus or minus net gains or losses.

      Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions, and fees and other income.

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. Our interest-bearing investments in the portfolio increased by 5.7% to $1,899.3 million at June 30, 2003, from $1,796.5 million at June 30, 2002. The weighted average yield on the interest-bearing investments in the portfolio at June 30, 2003 and 2002, was as follows:

($ in millions)	2003	2002

Interest-bearing portfolio	$1,899.3	$1,796.5
Portfolio yield	14.1%	13.8%

      Included in premiums from loan dispositions are prepayment premiums of $1.6 million and $46 thousand for the three months ended June 30, 2003 and 2002, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available, or a company may enter into a transaction that results in the early repayment of their debt to us. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

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

      Fees and other income for the quarters ended June 30, 2003 and 2002, primarily included fees of $3.1 million and $2.6 million, respectively, related to structuring and diligence; fees of $0.8 million and $1.8 million, respectively, related to transaction and other services provided to portfolio companies; and fees of $4.3 million and $6.0 million, respectively, related to management services provided to portfolio companies, other advisory services, and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period depending on the level and types of services provided. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Business Loan Express and Hillman are our most significant portfolio investments and together represented 19.0% of our total assets at June 30, 2003. Total interest and related portfolio income earned from these investments for the three months ended June 30, 2003 and 2002, were $12.1 million and $12.2 million, respectively. In July 2002, we sold WyoTech Acquisition Corporation, which was a significant portfolio investment during 2002. Total interest and related portfolio income earned on this investment for the three months ended June 30, 2002, was $1.8 million.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended June 30, 2003 and 2002, were attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit.

Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	June 30,

	2003	2002
($ in millions)
Total Outstanding Debt	$979.7	$1,009.0
Average Outstanding Debt	$962.3	$942.3
Weighted Average Cost	7.4%	7.2%
BDC Asset Coverage*	286%	256%

*	As a BDC, the Company is generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 116 and 103 at June 30, 2003 and 2002, respectively. We no longer provide loans to our employees to exercise stock options because of recent legislation. This was an important benefit to our employees and as a result, we are considering compensation alternatives and expect to have a new program in place by the end of 2003.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums, and various other expenses.

      Income Tax Benefit. The Company’s wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the three months ended June 30, 2003, we recorded a tax benefit of $1.1 million as a result of AC Corp’s operating loss for the period.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses for the three months ended June 30, 2003 and 2002, were as follows:

	For the
	Three Months
	Ended
	June 30,

($ in millions)	2003	2002

Realized gains	$12.7	$2.5
Realized losses	(4.2)	(3.3)

Net realized gains (losses)	$8.5	$(0.8)

      Realized gains and losses for the three months ended June 30, 2003, resulted from various private finance and commercial real estate finance transactions. Realized gains for the three months ended June 30, 2003, primarily resulted from transactions involving three private finance portfolio companies, including Woodstream Corporation ($6.6 million), Kirkland’s Inc. ($1.8 million), and

Interline Brands, Inc. ($1.7 million). For the three months ended June 30, 2003 and 2002, we reversed previously recorded unrealized appreciation totaling $7.9 million and $2.1 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the three months ended June 30, 2003, primarily resulted from one transaction involving North American Archery, LLC ($2.1 million), and two transactions involving commercial mortgage loans ($2.0 million). For the three months ended June 30, 2003 and 2002, we reversed previously recorded unrealized depreciation totaling $4.7 million and $2.0 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2003, approximately 89% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

      As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS bonds, and CDO bonds and preferred shares. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

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

      Valuation Methodology — CMBS Bonds and CDO Bonds and Preferred Shares. CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model, which utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable market yields for similar CMBS bonds and CDO bonds and preferred shares. Our assumption with regard to discount rate is based on the yield of comparable securities. We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in estimates of future credit losses, actual losses incurred, or actual and estimated prepayment speeds. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed. We recognize unrealized appreciation or depreciation on our CMBS and CDO bonds and preferred shares as comparable yields in the market change and based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      For the portfolio, net change in unrealized appreciation or depreciation for the three months ended June 30, 2003 and 2002, consisted of the following:

	2003(1)	2002(1)
($ in millions)
Net unrealized appreciation or depreciation	$10.0	$31.7
Reversal of previously recorded unrealized appreciation associated with realized gains	(7.9)	(2.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	4.7	2.0

Net change in unrealized appreciation or depreciation	$6.8	$31.6

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result quarterly comparisons may not be meaningful.

     Our two most significant portfolio investments are in BLX and Hillman. The following is a simplified summary of the methodology that we used to determine the fair value of these investments.

      Business Loan Express, LLC. The most significant change in the value of our portfolio this quarter was in our investment in BLX, which increased in value by $50.5 million. BLX continues to make solid progress in its business. EBITM increased by 11.6% for the twelve months ended June 30, 2003, as compared to the twelve months ended June 30, 2002, adjusted for certain non-recurring expenses and the expense of equity appreciation rights. In addition, BLX has significantly strengthened its loan origination platform by increasing its preferred lender designation to 74 out of 79 SBA markets and as a result of the AIF acquisition.

      To determine the value of our investment in BLX at June 30, 2003, we performed four separate valuation analyses to determine its enterprise value: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. In arriving at the value of our investment, we estimated that the total enterprise value of BLX increased from $407 million at March 31, 2003, to $465 million at June 30, 2003. This results in a total value of the Class B and Class C equity interests of $262.7 million at June 30, 2003, as compared to a total value for the Class B and Class C equity interests of $207.2 million at March 31, 2003, or an increase of 27%.

      The 27% increase in the value of the Class B and Class C equity interests is a result of BLX’s continued progress as well as the fact that there has been an overall increase in the market valuations for financial services companies during the quarter. We benchmarked the valuation of BLX against a public comparable group consisting of six public financial services companies, and during this quarter the median trailing price to earnings ratio for this comparable group increased by 29% and the median forward price to earnings ratio for this comparable group increased by 52%. The increases in the comparable group market valuations indicate that the fair value of BLX has increased by current market standards.

      At a value of $262.7 million for the Class B and Class C equity interests, we are valuing BLX at a trailing price to pro-forma earnings ratio of approximately 10.5 times and on a forward projected price to pro-forma earnings ratio of approximately 9.4 times. The fair value of BLX’s Class B and Class C equity interests is at a multiple of investor cost basis of 1.6 times.

      The Hillman Companies, Inc. In performing our valuation analysis of Hillman at June 30, 2003, we determined normalized 2003 EBITDAM to be approximately $61.5 million. We believe the current enterprise value for Hillman is approximately $430.5 million, or 7.0 times 2003 normalized EBITDAM of $61.5 million. The multiple was determined by obtaining a range of multiples representing the multiple of enterprise value to EBITDA for comparable public companies and the multiple of enterprise value to EBITDA for acquisition transactions involving companies in Hillman’s peer group. From this market comparable analysis, we selected a 7.0 times multiple for our valuation. Using an enterprise value of $430.5 million, the value of our equity investment in Hillman is approximately $138.8 million, or $88.2 million greater than our cost basis of $50.6 million at June 30, 2003.

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 114.6 million and 103.4 million for the three months ended June 30, 2003 and 2002, respectively.

OTHER MATTERS

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2003 and 2002

      The following table summarizes our condensed operating results for the six months ended June 30, 2003 and 2002.

	For the Six
	Months Ended
	June 30,
				Percentage
	2003	2002	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$132,658	$127,665	$4,993	4%
Premiums from loan dispositions	2,758	1,659	1,099	66%
Fees and other income	14,928	26,260	(11,332)	(43)%

Total interest and related portfolio income	150,344	155,584	(5,240)	(3)%

Expenses
Interest	37,280	34,984	2,296	7%
Employee	17,379	16,309	1,070	7%
Administrative	9,498	7,861	1,637	21%

Total operating expenses	64,157	59,154	5,003	8%

Net investment income before income taxes	86,187	96,430	(10,243)	(11)%
Income tax benefit	(1,081)	—	(1,081)	**

Net investment income	87,268	96,430	(9,162)	(10)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	56,879	8,850	48,029	*
Net change in unrealized appreciation or depreciation	(64,334)	24,135	(88,469)	*

Total net gains (losses)	(7,455)	32,985	(40,440)	*

Net income	$79,813	$129,415	$(49,602)	(38)%

Diluted earnings per common share	$0.71	$1.26	$(0.55)	(44)%

Weighted average common shares outstanding — diluted	112,291	102,900	9,391	9%

*	Net realized gains and losses and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Net income results from total interest and related portfolio income earned, less total expenses incurred in our operations, plus or minus net gains or losses.

      Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions, and fees and other income.

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. Our interest-bearing investments in the portfolio increased by 5.7% to $1,899.3 million at June 30, 2003, from

$1,796.5 million at June 30, 2002. The weighted average yield on the interest-bearing investments in the portfolio at June 30, 2003 and 2002, was as follows:

($ in millions)	2003	2002

Interest-bearing portfolio	$1,899.3	$1,796.5
Portfolio yield	14.1%	13.8%

      Included in premiums from loan dispositions are prepayment premiums of $2.8 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available or a company may enter into a transaction that results in early repayment of their debt to us. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

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

      Fees and other income for the six months ended June 30, 2003 and 2002, included fees of $3.4 million and $10.6 million, respectively, related to structuring and diligence, fees of $1.2 million and $3.8 million, respectively, related to transaction and other services provided to portfolio companies, and fees of $9.9 million and $11.7 million, related to management services provided to portfolio companies, other advisory services and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period depending on the level and types of services provided. Points or loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Business Loan Express and Hillman are our most significant portfolio investments and together represented 19.0% of our total assets at June 30, 2003. Total interest and related portfolio income earned from these investments for the six months ended June 30, 2003 and 2002, was $27.5 million and $24.5 million, respectively. Total interest and related portfolio income earned from WyoTech for the six months ended June 30, 2002 was $3.6 million, which no longer occurred after the sale of the investment on July 1, 2002.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the six months ended June 30, 2003 and 2002, were attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit.

Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Six Months Ended
	June 30,

	2003	2002
($ in millions)
Total Outstanding Debt	$979.7	$1,009.0
Average Outstanding Debt	$927.0	$940.4
Weighted Average Cost	7.4%	7.2%
BDC Asset Coverage*	286%	256%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 116 and 103 at June 30, 2003 and 2002, respectively. We no longer provide loans to our employees to exercise stock options because of recent legislation. This was an important benefit to our employees and as a result, we are considering compensation alternatives and expect to have a new program in place by the end of 2003.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums, and various other expenses. The increase in administrative expenses as compared to the six months ended June 30, 2002, includes approximately $0.8 million from directors’ fees, legal and accounting fees, and consulting fees, and $0.8 million due to increased costs for corporate liability insurance.

      Income Tax Benefit. The Company’s wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the six months ended June 30, 2003, we recorded a tax benefit of $1.1 million as a result of AC Corp’s operating loss for the period.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses for the six months ended June 30, 2003 and 2002, were as follows:

	For the Six
	Months Ended
	June 30,

	2003	2002
($ in millions)
Realized gains	$61.3	$15.4
Realized losses	(4.4)	(6.5)

Net realized gains	$56.9	$8.9

      Realized gains and losses for the six months ended June 30, 2003, resulted from various private finance and commercial real estate finance transactions. Realized gains for the six months ended June 30, 2003, primarily resulted from transactions involving seven private finance portfolio companies, including Morton Grove Pharmaceuticals, Inc. ($8.4 million), CyberRep ($8.3 million), Woodstream Corporation ($6.6 million), Blue Rhino Corporation ($3.9 million), Kirkland’s Inc. ($3.0 million), GC-Sun Holdings II, LP ($2.5 million), and Interline Brands, Inc. ($1.7 million). In addition, gains were also realized on CMBS bonds ($24.6 million, net of a realized loss of $6.7 million from hedges related to the CMBS bonds sold). For the six months ended June 30, 2003 and 2002, we reversed previously recorded unrealized appreciation totaling $50.8 million and $7.3 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the six months ended June 30, 2003, primarily resulted from one transaction involving North American Archery, LLC ($2.1 million), and two transactions involving commercial mortgage loans ($2.0 million). For the six months ended June 30, 2003 and 2002, we reversed previously recorded unrealized depreciation totaling $4.9 million and $5.2 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology and how it affects the net change in unrealized appreciation or depreciation, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended June 30, 2003 and 2002.”

      For the portfolio, net change in unrealized appreciation or depreciation for the six months ended June 30, 2003 and 2002, consisted of the following:

	2003(1)	2002(1)
($ in millions)
Net unrealized appreciation or depreciation	$(18.4)	$26.2
Reversal of previously recorded unrealized appreciation associated with realized gains	(50.8)	(7.3)
Reversal of previously recorded unrealized depreciation associated with realized losses	4.9	5.2

Net change in unrealized appreciation or depreciation	$(64.3)	$24.1

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result year-to-date comparisons may not be meaningful.

     Net change in unrealized appreciation or depreciation for the six months ended June 30, 2003 included those discussed under the caption “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended June 30, 2003 and 2002.”

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 112.3 million and 102.9 million for the six months ended June 30, 2003 and 2002, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At June 30, 2003, we had $7.5 million in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. Our objective is to manage to a low cash balance and fund new originations with our revolving line of credit, and through the issuance of debt and equity securities.

Debt

      At June 30, 2003, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured long-term notes	$854.0	$854.0	7.2%
SBA debentures	101.8	94.5	8.1%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	961.5	954.2	7.3%
Revolving line of credit	462.5	25.5	11.7	%(2)

Total debt	$1,424.0	$979.7	7.4%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding.
(2)	The current interest rate payable on the revolving line of credit is 2.6%, which excludes the annual cost of commitment fees and other facility fees of $2.3 million.

      Unsecured Long-Term Notes. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five-or seven-year maturities, with maturity dates beginning in 2004. The notes require payment of interest only semi-annually, and all principal is due upon maturity. On May 14, 2003, we issued $153 million of five-year and $147 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 5.45% and 6.05%, respectively, and have substantially the same terms as our existing unsecured long-term notes. On May 30, 2003, $140 million of our existing unsecured long-term notes matured and we used the proceeds from the new long-term note issuance to repay this amount.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $113.4 million from the Small Business Administration. At June 30, 2003, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. We have a $462.5 million unsecured revolving line of credit that expires in April 2005, with the right to extend maturity for one additional year at our option under substantially similar terms. The revolving line of credit may be expanded through new or additional commitments up to $600 million at our option. As of June 30, 2003, $399.9 million remained unused and available, net of amounts committed for standby letters of credit of $37.1 million issued under the line of credit facility. Net repayments on the revolving line of credit for the six months ended

June 30, 2003, were $178.8 million. The credit facility bears interest at a rate equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. prime rate, or (iii) the Federal Funds rate plus 0.50% at our option. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2003, we were in compliance with these covenants.

      The following table shows our significant contractual obligations as of June 30, 2003.

		Payments Due By Year

							After
($ in millions)	Total	2003	2004	2005	2006	2007	2007

Notes payable and debentures:
Unsecured long-term notes	$854.0	$—	$214.0	$165.0	$175.0	$—	$300.0
Small Business Administration debentures	94.5	—	7.0	14.0	—	—	73.5
Overseas Private Investment Corporation loan	5.7	—	—	—	5.7	—	—
Revolving line of credit(1)	25.5	—	—	—	25.5	—	—
Operating Leases	19.7	1.3	2.7	2.7	2.6	2.5	7.9

Total contractual obligations	$999.4	$1.3	$223.7	$181.7	$208.8	$2.5	$381.4

(1)	The revolving line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our option. We assume that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of April 2006. At June 30, 2003, $399.9 million remains unused and available, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2003.

		Amount of Commitment Expiration Per Year

							After
($ in millions)	Total	2003	2004	2005	2006	2007	2007

Guarantees	$58.9	$0.4	$54.3	$0.4	$0.1	$0.1	$3.6
Standby letters of credit	37.1	—	—	4.5	32.6	—	—

Total commitments	$96.0	$0.4	$54.3	$4.9	$32.7	$0.1	$3.6

Equity Capital and Dividends

      Because we are a regulated investment company, we distribute our income and require external capital for growth. Because we are a business development company, we are limited in the amount of debt capital we may use to fund our growth, since we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings, or approximately a 1 to 1 debt to equity ratio. At June 30, 2003, our asset coverage for senior indebtedness was 286% and our debt to equity ratio was 0.59 to 1.00.

      To support our growth during the six months ended June 30, 2003 and 2002, we raised $145.1 million and $49.9 million, respectively, in new equity capital. In July 2003, we raised an additional $9.7 million in new equity capital. We issue equity from time to time when we have attractive investment opportunities. In addition, we raised $3.3 million and $3.1 million in new equity capital through the issuance of shares through our dividend reinvestment plan during the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, total shareholder’s equity had increased 6.8% to $1.7 billion.

      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. For the first, second and third quarters of 2003, the Board of Directors declared a dividend of $0.57 per common share. The third quarter dividend is payable on September 26, 2003, with a record date of September 12, 2003. Dividends are paid based on our taxable income, which includes our taxable interest and fee income as well as taxable net realized capital gains. Our Board of Directors evaluates whether to retain or distribute capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains to support future growth.

      Liquidity and Capital Resources. We plan to maintain a strategy of financing our business and related debt maturities with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. The need for private investment capital has increased in 2003 and we have funded new investments totaling $526.4 million for the six months ended June 30, 2003, as compared to $506.4 million for the year ended December 31, 2002. Although there can be no assurance that we will secure new investments, we plan to raise new debt and equity capital as appropriate to fund investment growth.

      Dividends to shareholders for the six months ended June 30, 2003 and 2002, were $127.5 million and $109.5 million, respectively. Cash flow from operations before new investments has historically been sufficient to finance our operating expenses and pay dividends to shareholders.

      We maintain a matched-funding philosophy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing, which may or may not result in temporary differences in the matching of estimated maturities. We evaluate our interest rate exposure on an ongoing basis. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      At June 30, 2003, our debt to equity ratio was 0.59 to 1.00 and our weighted average cost of funds was 7.4%. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $399.9 million on June 30, 2003. We believe that we have access to capital sufficient to fund our ongoing investment and operating activities.

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

        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and CDOs. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

        Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2003, approximately 89% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At June 30, 2003, the investment totaled $356.8 million at value, or 12.6% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $164.0 million revolving credit facility. The amount we have guaranteed at June 30, 2003, was $53.6 million. This guaranty can only be called in the event of a default by BLX. We have also provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2003, our asset coverage for senior indebtedness was 286%.

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

      At June 30, 2003, we had $979.7 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.4%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.6%.

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

      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes net realized long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

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

Item 4.  Controls and Procedures

      (a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      We are party to certain other legal proceedings incidental to the normal course of our business, including enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2003, we issued a total of 70,485 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.6 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 13, 2003, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

      1. Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

Ann Torre Grant	101,618,275	1,165,261
John I. Leahy	101,661,594	1,121,942
Alex J. Pollock	101,752,823	1,030,713
Guy T. Steuart II	96,455,856	6,327,680

      The following directors are continuing as directors of the Company for their respective terms - William L. Walton, Brooks H. Browne, John D. Firestone, Anthony T. Garcia, Lawrence I. Hebert, Laura W. van Roijen, Robert E. Long, and George C. Williams, Jr.

      2. Ratification of the selection of KPMG LLP to serve as independent public accounts for the year ending December 31, 2003. Votes were cast as follows:

For	Against	Abstain

101,681,526	704,400	397,610

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.6	Amendment and Consent Agreement, dated December 11, 2000, to the Amended and Restated Credit Agreement, dated May 17, 2000. (Incorporated by reference to Exhibit f.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.7	Sale and Servicing Agreement, dated as of January 1, 1998, among Allied Capital CMT, Inc., Allied Capital Commercial Mortgage Trust 1998-1, Allied Capital Corporation, LaSalle National Bank and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit f.7.a filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.8	Indenture, dated as of January 1, 1998, between Allied Capital Commercial Mortgage Trust 1998-1 and LaSalle National Bank. (Incorporated by reference to Exhibit f.7.b filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).

Exhibit
Number	Description

10.9	Amended and Restated Trust Agreement, dated January 1, 1998, between Allied Capital CMT, Inc., LaSalle National Bank Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit f.7.c filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.10	Guaranty, dated as of January 1, 1998, by Allied Capital. (Incorporated by reference to Exhibit f.7.d filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16	Amended and Restated Deferred Compensation Plan, dated December 30, 1998. (Incorporated by reference to Exhibit 10.11 to Allied Capital’s Form 10-K for the year ended December 31, 1998).
10.17	Amended to Deferred Compensation Plan, dated October 18, 2000. (Incorporated by reference to Exhibit i.2.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.18	Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated December 31, 2000. (Incorporated by reference to Exhibit i.5.a filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-43534) filed on January 19, 2001).
10.21	Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.22	Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.23	Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit i.8 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).

Exhibit
Number	Description

10.24	Employment Agreement, dated June 15, 2002, between Allied Capital and Thomas H. Westbrook and amended as of March 10, 2003. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-K for the year ended December 31, 2002).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *     Filed herewith.

(b) Reports on Form 8-K

      On April 18, 2003, we filed a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing that we had declared a dividend for the second quarter of 2003.

      On April 22, 2003, we filed a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended March 31, 2003.

      On April 24, 2003, we filed a Form 8-K pursuant to Item 5 reporting the issuance of a press release announcing that the United States District Court for the Southern District of New York had dismissed a consolidated securities class action lawsuit against us and certain of our officers.

      On July 21, 2003, we filed a Form 8-K pursuant to Item 9 reporting the issuance of a press release announcing that we had declared a dividend for the third quarter of 2003.

      On July 29, 2003, we filed a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: July 31, 2003	/s/ WILLIAM L. WALTON
---------------------------------------------------
William L. Walton
Chairman and Chief Executive Officer

/s/ PENNI F. ROLL
---------------------------------------------------
Penni F. Roll
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.