Form 10-Q
period 2003-09-30
ALLIED CAPITAL CORP
filed 2003-11-14
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

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

      On November 11, 2003, there were 125,662,365 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2003	2002

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2003-$732,578; 2002-$628,535)	$842,570	$710,587
Companies 5% to 25% owned (cost: 2003-$199,935; 2002-$219,124)	224,886	255,677
Companies less than 5% owned (cost: 2003-$895,888; 2002-$863,243)	741,252	776,951

Total private finance	1,808,708	1,743,215
Commercial real estate finance (cost: 2003-$789,370; 2002-$718,312)	792,350	744,952

Total portfolio at value	2,601,058	2,488,167

Deposits of proceeds from sales of borrowed Treasury securities	221,732	194,745
Accrued interest and dividends receivable	52,370	40,354
Other assets	64,668	59,867
Cash and cash equivalents	69,071	11,186

Total assets	$3,008,899	$2,794,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures	$954,200	$794,200
Revolving line of credit	—	204,250
Obligations to replenish borrowed Treasury securities	221,853	197,027
Accounts payable and other liabilities	51,259	45,771

Total liabilities	1,227,312	1,241,248

Commitments and contingencies

Preferred stock	6,000	7,000

Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 122,765,830 and 108,698,409 shares issued and outstanding at September 30, 2003, and December 31, 2002, respectively	12	11
Additional paid-in capital	1,854,253	1,547,183
Notes receivable from sale of common stock	(19,502)	(24,704)
Net unrealized appreciation (depreciation) on portfolio	(38,349)	39,411
Undistributed (distributions in excess of) earnings	(20,827)	(15,830)

Total shareholders’ equity	1,775,587	1,546,071

Total liabilities and shareholders’ equity	$3,008,899	$2,794,319

Net asset value per common share	$14.46	$14.22

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
(in thousands, except per share amounts)

	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$14,533	$10,125	$42,464	$28,972
Companies 5% to 25% owned	6,313	6,710	19,286	21,731
Companies less than 5% owned	58,049	50,789	149,803	144,586

Total interest and dividends	78,895	67,624	211,553	195,289

Premiums from loan dispositions
Companies more than 25% owned	33	—	141	—
Companies 5% to 25% owned	60	—	685	—
Companies less than 5% owned	2,430	392	4,455	2,051

Total premiums from loan dispositions	2,523	392	5,281	2,051

Fees and other income
Companies more than 25% owned	4,382	5,319	14,395	19,248
Companies 5% to 25% owned	229	734	459	1,149
Companies less than 5% owned	2,841	2,260	7,526	14,176

Total fees and other income	7,452	8,313	22,380	34,573

Total interest and related portfolio income	88,870	76,329	239,214	231,913

Expenses:
Interest	20,334	17,430	57,614	52,414
Employee	9,480	8,153	26,859	24,462
Administrative	5,897	5,052	15,395	12,913

Total operating expenses	35,711	30,635	99,868	89,789

Net investment income before income taxes	53,159	45,694	139,346	142,124
Income tax expense (benefit)	(449)	600	(1,530)	600

Net investment income	53,608	45,094	140,876	141,524

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(114)	60,063	1,200	59,433
Companies 5% to 25% owned	(5,895)	(700)	10,793	18
Companies less than 5% owned	(429)	(11,141)	38,448	(2,379)

Total net realized gains (losses)	(6,438)	48,222	50,441	57,072
Net change in unrealized appreciation or depreciation	(13,426)	(47,796)	(77,760)	(23,661)

Total net gains (losses)	(19,864)	426	(27,319)	33,411

Net increase in net assets resulting from operations	$33,744	$45,520	$113,557	$174,935

Basic earnings per common share	$0.28	$0.44	$0.99	$1.73

Diluted earnings per common share	$0.28	$0.44	$0.98	$1.70

Weighted average common shares outstanding — basic	118,855	102,327	113,985	101,329

Weighted average common shares outstanding — diluted	120,906	103,302	115,228	103,040

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2003	2002
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$140,876	$141,524
Net realized gains	50,441	57,072
Net change in unrealized appreciation or depreciation	(77,760)	(23,661)

Net increase in net assets resulting from operations	113,557	174,935

Shareholder distributions:
Common stock dividends	(196,159)	(166,823)
Preferred stock dividends	(155)	(165)

Net decrease in net assets resulting from shareholder distributions	(196,314)	(166,988)

Capital share transactions:
Sale of common stock	298,249	49,920
Issuance of common stock upon the exercise of stock options	3,674	13,290
Issuance of common stock in lieu of cash distributions	4,959	4,696
Net decrease in notes receivable from sale of common stock	5,202	672
Other	189	401

Net increase in net assets resulting from capital share transactions	312,273	68,979

Total increase in net assets	229,516	76,926
Net assets at beginning of period	1,546,071	1,352,123

Net assets at end of period	$1,775,587	$1,429,049

Net asset value per common share	$14.46	$13.95

Common shares outstanding at end of period	122,766	102,468

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2003	2002
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$113,557	$174,935
Adjustments
Portfolio investments	(664,814)	(353,026)
Repayments of investment principal	219,702	111,691
Proceeds from investment sales	281,826	213,474
Change in accrued or reinvested interest and dividends	(39,983)	(32,999)
Amortization of loan discounts and fees	(10,067)	(10,060)
Changes in other assets and liabilities	4,650	(13,264)
Depreciation and amortization	1,233	1,053
Gain on cashless exercise of warrants	(3,876)	—
Realized losses	14,228	36,282
Net change in unrealized appreciation or depreciation	77,760	23,661

Net cash provided by (used in) operating activities	(5,784)	151,747

Cash flows from financing activities:
Sale of common stock	298,249	49,920
Sale of common stock upon the exercise of stock options	3,674	10,909
Collections of notes receivable from sale of common stock	5,202	3,053
Common stock dividends and distributions paid	(194,382)	(162,127)
Preferred stock dividends paid	(155)	(165)
Borrowings under notes payable and debentures	300,000	—
Repayments on notes payable and debentures	(140,000)	(6,856)
Net repayments on revolving line of credit	(204,250)	(23,250)
Other financing activities	(4,669)	(490)

Net cash provided by (used in) financing activities	63,669	(129,006)

Net increase in cash and cash equivalents	57,885	22,741
Cash and cash equivalents at beginning of period	11,186	889

Cash and cash equivalents at end of period	$69,071	$23,630

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(3)	Loan	$4,395	$4,395
(Telecommunications)	Equity Interests	13,274	6,087
	Common Stock (1,145 shares)	27	—

Alaris Consulting, LLC	Loan	19,344	12,500
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan	25,751	25,751
(Healthcare Services)	Debt Securities	17,311	11,042
	Common Stock (7,956,704 shares)	1,000	—
	Guaranty ($1,415)

Avborne, Inc.	Loan	2,863	2,863
(Business Services)	Preferred Stock (12,500 shares)	14,138	2,300
	Common Stock (27,500 shares)	—	—
	Standby Letter of Credit ($6,978)

Business Loan Express, LLC	Loans	10,000	10,000
(Financial Services)	Debt Securities	38,976	38,976
	Class A Equity Interests	46,394	46,394
	Class B Equity Interests	53,111	94,586
	Class C Equity Interests	109,340	154,960
	Guaranty ($64,871 — See Note 3)
	Standby Letters of Credit ($25,550 — See Note 3)

The Color Factory, Inc.	Loan	14,239	7,007
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	—
	Common Stock (980,000 shares)	6,535	—

Foresite Towers, LLC	Equity Interests	18,522	17,561
(Tower Leasing)

Global Communications, LLC	Loan	2,349	2,349
(Business Services)	Debt Securities	16,969	16,969
	Preferred Equity Interest	14,067	18,020
	Options	1,639	1,639

Gordian Group, Inc.	Loan	9,155	9,155
(Business Services)	Common Stock (1,000 shares)	2,385	3,500

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	2,601
	Common Stock (1,451,380 shares)	4	—

The Hillman Companies, Inc.(2)	Debt Securities	43,456	43,456
(Consumer Products)	Common Stock (6,890,937 shares)	50,645	142,519

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

HMT, Inc.	Debt Securities	$9,157	$9,157
(Business Services)	Preferred Stock (554,052 shares)	2,303	2,303
	Common Stock (300,000 shares)	3,000	4,264
	Warrants	1,155	1,641

Housecall Medical Resources, Inc.	Loan	15,151	15,151
(Healthcare Services)	Preferred Stock (3,890,344 shares)	3,889	3,889
	Common Stock (864,000 shares)	86	10,600

Jakel, Inc.	Loan	1,624	1,624
(Industrial Products)	Debt Securities	7,551	7,551
	Preferred Stock (6,460 shares)	6,460	3,864
	Common Stock (158,061 shares)	9,347	—
	Standby Letter of Credit ($3,379)

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,423	825
(Business Services)	Equity Interest	295	—

MVL Group, Inc.	Loan	19,002	18,708
(Business Services)	Debt Securities	16,655	16,015
	Common Stock (648,661 shares)	643	—

Powell Plant Farms, Inc.	Loan	20,852	20,852
(Consumer Products)	Debt Securities	19,224	9,692
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan	3,079	3,079
(Consumer Products)	Debt Securities	10,140	10,140
	Preferred Stock (2,404,086 shares)	6,965	6,965
	Warrants	584	584
	Guaranty ($125)

Staffing Partners Holding	Debt Securities	5,589	5,589
Company, Inc.	Preferred Stock (414,600 shares)	4,968	3,058
(Business Services)	Common Stock (50,200 shares)	50	—
	Warrants	10	—

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,525	6,525
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	3,177

Sure-Tel, Inc.	Preferred Stock (1,000,000 shares)	1,000	1,000
(Consumer Services)	Common Stock (37,000 shares)	5,018	987

Total companies more than 25% owned		$732,578	$842,570

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$17,407	$17,407
(Consumer Products)	Preferred Stock (2,158 shares)	2,024	1,141
	Common Stock (1,400 shares)	140	—
	Warrants	—	—

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Blue Rhino Corporation(2)	Common Stock (1,070,179 shares)	$5,076	$11,858
(Consumer Products)

Border Foods, Inc.	Debt Securities	9,442	9,442
(Consumer Products)	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,810 shares)	45	71
	Warrants	665	1,059

CBA-Mezzanine Capital Finance, LLC	Loan	12,072	12,072
(Financial Services)

CorrFlex Graphics, LLC	Debt Securities	12,506	12,506
(Business Services)	Warrants	—	18,411
	Options	—	1,589

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,250
(Business Services)

EDM Consulting, LLC	Debt Securities	1,802	207
(Business Services)	Equity Interests	250	—

International Fiber Corporation	Debt Securities	22,771	22,771
(Industrial Products)	Common Stock (1,029,069 shares)	5,483	6,816
	Warrants	550	684

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,384	3,384
(Business Services)	Common Stock (123,929 shares)	142	—

Logic Bay Corporation	Common Stock (1,437,420 shares)	5,000	—
(Business Services)

Master Plan, Inc.	Loan	959	959
(Business Services)	Common Stock (156 shares)	42	—

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	2,084
(Business Services)

Nobel Learning Communities,	Debt Securities	9,838	9,838
Inc.(2)	Preferred Stock (1,214,356 shares)	2,764	2,764
(Education)	Warrants	575	166

Packaging Advantage Corporation	Debt Securities	14,320	14,320
(Business Services)	Common Stock (232,168 shares)	2,386	2,386
	Warrants	963	963

Professional Paint, Inc.	Loan	4,975	4,975
(Consumer Products)	Debt Securities	24,258	24,258
	Preferred Stock (15,000 shares)	22,156	22,156
	Common Stock (110,000 shares)	69	5,995

Progressive International	Debt Securities	3,975	3,975
Corporation	Preferred Stock (500 shares)	500	696
(Consumer Products)	Common Stock (197 shares)	13	550
	Warrants	—	—

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Sidarus Holdings, Inc.	Debt Securities	$4,977	$4,977
(Business Services)	Preferred Stock (98,000 shares)	1,014	1,014
	Common Stock (492,941 shares)	20	20
	Warrants	—	—

Total Foam, Inc.	Debt Securities	252	122
(Industrial Products)	Common Stock (164 shares)	10	—

Total companies 5% to 25% owned		$199,935	$224,886

Companies Less Than 5% Owned

ACE Products, Inc.	Loan	$17,164	$50
(Industrial Products)

Advantage Mayer, Inc.	Loan	6,668	6,668
(Business Services)	Debt Securities	10,637	10,637
	Warrants	382	1,556

Alderwoods Group, Inc.(2)	Common Stock (357,568 shares)	5,006	2,789
(Consumer Services)

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

Aviation Technologies, Inc.	Loan	20,009	20,009
(Industrial Products)

Bakery Chef, Inc.	Loans	19,161	19,161
(Consumer Products)

Benchmark Medical, Inc.	Debt Securities	13,464	13,464
(Healthcare Services)	Warrants	18	117

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	3,166	3,052
(Private Equity Fund)

Candlewood Hotel Company(2)	Preferred Stock (3,250 shares)	3,189	546
(Hospitality)

Clif Bar, Inc.	Loan	24,912	24,912
(Consumer Products)

Colibri Holding Corporation	Debt Securities	3,498	3,498
(Consumer Products)	Preferred Stock (237 shares)	300	388
	Common Stock (3,362 shares)	1,250	679
	Warrants	290	158

Component Hardware Group, Inc.	Debt Securities	11,675	11,675
(Industrial Products)	Preferred Stock (18,000 shares)	2,359	2,359
	Common Stock (2,000 shares)	200	750

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Cooper Natural Resources, Inc.	Loan	$299	$299
(Industrial Products)	Debt Securities	1,993	1,993
	Preferred Stock (6,316 shares)	1,427	1,427
	Warrants	832	405

Coverall North America, Inc.	Loan	13,804	13,804
(Business Services)	Debt Securities	7,148	7,148

CTT Holdings	Loan	1,250	1,250
(Consumer Products)

Drilltec Patents & Technologies	Loan	10,918	—
Company, Inc.	Debt Securities	1,500	—
(Industrial Products)

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	3,125	—
(Private Equity Fund)

Elexis Beta GmbH(3)	Options	426	289
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Debt Securities	8,852	—
(Business Services)	Warrants	1,157	—

Executive Greetings, Inc.	Debt Securities	18,830	50
(Business Services)	Warrants	360	—

Fairchild Industrial Products	Debt Securities	5,954	3,534
Company	Warrants	280	—
(Industrial Products)

Frozen Specialties, Inc.	Debt Securities	10,144	10,144
(Consumer Products)	Warrants	435	435

Galaxy American	Loan	501	501
Communications, LLC	Debt Securities	49,703	12,211
(Broadcasting & Cable)	Options	—	—
	Standby Letter of Credit ($37)

Garden Ridge Corporation	Debt Securities	27,271	25,000
(Retail)	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

Gibson Guitar Corporation	Debt Securities	18,559	18,559
(Consumer Products)	Warrants	525	2,000

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	635
	Warrants	—	1,440

Grant Broadcasting Systems II	Warrants	87	3,000
(Broadcasting & Cable)

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	$3,599	$2,621
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,927	27,927
(Consumer Products)	Common Stock (200,000 shares)	2,000	899
	Warrants	2,613	1,174

Haven Eldercare of New England, LLC	Loans	41,646	42,689
(Healthcare Services)

Headwaters Incorporated(2)	Loan	9,961	9,961
(Industrial Products)

Healthmarket, Inc.	Debt Securities	9,704	9,704
(Health Insurance)	Warrants	440	440

Hotelevision, Inc.	Common Stock (315 shares)	315	—
(Broadcasting & Cable)

Icon International, Inc.	Common Stock (9,394 shares)	1,219	947
(Business Services)

Impact Innovations Group, LLC	Debt Securities	7,278	50
(Business Services)	Warrants	1,674	—

Insight Pharmaceuticals Corporation	Loan	10,007	10,007
(Consumer Products)

Intellirisk Management Corporation	Loan	24,005	24,005
(Business Services)

Interline Brands, Inc.	Preferred Stock (199,313 shares)	1,849	1,849
(Business Services)	Common Stock (15,615 shares)	139	—
	Warrants	1,181	—

JRI Industries, Inc.	Debt Securities	1,545	1,545
(Industrial Products)	Warrants	74	39

Julius Koch USA, Inc.	Warrants	259	3,000
(Industrial Products)

Kirker Enterprises, Inc.	Equity Interest	4	4
(Industrial Products)	Warrants	348	3,501

Love Funding Corporation	Preferred Stock (26,000 shares)	359	359
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	930
(Industrial Products)	Warrants	—	—

MedAssets, Inc.	Debt Securities	16,685	16,685
(Business Services)	Preferred Stock (229,806 shares)	2,049	2,049
	Warrants	136	—

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Mid-Atlantic Venture Fund IV, L.P.(4)	Limited Partnership Interest	$4,725	$2,500
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Mogas Energy, LLC	Debt Securities	16,711	16,711
(Energy Services)	Warrants	1,774	1,774

Norstan Apparel Shops, Inc.	Debt Securities	11,872	11,872
(Retail)	Common Stock (29,622 shares)	4,750	2,373
	Warrants	655	327

Northeast Broadcasting Group, L.P.	Debt Securities	222	222
(Broadcasting & Cable)

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	1,020	771
(Private Equity Fund)

Nursefinders, Inc.	Debt Securities	11,293	11,293
(Healthcare Services)	Warrants	900	780

Oahu Waste Services, Inc.	Debt Securities	8,315	8,315
(Business Services)	Stock Appreciation Rights	239	295

Onyx Television GmbH (3)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(2)	Debt Securities	14,401	14,401
(Business Services)	Warrants	996	800

Oriental Trading Company, Inc.	Equity Interests	1,500	4,000
(Consumer Products)

Polaris Pool Systems, Inc.	Debt Securities	10,948	10,948
(Consumer Products)	Warrants	1,145	1,145

Prosperco Finanz Holding AG(3)	Convertible Debentures	7,802	5,000
(Financial Services)	Common Stock (1,528 shares)	1,059	—
	Warrants	—	—

Resun Leasing, Inc.	Loan	30,000	30,000
(Business Services)

Simula, Inc.(2)	Loan	19,769	19,769
(Industrial Products)

SmartMail, LLC	Loan	3,744	3,744
(Business Services)	Debt Securities	4,471	4,471
	Equity Interests	1,070	1,070
	Warrants	3	3

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Soff-Cut Holdings, Inc.	Debt Securities	$9,809	$9,809
(Industrial Products)	Preferred Stock (300 shares)	300	300
	Common Stock (2,000 shares)	200	—

Spa Lending Corporation	Preferred Stock (28,672 shares)	437	321
(Recreation)

Startec Global Communications	Loan	25,715	25,715
Corporation(2)	Debt Securities	20,670	—
(Telecommunications)

SunStates Refrigerated Services, Inc.	Loans	4,517	1,500
(Warehouse Facilities)	Debt Securities	2,445	—

Sydran Food Services II, L.P.	Debt Securities	12,973	50
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

Tubbs Snowshoe Company, LLC	Debt Securities	4,164	4,164
(Consumer Products)	Equity Interests	500	500
	Warrants	54	54

United Pet Group, Inc.	Debt Securities	9,157	9,157
(Consumer Products)	Warrants	85	439

United Site Services, Inc.	Loan	15,029	15,029
(Business Services)

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	1,705	1,984
(Private Equity Fund)

U.S. Security Holdings, Inc.	Debt Securities	24,195	24,195
(Business Services)	Warrants	826	2,000

Venturehouse-Cibernet Investors, LLC	Equity Interest	34	34
(Business Services)

Venturehouse Group, LLC(4)	Equity Interest	1,000	242
(Private Equity Fund)

Vertex Aerospace, LLC	Debt Securities	5,330	5,330
(Business Services)	Equity Interest	—	400

VICORP Restaurants, Inc.	Debt Securities	23,890	23,890
(Retail)	Warrants	33	33

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,246	416
(Private Equity Fund)

Warn Industries, Inc.	Debt Securities	4,472	4,472
(Consumer Products)	Warrants	1,429	8,284

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2003

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Weston Solutions, Inc.	Loan	$12,192	$12,192
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities	16,953	16,953
(Retail)	Warrants	735	541

Wilton Industries, Inc.	Loan	9,600	9,600
(Consumer Products)

Woodstream Corporation	Loan	249	249
(Consumer Products)	Debt Securities	16,422	16,422
	Common Stock (180 shares)	1,800	1,800
	Warrants	587	587

Total companies less than 5% owned		$895,888	$741,252

Total private finance (120 portfolio companies)		$1,828,401	$1,808,708

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			September 30, 2003

	Stated		(unaudited)
(in Thousands)	Interest	Face	Cost	Value

Commercial Real Estate Finance
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$47,103	$26,221	$24,413
Morgan Stanley Capital I, Series 1999-RM1	6.4%	29,629	9,658	9,658
COMM 1999-1	5.7%	62,163	31,252	33,884
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	28,595	14,140	11,114
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	44,635	13,787	13,787
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,346	5,054	6,917
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,757	1,770
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,545	5,396	6,325
FUNB CMT, Series 1999-C4	6.5%	22,887	7,800	6,399
Heller Financial, HFCMC Series 2000 PH-1	6.6%	25,767	8,753	8,753
SBMS VII, Inc., Series 2000-NL1	7.2%	9,214	4,535	3,878
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	24,328	9,484	10,366
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	17,922	4,937	3,166
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	17,484	3,878	5,024
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	21,805	8,491	8,569
JP Morgan-CIBC-Deutsche 2001	5.8%	25,370	6,822	6,822
Lehman Brothers-UBS Warburg 2001-C2	6.4%	22,756	6,567	6,567
SBMS VII, Inc., Series 2001-C1	6.1%	23,049	5,618	5,618
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,228	6,384	6,384
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	21,456	5,207	5,207
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	24,493	5,816	5,816
SBMS VII, Inc., Series 2001-C2	6.2%	21,619	5,850	5,850
FUNB CMT, Series 2002-C1	6.0%	28,303	11,711	12,162
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	50,631	25,062	28,746
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	40,573	20,204	22,271
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	50,047	22,655	23,446
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	27,858	13,171	13,837
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	50,896	22,200	22,435
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	39,543	19,249	19,501
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2003-ML1	4.9%	15,946	12,357	12,694
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	69,680	37,884	38,811
GE Commercial Mortgage Corporation 2003-C1	5.1%	20,389	16,067	16,836
COMM 2003-LNB1	4.4%	36,803	14,742	14,660
Wachovia Bank Commercial Mortgage Trust, Series 2003-C5	4.3%	61,202	27,613	27,414
GE Commercial Mortgage Corporation, Series 2003-C2	5.1%	8,873	7,098	7,466
LB-UBS Commercial Mortgage Trust 2003-C5	4.9%	10,327	8,051	8,300
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CPN1	4.8%	11,850	9,261	9,815
GMAC Commercial Mortgage Securities, Inc., Series 2003-C2	5.5%	77,441	41,268	43,120
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-C4	5.3%	7,369	5,508	5,791

Total commercial mortgage-backed securities (39 issuances)		$1,169,728	$511,508	$523,592

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

	September 30, 2003

	(unaudited)
(in Thousands)	Cost	Value

Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)	$22,852	$22,852
Crest 2002-1, Ltd.(3)	23,894	23,894
Crest 2002-IG, Ltd.(3)	4,668	4,668
Crest Clarendon Street 2002-1, Ltd.(3)	1,017	1,017
Crest 2003-1, Ltd.(3)	112,538	112,349

Total collateralized debt obligations	$164,969	$164,780

	Interest	Number of
	Rate Ranges	Loans

Commercial Mortgage Loans
	Up to 6.99%	15	$12,644	$13,551
	7.00%–8.99%	13	26,010	25,450
	9.00%–10.99%	7	32,199	31,592
	11.00%–12.99%	9	13,127	10,145
	13.00%–14.99%	3	3,567	2,155
	15.00% and above	2	2,605	2,605

Total commercial mortgage loans		49	$90,152	$85,498

Real Estate Owned			17,419	13,497

Equity Interests (Guarantees — $2,748)			5,322	4,983

Total commercial real estate finance			$789,370	$792,350

Total portfolio			$2,617,771	$2,601,058

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the nine months ended September 30, 2003 and 2002 is unaudited)

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002, and changes in net assets and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the operating results to be expected for the full year.

      The private finance portfolio and the interest and related portfolio income and net realized gains (losses) earned on the private finance portfolio are presented in three categories: companies more

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

Valuation Of Portfolio Investments

      The Company, as a BDC, invests in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

Loans and Debt Securities

      For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s working capital needs. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

Equity Securities

      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined values are generally discounted to account for restrictions on resale and minority ownership positions.

      The value of the Company’s equity interests in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

      Dividend income is recorded on preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”)

      CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares. The Company recognizes unrealized appreciation or depreciation on its CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      The Company recognizes income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed.

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

Financing Costs

      Debt financing costs are based on actual costs incurred in obtaining debt financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs associated with the issuance of common stock, such as underwriting, accounting and legal fees, and printing costs are recorded as a reduction to the proceeds from the sale of common stock.

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

Stock Compensation Plans

      At September 30, 2003 and 2002, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$33,744	$45,520	$113,557	$174,935
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,043)	(1,779)	(10,121)	(5,410)

Pro forma net increase in net assets resulting from operations	31,701	43,741	103,436	169,525
Less preferred stock dividends	(45)	(55)	(155)	(165)

Pro forma net income available to common shareholders	$31,656	$43,686	$103,281	$169,360

Basic earnings per common share:
As reported	$0.28	$0.44	$0.99	$1.73
Pro forma	$0.27	$0.43	$0.91	$1.67
Diluted earnings per common share:
As reported	$0.28	$0.44	$0.98	$1.70
Pro forma	$0.26	$0.42	$0.90	$1.64

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

pricing model, with the following weighted average assumptions for options granted during the three and nine months ended September 30, 2003 and 2002:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002(1)	2003	2002

Risk-free interest rate	3.2%	—	2.7%	4.5%
Expected life	5.0	—	5.0	5.0
Expected volatility	38.1%	—	38.8%	39.7%
Dividend yield	8.9%	—	8.9%	8.5%
Weighted average fair value per option	$3.67	—	$3.35	$4.82

(1)	There were no stock options granted during the three months ended September 30, 2002.

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

      The consolidated financial statements include portfolio investments at value of $2.6 billion and $2.5 billion at September 30, 2003, and December 31, 2002, respectively. At September 30, 2003, and December 31, 2002, 86% and 88%, respectively, of our total assets represented investments whose fair values have been determined by the board of directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance on how an

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

entity classifies and measures such instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at adoption date. The Company has adopted this statement as discussed in Note 6 and this adoption did not have a significant effect on the Company’s financial position or its results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, which provides new guidance on the consolidation of certain entities defined as variable interest entities. FIN No. 46 specifies that any enterprise subject to SEC Regulation S-X Rule 6-03(c)(1) shall not consolidate any entity that is not also subject to the same rule. The Company is subject to Rule 6-03(c)(1), therefore FIN No. 46 does not apply to its portfolio investments.

Note 3. Portfolio

  Private Finance

      At September 30, 2003, and December 31, 2002, the private finance portfolio consisted of the following:

	2003				2002

	Cost	Value	Yield		Cost	Value	Yield
($ in thousands)
Loans and debt securities	$1,339,131	$1,158,745	15.3	% (1)	$1,272,401	$1,151,256	14.4	% (1)
Equity interests	489,270	649,963			438,501	591,959

Total	$1,828,401	$1,808,708			$1,710,902	$1,743,215

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At September 30, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the yield includes dividends earned on these equity interests. The weighted average yield is computed as of the balance sheet date.

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

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At September 30, 2003, and December 31, 2002, approximately 97% and 95%, respectively, of the Company’s loans and debt securities had fixed interest rates.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The Company may acquire more than 50% of the common stock or equity interests of a portfolio company in a control buyout transaction. The Company’s most significant investments acquired through control buyout transactions both at September 30, 2003, and December 31, 2002, were Business Loan Express, LLC and The Hillman Companies, Inc.

      At September 30, 2003, and December 31, 2002, the Company had an investment at value totaling $344.9 million and $256.8 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. During the first quarter of 2003, the Company invested $50 million in BLX in the form of a $25 million short-term line of credit and $25 million of preferred equity in connection with BLX’s acquisition of $128 million in assets from Amresco Independence Funding, Inc. BLX also completed its corporate reorganization to a limited liability company during the first quarter of 2003 by merging BLX, Inc. into BLX, LLC. Prior to this transaction, BLX converted $43 million of the Company’s subordinated debt to preferred stock in BLX, Inc., which was exchanged upon the merger for Class A equity interests of BLX, LLC. In addition, as part of the merger, the Company exchanged its existing preferred stock and common equity investments in BLX, Inc. for similar classes of members’ equity in BLX, LLC represented by Class B and Class C equity interests, respectively. At September 30, 2003, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders.

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

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $42 million. At September 30, 2003, the Company has considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) on BLX’s three-year unsecured $169.0 million revolving credit facility that matures in March 2004. The amount guaranteed by the Company at September 30, 2003, was $64.9 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at September 30,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

2003. At September 30, 2003, the Company had also provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million. In consideration for providing the guaranty and the three standby letters of credit, BLX paid the Company fees of $2.9 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. BLX is headquartered in New York, NY.

      At September 30, 2003, and December 31, 2002, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $186.0 million and $180.5 million at value, respectively. At September 30, 2003, the Company owned 96.8% of Hillman’s common stock. The Company’s common stock ownership is subject to dilution by management options. Hillman is a leading manufacturer of key making equipment and distributor of key blanks, fasteners, signage, and other small hardware components and operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers, and mass merchants. Hillman has certain patent-protected products including key duplication technology that is important to its business. Hillman’s primary operations are located in Cincinnati, Ohio.

      Total interest and related portfolio income earned from the Company’s investments in BLX and Hillman for the nine months ended September 30, 2003 and 2002, was $40.0 million and $36.9 million, respectively.

      At September 30, 2003, and December 31, 2002, loans and debt securities in workout status (classified as Grades 4 and 5 under the Company’s internal grading system) that were not accruing interest were as follows at value:

	2003	2002
(in thousands)
Companies more than 25% owned	$21,093	$9,709
Companies 5% to 25% owned	330	411
Companies less than 5% owned	22,946	65,931

Total	$44,369	$76,051

      In addition to Grade 4 and 5 assets that are in workout, the Company may not accrue interest on loans and debt securities to companies that are more than 50% owned by the Company depending on such company’s working capital needs and, therefore, the Company may defer current debt service. Loans and debt securities to such companies totaled $49.3 million and $63.6 million at value at September 30, 2003, and December 31, 2002, respectively. In addition, loans to companies that are less than 50% owned by the Company and were not in workout but were not accruing interest totaled $3.4 million and $7.2 million at value at September 30, 2003, and December 31, 2002, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The industry and geographic compositions of the private finance portfolio at value at September 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Industry
Consumer products	30%	34%
Business services	22	25
Financial services	20	16
Industrial products	8	9
Healthcare services	8	6
Retail	5	4
Telecommunications	2	2
Education	1	1
Broadcasting & cable	1	1
Other	3	2

Total	100%	100%

Geographic Region
Mid-Atlantic	38%	33%
Midwest	25	30
West	17	15
Southeast	15	17
Northeast	4	4
International	1	1

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

  Commercial Real Estate Finance

      At September 30, 2003, and December 31, 2002, the commercial real estate finance portfolio consisted of the following:

	2003			2002

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$511,508	$523,592	12.9%	$523,671	$555,519	14.2%
Collateralized debt obligation bonds and preferred shares	164,969	164,780	16.9%	52,818	52,818	17.2%
Loans	90,152	85,498	8.7%	66,546	63,707	7.5%
Residual interest	—	—		69,335	69,035	9.4%
Real estate owned	17,419	13,497		5,942	3,873
Equity interests	5,322	4,983		—	—

Total	$789,370	$792,350		$718,312	$744,952

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest- bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     CMBS Bonds. At September 30, 2003, and December 31, 2002, CMBS bonds consisted of the following:

	2003	2002
($ in thousands)
Face	$1,169,728	$1,173,194
Original issue discount	(658,220)	(649,523)

Cost	$511,508	$523,671

Value	$523,592	$555,519

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The underlying rating classes of the CMBS bonds at cost and value at September 30, 2003, and December 31, 2002, were as follows:

	2003			2002

			Percentage of			Percentage of
	Cost	Value	Total Value	Cost	Value	Total Value
($ in thousands)
BB+	$106,952	$113,327	21.7%	$45,609	$49,811	9.0%
BB	72,943	77,217	14.7	34,603	39,011	7.0
BB-	36,693	39,420	7.5	19,629	22,030	4.0
B+	43,758	43,542	8.3	109,235	121,038	21.8
B	34,755	34,786	6.7	131,309	141,998	25.6
B-	82,498	82,736	15.8	83,493	83,493	15.0
CCC+	15,736	15,510	3.0	—	—	—
CCC	13,377	11,255	2.1	8,634	8,634	1.5
CCC-	3,129	2,866	0.5	—	—	—
Unrated	101,667	102,933	19.7	91,159	89,504	16.1

Total	$511,508	$523,592	100.0%	$523,671	$555,519	100.0%

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At September 30, 2003, the Company’s CMBS bonds were subordinate to 87% to 99% of the tranches of bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of interest and principal, the Company invests in these CMBS bonds at a significant discount from the face amount of the bonds.

      At September 30, 2003, and December 31, 2002, the Company held CMBS bonds in 39 and 27 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS issuances consisted of the following at September 30, 2003, and December 31, 2002:

	2003	2002
($ in millions)
Approximate number of loans and REO properties(1)	5,900	4,500
Total outstanding principal balance	$39,475	$24,974
Loans over 30 days delinquent or classified as REO properties(2)	0.9% (3)	1.0% (3)

(1)	Includes approximately 17 and 12 REO properties obtained through the foreclosure of commercial mortgage loans at September 30, 2003, and December 31, 2002, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At September 30, 2003, and December 31, 2002, the Company’s investments included bonds in the first loss, unrated bond class in 33 and 27 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.1% and 1.0% of the total outstanding principal balance at September 30, 2003, and December 31, 2002, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

     The property types and the geographic composition of the underlying mortgage loans and REO properties in the underlying collateral pools for all CMBS issuances calculated using the outstanding principal balance at September 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Retail	35%	32%
Housing	25	27
Office	24	21
Industrial Real Estate	5	7
Hospitality	4	6
Other	7	7

Total	100%	100%

Geographic Region
West	30%	31%
Mid-Atlantic	26	25
Midwest	23	22
Southeast	16	17
Northeast	5	5

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS bonds that are a result of the general condition of the real estate market (including vacancies, rental rates and tenant credit quality) and changes in market rental rates. The initial yield on each CMBS bond has been computed assuming an approximate 1% loss rate on its underlying collateral mortgage pool, with the estimated losses being assumed to occur in three equal installments in years three, six, and nine. As each CMBS bond ages, the amount of losses and the expected timing of recognition of such losses will be updated, and the respective yield will be adjusted as necessary. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

      At September 30, 2003, and December 31, 2002, the unamortized discount related to the CMBS bond portfolio was $658.2 million and $649.5 million, respectively. At September 30, 2003, the Company has set aside $282.9 million of this unamortized discount to absorb potential future losses, and therefore, the yield on the CMBS bonds of 12.9% assumes that this amount will not be amortized. At September 30, 2003, and December 31, 2002, CMBS bonds with a value of $14.0 million and $28 thousand, respectively, were not accruing interest.

      Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At September 30, 2003, the Company owned BBB rated bonds in one CDO totaling $21.5 million at value and preferred shares in five CDOs totaling $143.3 million at value. The BBB rated bonds and preferred shares of the five CDOs in which the Company has invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. The CDO investments are secured by investment grade unsecured debt issued by various real estate investment trusts (“REITs”) and investment and non-investment grade CMBS bonds. Cash flow from the underlying REIT debt and CMBS bonds generally is allocated first to the senior bond tranches in order of priority, with the most

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

senior tranches having a priority right to the cash flow. Then, any remaining cash flow is generally distributed to the preferred shareholders. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At September 30, 2003, the Company’s BBB bonds in the CDO were subordinate to 61% of the more senior tranches of debt issued in the CDO transaction and the preferred shares in the CDOs were subordinate to 90% to 98% of the more senior tranches of debt issued in the various CDO transactions.

      The investment grade REIT collateral in the CDOs consists of debt with a an original underwritten balance of $1.2 billion and was issued by 39 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions (“CMBS Collateral”). Included in the CMBS Collateral for the CDOs are CMBS bonds with a face amount of $793.7 million that are senior in priority of repayment to certain lower rated CMBS bonds held by the Company, which were issued in 27 separate CMBS transactions.

      The initial yields on the CDO bonds and preferred shares are based on the estimated future cash flows from the assets in the underlying collateral pool to be paid to these CDO classes. As each CDO bond and preferred share ages, the estimated future cash flows will be updated based on the performance of the collateral, and the respective yield will be adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events which may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

      As of September 30, 2003, the Company acted as the disposition consultant with respect to four of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. As of September 30, 2002, the Company acted as the disposition consultant with respect to three of the CDOs. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the nine months ended September 30, 2003 and 2002, these fees totaled $864 thousand and $322 thousand, respectively.

      Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2003, approximately 92% and 8% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of December 31, 2002, approximately 84% and 16% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2003, and December 31, 2002, loans with a value of $7.2 million and $13.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

      Equity interests consist primarily of equity securities issued by privately owned companies that invest in single real estate properties. These equity interests may be subject to restrictions on their resale and may otherwise be illiquid. Equity interests generally do not produce a current return, but are generally held in anticipation of investment appreciation and ultimate realized gain on sale.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at September 30, 2003, and December 31, 2002, were as follows:

	2003	2002

Property Type
Hospitality	40%	23%
Office	21	20
Retail	20	21
Healthcare	10	15
Housing	4	8
Other	5	13

Total	100%	100%

Geographic Region
Southeast	37%	40%
Midwest	26	12
West	23	20
Mid-Atlantic	8	17
Northeast	6	11

Total	100%	100%

  Residual Interest. At December 31, 2002, the Company had $68.8 million at cost and value of residual interest and $0.5 million at cost and $0.2 million at value of residual interest spread.

      The residual interest primarily consisted of a retained interest from a 1998 asset securitization. At March 31, 2003, one class of bonds rated AAA was outstanding, totaling $6.0 million. During April 2003, the call provision was exercised and, accordingly, the bondholders were repaid in full and the remaining available cash, loans, and real estate owned of the trust were subsequently returned to the Company as payment on the residual interest. Therefore, the cost and value were zero at September 30, 2003.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

      At September 30, 2003, and December 31, 2002, the Company had the following debt:

	2003			2002

			Annual			Annual
	Facility	Amount	Interest	Facility	Amount	Interest
	Amount	Drawn	Cost(1)	Amount	Drawn	Cost(1)
(in thousands)
Notes payable and debentures:
Unsecured long-term notes payable	$854,000	$854,000	7.2%	$694,000	$694,000	7.7%
SBA debentures	101,800	94,500	8.1%	101,800	94,500	8.2%
OPIC loan	5,700	5,700	6.6%	5,700	5,700	6.6%

Total notes payable and debentures	961,500	954,200	7.3%	801,500	794,200	7.8%
Revolving line of credit	462,500	—	— (2)	527,500	204,250	3.7	%(2)

Total debt	$1,424,000	$954,200	7.5% (3)	$1,329,000	$998,450	6.9	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The stated interest rate payable on the revolving line of credit was 2.7% at December 31, 2002, which excluded the annual cost of commitment fees and other facility fees of $2.0 million. There were no amounts drawn on the revolving line of credit at September 30, 2003. The annual cost of commitment fees and other facility fees on the revolving line of credit is currently $2.4 million.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date.

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At September 30, 2003, the notes had remaining maturities of one year to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

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

      SBA Debentures. At September 30, 2003, and December 31, 2002, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 8.2%. At September 30, 2003, the debentures had remaining maturities of one to nine years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At September 30, 2003, the Company had a commitment from the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at September 30, 2003, were as follows:

Amount Maturing
Year	(in thousands)

2003	$—
2004	221,000
2005	179,000
2006	180,700
2007	—
Thereafter	373,500

Total	$954,200

Revolving Line of Credit

      On April 18, 2003, the Company renewed its unsecured revolving line of credit. The committed amount under the renewed facility is $462.5 million and may be expanded through new or additional commitments up to $600 million at the Company’s option. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option. The facility bears interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. There were no amounts drawn on the revolving line of credit at September 30, 2003. The stated interest rate was 2.7% at December 31, 2002, and the facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees is currently $2.4 million. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      The average debt outstanding on the revolving line of credit was $55.4 million and $68.3 million for the nine months ended September 30, 2003, and the year ended December 31, 2002, respectively. The maximum amount borrowed under this facility and the weighted average stated interest rate for the nine months ended September 30, 2003, and the year ended December 31, 2002, were $208.8 million and $216.5 million, and 2.6% and 3.2%, respectively. As of September 30, 2003, the amount available under the revolving line of credit was $426.6 million, net of amounts committed for standby letters of credit of $35.9 million issued under the credit facility.

      The Company has various financial and operating covenants required by the revolving line of credit and the notes payable and debentures. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2003, the Company was in compliance with these covenants.

Note 5. Guarantees

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. As of September 30, 2003, and December 31, 2002, the Company had issued guarantees of debt, rental

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees, continued

obligations, lease obligations and severance obligations aggregating $70.3 million and $54.6 million, respectively, and had extended standby letters of credit aggregating $35.9 million and $11.3 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments was $106.2 million and $65.9 million at September 30, 2003, and December 31, 2002, respectively. At September 30, 2003, and December 31, 2002, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

      As of September 30, 2003, the guarantees and standby letters of credit expire as follows:

	Total	2003	2004	2005	2006	2007	After 2007
(in millions)
Guarantees	$70.3	$0.2	$65.6	$0.5	$0.2	$0.2	$3.6
Standby letters of credit	35.9	—	—	3.4	32.5	—	—

Total	$106.2	$0.2	$65.6	$3.9	$32.7	$0.2	$3.6

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

      In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (SFAS No. 150) the Company has reclassified the 10,000 shares of $100 par value, 4% redeemable cumulative preferred securities to other liabilities on the accompanying consolidated balance sheet. Accordingly, the Company has also recorded the associated dividends as interest expense on the accompanying consolidated statement of operations beginning with the quarter ended September 30, 2003. The effect of this change in accounting principle was not material to the financial results or the results of operations of the Company. Also, in accordance with SFAS No. 150, no previously reported amounts have been reclassified.

Note 7. Shareholders’ Equity

      Sales of common stock for the nine months ended September 30, 2003 and 2002, were as follows:

	For the Nine Months
	Ended September 30,

	2003	2002
(in thousands)
Number of common shares	13,670	1,946
Gross proceeds	$312,845	$51,800
Less costs, including underwriting fees	(14,596)	(1,880)

Net proceeds	$298,249	$49,920

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity, continued

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

      Dividend reinvestment plan activity for the nine months ended September 30, 2003 and 2002, was as follows:

	For the Nine Months
	Ended September 30,

	2003	2002
(in thousands, except per share amounts)
Shares issued	219	203
Average price per share	$22.62	$23.12

Note 8. Earnings Per Common Share

      Earnings per common share for the three and nine months ended September 30, 2003 and 2002, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$33,744	$45,520	$113,557	$174,935
Less preferred stock dividends	(45)	(55)	(155)	(165)

Income available to common shareholders	$33,699	$45,465	$113,402	$174,770

Weighted average common shares outstanding — basic	118,855	102,327	113,985	101,329
Dilutive options outstanding to officers	2,051	975	1,243	1,711

Weighted average common shares outstanding — diluted	120,906	103,302	115,228	103,040

Basic earnings per common share	$0.28	$0.44	$0.99	$1.73

Diluted earnings per common share	$0.28	$0.44	$0.98	$1.70

Note 9. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid dividends of $0.57 per common share for each of the first, second, and third quarters of 2003. The dividends totaled $68.7 million and $196.2 million for the three and nine months ended September 30, 2003, respectively. The Company declared an extra cash dividend of $0.03 per share during 2002 and this was paid to shareholders on January 9, 2003. The Company paid dividends to common shareholders of $57.3 million and $166.8 million for the three and nine months ended September 30, 2002, respectively.

      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the fourth quarter of 2003.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 2003 and 2002, the Company paid $42.3 million and $40.6 million, respectively, for interest. For the nine months ended September 30, 2003, the Company’s non-cash financing activities totaled $5.0 million related to the issuance of common stock in lieu of cash distributions. For the nine months ended September 30, 2002, the Company’s non-cash financing activities totaled $7.1 million related to stock option exercises and dividend reinvestment.

      Non-cash operating activities for the nine months ended September 30, 2003, included transfers of commercial mortgage loans and real estate owned in the repayment of the Company’s residual interest totaling $69.3 million, real estate owned received in connection with foreclosure on commercial mortgage loans of $9.1 million, receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.1 million and receipt of a note as consideration from the sale of real estate owned of $2.1 million. Non-cash operating activities for the nine months ended September 30, 2002, included real estate owned received in connection with foreclosure on commercial mortgage loans of $2.5 million.

Note 11. Hedging Activities

      The Company invests in CMBS bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and BBB rated CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of September 30, 2003, and December 31, 2002, consisted of the following:

(in thousands)
Description of Issue	2003	2002

10-year Treasury securities, due February 2012	$—	$52,053
10-year Treasury securities, due November 2012	43,985	107,327
10-year Treasury securities, due February 2013	80,590	—
10-year Treasury securities, due May 2013	36,161	—
10-year Treasury securities, due August 2013	39,582	—
5-year Treasury securities, due November 2007	9,908	37,647
5-year Treasury securities, due February 2008	6,900	—
5-year Treasury securities, due May 2008	4,727	—

Total	$221,853	$197,027

      As of September 30, 2003, the total obligations to replenish borrowed Treasury securities had decreased since the original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $78 thousand. As of December 31, 2002, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $7.1 million. The net proceeds related to the sales of the borrowed Treasury securities were $220.9 million and $189.3 million at September 30, 2003, and December 31, 2002, respectively. Under the terms of the transactions, the Company has provided additional cash collateral of $0.8 million and $5.4 million at September 30, 2003, and December 31,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Hedging Activities, continued

2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities. The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with the financial institutions under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of September 30, 2003, the repurchase agreements were due on October 8, 2003, and had a weighted average interest rate of 0.4%. The weighted average interest rate on the repurchase agreements as of December 31, 2002, was 0.8%.

Note 12. Financial Highlights

	At and for the
	Nine Months Ended		At and for the
	September 30,		Year Ended
			December 31,
	2003(1)	2002(1)	2002

Per Common Share Data(2)
Net asset value, beginning of period	$14.22	$13.57	$13.57

Net investment income	1.22	1.37	1.77
Net gains (losses)(3)	(0.24)	0.33	0.43

Net increase in net assets resulting from operations	0.98	1.70	2.20

Net decrease in net assets from shareholder distributions	(1.71)	(1.64)	(2.23)
Net increase in net assets from capital share transactions	0.97	0.32	0.68

Net asset value, end of period	$14.46	$13.95	$14.22

Market value, end of period	$24.59	$21.89	$21.83
Total return(4)	21%	(10)%	(7)%

Ratios and Supplemental Data
Ending net assets	$1,775,587	$1,429,049	$1,546,071
Common shares outstanding at end of period	122,766	102,468	108,698
Diluted weighted average common shares outstanding	115,228	103,040	103,574
Employee and administrative expenses/ average net assets	2.58%	2.67%	3.82%
Total expenses/average net assets	6.09%	6.42%	8.75%
Net investment income/average net assets	8.59%	10.11%	12.94%
Net increase in net assets resulting from operations(3)/ average net assets	6.92%	12.50%	15.98%
Portfolio turnover rate	20.04%	13.97%	15.12%
Average debt outstanding	$939,903	$927,270	$938,148
Average debt per share(2)	$8.16	$9.00	$9.06

(1)	The results for the nine months ended September 30, 2003 and 2002, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net changes in unrealized appreciation or depreciation and net realized gains and losses can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation

      The Company is a party to certain legal proceedings incidental to the normal course of its business, including enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Allied Capital Corporation:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2003, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, changes in net assets and cash flows and the financial highlights (included in Note 12) for the nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

October 27, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations due to terrorism;

•	future changes in laws or regulations and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

      Financial or other information presented for private finance portfolio companies has been obtained from the portfolio companies, and the financial information presented may represent unaudited, projected or pro forma financial information, and therefore may not be indicative of actual results. In addition, the private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by accounting principles generally accepted in the United States of America.

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

      Our portfolio composition at September 30, 2003, and December 31, 2002, was as follows:

	2003	2002

Private Finance	70%	70%
Commercial Real Estate Finance	30%	30%

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

PORTFOLIO AND INVESTMENT ACTIVITY

      Total portfolio investment activity and yields at and for the three and nine months ended September 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2003	2002	2003	2002	2002
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value	$2,601.1	$2,343.6	$2,601.1	$2,343.6	$2,488.2
Investments funded	$138.4	$157.6	$664.8	$353.0	$506.4
Change in accrued or reinvested interest and dividends	$19.6	$13.5	$40.0	$33.0	$44.7
Principal repayments	$69.4	$44.7	$219.7	$111.7	$143.2
Sales	$5.1	$87.2	$281.8	$213.5	$213.5
Yield(1)	14.5%	14.1%	14.5%	14.1%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio, investment activity, and yields at and for the three and nine months ended September 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2003	2002	2003	2002	2002
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$1,158.7	$1,122.6	$1,158.7	$1,122.6	$1,151.2
Equity interests	650.0	540.0	650.0	540.0	592.0

Total portfolio	$1,808.7	$1,662.6	$1,808.7	$1,662.6	$1,743.2

Investments funded	$31.7	$148.7	$305.7	$218.4	$297.2
Change in accrued or reinvested interest and dividends	$18.4	$13.5	$37.8	$32.6	$42.6
Principal repayments	$53.7	$44.2	$199.7	$100.2	$129.3
Yield(1)	15.3%	14.4%	15.3%	14.4%	14.4%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Nine Months Ended September 30, 2003(1)
Companies more than 25% owned	$48.0	$28.2	$76.2
Companies 5% to 25% owned	18.2	1.8	20.0
Companies less than 5% owned	203.8	5.7	209.5

Total	$270.0	$35.7	$305.7

For the Nine Months Ended September 30, 2002(1)
Companies more than 25% owned	$31.7	$4.1	$35.8
Companies 5% to 25% owned	24.8	7.4	32.2
Companies less than 5% owned	141.0	9.4	150.4

Total	$197.5	$20.9	$218.4

For the Year Ended December 31, 2002(1)
Companies more than 25% owned	$86.1	$18.7	$104.8
Companies 5% to 25% owned	22.3	0.4	22.7
Companies less than 5% owned	154.6	15.1	169.7

Total	$263.0	$34.2	$297.2

(1)	The private finance portfolio is presented in three categories — companies more than 25% owned, which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by us under the Investment Company Act of 1940, or the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned, which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     At September 30, 2003, we had outstanding funding commitments of $93.4 million to private finance portfolio companies, including $27.2 million committed to private equity funds. At September 30, 2003, we also had total commitments to private finance portfolio companies in the form of standby letters of credit and guarantees of $103.5 million.

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

      We may acquire more than 50% of the common stock or equity interests of a company in a control buyout transaction. Buyout investments are generally structured such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and/or common stock, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company. We plan to continue to seek buyout investments. Buyout investments provide the opportunity to invest meaningful amounts of capital with the potential for attractive current income returns as well as the potential for future capital gains. Buyout transactions are typically larger than our mezzanine investments. In some cases for companies that are more than 50% owned, we may not accrue interest on loans and debt securities depending on the working capital needs of such company. In such cases, we may defer current debt service.

      Our most significant investments acquired through control buyout transactions at September 30, 2003, were Business Loan Express, LLC (BLX), acquired in 2000, and The Hillman Companies, Inc. (Hillman), acquired in 2001.

      Business Loan Express, LLC.     At September 30, 2003, our investment in BLX totaled $257.8 million at cost and $344.9 million at value, or 11.5% of our total assets, which includes unrealized appreciation of $87.1 million.

      BLX is a national, non-bank, government guaranteed lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a preferred lender in all 79 SBA districts as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and originates loans under the USDA Business and Industry Guaranteed Loan Program. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, negatively affect our financial results.

      During the quarter ended March 31, 2003, BLX completed two significant transactions, the purchase of loans and other assets from Amresco Independence Funding, Inc., or “AIF,” and the reorganization of BLX from a corporation to a limited liability company, or “LLC”.

      In January 2003, BLX completed the acquisition of $128.0 million of performing loans and other assets from AIF. BLX purchased $121.5 million of performing SBA 7(a) unguaranteed loans at par and $6.5 million of other assets. The acquisition increased BLX’s serviced portfolio and enhanced its nationwide loan origination platform. We provided $50 million of the capital to fund this acquisition. Our $50 million financing was in the form of a short-term revolving credit facility of $25 million to fund the temporary capital needs of construction loans purchased and loans pending sale, as well as $25 million of preferred equity to support the growth needs of BLX post acquisition.

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

      Subsequent to the reorganization, BLX’s taxable earnings will generally flow directly to its members and we represent approximately 95% of the economic interests in the LLC. In connection with the reorganization, BLX changed its fiscal year end to September 30.

      Summary financial data for BLX at and for the year ended September 30, 2003 and 2002, is presented below. The September 30, 2003, financial data is preliminary and unaudited.

	At and for the	At and for the
	Year Ended	Year Ended
	September 30,	September 30,
	2003(1)	2002
($ in millions)
Operating Data
Total revenue	$108.3	$94.0
Net income(2)	$4.7	$3.4
Earnings before interest, taxes and management fees (EBITM)	$37.5	$47.0
Balance Sheet Data
Total assets(3)	$353.0	$281.1
Total debt	$178.5	$186.1
Total owners’ equity	$136.1	$62.1
Other Data
Total loan originations	$685.8	$624.5
Serviced loan portfolio	$2,227.4	$1,501.6
Number of loans	3,136	2,251
Loan delinquencies(4)	8.3%	8.5%
Serviced Loan Portfolio by Industry
Hotels	24%	27%
Gas stations/convenience stores	19	17
Professional and retail services	12	10
Restaurants	9	10
Manufacturing and industrial	9	10
Car wash/auto repair services	7	3
Child care and health care services	6	4
Shrimp/fishing vessels	5	7
Recreation	5	6
Other	4	6

Total	100%	100%

(1)	Post reorganization BLX’s fiscal year end changed to September 30.

(2)	For the year ended September 30, 2003, net income was reduced by $2.3 million due to costs associated with the AIF acquisition and the LLC reorganization and $2.3 million due to the increased value of issued and outstanding equity appreciation rights. In addition, net income was increased by $3.4 million due to the reversal of certain net deferred tax liabilities upon the conversion of BLX from a corporation to a limited liability company. As an LLC, BLX is generally not subject to federal income tax; however, BLX is subject to certain state income and franchise taxes, and income taxes associated with a taxable subsidiary corporation.

(3)	Included in total assets is $6 million of goodwill at September 30, 2003 and 2002. There is no other goodwill on BLX’s balance sheet. We acquired 94.9% of BLC Financial Services, Inc. on December 31, 2000. “Push-down” accounting was not required with respect to this transaction; accordingly, goodwill was not recorded by BLX.

(4)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 8.5% at September 30, 2003. SBA 7(a) loans greater than one year old at September 30, 2003, had a delinquency rate of 10.6%. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice. The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and receives personal guarantees from the principal owners of the small business.

      For the year ended September 30, 2003, BLX earned revenue of $108.3 million and EBITM of $37.5 million. EBITM was reduced by $2.3 million due to costs associated with the AIF acquisition and the LLC reorganization, as well as by $2.3 million due to the increased value of issued and outstanding equity appreciation rights to employees.

      For the year ended September 30, 2003, EBITM before one-time costs and equity appreciation rights expense was $42.1 million, which compares to EBITM of $47.0 million for the year ended September 30, 2002. Because of the AIF acquisition, BLX increased its infrastructure and has been implementing a company-wide integration and process improvement plan. At the same time, BLX began to focus on diversifying its portfolio to better balance its securitization pools with respect to industry diversity. The combination of these changes in processes had a negative impact on BLX’s loan originations in the latter part of its 2003 fiscal year, and loan originations in the fourth quarter of fiscal year 2003 were reduced to $121.4 million from a level of $148.7 million in the third quarter of 2003. The downturn in BLX’s loan originations combined with a higher cost structure had the impact of decreasing BLX’s EBITM for 2003 as compared to 2002. Management of BLX believes that its loan originations will begin to return to levels more consistent with the past in the upcoming quarters. Management of BLX also believes that the increased cost of infrastructure improvements will provide greater strength and stability for BLX in the future. As is discussed in the Results of Operations section below, we considered the decline in EBITM in our valuation analysis for our investment in BLX at September 30, 2003.

      BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. The total of cash loan sale premiums, cash interest income and cash received from residual interests and other cash income is equal to approximately 83% of BLX’s revenue of $108.3 million during the year ended September 30, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the year ended September 30, 2003, totaled $685.8 million, including loans purchased from AIF. Proceeds from loan sales during the year ended September 30, 2003, totaled approximately $664.2 million. BLX funds the construction of commercial real estate projects, and as a result is unable to sell a construction loan until the loan is fully funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX has a three-year $169.0 million revolving credit facility that matures in March 2004. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, accrued interest, and other fees) of BLX under the revolving credit facility. The principal amount outstanding on the revolving credit facility at September 30, 2003, was $129.5 million and the amount guaranteed by us was $64.9 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at September 30, 2003. At September 30, 2003, we had provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million.

      BLX sells the guaranteed piece of guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.3% of the guaranteed loan amount. Cash premiums received from guaranteed loan sales during the year ended September 30, 2003, were approximately $31.3 million in total.

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

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset together referred to as Residual Interest in order to account for the retained interest in the loans sold and the net present value of the future cash flows it will receive from the loans sold or securitized. In computing the Residual Interest, BLX discounts estimated future cash flows after making assumptions as to future loan losses and loan prepayments which may reduce future cash flows. For the year ended September 30, 2003, BLX received cash payments from Residual Interest of approximately $49.3 million.

      At September 30, 2003, BLX’s Residual Interest totaled $175.6 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of $733.9 million over time, with approximately $56.6 million, $52.9 million, $51.6 million, and $50.2 million (or $211.2 million in the aggregate) scheduled to be received in the next four years ending on September 30, 2004, 2005, 2006, and 2007, respectively.

      The Hillman Companies, Inc. At September 30, 2003, our investment in Hillman totaled $94.1 million at cost and $186.0 million at value, or 6.2% of total assets, which includes unrealized appreciation of $91.9 million.

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

      For the year ended December 31, 2002, Hillman had total revenue of $286.8 million, earnings before interest, taxes, depreciation, amortization, and management fees, or EBITDAM, of $50.2 million, and profits before taxes of $10.0 million. For the nine months ended September 30, 2003, Hillman had total revenue of $240.3 million and EBITDAM of $41.9 million. This EBITDAM is before the write-down of $6.3 million of a note receivable related to an investment made by Hillman. For the nine months ended September 30, 2003, Hillman had income before taxes of $1.9 million, which includes the write-down of the note receivable. The total revenue, EBITDAM, and loss before taxes for the nine months ended September 30, 2003, are not necessarily indicative of the operating results to be expected for the full year. Hillman had total assets of $378.4 million, total debt of $158.0 million and trust preferred obligations at par of $105.4 million at September 30, 2003.

Commercial Real Estate Finance

      The commercial real estate finance portfolio, investment activity, and yields at and for the three and nine months ended September 30, 2003 and 2002, and at and for the year ended December 31, 2002, were as follows:

	At and for the				At and for the
	Three Months Ended September 30,				Nine Months Ended September 30,				At and for
									the Year Ended
									December 31,
	2003		2002		2003		2002		2002

	(unaudited)				(unaudited)
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

CMBS bonds	$523.6	12.9%	$496.4	14.5%	$523.6	12.9%	$496.4	14.5%	$555.5	14.2%
CDO bonds and preferred shares	164.8	16.9%	53.0	17.2%	164.8	16.9%	53.0	17.2%	52.8	17.2%
Commercial mortgage loans	85.5	8.7%	59.7	8.0%	85.5	8.7%	59.7	8.0%	63.7	7.5%
Residual interest	—		69.0	9.4%	—		69.0	9.4%	69.0	9.4%
Real estate owned	13.5		2.9		13.5		2.9		4.0
Equity interests	5.0		—		5.0		—		—

Total portfolio	$792.4		$681.0		$792.4		$681.0		$745.0

Investments funded	$106.7		$8.9		$359.1		$134.6		$209.2
Change in accrued or reinvested interest	$1.2		$—		$2.2		$0.4		$2.1
Principal repayments	$15.7		$0.5		$20.0		$11.5		$13.9
CMBS, CDO, and commercial real estate loan sales	$5.1		$87.2		$281.8		$213.5		$213.5

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing interest- bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     Our commercial real estate investment activity for the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Nine Months Ended September 30, 2003
CMBS bonds	$432.1	$(195.1)	$237.0
CDO bonds and preferred shares	118.4	(0.3)	118.1
Commercial mortgage loans	1.8	—	1.8
Equity interests	2.2	—	2.2

Total	$554.5	$(195.4)	$359.1

For the Nine Months Ended September 30, 2002
CMBS bonds	$181.4	$(83.8)	$97.6
CDO preferred shares	29.0	—	29.0
Commercial mortgage loans	0.1	—	0.1
Real estate owned	7.9	—	7.9

Total	$218.4	$(83.8)	$134.6

For the Year Ended December 31, 2002
CMBS bonds	$302.5	$(140.2)	$162.3
CDO preferred shares	29.0	—	29.0
Commercial mortgage loans	11.7	(1.7)	10.0
Real estate owned	7.9	—	7.9

Total	$351.1	$(141.9)	$209.2

      At September 30, 2003, we had outstanding funding commitments of $2.7 million and commitments in the form of standby letters of credit and guarantees of $2.7 million to commercial real estate portfolio companies.

      CMBS Bonds. During the nine months ended September 30, 2003, we invested $237.0 million in 14 CMBS bond issuances, including $62.4 million of investments in BB+, BB and BB- rated bonds in six CMBS issuances where the below BB- rated bonds were purchased by other parties, and $97.6 million in three CMBS bond issuances during the nine months ended September 30, 2002. During the year ended December 31, 2002, we invested $162.3 million in five CMBS bond issuances.

      The underlying pools of mortgage loans that are collateral for our investments in new CMBS bond issuances for the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002, had respective underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Nine Months Ended
	September 30,

					For the Year Ended
	2003		2002		December 31, 2002

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$3,265.2	23%	$401.9	16%	$909.3	20%
60-65%	1,091.1	8	178.7	7	287.3	6
65-70%	1,484.1	10	264.1	11	587.9	13
70-75%	3,065.8	21	799.5	32	1,214.5	27
75-80%	5,324.2	37	812.7	33	1,477.5	33
Greater than 80%	75.5	1	12.0	1	47.8	1

Total	$14,305.9	100%	$2,468.9	100%	$4,524.3	100%

Weighted average loan to value	68.5%		70.4%		68.5%

	For the Nine Months Ended
	September 30,

					For the Year Ended
	2003		2002		December 31, 2002
Debt Service Coverage
Ratio(1) Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$3,563.6	25%	$103.3	4%	$366.9	8%
1.76-2.00	1,439.9	10	84.2	3	229.6	5
1.51-1.75	2,589.5	18	240.3	10	477.4	11
1.26-1.50	5,654.4	40	1,631.8	66	2,739.6	60
Less than 1.25	1,058.5	7	409.3	17	710.8	16

Total	$14,305.9	100%	$2,468.9	100%	$4,524.3	100%

Weighted average debt service coverage ratio	1.75		1.41		1.41

(1)	Defined as annual net cash flow before debt service divided by annual debt service payments.

     From time to time, we may sell lower yielding CMBS bonds rated BB+ through BB-, and to a lesser extent CMBS bonds rated B+ and B, in order to maximize the return on our CMBS bond portfolio. The cost basis of and proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002, were as follows:

	For the Nine
	Months Ended		For the Year
	September 30,		Ended
			December 31,
	2003	2002	2002
($ in millions)
Cost basis	$253.5	$205.9	$205.9
Sales proceeds	$284.8	$225.6	$225.6
Net realized gains (net of related hedge gains or losses)	$24.6	$19.1	$19.1
Weighted average yield	11.8%	11.5%	11.5%

      The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At September 30, 2003, the CMBS bonds were subordinate to 87% to 99% of the tranches of bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of interest and principal, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002, the average discount for the CMBS bonds in which we invested was 45%, 46% and 46%, respectively.

      At September 30, 2003, and December 31, 2002, the unamortized discount related to the CMBS bond portfolio was $658.2 million and $649.5 million, respectively. At September 30, 2003, we have set aside $282.9 million of this unamortized discount to absorb potential future losses, and therefore, the yield on the CMBS bonds of 12.9% assumes that this amount will not be amortized. At September 30, 2003, the CMBS bond portfolio had a fair value of $523.6 million, which included net unrealized appreciation on the CMBS bonds of $12.1 million.

      The yield on our CMBS bond portfolio at September 30, 2003, and December 31, 2002, was 12.9% and 14.2%, respectively. The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB, and BB- rated CMBS bonds held in the portfolio. The BB+, BB, and BB- rated CMBS bonds totaled $230.0 million and $110.9 million at value and had a yield of 8.0% and 8.8% at September 30, 2003, and December 31, 2002, respectively.

      At September 30, 2003, and December 31, 2002, we held CMBS bonds in 39 and 27 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS bonds consisted of the following at September 30, 2003, and December 31, 2002:

	2003	2002
($ in million)
Approximate number of loans and REO properties(1)	5,900	4,500
Total outstanding principal balance	$39,475	$24,974
Loans over 30 days delinquent or classified as REO properties (2)	0.9% (3)	1.0% (3)

(1)	Includes approximately 17 and 12 REO properties obtained through the foreclosure of commercial mortgage loans at September 30, 2003, and December 31, 2002, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At September 30, 2003, and December 31, 2002, our investments included bonds in the first loss, unrated bond class in 33 and 27 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.1% and 1.0% of the total outstanding principal balance at September 30, 2003, and December 31, 2002, respectively.

     Collateralized Debt Obligation Bonds and Preferred Shares. During the nine months ended September 30, 2003 and 2002, and the year ended December 31, 2002, we invested in the BBB rated bonds and preferred shares of one, three, and three collateralized debt obligations, respectively, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds. For all five outstanding CDO issuances, the investment grade REIT collateral consists of debt with an original underwritten balance of $1.2 billion and was issued by 39 REITs. The investment grade CMBS collateral consists of CMBS bonds with a face amount of $496.0 million issued in 41 separate CMBS transactions and the non-investment grade CMBS collateral consists of BB+, BB, BB–, B+, and B rated CMBS bonds with a face amount of $873.7 million issued in 42 separate CMBS transactions. Included in the CMBS collateral for the CDOs are CMBS bonds with a face amount of $793.7 million that are senior in priority of repayment to certain lower rated CMBS bonds held by us, which were issued in 27 separate CMBS transactions.

      During the nine months ended September 30, 2003, we sold $8.6 million of CDO bonds and preferred shares for a net realized loss of $114 thousand, net of the related hedge loss.

      The BBB rated bonds and the preferred shares of the five CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the BBB rated bonds would bear any loss after the preferred shares. At September 30, 2003, our BBB bonds in the CDO were subordinate to 61% of the more senior tranches of debt issued in the CDO transaction and the preferred shares in the CDOs were subordinate to 90% to 98% of the more senior tranches of debt issued in the various CDO transactions.

      The yield on our CDO bonds and preferred shares at September 30, 2003, and December 31, 2002, was 16.9% and 17.2%, respectively. The yield on the CDO portfolio at any point in time will vary depending on the amount of lower yielding BBB rated CDO bonds held in the portfolio.

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

      At September 30, 2003, and December 31, 2002, our portfolio was graded as follows:

	At September 30, 2003		At December 31, 2002

		Percentage		Percentage
	Portfolio	of Total	Portfolio	of Total
Grade	at Value	Portfolio	at Value	Portfolio

($ in millions)
1	$941.8	36.2%	$801.0	32.1%
2	1,383.8	53.2	1,400.8	56.3
3	165.5	6.4	166.0	6.7
4	16.2	0.6	23.6	1.0
5	93.8	3.6	96.8	3.9

	$2,601.1	100.0%	$2,488.2	100.0%

      Total Grade 4 and 5 assets as a percentage of the total portfolio at value at September 30, 2003, and December 31, 2002, were 4.2% and 4.9%, respectively. Included in Grade 4 and 5 assets at September 30, 2003, and December 31, 2002, were assets totaling $33.3 million and $24.1 million, respectively, that are secured by commercial real estate. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grade 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with a troubled portfolio company in order to recover the maximum amount of our investment. We continue to include our CMBS portfolio in Grade 2 assets, as we are uncertain as to whether the unrealized appreciation or depreciation on our CMBS portfolio at September 30, 2003, will necessarily result in a realized gain or loss.

      Loans and Debt Securities on Non-Accrual Status. Loans and debt securities on non-accrual status for which we have doubt about interest collection and are in workout status are classified as Grade 4 or 5 assets. In addition, we may not accrue interest on loans and debt securities to companies that are more than 50% owned by us from time to time depending on such company’s working capital needs. In these situations we may choose to defer current debt service.

      For the total investment portfolio, workout loans and debt securities (which excludes equity securities that are included in the total Grade 4 and 5 assets above) not accruing interest that were classified in Grade 4 and 5 were $51.6 million and $89.1 million at value at September 30, 2003, and December 31, 2002, respectively. Included in this category were secured real estate loans of $7.2 million and $13.0 million, respectively. In addition to Grade 4 and 5 assets that are in workout, loans and debt securities to companies that are more than 50% owned by us that were not accruing interest totaled $49.3 million and $63.6 million at value at September 30, 2003, and December 31, 2002, respectively, and loans and debt securities to companies that are less than 50% owned by us and were not in workout but were not accruing interest totaled $3.4 million and $7.2 million at value at September 30, 2003, and December 31, 2002, respectively. In addition, CMBS bonds with a value of $14.0 million and $28 thousand were not accruing interest at September 30, 2003, and December 31, 2002, respectively.

      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities and CMBS bonds greater than 90 days delinquent were $135.1 million and $103.1 million at value at September 30, 2003, and December 31, 2002, respectively, or 5.2% and 4.1% of the total portfolio.

Included in this category were secured real estate loans and CMBS bonds valued at $43.2 million and $26.0 million, respectively.

      As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. As a result, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from quarter to quarter. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our private finance investments for a total return including interest or dividends plus capital gains from the sale of equity securities. Therefore, the amount of loans or CMBS bonds greater than 90 days delinquent or on non-accrual status is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment return or investment principal.

Hedging Activities

      We have invested in CMBS bonds, which are purchased at prices that are based in part on comparable Treasury rates. We have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and the BBB rated CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions, which are limited only by the increase in value of the borrowed Treasury securities; conversely, the value of the CMBS and CDO bonds would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited only by the decline in value of the borrowed Treasury securities; conversely, the value of the CMBS and CDO bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $221.9 million and $197.0 million at September 30, 2003, and December 31, 2002, respectively, which included unrealized appreciation on the obligations of $78 thousand and unrealized depreciation on the obligations of $7.1 million, respectively, due to changes in the yield on the borrowed Treasury securities. The net proceeds related to the sales of the borrowed Treasury securities were $220.9 million and $189.3 million at September 30, 2003, and December 31, 2002, respectively. Under the terms of the transactions, we have provided additional cash collateral of $0.8 million and $5.4 million at September 30, 2003, and December 31, 2002, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities on the weekly settlement date, which is included in deposits of proceeds from sales of borrowed Treasury securities in the accompanying financial statements. The amount of the hedge will vary from period to period depending upon the amount of BB+ through B rated CMBS bonds and BBB rated CDO bonds that we own and have hedged on the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

      The following table summarizes the Company’s operating results for the three months ended September 30, 2003 and 2002.

	For the Three
	Months Ended
	September 30,
				Percentage
	2003	2002	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$78,895	$67,624	$11,271	17%
Premiums from loan dispositions	2,523	392	2,131	*
Fees and other income	7,452	8,313	(861)	(10)%

Total interest and related portfolio income	88,870	76,329	12,541	16%

Expenses
Interest	20,334	17,430	2,904	17%
Employee	9,480	8,153	1,327	16%
Administrative	5,897	5,052	845	17%

Total operating expenses	35,711	30,635	5,076	17%

Net investment income before income taxes	53,159	45,694	7,465	16%
Income tax expense (benefit)	(449)	600	(1,049)	**

Net investment income	53,608	45,094	8,514	19%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(6,438)	48,222	(54,660)	*
Net change in unrealized appreciation or depreciation	(13,426)	(47,796)	34,370	*

Total net gains (losses)	(19,864)	426	(20,290)	*

Net income	$33,744	$45,520	$(11,776)	(26)%

Diluted earnings per common share	$0.28	$0.44	$(0.16)	(36)%

Weighted average common shares outstanding — diluted	120,906	103,302	17,604	17%

*	Premiums from loan dispositions, net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions, and fees and other income.

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities and CMBS bonds for which interest is not accruing. Our interest-bearing investments in the portfolio increased by 7.9% from September 30, 2002, to September 30, 2003. The interest bearing portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at September 30, 2003 and 2002, was as follows:

($ in millions)	2003	2002

Interest-bearing portfolio	$1,946.1	$1,803.6
Portfolio yield	14.5%	14.1%

      Interest income increased primarily due to portfolio growth and an increase in yield. In addition, we resumed accruing interest or were able to accrue interest that was contingent upon achieving performance milestones for certain portfolio companies during the quarter. Such additional interest income for the three months ended September 30, 2003, was $3.7 million.

      Included in premiums from loan dispositions are prepayment premiums of $2.5 million and $0.4 million for the three months ended September 30, 2003 and 2002, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available, or a company may enter into a transaction that results in the early repayment of their debt to us. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance, and risk management.

      Fees and other income for the quarters ended September 30, 2003 and 2002, primarily included fees of $0.7 million and $2.2 million, respectively, related to structuring and diligence; fees of $2.2 million and $0.4 million, respectively, related to transaction and other services provided to portfolio companies; and fees of $4.3 million and $5.7 million, respectively, related to management services provided to portfolio companies, other advisory services, and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      BLX and Hillman are our most significant portfolio investments and together represented 17.7% of our total assets at September 30, 2003. Total interest and related portfolio income earned from these investments for the three months ended September 30, 2003 and 2002, were $12.5 million and $12.4 million, respectively.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended September 30, 2003 and 2002, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Three Months
	Ended
	September 30,

	2003	2002
($ in millions)
Total Outstanding Debt	$954.2	$990.7
Average Outstanding Debt	$965.3	$901.5
Weighted Average Cost	7.5%	7.1%
BDC Asset Coverage*	306%	259%

*	As a BDC, the Company is generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities of $1.8 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 117 and 103 at September 30, 2003 and 2002, respectively. We no longer provide loans to our employees to exercise stock options as a result of the Sarbanes-Oxley Act of 2002. This was an important benefit to our employees and as a result, we are considering compensation alternatives and expect to have a new compensation program in place by the beginning of 2004.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums, and various other expenses.

      Income Tax Benefit. The Company’s wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the three months ended September 30, 2003, we recorded a tax benefit of $0.4 million as a result of AC Corp’s operating loss for the period.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses for the three months ended September 30, 2003 and 2002, were as follows:

	For the
	Three Months
	Ended
	September 30,

($ in millions)	2003	2002

Realized gains	$3.5	$77.9
Realized losses	(9.9)	(29.7)

Net realized gains (losses)	$(6.4)	$48.2

      Realized gains and losses for the three months ended September 30, 2003, resulted from various private finance and commercial real estate finance transactions. Realized gains for the three months ended September 30, 2003, primarily resulted from transactions involving five private finance portfolio companies, including Autania AG ($0.9 million), Blue Rhino Corporation ($0.9 million), Kyrus Corporation ($0.6 million), Oriental Trading Company, Inc. ($0.3 million), and Icon International, Inc. ($0.2 million), and one transaction involving a commercial mortgage loan totaling $0.4 million. For the three months ended September 30, 2003 and 2002, we reversed previously recorded unrealized appreciation totaling $2.0 million and $70.1 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized gains for the three months ended September 30, 2002, included $60.8 million from the sale of Wyoming Technical Institute.

      Realized losses for the three months ended September 30, 2003, primarily resulted from a private finance transaction involving Allied Office Products, Inc. totaling $7.7 million and one transaction involving a commercial mortgage loan totaling $1.5 million. For the three months ended September 30, 2003 and 2002, we reversed previously recorded unrealized depreciation totaling $9.4 million and $29.3 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. At September 30, 2003, approximately 86% of our total assets represented portfolio investments recorded at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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

      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

      If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

      Valuation Methodology — CMBS Bonds and CDO Bonds and Preferred Shares. CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar CMBS bonds and CDO bonds and preferred shares. Our assumption with regard to discount rate is based on the yield of comparable securities. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      For the portfolio, net change in unrealized appreciation or depreciation for the three months ended September 30, 2003 and 2002, consisted of the following:

	2003(1)	2002(1)
($ in millions)
Net unrealized appreciation or depreciation	$(20.8)	$(7.0)
Reversal of previously recorded unrealized appreciation associated with realized gains	(2.0)	(70.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	9.4	29.3

Net change in unrealized appreciation or depreciation	$(13.4)	$(47.8)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     Our two most significant portfolio investments are in BLX and Hillman. The following is a simplified summary of the methodology that we used to determine the fair value of these investments.

      Business Loan Express, LLC. To determine the value of our investment in BLX at September 30, 2003, we performed four separate valuation analyses to determine its enterprise value: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis.

      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we develop a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. Since December 31, 2002, we have consistently used CIT Group, Inc., Financial Federal Corporation, GATX Corporation, PMC Capital, Inc., and HPSC, Inc. in the comparable group. At December 31, 2002, we also included DVI, Inc. and Vestin Group, Inc. in the group; however, these companies were not included in the group at September 30, 2003, because they were no longer deemed comparable due to specific matters related to those companies. At September 30, 2003, we added CapitalSource Inc. to the group as this company went public during the third quarter of 2003.

      At September 30, 2003, the unrealized appreciation on our investment in BLX declined $5.0 million. The overall reduction in value of our investment at September 30, 2003, was primarily due to a decrease in the operating results of BLX for the year ended September 30, 2003, partially offset by increasing market values of the comparable group used in the valuation of our investment in BLX. The value of our investment in BLX’s Class B and Class C equity interests is $249.5 million at September 30, 2003. The value of our Class B and Class C equity interests are at an implied trailing price to pro-forma earnings ratio of approximately 11.9 times and on an implied forward projected price to pro-forma earnings ratio of approximately 11.3 times. The fair value of BLX’s Class B and Class C equity interests is at an implied multiple of investor cost basis of approximately 1.6 times.

      The Hillman Companies, Inc. We believe the current enterprise value for Hillman is approximately $430.5 million, or 7.0 times 2003 normalized EBITDAM of $61.5 million. To normalize EBITDAM, we adjust EBITDAM for non-recurring revenues and costs assuming the company were sold. Such items include customary add-backs or deductions to EBITDAM to reflect non-recurring executive payroll, one-time charges, normalized annual results for mid-year operational improvements or acquired operations, and other items. The multiple was determined by obtaining a range of multiples representing the multiple of enterprise value to EBITDA for comparable public companies and the multiple of enterprise value to EBITDA for acquisition transactions involving companies in Hillman’s peer group. From this market comparable analysis, we selected a 7.0 times multiple for our valuation. Using an enterprise value of $430.5 million, the value of our equity investment in Hillman is approximately $142.5 million, or $91.9 million greater than our cost basis of $50.6 million at September 30, 2003. While enterprise value at September 30, 2003, was consistent with the value at June 30, 2003, the value of our equity investment appreciated by $3.7 million during the third quarter due primarily to a reduction in the company’s senior debt since June 30, 2003.

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 120.9 million and 103.3 million for the three months ended September 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2003 and 2002

      The following table summarizes our condensed operating results for the nine months ended September 30, 2003 and 2002.

	For the Nine
	Months Ended
	September 30,
				Percentage
	2003	2002	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$211,553	$195,289	$16,264	8%
Premiums from loan dispositions	5,281	2,051	3,230	*
Fees and other income	22,380	34,573	(12,193)	(35)%

Total interest and related portfolio income	239,214	231,913	7,301	3%

Expenses
Interest	57,614	52,414	5,200	10%
Employee	26,859	24,462	2,397	10%
Administrative	15,395	12,913	2,482	19%

Total operating expenses	99,868	89,789	10,079	11%

Net investment income before income taxes	139,346	142,124	(2,778)	(2)%
Income tax expense (benefit)	(1,530)	600	(2,130)	**

Net investment income	140,876	141,524	(648)	(1)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	50,441	57,072	(6,631)	*
Net change in unrealized appreciation or depreciation	(77,760)	(23,661)	(54,099)	*

Total net gains (losses)	(27,319)	33,411	(60,730)	*

Net income	$113,557	$174,935	$(61,378)	(35)%

Diluted earnings per common share	$0.98	$1.70	$(0.72)	(42)%

Weighted average common shares outstanding — diluted	115,228	103,040	12,188	12%

*	Premiums from loan dispositions, net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, premiums from loan dispositions, and fees and other income.

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities and CMBS bonds for which interest is not accruing. Our interest-bearing investments in the portfolio increased by 7.9% from September 30, 2002, to September 30, 2003. The interest bearing portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at September 30, 2003 and 2002, was as follows:

($ in millions)	2003	2002

Interest-bearing portfolio	$1,946.1	$1,803.6
Portfolio yield	14.5%	14.1%

      Included in premiums from loan dispositions are prepayment premiums of $5.3 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Because we seek to finance primarily seasoned, performing companies, such companies at times can secure lower cost financing as their balance sheets strengthen, or as more favorable interest rates become available or a company may enter into a transaction that results in early repayment of their debt to us. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, web site development, marketing, human resources, personnel recruiting, board recruiting, corporate governance, and risk management.

      Fees and other income for the nine months ended September 30, 2003 and 2002, included fees of $4.1 million and $12.8 million, respectively, related to structuring and diligence, fees of $3.4 million and $4.1 million, respectively, related to transaction and other services provided to portfolio companies, and fees of $14.2 million and $17.4 million, related to management services provided to portfolio companies, other advisory services and guaranty fees. Fees and other income are generally related to specific transactions or services, and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Fees and other income for the nine months ended September 30, 2002, include investment advisory fees of $1.6 million related to our investment advisory contract to provide services to the Allied Capital Germany Fund, LLC. During the fourth quarter of 2002, we discontinued our German operations.

      BLX and Hillman are our most significant portfolio investments and together represented 17.7% of our total assets at September 30, 2003. Total interest and related portfolio income earned from these investments for the nine months ended September 30, 2003 and 2002, was $40.0 million and $36.9 million, respectively. Total interest and related portfolio income earned from WyoTech for the nine months ended September 30, 2002 was $3.6 million. We sold WyoTech on July 1, 2002, and, as a result, we no longer receive such interest and related portfolio income.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the nine months ended September 30, 2003 and 2002, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost, including fees and closing costs, were as follows:

	At and for the
	Nine Months Ended
	September 30,

	2003	2002
($ in millions)
Total Outstanding Debt	$954.2	$990.7
Average Outstanding Debt	$939.9	$927.3
Weighted Average Cost	7.5%	7.1%
BDC Asset Coverage*	306%	259%

*	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

      In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities of $4.5 million and $0.9 million for the nine months ended September 30, 2003 and 2002, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 117 and 103 at September 30, 2003 and 2002, respectively. We no longer provide loans to our employees to exercise stock options as a result of the Sarbanes-Oxley Act of 2002. This was an important benefit to our employees and as a result, we are considering compensation alternatives and expect to have a new compensation program in place by the beginning of 2004.

      Administrative expenses include the leases for our headquarters in Washington, DC, and our regional offices, travel costs, stock record expenses, directors’ fees, legal and accounting fees, insurance premiums, and various other expenses. The increase in administrative expenses of $2.5 million as compared to the nine months ended September 30, 2002, includes approximately $0.3 million from directors’ fees, $1.1 million from accounting and consulting fees, and $1.1 million due to increased costs for corporate liability insurance.

      Income Tax Benefit. The Company’s wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the nine months ended September 30, 2003, we recorded a tax benefit of $1.5 million as a result of AC Corp’s operating loss for the period.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains and losses for the nine months ended September 30, 2003 and 2002, were as follows:

	For the Nine
	Months Ended
	September 30,

	2003	2002
($ in millions)
Realized gains	$64.7	$93.4
Realized losses	(14.3)	(36.3)

Net realized gains	$50.4	$57.1

      Realized gains and losses for the nine months ended September 30, 2003, resulted from various private finance and commercial real estate finance transactions. Realized gains for the nine months ended September 30, 2003, primarily resulted from transactions involving seven private finance portfolio companies, including Morton Grove Pharmaceuticals, Inc. ($8.5 million), CyberRep ($8.3 million), Woodstream Corporation ($6.6 million), Blue Rhino Corporation ($4.7 million), Kirkland’s Inc. ($3.0 million), GC-Sun Holdings II, LP ($2.5 million), and Interline Brands, Inc. ($1.7 million). In addition, gains were also realized on CMBS bonds ($24.6 million, net of a realized loss of $6.7 million from hedges related to the CMBS bonds sold). For the nine months ended September 30, 2003 and 2002, we reversed previously recorded unrealized appreciation totaling $52.8 million and $77.4 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized gains for the nine months ended September 30, 2002, included $60.8 million from the sale of Wyoming Technical Institute.

      Realized losses for the nine months ended September 30, 2003, primarily resulted from transactions involving two private finance portfolio companies, including Allied Office Products, Inc. ($7.7 million) and North American Archery, LLC ($2.1 million), and five transactions involving commercial mortgage loans ($4.0 million). For the nine months ended September 30, 2003 and 2002, we reversed previously recorded unrealized depreciation totaling $14.3 million and $34.5 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology and how it affects the net change in unrealized appreciation or depreciation, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended September 30, 2003 and 2002.”

      For the portfolio, net change in unrealized appreciation or depreciation for the nine months ended September 30, 2003 and 2002, consisted of the following:

	2003(1)	2002(1)
($ in millions)
Net unrealized appreciation or depreciation	$(39.3)	$19.2
Reversal of previously recorded unrealized appreciation associated with realized gains	(52.8)	(77.4)
Reversal of previously recorded unrealized depreciation associated with realized losses	14.3	34.5

Net change in unrealized appreciation or depreciation	$(77.8)	$(23.7)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons may not be meaningful.

     Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2003, included those changes discussed under the caption “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended September 30, 2003 and 2002.”

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were

115.2 million and 103.0 million for the nine months ended September 30, 2003 and 2002, respectively.

OTHER MATTERS

      Regulated Investment Company Status. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions generally differ from net income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      At September 30, 2003, we had $69.1 million in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. Our objective is to manage to a low cash balance and fund new originations with our revolving line of credit, and through the issuance of debt and equity securities.

Debt

      At September 30, 2003, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$854.0	$854.0	7.2%
SBA debentures	101.8	94.5	8.1%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	961.5	954.2	7.3%
Revolving line of credit	462.5	—	—	(2)

Total debt	$1,424.0	$954.2	7.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2003. The annual cost of commitment fees and other facility fees on the revolving line of credit is currently $2.4 million.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

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

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $113.4 million from the Small Business Administration. At September 30, 2003, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. We have a $462.5 million unsecured revolving line of credit that expires in April 2005, with the right to extend maturity for one additional year at our option under substantially similar terms. The revolving line of credit may be expanded through new or additional commitments up to $600 million at our option. As of September 30, 2003, $426.6 million remained unused and available, net of amounts committed for standby letters of credit of $35.9 million issued under the line of credit facility. Net repayments on the revolving line of credit for the nine months ended September 30, 2003, were $204.3 million. The credit facility bears interest at a rate, at our option, equal to (i) the one-month LIBOR plus 1.25%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2003, we were in compliance with these covenants.

      The following table shows our significant contractual obligations as of September 30, 2003.

		Payments Due By Year

							After
(in millions)	Total	2003	2004	2005	2006	2007	2007

Notes payable and debentures:
Unsecured long-term notes payable	$854.0	$—	$214.0	$165.0	$175.0	$—	$300.0
Small Business Administration debentures	94.5	—	7.0	14.0	—	—	73.5
Overseas Private Investment Corporation loan	5.7	—	—	—	5.7	—	—
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating Leases	19.1	0.7	2.7	2.7	2.6	2.5	7.9

Total contractual obligations	$973.3	$0.7	$223.7	$181.7	$183.3	$2.5	$381.4

(1)	The revolving line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our option. We assume that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of April 2006. At September 30, 2003, there were no amounts drawn under the facility and $426.6 million remained unused and available, net of amounts committed for standby letters of credit of $35.9 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2003.

		Amount of Commitment Expiration Per Year

							After
(in millions)	Total	2003	2004	2005	2006	2007	2007

Guarantees	$70.3	$0.2	$65.6	$0.5	$0.2	$0.2	$3.6
Standby letters of credit	35.9	—	—	3.4	32.5	—	—

Total commitments	$106.2	$0.2	$65.6	$3.9	$32.7	$0.2	$3.6

Equity Capital and Dividends

      Because we are a regulated investment company, we distribute our income and require external capital for growth. Because we are a business development company, we are limited in the amount of debt capital we may use to fund our growth, since we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings, or approximately a 1 to 1 debt to equity ratio. At September 30, 2003, our asset coverage for senior indebtedness was 306% and our debt to equity ratio was 0.54 to 1.00.

      During the nine months ended September 30, 2003 and 2002, we raised $298.2 million and $49.9 million, respectively, in new equity capital. We issue equity from time to time when we have investment opportunities. In addition, we raised $5.0 million and $4.7 million in new equity capital through the issuance of shares through our dividend reinvestment plan during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, total shareholders’ equity had increased 15% to $1.8 billion.

      Our board of directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. For each of the first, second, third and fourth quarters of 2003, the board of directors declared a dividend of $0.57 per common share. The fourth quarter dividend is payable on December 26, 2003, with a record date of December 12, 2003. Dividends are paid based on our taxable income, which includes our taxable interest and fee income as well as taxable net realized capital gains. Our board of directors evaluates whether to retain or distribute capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains to support future growth.

      Liquidity and Capital Resources. We plan to maintain a strategy of financing our business and related debt maturities with cash from operations, through borrowings under short- or long-term credit facilities or other debt securities, through asset sales, or through the sale or issuance of new equity capital. Although there can be no assurance that we will secure new investments, we plan to raise new debt and equity capital as appropriate to fund investment growth. We have funded new investments totaling $664.8 million for the nine months ended September 30, 2003, as compared to $506.4 million for the year ended December 31, 2002.

      Dividends to common shareholders for the nine months ended September 30, 2003 and 2002, were $196.2 million and $166.8 million, respectively. Cash flow from operations before new investments has historically been sufficient to finance our operating expenses and pay dividends to shareholders.

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

      At September 30, 2003, our debt to equity ratio was 0.54 to 1.00 and our weighted average cost of funds was 7.5%. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $426.6 million on September 30, 2003. We believe that we have access to capital sufficient to fund our ongoing investment and operating activities.

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

        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

        Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s working capital needs. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount, and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

        Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined values are generally discounted to account for restrictions on resale and minority ownership positions.

      The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

      Dividend income is recorded on preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

      Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”). CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

      We recognize income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield is changed.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2003, approximately 86% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At September 30, 2003, the investment totaled $344.9 million at value, or 11.5% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $169.0 million revolving credit facility. The amount we have guaranteed at September 30, 2003, was $64.9 million. This guaranty can only be called in the event of a default by BLX. At September 30, 2003, we had also provided three standby letters of credit in connection with three term securitization transactions completed by BLX totaling $25.6 million.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2003, our asset coverage for senior indebtedness was 306%.

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

      At September 30, 2003, we had $954.2 million of outstanding indebtedness, bearing a weighted average annual interest cost of 7.5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.4%.

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

      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      We are party to certain legal proceedings incidental to the normal course of our business, including enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2003, we issued a total of 64,519 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.6 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit b. filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)*	First Amendment to Credit Agreement, dated as of October 6, 2003.
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).

Exhibit
Number	Description

10.18	Amended and Restated Deferred Compensation Plan, dated May 15, 2001. (Incorporated by reference to Exhibit i.2.b filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)*	Amendment to Allied Capital Corporation 401(k) Plan, dated August 6, 2003.
10.21	Employment Agreement, dated June 15, 2000, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit f.9 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.22	Employment Agreement, dated June 15, 2000, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-43534) filed on August 11, 2000).
10.23	Employment Agreement, dated June 15, 2000, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit i.8 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-43534) filed on March 21, 2001).
10.24	Employment Agreement, dated June 15, 2002, between Allied Capital and Thomas H. Westbrook and amended as of March 10, 2003. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-K for the year ended December 31, 2002).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit r. filed with Allied Capital’s Pre-Effective Amendment No. 1 to the registration statement on Form N-2 (File No. 333-43534) on September 12, 2000).
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number	Description

10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

**     Submitted herewith.

(b) Reports on Form 8-K

      On July 21, 2003, we filed a Form 8-K pursuant to Item 9 reporting the issuance of a press release announcing that we had declared a dividend for the third quarter of 2003.

      On July 29, 2003, we filed a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended June 30, 2003.

      On October 17, 2003, we filed a Form 8-K pursuant to Item 9 reporting the issuance of a press release announcing that we had declared a dividend for the fourth quarter of 2003.

      On October 28, 2003, we filed a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 13, 2003	/s/ WILLIAM L. WALTON --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ PENNI F. ROLL --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.2(a)*	First Amendment to Credit Agreement, dated as of October 6, 2003.
10.20(b)*	Amendment to Allied Capital Corporation 401(k) Plan, dated August 6, 2003.
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

**     Submitted herewith.