Form 10-K
period 2003-12-31
ALLIED CAPITAL CORP
filed 2004-03-12
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

YES  ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES  ☒  NO ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $2.4 billion based upon the last sale price for the registrant’s common stock on that date. As of March 10, 2004 there were 128,696,288 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004, are incorporated by reference into Part III of this Report.

PART I

Item 1.

BUSINESS

General

As a business development company, or BDC, we are in the private equity business. Specifically, we provide long-term debt and equity capital. We believe the private equity capital markets are important to the growth of small and middle market companies, which often have difficulty accessing the public debt and equity capital markets because their capital needs are too small to be attractive to the public markets or because they are in need of long-term growth capital, which banks do not generally provide. We believe that we are well positioned to be a source of capital for such companies.

We have participated in the private equity business since Allied Capital was founded in 1958. We have financed thousands of companies nationwide. We generally invest in established, middle market companies with adequate cash flow for debt service. We are not venture capitalists, and we generally do not provide seed, or early stage, capital.

Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we invest in companies in a variety of industries, non-investment grade commercial mortgage-backed securities (“CMBS”) and collateralized debt obligation bonds and preferred shares (“CDOs”).

Private Equity Investing

As a private equity investor, we spend significant time and effort identifying, structuring, performing due diligence, monitoring, valuing and ultimately exiting our investments. We generally target companies in less cyclical industries with, among other things, high return on invested capital, management teams with meaningful equity ownership, well-constructed balance sheets, and that have the ability to generate free cash flow. Each investment is subject to an extensive due diligence process. It is not uncommon for a single investment to take from two months to a full year to complete, depending on the complexity of the transaction.

Our investment activity is primarily focused in three areas:

•	Lending subordinated debt with or without equity features to middle market companies (also known as mezzanine investing),

•	Buying controlling equity stakes in middle market companies (also known as buyout investing), and

•	Investing in non-investment grade classes of commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDO).

We have chosen these investment classes because the investments can be structured to provide recurring cash flow to us as the investor. In addition to earning interest income, we may earn income from management, diligence, structuring or other fees. We may also enhance our total return through capital gains through equity features, such as a nominal cost warrants, or by investing in equity instruments. Net realized capital gains received over the past twenty years as a percentage of total assets are shown in the chart below.

Our investments in mezzanine loans, equity investments in middle market companies, and non-investment grade tranches of CMBS and CDO pools are generally long-term in nature and privately negotiated, and no readily available market exists for them. This makes our investments highly illiquid and, as a result, we cannot trade them. When we make an investment, we enter into a long-term arrangement where our ultimate exit from that investment may be five to ten years in the future.

We believe illiquid investments generally provide better investment returns on average over time than do more liquid investments, such as public equities, public debt instruments, or large syndicated senior loans, because of the increased risk in holding such investments. Investors in illiquid investments cannot manage risk through investment trading techniques. In order to manage our risk, we focus on careful investment selection, thorough due diligence, consistent monitoring and portfolio diversification. Our investment management processes have been designed to incorporate these tools.

We believe our business model is well suited for long-term illiquid investing. Our balance sheet is capitalized with significant equity capital and we use only a modest level of debt capital, which allows us the ability to manage through difficult market conditions without the risk of liquidity issues. Under the Investment Company Act of 1940 we are restricted to a debt to equity ratio of approximately one-to-one. Thus, our long-term under-leveraged capital structure is well suited for long-term illiquid investments.

In general, we compete with a large number of financial services companies, including specialty and commercial financial companies, commercial banks and private equity funds. However, we primarily compete with private equity funds because they are also focused on providing long-term debt and equity capital to middle market companies. We believe that we have key structural and operational advantages when compared to private equity funds.

Many private equity funds operate with a more expensive cost structure than ours because of carried interest fees paid to the management of the funds. In addition, our access to the public equity markets generally allows us the opportunity to raise equity capital at a lower cost than that of private equity funds. Our lower cost of capital may give us a pricing advantage when competing for new investments. In addition, the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than a traditional private equity fund, which typically has a limited life. For additional information concerning the competitive risks we face, see “Risk Factors — We operate in a competitive market for investment opportunities.”

Private Finance Portfolio

Our private finance portfolio is primarily composed of mezzanine loans (junior capital in the form of subordinated debt, with or without equity features) and equity securities. Our capital is used to fund:

• growth	• note purchases
• acquisitions	• bridge financings
• buyouts	• other types of financings
• recapitalizations

At December 31, 2003, 64% of the private finance portfolio consisted of loans and debt securities and 36% consisted of equity securities.

We focus on mezzanine and buyout investments where we can select investments that are structured to generate current returns as well as potential future capital gains. It is our preference to structure our investments with a focus on current recurring income, with a lesser emphasis on future capital gains. Our loans generally have interest-only payments in the early years and payments of both principal and interest in the later years with maturities of five to ten years, although maturities and principal amortization schedules may vary. Our loans are also generally unsecured. We target a minimum 10% current yield on the debt component of our private finance portfolio and such payments are generally made to us quarterly. The weighted average yield on our private finance loans and debt securities was 15.0% at December 31, 2003.

To the extent that we buy a controlling equity stake in a company, we generally structure our investments such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common equity, and management or transaction services fees to compensate us for the managerial assistance that we provide to a controlled portfolio company.

We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable. These investments are also generally illiquid. We generally target companies in less cyclical industries that tend to generate free cash flow and high returns on invested capital.

The industry and geographic compositions of the private finance portfolio at value at December 31, 2003 and 2002, were as follows:

	2003	2002

Industry

Consumer products	30%	34%

Business services	22	24

Financial services	19	16

Healthcare services	8	6

Industrial products	6	8

Retail	4	4

Energy Services	4	2

Telecommunications	2	2

Broadcasting & cable	2	1

Other	3	3

Total	100%	100%

	2003	2002

Geographic Region

Mid-Atlantic	40%	33%

Midwest	26	30

West	16	15

Southeast	13	17

Northeast	4	4

International	1	1

Total	100%	100%

We monitor the portfolio to maintain diversity within the industries in which we invest. We currently do not have a policy with respect to “concentrating” (i.e., investing 25% or more of our total assets) in any industry or group of industries and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future.

Target Characteristics. When assessing a prospective private finance investment, we look for companies with certain target characteristics, which may or may not be present in the companies in which we invest. Our target investments generally are in companies with the following characteristics:

•	Management team with meaningful equity ownership

•	Dominant or defensible market position

•	High return on invested capital

•	Stable operating margins

•	Ability to generate free cash flow

•	Well-constructed balance sheet

Commercial Real Estate Portfolio

Our commercial real estate investments are generally in the non-investment grade tranches of commercial mortgage-backed securities, also known as CMBS. “Non-investment grade” means that nationally recognized statistical rating organizations rate these securities below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Unlike most “junk bonds,” which are typically unsecured debt instruments, the non-investment grade CMBS bonds in which we invest are secured by an underlying collateral pool of commercial mortgage loans, which are, in turn, secured by commercial real estate. The underlying collateral for our CMBS bonds consist of senior mortgage loans on commercial real estate properties where the loans, on average, were underwritten to achieve a loan to value ratio of approximately 70%. We generally invest at the initial issuance of the CMBS, and are able to re-underwrite the underlying collateral mortgages and negotiate to acquire the securities at significant discounts from their face amount. At December 31, 2003, our CMBS portfolio had a weighted average yield to maturity of 14.1%.

Our CMBS bonds by rating classification at December 31, 2003, were as follows:

	2003

			Percentage of
	Cost	Value	Total Value
($ in thousands)
BB+	$49,477	$51,157	13.0%

BB	22,031	23,008	5.9

BB-	13,538	14,266	3.6

B+	54,464	54,246	13.8

B	38,416	38,362	9.7

B-	84,986	83,859	21.3

CCC+	15,935	15,494	3.9

CCC	13,323	11,413	2.9

CCC-	3,133	2,410	0.6

Unrated	103,803	99,764	25.3

Total	$399,106	$393,979	100.0%

At December 31, 2003, the age of our bonds with a rating class of B+ and lower was as follows:

	Value	Percentage
($ in thousands)
Less than one year old	$83,925	27.5%

One to two years old	40,967	13.4%

Two to three years old	43,760	14.3%

Three years old or older	136,896	44.8%

	$305,548	100.0%

At December 31, 2003, the underlying pools of mortgage loans that are collateral for our CMBS consisted of approximately 5,600 commercial mortgage loans. The underlying mortgage loans securing the CMBS, calculated using the outstanding principal balance, at December 31, 2003 and 2002, were diversified over the following property types and geographic locations:

	2003	2002

Property Type

Retail	35%	32%

Housing	25	27

Office	24	21

Industrial Real Estate	5	7

Hospitality	5	6

Other	6	7

Total	100%	100%

Geographic Region

West	31%	31%

Mid-Atlantic	27	25

Midwest	21	22

Southeast	17	17

Northeast	4	5

Total	100%	100%

In addition to our CMBS investments, we have invested in the bonds and preferred shares of collateralized debt obligations, or CDOs, which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, investment grade and non-investment grade CMBS, and other real estate related collateral. The bonds and the preferred shares of the CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. The yield on our CDO bonds and preferred shares at December 31, 2003, was 16.7%.

Business Processes

Investment Sourcing. Over the years, we have developed and maintained relationships with other private equity investors, investment banks, business brokers, merger and acquisition advisors, financial services companies, banks, law firms and accountants, through whom we source investment opportunities. Through these relationships, especially those with private equity sponsors, we have been able to strengthen our position as a long-term investor. We are well known in the private capital markets, and we believe that our experience and reputation provide a competitive advantage in originating new investments.

Underwriting Process and Investment Approval. In assessing new investment opportunities, we follow a documented process that includes centralized credit approval.

Private Finance. The typical mezzanine transaction requires two to six months of diligence and structuring before funding occurs. The typical buyout transaction may take up to one year to complete. The due diligence process is significantly longer for those transactions in which we take a controlling interest or substantial equity stake in the company.

In a typical private finance transaction, we thoroughly review, analyze, and substantiate, through due diligence, the business plan and operations of the potential portfolio company. We perform financial due diligence, often with the assistance of an accounting firm; perform operational due diligence, often with the assistance of an industry consultant; study the industry and competitive landscape; and conduct numerous reference checks with current and former employees, customers, suppliers, and competitors. We typically work with a number of external consultants in performing due diligence and in monitoring our portfolio investments.

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and the other capital providers, including senior, junior, and equity capital providers, to structure a “deal.” We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Our mezzanine debt instruments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several months and is designed to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls and take control provisions. Our mezzanine investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. The warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

The key steps in our private finance investment process are:

•	Initial investment screening;

•	Initial investment committee approval;

•	Due diligence, structuring and negotiation;

•	Independent internal review of diligence results;

•	Final investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all mezzanine investments that are equal to or greater than $20 million and every buyout transaction); and

•	Funding of the investment.

The investment process benefits from the significant professional experience of investment committee members.

•	Mezzanine transactions are approved by the mezzanine investment committee, which is chaired by our Chief Executive Officer and includes our Chief Financial Officer and other senior investment officers.

•	Buyout transactions are approved by the buyout investment committee, which is also chaired by our Chief Executive Officer and includes our Chief Operating Officer and other senior investment officers.

Every mezzanine transaction that represents a commitment equal to or greater than $20 million and every buyout transaction requires approval by the Executive Committee of the Board of Directors in addition to the respective investment committee approval. Due diligence must be successfully completed with final investment committee approval before funds are disbursed to a portfolio company.

CMBS and CDOs. The typical CMBS or CDO investment takes between two to three months to complete. We receive extensive underwriting information regarding the mortgage loans and other securities comprising a CMBS or CDO pool from the issuer. We then work with the issuer, the investment bank, and the rating agencies to underwrite the collateral securing our investment. For instance when we re-underwrite the underlying commercial mortgage loans securing a CMBS transaction, we analyze the estimate of cash flow and debt service coverage, and assess the collateral value and loan-to-value ratios. We study the local real estate market trends and form an opinion as to whether the loan as originally underwritten by the issuer is sound. Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the pool.

The key steps in our CMBS and CDO investment process are:

•	Initial assessment of collateral pool data;

•	Preparation of preliminary bid letter;

•	Due diligence, structuring and negotiation;

•	Investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all investments that are equal to or greater than $20 million); and

•	Funding of the investment.

The investment process benefits from the significant professional experience of our real estate investment committee members. CMBS and CDO transactions are approved by the commercial real estate investment committee, which is chaired by our Chief Executive Officer and includes our Chief Operating Officer, our Chief Financial Officer and our most senior real estate investment officers. CMBS and CDO transactions that are equal to or greater than $20 million are also reviewed and approved by the Executive Committee of the Board of Directors.

Portfolio Management. We monitor the progress of each portfolio company or collateral loan underlying a CMBS or CDO investment. Middle market companies often lack the management expertise and experience found in larger companies. As a BDC, we are required by the 1940 Act to make available significant managerial assistance to our portfolio companies. Our senior level professionals work with portfolio company management teams to assist them to acquire other companies, to optimize their cost structures, to recruit management talent, to develop their marketing strategies, and to provide a variety of other services. We also support our portfolio companies’ efforts to structure and attract additional capital.

With respect to our private finance portfolio, investment professionals regularly monitor the status and performance of each individual investment. This portfolio company monitoring process includes review of the company’s financial performance against its business plan, review of current financial statements and compliance with financial covenants, evaluation of significant current developments and assessment of future exit strategies. We typically have board observation rights, which allows us to attend portfolio company board meetings.

From time to time we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and gauge our progress against the strategy at periodic portfolio management committee meetings. Our portfolio management committee is chaired by our Chief Executive Officer and includes our Chief Operating Officer, our Chief Financial Officer, and other senior professionals.

Private finance investments are priced to provide an investment return considering the fact that certain investments in the portfolio may underperform or result in loss of investment return or investment principal. As a private equity investor we will incur losses from our investing activities, however we have a history of working with troubled portfolio companies in order to recover as much of our investments as is practicable.

With respect to our CMBS and CDO portfolio, we monitor the performance of the underlying collateral pool through data provided by third party master and special servicers. These master servicers are responsible for the day-to-day loan servicing functions, including billing, payment processing, collections on loans less than 60 days past due, tax and insurance escrow processing, and property inspections. Special servicers are responsible for collections on loans greater than 60 days past due, including workout administration and management of foreclosed properties, and loans less than 60 days past due that have had a transfer event.

When a loan moves to the designated special servicer, a workout plan is formulated by the special servicer and reviewed by us when we hold the controlling interest in the lowest rated tranche outstanding, which is generally the non-rated tranche at issuance. Once reviewed by us, the special servicer carries out the workout plan, updating us on the status. With respect to certain CMBS issuances, where we own the controlling class of securities, we are the named special servicer and we generally have the ability to replace the existing named special servicer at any time. In addition, we act as the disposition consultant with respect to certain of our CDO investments, which allows us to approve disposition plans for individual collateral securities.

Portfolio Grading. We employ a standard grading system to monitor the quality of our portfolio. Grade 1 is for those investments from which a capital gain is expected. Grade 2 is for investments performing in accordance with plan. Grade 3 is for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is for investments that are in workout and for which some loss of principal is expected.

Portfolio Valuation. We determine the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At December 31, 2003, portfolio investments recorded at fair value were approximately 85% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and CDO bonds and preferred shares. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

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

There is no one methodology to determine enterprise value and, in fact, for any given portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Valuation Methodology — CMBS and CDO Bonds and Preferred Shares. CMBS and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar instruments. Our assumption with regard to discount rate is based on the yield of comparable securities. We recognize unrealized appreciation or depreciation on our CMBS and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

Valuation Process. The portfolio valuation process is managed by our Chief Valuation Officer (“CVO”). The CVO works with the investment professionals responsible for each investment. The following is a description of the steps we take each quarter to determine the value of our portfolio.

•	Our valuation process begins with each portfolio company or investment being initially valued by the Allied Capital deal team, led by the Managing Director or senior officer who is responsible for the portfolio company relationship.

•	The CVO meets with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the deal team for each of their respective investments. The CVO reviews the valuation data and conclusions.

•	Each investment committee meets with the CVO to discuss the valuation results. Members of the investment committees have the opportunity to discuss the valuation of each portfolio investment and to question the valuation conclusions arrived at by the CVO and the respective deal teams.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Board of Directors meets to discuss valuations and review the input of the CVO and management.

•	To the extent changes or additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio investments in good faith.

Disposition of Investments. We manage our portfolio of investments in an effort to maximize our expected returns. Our portfolio is large and diverse and we frequently are repaid by our borrowers and exit our debt and equity investments as portfolio companies are sold or recapitalized. In our mezzanine investments, we frequently are in a minority ownership position in a portfolio company, and as a result, generally exit the investment when the majority equity stakeholder decides to sell or recapitalize the company. Where we have a control position in our investment, as we frequently have in buyout investments and in CMBS and CDO investments, we have more flexibility and can determine whether or not we should exit our investment. Our most common exit strategy is the sale of a portfolio company to a strategic or financial buyer. If an investment has appreciated in value, we may realize a capital gain when we exit the investment. If an investment has depreciated in value, we may realize a loss when we exit the investment.

Dividends

We are a regulated investment company for tax purposes. As such, we are not subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We pay regular quarterly dividends based upon an estimate of our taxable income, which generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We believe that because our illiquid private equity portfolio generates substantial cash returns and cash flow to support our regular quarterly dividend, our stock has consistently traded at a premium to net asset value.

We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. The percentage of our dividend generated by ordinary taxable income versus capital gain income will vary from year to year, but we believe that the ability to generate both ordinary and capital gain income builds predictability in the dividends we pay. The percentage of ordinary taxable income versus capital gain income supporting the dividend for the past five years is shown below.

Corporate Structure and Offices

We are a Maryland corporation and a closed-end non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. We are a registered investment adviser. We have a subsidiary, Allied Investment Corporation, which has also elected to be regulated as a BDC and is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. See “Certain Government Regulations” below for further information about small business investment company regulation.

In addition, we have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries that are single-member limited liability companies established primarily to hold real estate properties. We also have a subsidiary, A.C. Corporation, that provides diligence and structuring services on private finance and commercial real estate transactions, as well as structuring, transaction, management and advisory services to Allied Capital, our portfolio companies and other third parties.

Our executive offices are located at 1919 Pennsylvania Avenue, NW, Washington, DC 20006 and our telephone number is (202) 331-1112. In addition, we have regional offices in New York and Chicago.

Available Information

Our Internet address is www.alliedcapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Employees

At December 31, 2003, we employed 125 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of these individuals are located in our Washington, DC office. We believe that our relations with our employees are excellent.

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

Control as defined by the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or, in the case of a small business investment company licensed by the Small Business Administration, making loans to its portfolio companies. We offer to provide significant managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders unless we meet the applicable asset coverage ratio at the time of the distribution. This limitation is not applicable to borrowings by our small business investment company subsidiary, and therefore any borrowings by this subsidiary are not included in this asset coverage test. See “Risk Factors.”

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

We have designated a chief compliance officer pursuant to the requirements of the 1940 Act. We are periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our registration statement which is on file with the SEC. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549. Our code of ethics is also posted on our website at www.alliedcapital.com.

As a business development company under the 1940 Act, we are entitled to provide and have provided loans to our officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

Small Business Administration Regulations. Allied Investment Corporation, a wholly owned subsidiary of Allied Capital, is licensed by the Small Business Administration as a small business investment company under Section 301(c) of the Small Business Investment Act of 1958, and has elected to be regulated as a business development company.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

Allied Investment is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

We, through Allied Investment, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $116.0 million from the Small Business Administration. At December 31, 2003, the Small Business Administration had a commitment to lend up to an additional $7.3 million above the amount outstanding. The commitment expires on September 30, 2005.

Regulated Investment Company Status. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, otherwise referred to as the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Annual tax distributions generally differ from net income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) distribute annually to shareholders at least 90% of our investment company taxable income as defined in the Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements have affected us. For example:

•	Our chief executive officer and chief financial officer certify the accuracy of the financial statements contained in our periodic reports;

•	Our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our periodic reports disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the New York Stock Exchange has adopted corporate governance changes to its listing standards. We have adopted certain policies and procedures intended to comply with the New York Stock Exchange’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

FORWARD-LOOKING STATEMENTS

You should read the information contained in this Form 10-K in conjunction with the Company’s 2003 Consolidated Financial Statements and Notes thereto contained in the Company’s 2003 Annual Report to Stockholders. The 2003 Annual Report to Stockholders and this Form 10-K contain certain forward-looking statements. These statements include management’s plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the “Risk Factors” section below. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption in our operations due to terrorism, future changes in laws or regulations and conditions in our operating areas and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that the Company’s plans and objectives will be achieved.

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

Investing in private companies involves a high degree of risk. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2003, portfolio investments recorded at fair value were approximately 85% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At December 31, 2003, the investment totaled $342.2 million at value, or 11.3% of total assets.

In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $215.0 million revolving credit facility. The amount we have guaranteed at December 31, 2003, was $78.2 million. This guaranty can only be called in the event of a default by BLX. At December 31, 2003, we had also provided four standby letters of credit in connection with four term securitization transactions completed by BLX totaling $35.6 million.

Investments in non-investment grade commercial mortgage-backed securities and collateralized debt obligations may be illiquid, may have a higher risk of default, and may not produce current returns. The commercial mortgage-backed securities and collateralized debt obligation bonds and preferred shares in which we invest are not investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade commercial mortgage-backed securities and collateralized debt obligation bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securing these securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2003, our asset coverage for senior indebtedness was 322%.

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

At December 31, 2003, we had $954.2 million of outstanding indebtedness bearing a weighted average annual interest cost of 7.5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.4%.

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

We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our taxable income, we generally will be subject to a 4% excise tax.

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

Results may fluctuate and may not be indicative of future performance. Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

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

Item 2. Properties

Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC. Our lease for approximately 52,000 square feet of office space at that location expires in December 2010. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in Chicago and New York.

Item 3. Legal Proceedings

We are party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information in response to this Item is incorporated herein by reference to the “Stockholder Information” and to the “Selected Consolidated Financial Data” section of our Annual Report to Stockholders for the year ended December 31, 2003, (the “2003 Annual Report”) as well as Note 11, “Dividends and Distributions” from our Notes to the Consolidated Financial Statements included in the 2003 Annual Report. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

During 2003, we issued 279,283 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 7, “Shareholders’ Equity” of our Notes to the Consolidated Financial Statements included in the 2003 Annual Report for additional information.

On December 2, 2003, we issued 32,266 shares of our common stock to stockholders of Callidus Capital Management, LLC in connection with our acquisition of a majority of the equity interests in Callidus Capital Management, LLC. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

Information in response to this Item is incorporated herein by reference to the table in the “Selected Consolidated Financial Data” section of the 2003 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our business activities contain elements of risk. We consider the principal types of market risk to be portfolio valuations and fluctuations in interest rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS and the bonds and preferred shares of collateralized debt obligations. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

We invest in CMBS bonds, which were purchased at prices that are based in part on comparable Treasury rates. The fair value of these CMBS bonds may change as interest rates change over time. We have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts.

If the value of the borrowed Treasury securities increases, we will incur losses on these transactions, which are limited only by the increase in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely increase. If the value of the borrowed Treasury Securities decreases, we will incur gains on these transactions which are limited only by the decline in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.

The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $98.5 million and $197.0 million at December 31, 2003 and 2002, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus the additional cash collateral provided under the terms of the transactions were $98.5 million and $194.7 million at December 31, 2003 and 2002, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS bonds and CDO bonds that we own and have hedged on the balance sheet date.

Item 8. Financial Statements and Supplementary Data

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, and Reports of Independent Public Accountants thereon contained in the 2003 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2002, we selected KPMG LLP to serve as our independent public accountants for the fiscal year ending December 31, 2002. We dismissed Arthur Andersen LLP as our independent accountants effective upon completion of the December 31, 2001, audit. The decision to change accountants was approved by our Audit Committee and Board of Directors and was ratified by our stockholders on May 7, 2002.

In connection with the audit for the 2001 fiscal year and through April 3, 2002, (1) there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Arthur Andersen LLP on our financial statements for fiscal year ended December 31, 2001, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except for the emphasis of matter related to the inherent uncertainty of determining the value of investments whose values have been determined by the board of directors in good faith in the absence of readily ascertainable market values.

We had not consulted with KPMG LLP during 2001 or the period from January 1, 2002, through March 29, 2002, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion KPMG LLP might issue on our financial statements.

Item 9A. Controls and Procedures

(a) As of the end of the year covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b) There have been no changes in our internal control over financial reporting (as defined in Rule 13a-f of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors — Committees of the Board of Directors” and “Proposal 1. Election of Directors — Information about Executive Officers” of our definitive proxy statement in connection with its 2004 Annual Meeting of Stockholders, scheduled to be held on May 12, 2004 (the “2004 Proxy Statement”).

We have adopted a Code of Business Conduct for all of our directors and employees, including our Chief Executive Office and Chief Financial Officer. We have posted a copy of our Code of Business Conduct on our website at www.alliedcapital.com. We will provide you a copy of our Code of Business Conduct without charge upon request. To obtain a copy of our Code of Business Conduct, please send your written request to Allied Capital Corporation, 1919 Pennsylvania Avenue, N.W., Washington, D.C. 20006, Attn: Corporate Secretary.

Any waivers of the Code of Business Conduct must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct that apply to our executive officers and directors will be posted on our website located at www.alliedcapital.com.

Item 11. Executive Compensation

Information in response to this Item is incorporated by reference to the subsection “Proposal 1. Election of Directors — Compensation of Directors and Certain Executive Officers” of the 2004 Proxy Statement.

Item 12. Security Ownership of Management and Certain Beneficial Owners and Related Stockholder Matters

Information in response to this Item is incorporated by reference to the subsections “Proxy Statement — Security Ownership of Management and Certain Beneficial Owners” and “Proposal 4. Approval to Amend the Company’s Stock Option Plan — Equity Compensation Plan Information” in the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Party Transactions

Information in response to this Item is incorporated by reference to the section “Proposal 1. Election of Directors — Certain Relationships and Related Party Transactions” in the 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated by reference to the subsections “Proposal 2. Ratification of Selection of Independent Public Accountants — Fees Paid to KPMG LLP for 2003 and 2002” and “Proposal 2. Ratification of Selection of Independent Public Accountants — Report of the Audit Committee” in the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

1. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Reports of Independent Public Accountants thereon contained in the Company’s 2003 Annual Report, filed herewith.

           Consolidated Balance Sheet as of December 31, 2003 and 2002.

           Consolidated Statement of Operations for the years ended December 31, 2003, 2002, and 2001.

           Consolidated Statement of Changes in Net Assets for the years ended December 31, 2003, 2002, and 2001.

           Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

           Consolidated Statement of Investments as of December 31, 2003.

           Notes to Consolidated Financial Statements.

           Reports of Independent Public Accountants.

2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2*	Amended and Restated Bylaws.
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)	First Amendment to Restated Credit Agreement, dated as of October 6, 2003. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10.2(b)*	Second Amendment to Credit Agreement, dated as of December 17, 2003.
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).

Exhibit
Number	Description

10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 33-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 of Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.16*	Amended and Restated Deferred Compensation Plan, dated January 30, 2004.
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)*	Amendment to Allied Capital Corporation 401(k) Plan, dated December 15, 2003.
10.21*	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton.
10.22*	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney.
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28*	Code of Ethics.
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003.)

Exhibit
Number	Description

10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003.
10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37*	Form of Indemnification Agreement between Allied Capital and its directors and certain officers.
11	Statement regarding computation of per share earnings is incorporated by reference to Note 8 to the Allied Capital’s Notes to the Consolidated Financial Statements contained in Allied Capital’s 2003 Annual Report filed as Exhibit 13 herewith.
13*	Excerpts from Allied Capital’s 2003 Annual Report to Shareholders.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
     A.C. Corporation                                               Delaware
     Allied Investment Corporation                                 Maryland
     Allied Capital REIT, Inc.                                      Maryland
     Allied Capital Holdings LLC                                  Delaware
Allied Capital Beteiligungsberatung GmbH (inactive) Germany
23*	Consent of KPMG LLP, independent public accountants
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

(b) Reports on Form 8-K

      On October 17, 2003, we furnished a Form 8-K pursuant to Item 9 reporting the issuance of a press release announcing that we had declared a dividend for the fourth quarter of 2003.

      On October 28, 2003, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended September 30, 2003.

      On February 18, 2004, we filed and furnished a Form 8-K pursuant to Items 5 and 12, respectively, reporting the issuance of a press release announcing our financial results for the quarter and year ended December 31, 2003, and the issuance of a press release announcing that a definitive agreement had been signed to sell The Hillman Companies, Inc. to an affiliate of Code Hennessy & Simmons LLC, a Chicago-based private equity firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

/s/ WILLIAM L. WALTON

William L. Walton
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ WILLIAM L. WALTON William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ BROOKS H. BROWNE Brooks H. Browne	Director	March 11, 2004

/s/ JOHN D. FIRESTONE John D. Firestone	Director	March 11, 2004

/s/ ANTHONY T. GARCIA Anthony T. Garcia	Director	March 11, 2004

/s/ ANN TORRE GRANT Ann Torre Grant	Director	March 11, 2004

/s/ LAWRENCE I. HEBERT Lawrence I. Hebert	Director	March 11, 2004

/s/ JOHN I. LEAHY John I. Leahy	Director	March 11, 2004

/s/ ROBERT E. LONG Robert E. Long	Director	March 11, 2004

/s/ ALEX J. POLLOCK Alex J. Pollock	Director	March 11, 2004

/s/ GUY T. STEUART II Guy T. Steuart II	Director	March 11, 2004

/s/ JOAN M. SWEENEY Joan M. Sweeney	Director	March 11, 2004

/s/ LAURA W. VAN ROIJEN Laura W. van Roijen	Director	March 11, 2004

/s/ PENNI F. ROLL Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Bylaws.
10.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003.
10.16	Amended and Restated Deferred Compensation Plan, dated January 30, 2004.
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated December 15, 2003.
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton.
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney.
10.28	Code of Ethics.
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers.
13	Excerpts from Allied Capital’s 2003 Annual Report to Shareholders.
23	Consent of KPMG LLP, independent public accountants.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.