Form 10-Q
period 2004-03-31
ALLIED CAPITAL CORP
filed 2004-05-07
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

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

      On May 6, 2004, there were 128,761,348 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2004	2003

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2004-$680,131; 2003-$755,024)	$655,324	$900,317
Companies 5% to 25% owned (cost: 2004-$192,738; 2003-$195,600)	209,781	218,305
Companies less than 5% owned (cost: 2004-$987,261; 2003-$955,507)	820,459	784,050

Total private finance	1,685,564	1,902,672
Commercial real estate finance (cost: 2004-$724,167; 2003-$694,929)	714,000	681,927

Total portfolio at value	2,399,564	2,584,599

Deposits of proceeds from sales of borrowed Treasury securities	111,738	98,527
Accrued interest and dividends receivable	58,831	53,079
Other assets	65,110	69,498
Cash and cash equivalents	375,277	214,167

Total assets	$3,010,520	$3,019,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2004-$214,000; 2003-$221,000)	$962,420	$954,200
Revolving line of credit	—	—
Obligations to replenish borrowed Treasury securities	111,737	98,525
Accounts payable and other liabilities	50,393	46,568

Total liabilities	1,124,550	1,099,293

Commitments and contingencies
Preferred stock	6,000	6,000
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,761,348 and 128,117,985 shares issued and outstanding at March 31, 2004, and December 31, 2003, respectively	13	13
Additional paid-in capital	1,998,947	1,985,652
Notes receivable from sale of common stock	(13,440)	(18,632)
Net unrealized appreciation (depreciation) on portfolio	(211,142)	(39,055)
Undistributed (distributions in excess of) earnings	105,592	(13,401)

Total shareholders’ equity	1,879,970	1,914,577

Total liabilities and shareholders’ equity	$3,010,520	$3,019,870

Net asset value per common share	$14.60	$14.94

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months
	Ended March 31,

	2004	2003
(in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$15,952	$15,203
Companies 5% to 25% owned	5,986	6,493
Companies less than 5% owned	51,601	43,825

Total interest and dividends	73,539	65,521

Loan prepayment premiums
Companies more than 25% owned	—	108
Companies 5% to 25% owned	—	485
Companies less than 5% owned	950	528

Total loan prepayment premiums	950	1,121

Fees and other income
Companies more than 25% owned	4,489	5,709
Companies 5% to 25% owned	347	53
Companies less than 5% owned	2,440	726

Total fees and other income	7,276	6,488

Total interest and related portfolio income	81,765	73,130

Expenses:
Interest	19,113	17,922
Employee	8,862	8,121
Individual performance award	3,493	—
Administrative	5,827	4,417

Total operating expenses	37,295	30,460

Net investment income before income taxes	44,470	42,670
Income tax expense (benefit)	(75)	—

Net investment income	44,545	42,670

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	146,683	—
Companies 5% to 25% owned	4,628	16,688
Companies less than 5% owned	(3,461)	31,651

Total net realized gains (losses)	147,850	48,339
Net change in unrealized appreciation or depreciation	(172,087)	(71,136)

Total net gains (losses)	(24,237)	(22,797)

Net increase in net assets resulting from operations	$20,308	$19,873

Basic earnings per common share	$0.16	$0.18

Diluted earnings per common share	$0.15	$0.18

Weighted average common shares outstanding — basic	128,314	109,458

Weighted average common shares outstanding — diluted	131,968	110,098

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2004	2003
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$44,545	$42,670
Net realized gains	147,850	48,339
Net change in unrealized appreciation or depreciation	(172,087)	(71,136)

Net increase in net assets resulting from operations	20,308	19,873

Shareholder distributions:
Common stock dividends	(73,357)	(62,972)
Preferred stock dividends	(45)	(55)

Net decrease in net assets resulting from shareholder distributions	(73,402)	(63,027)

Capital share transactions:
Sale of common stock	—	82,362
Issuance of common stock upon the exercise of stock options	11,782	510
Issuance of common stock in lieu of cash distributions	1,484	1,690
Net decrease in notes receivable from sale of common stock	5,192	814
Other	29	—

Net increase in net assets resulting from capital share transactions	18,487	85,376

Total increase (decrease) in net assets	(34,607)	42,222
Net assets at beginning of period	1,914,577	1,546,071

Net assets at end of period	$1,879,970	$1,588,293

Net asset value per common share	$14.60	$14.05

Common shares outstanding at end of period	128,761	113,056

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2004	2003
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,308	$19,873
Adjustments
Portfolio investments	(170,252)	(269,007)
Principal collections related to investment repayments or sales	237,140	320,071
Change in accrued or reinvested interest and dividends	(13,098)	(11,087)
Amortization of discounts and fees	(1,873)	(3,631)
Changes in other assets and liabilities	3,352	(3,755)
Depreciation and amortization	409	412
Notes received as consideration from sale of investments	(48,318)	(3,876)
Realized losses	8,152	212
Net change in unrealized appreciation or depreciation	172,087	71,136

Net cash provided by (used in) operating activities	207,907	120,348

Cash flows from financing activities:
Sale of common stock	—	82,362
Sale of common stock upon the exercise of stock options	11,782	510
Collections of notes receivable from sale of common stock	5,192	814
Borrowings under notes payable and debentures	15,212	—
Repayments on notes payable and debentures	(7,000)	—
Net repayments on revolving line of credit	—	(142,500)
Other financing activities	(110)	(97)
Common stock dividends and distributions paid	(71,873)	(64,464)
Preferred stock dividends paid	—	(55)

Net cash provided by (used in) financing activities	(46,797)	(123,430)

Net increase (decrease) in cash and cash equivalents	161,110	(3,082)
Cash and cash equivalents at beginning of period	214,167	11,186

Cash and cash equivalents at end of period	$375,277	$8,104

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Companies More Than 25% Owned

ACE Products, Inc.	Loan	$17,164	$50
(Industrial Products)	Common Stock (5,000 shares)	—	—

Acme Paging, L.P.(3)	Loan	4,578	4,578
(Telecommunications)	Equity Interests	13,274	2,427
	Common Stock (4,057 shares)	27	—

Alaris Consulting, LLC	Loan	19,937	4,817
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan	26,201	19,300
(Healthcare Services)	Debt Securities	17,311	—
	Common Stock (7,956,704 shares)	1,000	—
	Guaranty ($1,193)

Avborne, Inc.	Loan	1,269	1,269
(Business Services)	Preferred Stock (12,500 shares)	14,138	1,980
	Common Stock (27,500 shares)	—	—
	Standby Letter of Credit ($6,978)

Business Loan Express, LLC	Debt Securities	41,141	41,141
(Financial Services)	Class A Equity Interests	49,248	49,248
	Class B Equity Interests	59,911	96,940
	Class C Equity Interests	109,340	150,069
	Guaranty ($74,609 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan	275	275
(Financial Services)	Debt Securities	3,500	3,500
	Common Stock (10 shares)	1,768	1,768

Chickasaw Sales & Marketing, Inc.	Preferred Stock (1,000,000 shares)	1,000	956
(Consumer Services)	Common Stock (37,000 shares)	2,812	—

The Color Factory, Inc.	Loan	16,189	2,525
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	—
	Common Stock (980 shares)	6,535	—
	Guaranty ($283)

Foresite Towers, LLC	Equity Interests	18,579	18,685
(Tower Leasing)

Global Communications, LLC	Loan	2,755	2,755
(Business Services)	Debt Securities	17,541	17,541
	Preferred Equity Interest	14,067	18,705
	Options	1,639	1,300

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Gordian Group, Inc.	Loan	$11,796	$11,796
(Business Services)	Common Stock (1,000 shares)	2,885	3,800

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	2,040
	Common Stock (1,451,380 shares)	4	—

HMT, Inc.	Debt Securities	9,216	9,216
(Energy Services)	Preferred Stock (554,052 shares)	2,488	2,488
	Common Stock (300,000 shares)	3,000	4,625
	Warrants	1,155	1,781

Housecall Medical Resources, Inc.	Loan	15,333	15,333
(Healthcare Services)	Preferred Stock (3,890,344 shares)	3,889	3,889
	Common Stock (864,000 shares)	86	25,000

Jakel, Inc.	Loan	3,427	3,427
(Industrial Products)	Debt Securities	7,927	7,927
	Preferred Stock (6,460 shares)	6,460	3,817
	Common Stock (158,061 shares)	9,347	—
	Standby Letter of Credit ($1,608)

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,386	1,338
(Business Services)	Equity Interest	835	—

MVL Group, Inc.	Loan	18,913	18,913
(Business Services)	Debt Securities	17,141	17,141
	Common Stock (648,661 shares)	643	709

Powell Plant Farms, Inc.	Loan	28,967	28,967
(Consumer Products)	Debt Securities	19,224	11,067
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan	3,176	3,176
(Consumer Products)	Debt Securities	10,348	10,348
	Preferred Stock (2,726,444 shares)	7,903	7,903
	Warrants	584	584
	Guaranty ($125)

Staffing Partners Holding	Debt Securities	6,009	6,009
Company, Inc.	Preferred Stock (414,600 shares)	4,968	2,983
(Business Services)	Common Stock (50,200 shares)	50	—
	Warrants	10	—

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,818	6,818
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	3,700
	Options	—	—

Total companies more than 25% owned		$680,131	$655,324

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$17,948	$17,948
(Consumer Products)	Preferred Stock (2,333 shares)	2,154	909
	Common Stock (1,400 shares)	140	—
	Warrants	—	—

Border Foods, Inc.	Loan	3,000	3,000
(Consumer Products)	Debt Securities	9,467	9,467
	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,810 shares)	45	71
	Warrants	665	1,059

CorrFlex Graphics, LLC	Debt Securities	11,957	11,957
(Business Services)	Warrants	—	19,332
	Options	—	1,669

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,373
(Business Services)

EDM Consulting, LLC	Debt Securities	1,802	196
(Business Services)	Equity Interests	250	—

International Fiber Corporation	Debt Securities	22,885	22,885
(Industrial Products)	Common Stock (1,029,069 shares)	5,483	6,816
	Warrants	550	684

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,384	1,304
(Business Services)	Common Stock (123,929 shares)	142	—

MasterPlan, Inc.	Loan	959	959
(Business Services)	Common Stock (1,350 shares)	42	200

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	2,084
(Business Services)

Nexcel Synthetics, LLC	Loan	9,952	9,952
(Consumer Products)	Equity Interests	1,690	1,690

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)	2,764	2,764
Inc.(2)	Warrants	575	—
(Education)

Packaging Advantage Corporation	Debt Securities	14,350	13,563
(Business Services)	Common Stock (232,168 shares)	2,386	—
	Warrants	963	—

Professional Paint, Inc.	Loan	5,133	5,133
(Consumer Products)	Debt Securities	25,025	25,025
	Preferred Stock (15,000 shares)	23,596	23,596
	Common Stock (110,000 shares)	69	5,100

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Progressive International	Debt Securities	$3,980	$3,980
Corporation	Preferred Stock (500 shares)	500	717
(Consumer Products)	Common Stock (197 shares)	13	668
	Warrants	—	—

Total Foam, Inc.	Debt Securities	159	90
(Industrial Products)	Common Stock (164 shares)	10	—

Universal Environmental Services,	Loan	12,090	12,090
LLC	Equity Interests	1,500	1,500
(Business Services)

Total companies 5% to 25% owned		$192,738	$209,781

Companies Less Than 5% Owned

Advantage Mayer, Inc.(5)	Loan	$20,625	$20,625
(Business Services)	Debt Securities	10,662	10,662

Alderwoods Group, Inc. (2)	Common Stock (357,568 shares)	5,006	3,712
(Consumer Services)

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

Advantage Sales and Marketing, LLC(5)	Loan	5,600	5,600
(Business Services)

Aviation Technologies, Inc.	Loan	20,419	20,419
(Industrial Products)

Benchmark Medical, Inc.	Debt Securities	13,541	13,541
(Healthcare Services)	Warrants	18	18

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	3,123	3,275
(Private Equity Fund)

Catterton Partners V, L.P.(4)	Limited Partnership Interest	605	490
(Private Equity Fund)

Central Marketing, Inc.(5)	Loan	10,948	10,948
(Business Services)

Colibri Holding Corporation	Debt Securities	3,503	3,503
(Consumer Products)	Preferred Stock (459 shares)	523	668
	Common Stock (3,362 shares)	1,250	516
	Warrants	290	120

Community Education Centers, Inc.	Loan	14,929	14,929
(Education Services)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.
(5) Affiliates of Advantage Sales and Marketing, LLC.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)	$2,454	$2,454
(Industrial Products)	Common Stock (2,000 shares)	200	750

Cooper Natural Resources, Inc.	Loan	120	120
(Industrial Products)	Debt Securities	2,000	2,000
	Preferred Stock (6,316 shares)	1,427	—
	Warrants	832	—

Coverall North America, Inc.	Loan	14,847	14,847
(Business Services)	Debt Securities	7,675	7,675

CTT Holdings	Loan	1,250	1,250
(Consumer Products)

DCS Business Services, Inc.	Debt	25,876	25,876
(Business Services)	Preferred Stock (592,820 shares)	1,534	1,534

Drilltec Patents & Technologies	Loan	10,918	—
Company, Inc.	Debt Securities	1,500	—
(Energy Services)

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	4,375	571
(Private Equity Fund)

Elexis Beta GmbH(3)	Options	426	245
(Industrial Products)

Eparfin S.A.(3)	Loan	29	29
(Consumer Products)

E-Talk Corporation	Preferred Stock (133 shares)	10,009	—
(Business Services)	Common Stock (8,656 shares)	—	—

Executive Greetings, Inc.	Debt Securities	18,830	50
(Business Services)	Warrants	360	—

Fairchild Industrial Products	Loan	7,166	7,166
Company	Debt Securities	5,954	2,942
(Industrial Products)	Warrants	280	—

Frozen Specialties, Inc.	Debt Securities	10,337	10,337
(Consumer Products)	Warrants	435	470

Galaxy American	Loan	995	995
Communications, LLC	Debt Securities	49,702	9,685
(Broadcasting & Cable)	Common Stock (100 shares)	350	—

Garden Ridge Corporation	Debt Securities	27,271	20,323
(Retail)	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

Geotrace Technologies, Inc.	Debt Securities	16,056	16,056
(Energy Services)	Warrants	2,350	2,350

Ginsey Industries, Inc.	Loans	5,000	5,000
(Consumer Products)	Convertible Debentures	500	635
	Warrants	—	1,440

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Grant Broadcasting Systems II	Warrants	$87	$2,750
(Broadcasting & Cable)

Griffith Energy, Inc.	Loan	16,561	16,561
(Energy Services)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	3,599	2,232
(Private Equity Fund)

The Hartz Mountain Corporation	Debt Securities	27,927	27,927
(Consumer Products)	Common Stock (200,000 shares)	2,000	1,636
	Warrants	2,613	2,137

Haven Eldercare of New England, LLC	Loans	46,664	47,860
(Healthcare Services)

HealthMarket, Inc.	Debt Securities	9,893	9,893
(Health Insurance)	Warrants	439	439

The Hillman Companies, Inc.(2)	Loan	47,263	47,263
(Consumer Products)

Homax Holdings, Inc.	Debt	10,032	10,032
(Consumer Products)	Warrants	927	927

Icon International, Inc.	Common Stock (25,707 shares)	76	—
(Business Services)

Impact Innovations Group, LLC	Debt Securities	7,278	50
(Business Services)	Warrants	1,674	—

Insight Pharmaceuticals Corporation	Loan	10,167	10,167
(Consumer Products)

Interline Brands, Inc.	Preferred Stock (199,313 shares)	1,849	1,849
(Business Services)	Common Stock (15,615 shares)	139	—
	Warrants	1,181	—

JRI Industries, Inc.	Debt Securities	1,560	1,560
(Industrial Products)	Warrants	74	39

Julius Koch USA, Inc.	Loan	500	500
(Industrial Products)

Kirker Enterprises, Inc.	Equity Interest	4	4
(Industrial Products)	Warrants	348	2,184

Love Funding Corporation	Preferred Stock (26,000 shares)	359	359
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	876
(Industrial Products)	Warrants	—	—

MedAssets, Inc.	Preferred Stock (237,514 shares)	2,049	2,049
(Business Services)	Warrants	136	—

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Mercury Air Group, Inc.(2)	Debt Securities	$24,103	$24,103
(Business Services)	Warrants	427	—

Mid-Atlantic Venture Fund IV, L.P.(4)	Limited Partnership Interest	5,100	2,542
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Mogas Energy, LLC	Debt Securities	16,687	16,687
(Energy Services)	Warrants	1,774	2,300

Norstan Apparel Shops, Inc.	Debt Securities	12,960	10,983
(Retail)	Common Stock (29,663 shares)	4,750	—
	Warrants	655	—

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	1,200	914
(Private Equity Fund)

Nursefinders, Inc.	Loan	47	47
(Healthcare Services)	Debt Securities	11,356	11,356
	Warrants	900	644

Oahu Waste Services, Inc.	Debt Securities	8,613	8,613
(Business Services)	Stock Appreciation Rights	239	395

Onyx Television GmbH(3)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(2)	Debt Securities	14,401	14,401
(Business Services)	Warrants	996	940

Oriental Trading Company, Inc.	Common Stock (13,820 shares)	10	4,000
(Consumer Products)

Polaris Pool Systems, Inc.	Debt Securities	11,093	11,093
(Consumer Products)	Warrants	1,145	1,250

Prosperco Finanz Holding AG(3)	Convertible Debentures	8,045	50
(Financial Services)	Common Stock (1,528 shares)	1,059	—
	Warrants	—	—

RadioVisa Corporation	Loan	24,878	24,878
(Broadcasting & Cable)

Resun Leasing, Inc.	Loan	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities	9,387	9,387
(Retail)	Warrants	619	619

SBBUT, LLC	Equity Interests	500	500
(Consumer Products)	Warrants	54	54
	Guaranty ($49)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Sidarus Holdings, Inc.	Debt Securities	$4,978	$4,978
(Business Services)	Preferred Stock (270,008 shares)	2,700	2,700
	Common Stock (1,256,452 shares)	50	1,597
	Warrants	—	3

SmartMail, LLC	Loan	3,276	3,276
(Business Services)	Debt Securities	4,570	4,570
	Equity Interests	1,070	1,070
	Warrants	3	3

Soff-Cut Holdings, Inc.	Debt Securities	10,229	10,229
(Industrial Products)	Preferred Stock (300 shares)	300	294
	Common Stock (2,000 shares)	200	—

SPP Mezzanine Fund, L.P.(4)	Limited Partnership Interest	248	238
(Private Equity Fund)

Startec Global Communications	Loan	25,715	22,144
Corporation(2)	Debt Securities	20,663	—
(Telecommunications)

SunStates Refrigerated Services,	Loans	4,492	1,255
Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	50
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

United Pet Group, Inc.	Debt Securities	9,225	9,225
(Consumer Products)	Warrants	85	1,700

United Site Services, Inc.	Loan	15,338	15,338
(Business Services)

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	2,305	2,192
(Private Equity Fund)

U.S. Security Holdings, Inc.	Warrants	826	2,000
(Business Services)

Venturehouse-Cibernet Investors, LLC	Equity Interest	34	34
(Business Services)

Venturehouse Group, LLC(4)	Equity Interest	1,000	397
(Private Equity Fund)

VICORP Restaurants, Inc.	Debt Securities	24,270	24,270
(Retail)	Warrants	33	33

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,246	285
(Private Equity Fund)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Wear Me Apparel Corporation	Debt Securities	$48,659	$48,659
(Consumer Products)	Warrants	1,219	1,219

Weston Solutions, Inc.	Loan	7,318	7,318
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities	17,221	16,982
(Retail)	Warrants	735	—

Wilton Industries, Inc.	Loan	9,600	9,600
(Consumer Products)

Woodstream Corporation	Loan	252	252
(Consumer Products)	Debt Securities	16,621	16,621
	Common Stock (180 shares)	1,800	2,300
	Warrants	587	751

Total companies less than 5% owned		$987,261	$820,459

Total private finance (121 portfolio companies)		$1,860,130	$1,685,564

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			March 31, 2004

	Stated		(unaudited)
	Interest	Face	Cost	Value

Commercial Real Estate Finance
(in thousands)
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$53,100	$34,685	$28,145
Morgan Stanley Capital I, Series 1999-RM1	6.4%	28,865	9,880	9,880
COMM 1999-1	5.7%	56,477	27,518	28,232
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	25,085	12,968	10,868
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	43,131	14,224	13,528
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,643	5,100	7,054
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,709	1,762
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,950	5,557	8,243
FUNB CMT, Series 1999-C4	6.5%	21,125	8,014	7,211
Heller Financial, HFCMC Series 2000 PH-1	6.6%	24,040	9,193	8,660
SBMS VII, Inc., Series 2000-NL1	7.2%	8,289	4,628	4,028
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	26,708	11,102	11,014
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	18,068	4,660	2,963
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	16,665	3,701	3,701
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	17,502	4,585	5,251
JP Morgan-CIBC-Deutsche 2001	5.8%	25,398	7,296	7,294
Lehman Brothers-UBS Warburg 2001-C2	6.4%	23,426	6,831	6,828
SBMS VII, Inc., Series 2001-C1	6.1%	20,333	5,550	1,948
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,799	6,975	6,973
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	22,292	6,837	6,827
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	25,050	6,151	6,149
SBMS VII, Inc., Series 2001-C2	6.2%	23,217	7,186	7,176
FUNB CMT, Series 2002-C1	6.0%	22,097	9,060	7,895
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	40,325	17,467	19,579
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	27,926	10,891	11,236
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	38,047	13,345	13,709
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	15,919	3,807	3,807
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	37,896	12,315	12,467
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	26,189	9,123	9,123
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2003-ML1	4.9%	2,947	2,304	2,451
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	56,680	28,176	29,112
COMM 2003-LNB1	4.4%	24,324	5,731	5,731
Wachovia Bank Commercial Mortgage Trust, Series 2003-C5	4.3%	48,202	17,653	17,812
GE Commercial Mortgage Corporation, Series 2003-C2	5.1%	9,389	7,529	8,153
GMAC Commercial Mortgage Securities, Inc., Series 2003-C2	5.5%	56,441	25,120	26,372
GMAC Commercial Mortgage Securities, Inc., Series 2003-C3	5.3%	6,535	5,443	5,855
LB-UBS Commercial Mortgage Trust 2003-C8	5.4%	12,999	10,371	11,267
Wachovia Bank Commercial Mortgage Trust, Series 2003-C9	5.3%	46,793	22,516	23,189
COMM 2004-LNB2	5.0%	4,770	3,478	3,629
GE Commercial Mortgage Corporation, Series 2004-C1	5.0%	48,049	21,826	22,290
LB-UBS Commercial Mortgage Trust 2004-C1	4.9%	35,400	14,804	15,057
MezzCapp Commercial Mortgage Trust, Series 2004-C1	10.0%	1,990	823	823
Wachovia Bank Commercial Mortgage Trust, Series 2004-C10	5.0%	7,110	5,282	5,580

Total commercial mortgage-backed securities (43 issuances)		$1,121,794	$451,414	$448,872

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

	March 31, 2004

	(unaudited)
	Cost	Value

Commercial Real Estate Finance
(in thousands, except number of loans)
Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)	$22,524	$22,524
Crest 2002-1, Ltd.(3)	23,922	23,922
Crest 2002-IG, Ltd.(3)	4,440	4,440
Crest Clarendon Street 2002-1, Ltd.(3)	947	947
Crest 2003-1, Ltd.(3)	91,887	91,756
Crest 2003-2, Ltd.(3)	25,920	25,920
TIAA Real Estate CDO 2003-1, Ltd.(3)	1,949	1,949

Total collateralized debt obligations	$171,589	$171,458

	Interest	Number of
	Rate Ranges	Loans

Commercial Mortgage Loans
	Up to 6.99%	16	$13,807	$14,189
	7.00%–8.99%	6	14,645	13,790
	9.00%–10.99%	7	31,784	31,310
	11.00%–12.99%	6	11,181	9,207
	13.00%–14.99%	3	3,593	2,001
	15.00% and above	2	4,319	4,319

Total commercial mortgage loans		40	$79,329	$74,816

Real Estate Owned			16,093	14,283

Equity Interests (Guarantees — $2,731)			5,742	4,571

Total commercial real estate finance			$724,167	$714,000

Total portfolio			$2,584,297	$2,399,564

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2)	Public company.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three months ended March 31, 2004 and 2003 is unaudited)

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

      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company generally invests in companies in a variety of industries, non-investment grade commercial mortgage-backed securities (“CMBS”) and collateralized debt obligation bonds and preferred shares (“CDOs”).

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2003 balances to conform with the 2004 financial statement presentation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations, changes in net assets, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results to be expected for the full year.

      The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

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

      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

Equity Securities

      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale and minority ownership positions.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

      Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Fee Income

      Fee income includes fees for guarantees and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and other advisory services fees are generally recognized as income as the services are rendered.

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

Stock Compensation Plans

      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three
	Months Ended
	March 31,

	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$20,308	$19,873
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,052)	(3,742)

Pro forma net increase in net assets resulting from operations	17,256	16,131
Less preferred stock dividends	(45)	(55)

Pro forma net income available to common shareholders	$17,211	$16,076

Basic earnings per common share:
As reported	$0.16	$0.18
Pro forma	$0.13	$0.15
Diluted earnings per common share:
As reported	$0.15	$0.18
Pro forma	$0.13	$0.15

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

were used to calculate the fair value of options granted during the three months ended March 31, 2004 and 2003:

	For the Three
	Months Ended
	March 31,

	2004	2003

Risk-free interest rate	2.7%	2.8%
Expected life	5.0	5.0
Expected volatility	37.0%	39.1%
Dividend yield	8.7%	8.9%
Weighted average fair value per option	$4.25	$3.23

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

      The consolidated financial statements include portfolio investments at value of $2.4 billion and $2.6 billion at March 31, 2004, and December 31, 2003, respectively. At March 31, 2004, and December 31, 2003, 80% and 85%, respectively, of the Company’s total assets represented investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

      At March 31, 2004, and December 31, 2003, the private finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities	$1,405,573	$1,182,600	14.4%	$1,406,052	$1,214,886	15.0%
Equity interests	454,557	502,964		500,079	687,786

Total	$1,860,130	$1,685,564		$1,906,131	$1,902,672

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At March 31, 2004, and December 31, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

     Private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. Private finance investments are generally issued by private companies and are generally illiquid and subject to restrictions on resale or transferability.

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. At March 31, 2004, and December 31, 2003, approximately 99% and 97%, respectively, of the Company’s loans and debt securities had fixed interest rates.

      Equity interests consist primarily of securities issued by private companies and may be subject to restrictions on their resale and are generally illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate gain on sale.

      The Company’s most significant investment at March 31, 2004, was in Business Loan Express, LLC. The Company’s most significant investments at December 31, 2003, were in Business Loan Express, LLC and The Hillman Companies, Inc. The Hillman Companies, Inc. was sold on March 31, 2004.

      At March 31, 2004, and December 31, 2003, the Company had an investment at value totaling $337.4 million and $342.2 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At March 31, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders.

      At the time of the corporate reorganization of BLX from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a regulated investment company, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains.

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At March 31, 2004, the Company has considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year unsecured $215.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at March 31, 2004, was $74.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at March 31, 2004. At March 31, 2004, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.3 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. BLX is headquartered in New York, NY.

      At December 31, 2003, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $234.5 million at value. On March 31, 2004, the Company sold Hillman for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing $44.6 million in outstanding mezzanine debt. Total consideration to the Company from the sale, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. The Company realized a gain of $149.0 million on the transaction. The sale of Hillman is subject to certain post-closing working capital and other adjustments.

      Total interest and related portfolio income earned from the Company’s investments in BLX and Hillman for the three months ended March 31, 2004 and 2003, was $14.4 million and $15.3 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At March 31, 2004, and December 31, 2003, loans and debt securities at value not accruing interest were as follows:

	2004	2003
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$19,312	$31,873
Companies 5% to 25% owned	15,152	2,777
Companies less than 5% owned	46,383	28,027
Not in workout — companies more than 50% owned	35,042	31,897
Not in workout — companies less than 50% owned	39,126	16,532

Total	$155,015	$111,106

      The industry and geographic compositions of the private finance portfolio at value at March 31, 2004, and December 31, 2003, were as follows:

	2004	2003

Industry
Consumer products	24%	30%
Business services	24	22
Financial services	20	19
Healthcare services	9	8
Industrial products	7	6
Retail	5	4
Energy services	4	4
Telecommunications	2	2
Broadcasting and cable	2	2
Other	3	3

Total	100%	100%

Geographic Region
Mid-Atlantic	43%	40%
West	21	16
Midwest	17	26
Southeast	14	13
Northeast	4	4
International	1	1

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Real Estate Finance

      At March 31, 2004, and December 31, 2003, the commercial real estate finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$451,414	$448,872	13.7%	$399,106	$393,979	14.1%
CDO bonds and preferred shares	171,589	171,458	17.6%	186,824	186,557	16.7%
Loans	79,329	74,816	7.8%	87,427	83,639	8.6%
Real estate owned	16,093	14,283		15,931	12,856
Equity interests	5,742	4,571		5,641	4,896

Total	$724,167	$714,000		$694,929	$681,927

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     CMBS Bonds. At March 31, 2004, and December 31, 2003, CMBS bonds consisted of the following:

	2004	2003
($ in thousands)
Face	$1,121,794	$1,016,533
Original issue discount	(670,380)	(617,427)

Cost	$451,414	$399,106

Value	$448,872	$393,979

      The underlying rating classes of the CMBS bonds at cost and value at March 31, 2004, and December 31, 2003, were as follows:

	2004			2003

			Percentage of			Percentage of
	Cost	Value	Total Value	Cost	Value	Total Value
($ in thousands)
BB+	$56,482	$61,202	13.6%	$49,477	$51,157	13.0%
BB	33,361	36,386	8.1	22,031	23,008	5.9
BB-	21,781	23,239	5.2	13,538	14,266	3.6
B+	60,556	60,552	13.5	54,464	54,246	13.8
B	47,719	48,677	10.8	38,416	38,362	9.7
B-	85,397	85,068	19.0	84,986	83,859	21.3
CCC+	19,320	15,404	3.4	15,935	15,494	3.9
CCC	17,869	14,620	3.3	13,323	11,413	2.9
CCC-	1,113	489	0.1	3,133	2,410	0.6
Unrated	107,816	103,235	23.0	103,803	99,764	25.3

Total	$451,414	$448,872	100.0%	$399,106	$393,979	100.0%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At March 31, 2004, the face value of the CMBS bonds held by the Company were subordinate to 84% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of interest and principal, the Company invests in these CMBS bonds at a significant discount from the face amount of the bonds.

      At March 31, 2004, and December 31, 2003, the Company held CMBS bonds in 43 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS issuances consisted of the following at March 31, 2004, and December 31, 2003:

	2004	2003
($ in millions)
Approximate number of loans and REO properties(1)	6,100	5,600
Total outstanding principal balance	$42,269	$38,437
Loans over 30 days delinquent or classified as REO properties(2)	1.3% (3)	1.5% (3)

(1)	Includes approximately 28 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at March 31, 2004, and December 31, 2003, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At March 31, 2004, and December 31, 2003, the Company’s investments included bonds in the first loss, unrated bond class in 37 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.6% and 1.7% of the total outstanding principal balance at March 31, 2004, and December 31, 2003, respectively.

     The property types and the geographic composition of the underlying mortgage loans and REO properties in the underlying collateral pools for all CMBS issuances calculated using the outstanding principal balance at March 31, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Retail	35%	35%
Office	28	24
Housing	22	25
Industrial	5	5
Hospitality	4	5
Other	6	6

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

	2004	2003

Geographic Region
West	31%	31%
Mid-Atlantic	26	27
Midwest	21	21
Southeast	18	17
Northeast	4	4

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS bonds that are a result of the general condition of the real estate market, including vacancies, changes in market rental rates and tenant credit quality. The initial yield on each CMBS bond has generally been computed assuming an approximate 1% loss rate on its underlying collateral mortgage pool, with the estimated losses being assumed to occur in three equal installments in years three, six, and nine. As each CMBS bond ages, the amount of losses and the expected timing of recognition of such losses will be updated, and the respective yield will be adjusted as necessary. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

      At March 31, 2004, and December 31, 2003, the unamortized discount related to the CMBS bond portfolio was $670.4 million and $617.4 million, respectively, and the Company had set aside $323.3 million and $295.8 million, respectively, of this unamortized discount to absorb potential future losses. The yields on the CMBS bonds of 13.7% and 14.1%, respectively, assume that this amount that has been set aside will not be amortized. At December 31, 2003, the Company had reduced the face amount and the original issue discount on the CMBS bonds for specifically identified losses of $52.6 million, which had the effect of also reducing the amount of unamortized discount set aside to absorb potential future losses since those losses have now been recognized. The reduction of the face amount and the original issue discount on the CMBS bonds to reflect specifically identified losses did not result in a change in the cost basis of the CMBS bonds at December 31, 2003.

      At March 31, 2004, and December 31, 2003, CMBS bonds with a value of $0.1 million and $0.2 million, respectively, were not accruing interest.

      Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At March 31, 2004, the Company owned BB rated bonds in one CDO totaling $0.9 million at value and preferred shares in seven CDOs totaling $170.6 million at value. At December 31, 2003, the Company owned BBB rated bonds in one CDO totaling $16.0 million at value, BB rated bonds in one CDO totaling $0.9 million at value and preferred shares in seven CDOs totaling $169.7 million at value.

      The bonds and preferred shares of the CDOs in which the Company has invested at March 31, 2004, are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. Cash flow from the underlying collateral generally is allocated first to the senior bond tranches in order of priority, with the most senior tranches having a priority

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

right to the cash flow. Then, any remaining cash flow is generally distributed to the preferred shareholders. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At March 31, 2004, the Company’s bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions.

      At March 31, 2004, and December 31, 2003, the underlying collateral for the Company’s investment in the seven outstanding CDO issuances, respectively, had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,338.0	$1,338.0
Investment grade CMBS bonds(2)	676.4	662.3
Non-investment grade CMBS bonds(3)	1,119.4	1,133.7
Other collateral	31.7	32.4

Total collateral	$3,165.5	$3,166.4

(1)	Issued by 44 REITs for each of the respective periods presented.
(2)	Issued in 79 and 78 transactions, respectively, for the periods presented.
(3)	Issued in 68 transactions for each of the respective periods presented.

     Included in the CMBS bond collateral for the CDOs at March 31, 2004, and December 31, 2003, were certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by the Company.

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

      As of March 31, 2004 and 2003, the Company acted as the disposition consultant with respect to five and four, respectively, of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the three months ended March 31, 2004 and 2003, these fees totaled $0.4 million and $0.2 million, respectively.

      Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At March 31, 2004, approximately 91% and 9% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2003, approximately 92% and 8% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of March 31, 2004, and December 31, 2003, loans with a value of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

$12.0 million and $6.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

      Equity interests consist primarily of equity securities issued by privately owned companies that invest in single real estate properties. These equity interests may be subject to restrictions on their resale and are generally illiquid. Equity interests generally do not produce a current return, but are generally held in anticipation of investment appreciation and ultimate realized gain on sale.

      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at March 31, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Hospitality	45%	41%
Retail	23	21
Office	22	22
Housing	5	4
Healthcare	—	7
Other	5	5

Total	100%	100%

Geographic Region
Midwest	31%	30%
Southeast	30	34
West	21	20
Mid-Atlantic	10	9
Northeast	8	7

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

      At March 31, 2004, and December 31, 2003, the Company had the following debt:

	2004				2003

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured long-term notes payable	$869,220	$869,220	7.1%		$854,000	$854,000	7.2%
SBA debentures	94,800	87,500	8.1%		101,800	94,500	8.1%
OPIC loan	5,700	5,700	6.6%		5,700	5,700	6.6%

Total notes payable and debentures	969,720	962,420	7.2%		961,500	954,200	7.3%
Revolving line of credit	532,500	—	—	(2)	532,500	—	— (2)

Total debt	$1,502,220	$962,420	7.5	%(2)	$1,494,000	$954,200	7.5	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at March 31, 2004, and December 31, 2003, respectively, and the annual cost of commitment fees and other facility fees was $2.7 million. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date.

  Notes Payable and Debentures

      Unsecured Long-Term Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At March 31, 2004, the notes had remaining maturities of one month to six years. Subsequent to March 31, 2004, the Company repaid $112.0 million of these notes that matured on May 1, 2004. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      On March 25, 2004, the Company issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s existing unsecured long-term notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, the Company entered into a cross currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.

      SBA Debentures. At March 31, 2004, and December 31, 2003, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 7.6%. During the first quarter of 2004, the Company repaid $7.0 million of the SBA debentures. At March 31, 2004, the debentures had remaining maturities of one to eight years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At March 31, 2004, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at March 31, 2004, were as follows:

Year	Amount Maturing

($ in thousands)
2004	$214,000
2005	179,000
2006	180,700
2007	—
2008	153,000
Thereafter	235,720

Total	$962,420

Revolving Line of Credit

      The committed amount under the unsecured revolving credit facility is $532.5 million and may be further expanded through new or additional commitments up to $600 million at the Company’s option. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option. The facility generally bears interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees was $2.7 million at March 31, 2004, and December 31, 2003. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      There were no amounts outstanding on the revolving line of credit for the three months ended March 31, 2004, or at December 31, 2003. The average debt outstanding on the revolving line of credit was $97.1 million for the three months ended March 31, 2003. The maximum amount borrowed under this facility and the weighted average stated interest rate for the three months ended March 31, 2003, were $208.8 million and 2.7%, respectively. As of March 31, 2004, the amount available under the revolving line of credit was $488.4 million, net of amounts committed for standby letters of credit of $44.1 million issued under the credit facility.

Covenant Compliance

      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of March 31, 2004, the Company was in compliance with these covenants.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. As of March 31, 2004, and December 31, 2003, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $80.1 million and $83.4 million, respectively, and had extended standby letters of credit aggregating $44.1 million and $45.5 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments was $124.2 million and $128.9 million at March 31, 2004, and December 31, 2003, respectively. At March 31, 2004, and December 31, 2003, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

      As of March 31, 2004, the guarantees and standby letters of credit expire as follows:

	Total	2004	2005	2006	2007	2008	After 2008
(in millions)
Guarantees	$80.1	$0.5	$0.9	$0.3	$74.8	$—	$3.6
Standby letters of credit(1)	44.1	—	1.6	42.5	—	—	—

Total	$124.2	$0.5	$2.5	$42.8	$74.8	$—	$3.6

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2006.

Note 6. Preferred Stock

      At March 31, 2004, and December 31, 2003, Allied Investment had outstanding a total of 60,000 shares of $100 par value, 3% cumulative preferred stock and 10,000 shares of $100 par value, 4% redeemable cumulative preferred stock issued to the SBA pursuant to Section 303(c) of the Small Business Investment Act of 1958, as amended. In April 2004, Allied Investment redeemed the preferred stock by paying the SBA the par value of such securities plus any dividends accumulated and unpaid to the date of redemption.

      In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (SFAS No. 150) the Company has classified the 10,000 shares of $100 par value, 4% redeemable cumulative preferred securities in other liabilities on the accompanying consolidated balance sheet. Accordingly, the Company has also recorded the associated dividends as interest expense on the accompanying consolidated statement of operations beginning with the quarter ended September 30, 2003. The effect of this change in accounting principle was not material to the financial results or the results of operations of the Company. Also, in accordance with SFAS No. 150, no previously reported amounts have been reclassified.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity

      Sales of common stock for the three months ended March 31, 2004 and 2003, were as follows:

	For the Three Months
	Ended March 31,

	2004	2003

(in thousands)
Number of common shares	—	4,250
Gross proceeds	$—	$85,880
Less costs, including underwriting fees	—	(3,518)

Net proceeds	$—	$82,362

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

      Dividend reinvestment plan activity for the three months ended March 31, 2004 and 2003, was as follows:

	For the Three Months
	Ended March 31,

	2004	2003
(in thousands, except per share amounts)
Shares issued	50	84
Average price per share	$29.65	$20.13

Note 8. Earnings Per Common Share

      Earnings per common share for the three months ended March 31, 2004 and 2003, were as follows:

	For the Three Months
	Ended March 31,

	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$20,308	$19,873
Less preferred stock dividends	(45)	(55)

Income available to common shareholders	$20,263	$19,818

Weighted average common shares outstanding — basic	128,314	109,458
Dilutive options outstanding to officers	3,654	640

Weighted average common shares outstanding — diluted	131,968	110,098

Basic earnings per common share	$0.16	$0.18

Diluted earnings per common share	$0.15	$0.18

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Individual Performance Award

      In the first quarter of 2004, the Company established the Individual Performance Award (“IPA”) as a long-term compensation program for its senior officers. In conjunction with the program, the Company has approved a non-qualified deferred compensation plan (“DCP II”), which will be administered through a trust. The administrator of the DCP II will be the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”) and the DCP II trust will be administered by a Company-appointed trustee.

      The IPA, which will generally be determined annually at the beginning of each year, will be deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee has designed the DCP II, subject to shareholder approval, to then require the trustee to use the cash exclusively to purchase shares of the Company’s common stock in the open market.

      For the three months ended March 31, 2004, the Company accrued $3.5 million in IPA expense. Contribution of these amounts into the DCP II trust is pending shareholder approval to invest the IPA contributions in the Company’s common stock.

Note 10. Stock Option Plan

      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted vest ratably over a three-or five-year period.

      All rights to exercise options terminate 60 days after an optionee ceases to be (i) a non-officer director, (ii) both an officer and a director, if such optionee serves in both capacities, or (iii) an officer (if such officer is not also a director) of the Company for any cause other than death or total and permanent disability. In the event of a change of control of the Company, all outstanding options will become fully vested and exercisable as of the change of control.

      There are 26.0 million shares authorized under the Option Plan. At March 31, 2004, and December 31, 2003, the number of shares available to be granted under the Option Plan was 2.1 million and 8.8 million, respectively. On March 11, 2004, options for 6.8 million shares were granted to employees under the Option Plan at an exercise price of $28.98 per share.

      Options were outstanding for 21.0 million and 14.9 million shares with a weighted average exercise price of $23.39 and $20.68 per share at March 31, 2004, and December 31, 2003, respectively.

Note 11. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for the first quarter of 2004 and for the first quarter of 2003. These dividends totaled $73.4 million and $63.0 million for the three months ended March 31, 2004 and 2003, respectively. The Company declared an extra cash dividend of $0.03 per share during 2002 and this was paid to shareholders on January 9, 2003.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Dividends and Distributions, continued

      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the second quarter of 2004.

Note 12. Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2004 and 2003, the Company paid $6.1 million and $6.2 million, respectively, for interest. For the three months ended March 31, 2004 and 2003, the Company’s non-cash financing activities totaled $1.5 million and $1.7 million, respectively, related to the issuance of common stock in lieu of cash distributions.

      Non-cash operating activities for the three months ended March 31, 2004 and 2003, include notes or other securities received as consideration from the sale of investments of $48.3 million and $3.9 million, respectively, which increased the portfolio. The notes received for the three months ended March 31, 2004, include a note received for $47.5 million in conjunction with the sale of Hillman (see Note 3). Non-cash operating activities for the three months ended March 31, 2003, also included the receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.1 million.

Note 13. Hedging Activities

      The Company invests in CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of March 31, 2004, and December 31, 2003, consisted of the following:

($ in thousands)
Description of Issue	2004	2003

5-year Treasury securities, due November 2007	$7,363	$7,185
5-year Treasury securities, due February 2008	—	5,977
5-year Treasury securities, due March 2009	3,001	—
10-year Treasury securities, due November 2012	9,781	9,357
10-year Treasury securities, due February 2013	22,972	32,226
10-year Treasury securities, due May 2013	5,500	5,281
10-year Treasury securities, due August 2013	21,816	23,666
10-year Treasury securities, due November 2013	35,829	14,833
10-year Treasury securities, due February 2014	5,475	—

Total	$111,737	$98,525

      As of March 31, 2004, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Hedging Activities, continued

securities, resulting in unrealized depreciation on the obligations of $2.6 million. As of December 31, 2003, the total obligations to replenish borrowed Treasury securities had decreased since the original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.6 million.

      The net proceeds related to the sales of the borrowed Treasury securities were $108.7 million and $98.5 million at March 31, 2004, and December 31, 2003, respectively. Under the terms of the transactions, the Company had provided additional cash collateral of $3.0 million and $18 thousand at March 31, 2004, and December 31, 2003, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities. The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of March 31, 2004, the repurchase agreements were due on April 7, 2004, and had a weighted average interest rate of 0.7%. The weighted average interest rate on the repurchase agreements as of December 31, 2003, was 0.3%.

Note 14. Financial Highlights

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2004(1)	2003	2003

Per Common Share Data(2)
Net asset value, beginning of period	$14.94	$14.22	$14.22

Net investment income	0.34	0.39	1.65
Net realized gains(3)	1.12	0.44	0.63
Net change in unrealized appreciation or depreciation (3)	(1.31)	(0.65)	(0.66)

Net increase in net assets resulting from operations	0.15	0.18	1.62

Net decrease in net assets from shareholder distributions	(0.57)	(0.57)	(2.28)
Net increase in net assets from capital share transactions	0.08	0.22	1.38

Net asset value, end of period	$14.60	$14.05	$14.94

Market value, end of period	$30.29	$19.98	$27.88
Total return(4)	11%	(6)%	41%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Financial Highlights, continued

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2004(1)	2003	2003

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$1,879,970	$1,588,293	$1,914,577
Common shares outstanding at end of period	128,761	113,056	128,118
Diluted weighted average common shares outstanding	131,968	110,098	118,351
Employee and administrative expenses/average net assets (5)	0.96%	0.80%	3.50%
Total expenses/average net assets	1.97%	1.94%	8.06%
Net investment income/average net assets	2.35%	2.72%	11.51%
Net increase in net assets resulting from operations/ average net assets	1.07%	1.27%	11.33%
Portfolio turnover rate	6.83%	11.06%	31.12%
Average debt outstanding	$952,986	$891,325	$943,507
Average debt per share(2)	$7.22	$8.10	$7.97

(1)	The results for the three months ended March 31, 2004, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(5)	Employee expenses for the three months ended March 31, 2004, include the accrual of the new individual performance award totaling $3.5 million.

Note 15. Litigation

      The Company is party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Allied Capital Corporation:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2004, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 14) for the three-month periods ended March 31, 2004 and 2003. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights (included in Note 14), for the year then ended; and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Washington, D.C.

April 26, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2003. This quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

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

OVERVIEW

      We are a business development company that provides long-term debt and equity investment capital to companies in a variety of industries. Our lending and investment activity is generally focused on private finance and commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS, and collateralized debt obligation bonds and preferred shares, which we refer to as CDOs. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our private financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings and other types of financings. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital or whose securities may not be marginable.

      Our portfolio composition at March 31, 2004, and December 31, 2003, was as follows:

	2004	2003

Private finance	70%	74%
Commercial real estate finance	30%	26%

      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net gains or losses earned on our investment portfolio after deducting interest expense on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan and the amortization of loan origination points and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.

      Because we are a regulated investment company for tax purposes, we distribute substantially all of our taxable income as dividends to our shareholders.

PORTFOLIO AND INVESTMENT ACTIVITY

      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2004	2003	2003
($ in millions)

	(unaudited)
Portfolio at value	$2,399.6	$2,376.9	$2,584.6
Investments funded(1)	$217.8	$269.0	$931.5
Change in accrued or reinvested interest and dividends	$13.1	$11.1	$45.0
Principal collections related to investment repayments or sales	$237.1	$320.1	$784.0
Yield(2)	14.3%	14.0%	14.7%

(1)	Investments funded for the three months ended March 31, 2004, include a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three months ended March 31, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2004	2003	2003
($ in millions)

	(unaudited)
Portfolio at value:
Loans and debt securities	$1,182.6	$1,148.3	$1,214.9
Equity interests	503.0	593.8	687.8

Total portfolio	$1,685.6	$1,742.1	$1,902.7

Investments funded(1)	$157.7	$110.1	$498.0
Change in accrued or reinvested interest and dividends	$11.1	$11.3	$41.8
Principal collections related to investment repayments or sales	$204.8	$75.1	$314.3
Yield(2)	14.4%	14.0%	15.0%

(1)	Investments funded for the three months ended March 31, 2004, include a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Three Months Ended March 31, 2004(1)
Companies more than 25% owned	$16.1	$1.4	$17.5
Companies 5% to 25% owned	10.8	15.4	26.2
Companies less than 5% owned	108.9	5.1	114.0

Total	$135.8	$21.9	$157.7

For the Three Months Ended March 31, 2003(1)
Companies more than 25% owned	$33.2	$25.0	$58.2
Companies 5% to 25% owned	7.9	1.0	8.9
Companies less than 5% owned	41.2	1.8	43.0

Total	$82.3	$27.8	$110.1

For the Year Ended December 31, 2003(1)
Companies more than 25% owned	$53.0	$34.0	$87.0
Companies 5% to 25% owned	23.8	1.9	25.7
Companies less than 5% owned	377.4	7.9	385.3

Total	$454.2	$43.8	$498.0

(1)	The private finance portfolio is presented in three categories — companies more than 25% owned, which represent portfolio companies where we directly or indirectly own more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by us under the Investment Company Act of 1940, or the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where we directly or indirectly own 5% to 25% of the outstanding voting securities of such portfolio company or where we hold one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned, which represent portfolio companies where we directly or indirectly own less than 5% of the outstanding voting securities of such portfolio company and where we have no other affiliations with such portfolio company.

     The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make.

      On March 31, 2004, we sold The Hillman Companies, Inc. (Hillman) for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. We were repaid our existing $44.6 million in outstanding mezzanine debt. Total consideration to us from this sale, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. We realized a gain of $149.0 million on the transaction. The sale of Hillman is subject to certain post-closing working capital and other adjustments.

      We generally fund new investments using cash. In addition, we may acquire securities in exchange for our common equity. Also, we may acquire new securities through the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time we may opt to reinvest accrued interest receivable in a new debt or equity security in lieu of receiving such interest in cash and then using that cash to make a subsequent investment.

      At March 31, 2004, we had outstanding investment commitments to private finance portfolio companies totaling $458.4 million. In addition, we had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $121.5 million.

      Significant outstanding investment commitments at March 31, 2004, included the following:

•	Approximately $133 million in the form of subordinated debt and equity to recapitalize and acquire a majority interest in Advantage Sales & Marketing, Inc., a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. The closing of this transaction is subject to customary closing conditions, including regulatory and shareholder approvals and certain other adjustments, and is anticipated to close near the end of the second quarter of 2004.

•	$93.6 million of financing and purchase commitments to Callidus Capital Corporation (Callidus), an asset management company that structures and manages collateralized debt obligations (CDOs), senior loan collateralized loan obligations (CLOs), and other related investments. Our commitment consists of $50 million of subordinated debt to support Callidus’ warehouse facilities and warehousing activities, $41.8 million to purchase preferred equity securities in Callidus’ future CDO or CLO transactions, and $1.8 million for working capital needs. At March 31, 2004, we had an investment in Callidus totaling $5.5 million at value, which included equity ownership for 80% of the management company. We made our initial investment in Callidus in the fourth quarter of 2003.

During the first quarter of 2004, Callidus obtained a secured warehouse credit facility for up to $300 million to finance the acquisition of senior corporate loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate $30 million of our $50 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

•	Approximately $91 million in debt and equity financing to acquire Mercury Air Centers, Inc. (Mercury), a provider of fixed base operations at airports throughout the United States. This transaction closed on April 12, 2004, and we funded approximately $81 million, including closing costs. The purchase of Mercury is subject to post-closing adjustments. In addition to the amounts funded at closing, we have committed to fund $10 million in senior subordinated debt for future working capital and construction commitments. In connection with the transaction, Mercury Air Group, Inc. repaid its $24.0 million subordinated debt obligation to us.

      Our most significant investment at March 31, 2004, was in Business Loan Express, LLC (BLX), which was acquired in 2000.

      Business Loan Express, LLC.     At March 31, 2004, our investment in BLX totaled $259.6 million at cost and $337.4 million at value, or 11.2% of our total assets, which includes unrealized appreciation of $77.8 million.

      BLX is a national, non-bank lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a nationwide preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans, originates loans under the USDA Business and Industry Guaranteed Loan Program (B&I) and during the quarter ended March 31, 2004, BLX began originating small investment real estate loans. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.

      Summary financial data for BLX at and for the six months ended March 31, 2004, and at and for its fiscal year ended September 30, 2003, is presented below. Summary financial data has been provided by BLX and is unaudited.

		At and for the
		Fiscal Year
	At and for the	Ended
	Six Months Ended	September 30,
	March 31, 2004(1)	2003
($ in millions)
Operating Data
Total revenue	$60.6	$108.3
Net income(2)	$9.7	$4.7
Earnings before interest, taxes and management fees (EBITM)(2)	$26.4	$37.5
Balance Sheet Data
Total assets	$382.8	$353.0
Total debt	$190.1	$178.5
Total owners’ equity	$144.0	$136.1
Other Data
Loan originations
7(a) originations	$179.6	$502.4
Conventional originations	127.8	151.6
B&I originations	11.4	31.8

Total loan originations	$318.8	$685.8

Serviced loan portfolio	$2,407.4	$2,227.4
Number of loans	3,384	3,136
Loan delinquencies(3)	8.4%	8.3%
Serviced Loan Portfolio by Industry
Hotels	23%	24%
Gas stations/convenience stores	19	19
Professional and retail services	12	12
Restaurants	9	9
Manufacturing and industrial	9	9
Car wash/auto repair services	7	7
Child care and health care services	6	6
Recreation	4	5
Shrimp/fishing vessels	4	5
Other	7	4

Total	100%	100%

(1)	The results of operations for the six months ended March 31, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year.

(2)	For the fiscal year ended September 30, 2003, EBITM and net income were reduced by $2.3 million due to costs associated with its acquisition of Amresco Independence Funding, Inc. and its reorganization from a corporation to a limited liability company (LLC) and $2.3 million due to the increased value of issued and outstanding equity appreciation rights. In addition, net income for the fiscal year ended September 30, 2003, was increased by $3.4 million due to the reversal of certain net deferred tax liabilities upon the conversion of BLX from a corporation to a limited liability company. As an LLC, BLX is generally not subject to federal income tax; however, BLX is subject to certain state income and franchise taxes, and income taxes associated with a taxable subsidiary corporation.

(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 8.3% at March 31, 2004. SBA 7(a) loans greater than one year old at March 31, 2004, had a delinquency rate of 10.3%. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice. The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and receives personal guarantees from the principal owners of the small business.

BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. The total of cash loan sale premiums, cash interest income and cash received from residual interests and other cash income is equal to approximately 77% of BLX’s revenue of $60.6 million for the six months ended March 31, 2004, and approximately 83% of BLX’s revenue of $108.3 million for the fiscal year ended September 30, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the six months ended March 31, 2004, totaled $318.8 million. Proceeds from loan sales during the six months ended March 31, 2004, totaled approximately $311.9 million. Loans originated during the fiscal year ended September 30, 2003, totaled $685.8 million. Proceeds from loan sales during the fiscal year ended September 30, 2003, totaled approximately $664.2 million. BLX funds the construction of commercial real estate projects and as a result is unable to sell a construction loan until the loan is fully funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore, until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX’s loan originations were $130.5 million for the quarter ended March 31, 2004, as compared to $188.3 million for the quarter ended December 31, 2003. During the quarter ended March 31, 2004, the SBA 7(a) guaranteed loan program imposed certain lending constraints, including imposing a maximum loan size cap of $750,000. On April 5, 2004, certain amendments to the SBA 7(a) program were signed into law. The amended program removed the $750,000 loan cap and the program now provides for a maximum SBA 7(a) guaranteed loan of $2 million with a maximum loan guarantee of $1.5 million.

      BLX sells the guaranteed piece of SBA 7(a) guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.4% of the guaranteed loan amount. Cash premiums received from guaranteed loan sales during the six months ended March 31, 2004, were approximately $14.3 million in total. Cash premiums received from guaranteed loan sales during the fiscal year ended September 30, 2003, were approximately $31.3 million in total. Alternatively, BLX may sell the guaranteed pieces of SBA 7(a) guaranteed loans at par and receive cash only for the face amount of the loan sold, and instead of receiving a cash premium, BLX will receive an annual servicing spread on the loans sold of between 4.0% and 5.0%.

      In addition, BLX sells the unguaranteed pieces of the SBA 7(a) loans and conventional loans it originates into a conduit facility. The conduit loans are securitized and BLX retains an interest of up to 5.0% of the loan pool. BLX then receives the excess of loan interest payments on the loans sold over the interest cost on the securities issued in the securitization over the life of the loan pool, which is generally between 4.3% and 4.8% annually on the loans sold into the securitization pools.

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset, together referred to as the Residual Interest, in order to account for the retained interest in the loans sold and the net present value of the future cash flows it expects to receive from the loans sold or securitized. In computing the Residual Interest,

BLX discounts estimated future cash flows after making assumptions as to future loan losses and loan prepayments, which may reduce future cash flows. For the six months ended March 31, 2004, BLX received cash payments from the Residual Interest of approximately $27.4 million. For the fiscal year ended September 30, 2003, BLX received cash payments from the Residual Interest of approximately $49.3 million.

      At March 31, 2004, BLX’s Residual Interest totaled $195.0 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of $812.7 million over time, with approximately $67.4 million, $58.8 million, $57.1 million, and $55.5 million (or $238.8 million in the aggregate) scheduled to be received in the next four years ending on March 31, 2005, 2006, 2007, and 2008, respectively.

      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. We hold all of BLX’s Class A and Class B interests, and 94.9% of the Class C interests. BLX’s taxable income is first allocated to the Class A interests to the extent that dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C interests. BLX declares dividends on its Class B interests based on an estimate of its annual taxable income allocable to such interests.

      For the three months ended March 31, 2004 and 2003, BLX paid dividends to us in cash or in kind on the Class A interests totaling $3.0 million and $1.8 million, respectively. In addition, for the three months ended March 31, 2004 and 2003, BLX paid dividends to us on the Class B interests totaling $2.0 million and $1.0 million, respectively, and this dividend was paid to us through the issuance of additional Class B equity interests.

      At March 31, 2004, BLX had a three-year $215.0 million revolving credit facility that matures in January 2007. Subsequent to March 31, 2004, the commitments under the revolving credit facility have been increased to $260.0 million. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. The principal amount outstanding on the revolving credit facility at March 31, 2004, was $148.9 million and the amount guaranteed by us was $74.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at March 31, 2004. At March 31, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

Commercial Real Estate Finance

      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the
	Three Months Ended March 31,				At and for
					the Year Ended
					December 31,
	2004		2003		2003

	(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$448.9	13.7%	$326.5	15.5%	$394.0	14.1%
CDO bonds and preferred shares	171.4	17.6%	172.0	16.4%	186.6	16.7%
Commercial mortgage loans	74.8	7.8%	63.7	7.0%	83.6	8.6%
Residual interest	—	—	69.0	9.4%	—	—
Real estate owned	14.3		3.6		12.8
Equity interests	4.6		—		4.9

Total portfolio	$714.0		$634.8		$681.9

Investments funded	$60.1		$158.9		$433.5
Change in accrued or reinvested interest	$2.0		$(0.2)		$3.2
Principal collections related to investment repayments or sales	$32.3		$245.0		$469.7

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     Our commercial real estate investment activity for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Three Months Ended March 31, 2004
CMBS bonds	$114.3	$(54.9)	$59.4
Commercial mortgage loans	0.6	—	0.6
Equity interests	0.1	—	0.1

Total	$115.0	$(54.9)	$60.1

For the Three Months Ended March 31, 2003
CMBS bonds	$90.4	$(49.6)	$40.8
CDO preferred shares	118.4	(0.3)	118.1

Total	$208.8	$(49.9)	$158.9

For the Year Ended December 31, 2003
CMBS bonds	$508.5	$(225.9)	$282.6
CDO bonds and preferred shares	145.8	(0.4)	145.4
Commercial mortgage loans	3.0	—	3.0
Real estate owned	2.5	—	2.5

Total	$659.8	$(226.3)	$433.5

      At March 31, 2004, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $4.3 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $2.7 million.

      CMBS Bonds. During the three months ended March 31, 2004, we invested $48.9 million in four CMBS bond issuances, including $8.7 million of investments in BB+, BB and BB- rated bonds in two CMBS issuances where the below BB- rated bonds were purchased by other parties. In addition, we acquired CMBS bonds rated BB+ through CCC with a face amount of $14.3 million for a total purchase price of $10.5 million. During the three months ended March 31, 2003, we invested $40.8 million in two CMBS bond issuances. During the year ended December 31, 2003, we invested $282.6 million in 18 CMBS bond issuances, including $73.4 million of investments in BB+, BB and BB- rated bonds in eight CMBS issuances where the below BB- rated bonds were purchased by other parties.

      The underlying pools of mortgage loans that are collateral for our investments in new CMBS bond issuances for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, had respective original underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Three Months Ended
	March 31,

					For the Year Ended
	2004		2003		December 31, 2003

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$1,309.0	26%	$1,217.0	41%	$4,114.3	22%
60-65%	465.1	9	400.0	13	1,582.8	9
65-70%	447.0	9	237.7	8	1,768.0	10
70-75%	966.6	20	323.4	11	4,024.3	22
75-80%	1,527.2	31	795.1	27	6,560.5	36
Greater than 80%	254.1	5	9.5	—	138.6	1

Total	$4,969.0	100%	$2,982.7	100%	$18,188.5	100%

Weighted average loan to value	66.5%		63.4%		68.5%

	For the Three Months Ended
	March 31,

					For the Year Ended
	2004		2003		December 31, 2003
Debt Service Coverage
Ratio Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$832.1	17%	$1,323.4	45%	$4,208.7	23%
1.76-2.00	276.6	6	368.7	12	2,094.6	12
1.51-1.75	607.8	12	515.8	17	3,132.8	17
1.26-1.50	2,434.9	49	741.5	25	7,362.9	40
Less than 1.25	817.6	16	33.3	1	1,389.5	8

Total	$4,969.0	100%	$2,982.7	100%	$18,188.5	100%

Weighted average debt service coverage ratio	1.61		1.91		1.73

      From time to time, we may sell lower yielding CMBS bonds rated BB+ through BB-, and to a lesser extent CMBS bonds rated B+ and B, in order to maximize the return on our CMBS bond portfolio. The cost basis of and the gross sales proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, were as follows:

	For the Three
	Months Ended		For the Year
	March 31,		Ended
			December 31,
	2004	2003	2003
($ in millions)
Cost basis	$6.3	$244.1	$412.3
Gross sales proceeds(1)	$6.4	$275.1	$446.8
Net realized gains (net of related hedge gains or losses)	$0.1	$24.6	$31.6
Weighted average yield	7.7%	11.9%	10.1%

(1)	Gross sales proceeds represent the total cash consideration received, including the repayment of the cost basis of the bonds and proceeds related to the net realized gains on the bonds.

     The non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At March 31, 2004, the face value of the CMBS bonds we held were subordinate to 84% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of interest and principal, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, the average discount for the CMBS bonds in which we invested was 48%, 55% and 44%, respectively.

      At March 31, 2004, the unamortized discount related to the CMBS bond portfolio was $670.4 million, of which $323.3 million has been set aside to absorb potential future losses. The yield on the CMBS bonds of 13.7% assumes that this amount that has been set aside will not be amortized. As the amount of future losses and the expected timing of recognition of such losses is difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yield will be achieved. At March 31, 2004, the CMBS bond portfolio had a fair value of $448.9 million, which included net unrealized depreciation on the CMBS bonds of $2.5 million.

      The yield on our CMBS bond portfolio at March 31, 2004 and 2003, and December 31, 2003, was 13.7%, 15.5% and 14.1%, respectively. The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB+, BB, and BB- rated CMBS bonds held in the portfolio. The BB+, BB, and BB- rated CMBS bonds totaled $120.8 million, $78.9 million and $88.4 million at value and had a yield of 7.8%, 8.4%, and 8.2% at March 31, 2004 and 2003, and December 31, 2003, respectively.

      At March 31, 2004, and December 31, 2003, we held CMBS bonds in 43 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (REO) properties, for these CMBS bonds consisted of the following at March 31, 2004, and December 31, 2003:

	2004	2003
($ in million)
Approximate number of loans and REO properties(1)	6,100	5,600
Total outstanding principal balance	$42,269	$38,437
Loans over 30 days delinquent or classified as REO properties (2)	1.3% (3)	1.5% (3)

(1)	Includes approximately 28 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at March 31, 2004, and December 31, 2003, respectively.
(2)	As a percentage of total outstanding principal balance.
(3)	At March 31, 2004, and December 31, 2003, our investments included bonds in the first loss, unrated bond class in 37 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.6% and 1.7% of the total outstanding principal balance at March 31, 2004, and December 31, 2003, respectively.

     At March 31, 2004, and December 31, 2003, the age of our bonds with a rating class of B+ and lower was as follows:

	2004		2003

	Value	Percentage	Value	Percentage
($ in millions)
Less than one year old	$93.9	28.6%	$83.9	27.5%
One to two years old	50.8	15.5	41.0	13.4
Two to three years old	39.9	12.2	43.8	14.3
Three years old or older	143.5	43.7	136.9	44.8

Total	$328.1	100.0%	$305.6	100.0%

      Collateralized Debt Obligation Bonds and Preferred Shares. During the three months ended March 31, 2004, we did not invest in any collateralized debt obligations (CDO). During the three months ended March 31, 2003, and the year ended December 31, 2003, we invested in the BBB rated bonds, BB rated bonds and preferred shares of one and three CDOs, respectively. The CDOs are generally secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, and investment and non-investment grade CMBS bonds.

      During the three months ended March 31, 2004, and the year ended December 31, 2003, we sold CDO bonds with a cost basis of $16.3 million and $13.9 million, for a net realized gain of $0.1 million and a net realized loss of $0.1 million, net of the related hedge gain and loss, respectively. The yield on the CDO bonds sold was 7.6% for both periods presented. There were no sales during the three months ended March 31, 2003.

      The BB rated bonds and the preferred shares of the seven CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At March 31, 2004, our bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at March 31, 2004, are certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by us.

      The yield on our CDO bonds and preferred shares at March 31, 2004 and 2003, and December 31, 2003, was 17.6%, 16.4% and 16.7%, respectively. The yield on the CDO portfolio at any point in time will generally vary depending on the amount of lower yielding CDO bonds held in the portfolio.

      At March 31, 2004, and December 31, 2003, the underlying collateral for our investments in the seven outstanding CDO issuances had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,338.0	$1,338.0
Investment grade CMBS bonds(2)	676.4	662.3
Non-investment grade CMBS bonds(3)	1,119.4	1,133.7
Other collateral	31.7	32.4

Total collateral	$3,165.5	$3,166.4

(1)	Issued by 44 REITs for each of the respective periods presented.
(2)	Issued in 79 and 78 transactions, respectively, for the periods presented.
(3)	Issued in 68 transactions for each of the respective periods presented.

Portfolio Asset Quality

      Portfolio by Grade. We employ a standard grading system for our entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is used for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is used for investments that are in workout and for which some loss of principal is expected.

      At March 31, 2004, and December 31, 2003, our portfolio was graded as follows:

	At March 31, 2004		At December 31, 2003

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$687.0	28.6%	$985.1	38.1%
2	1,467.9	61.2	1,271.4	49.2
3	112.9	4.7	212.4	8.2
4	62.2	2.6	34.7	1.4
5	69.6	2.9	81.0	3.1

	$2,399.6	100.0%	$2,584.6	100.0%

      The total portfolio at value at March 31, 2004, was $185.0 million lower than the total portfolio at value at December 31, 2003, primarily due to the sale of Hillman on March 31, 2004. The value of Hillman at December 31, 2003, was $234.5 million, and this value was included in Grade 1 assets. We received $47.5 million of new subordinated debt in Hillman in conjunction with the sale and this new debt was included in Grade 2 assets at March 31, 2004. The net cash proceeds to us from the sale of Hillman of $196.8 million were included in cash and cash equivalents at March 31, 2004, pending being reinvested into the portfolio. We continue to include our CMBS portfolio in Grade 2 assets, as we are uncertain as to whether the unrealized appreciation or depreciation on our CMBS portfolio at March 31, 2004, will necessarily result in a realized gain or loss.

      Total Grade 4 and 5 assets were $131.8 million and $115.7 million, or 5.5% and 4.5% of the total portfolio at value at March 31, 2004, and December 31, 2003, respectively. Total Grade 3, 4 and 5 assets declined to $244.7 million at March 31, 2004, from $328.1 million at December 31, 2003. Included in Grade 4 and 5 assets at March 31, 2004, and December 31, 2003, were assets totaling $28.2 million and $26.8 million, respectively, that are secured by commercial real estate. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the business of private finance is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grades 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with such companies in order to recover the maximum amount of our investment.

      Loans and Debt Securities on Non-Accrual Status. Loans and debt securities on non-accrual status for which we have doubt about interest collection and are in workout status are classified as Grade 4 or 5 assets. In addition, from time to time we may not accrue interest on loans and debt securities to companies that are more than 50% owned by us depending on such company’s working capital needs. In these situations we may choose to defer current debt service.

      At March 31, 2004, and December 31, 2003, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2004	2003
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)	$91.0	$69.4
Not in workout — companies more than 50% owned	35.0	31.9
Not in workout — companies less than 50% owned(2)	41.1	16.7

Total	$167.1	$118.0

Percentage of total portfolio	7.0%	4.6%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above. Includes commercial real estate loans of $10.2 million and $6.8 million at March 31, 2004, and December 31, 2003, respectively.

(2)	Includes commercial real estate loans of $1.8 million at March 31, 2004.

     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at March 31, 2004, and December 31, 2003, were as follows:

	2004	2003

($ in millions)
Private finance	$88.3	$85.6
Commercial real estate finance
CMBS bonds	53.6	40.3
Commercial mortgage loans	4.9	3.7

Total	$146.8	$129.6

Percentage of total portfolio	6.1%	5.0%

      As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. As a result, the amount of the private finance portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our private finance investments for a total return including interest or dividends plus capital gains from the sale of equity securities.

      For CMBS bonds, interest payments are made to bondholders from the cash flow on the underlying collateral. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, the lower rated tranches of the CMBS bonds in which we invest may not receive current interest payments and, therefore, may become delinquent. However, if the reduced cash flows resulting from defaults or losses in the underlying collateral pool have been factored into our yield on the bonds, we may continue to accrue interest on the bonds to the extent that we expect to collect such interest over time.

      Given these factors, the amount of loans, debt securities, or CMBS bonds on non-accrual status or greater than 90 days delinquent is not necessarily an indication of future principal loss or loss of anticipated investment return. Our portfolio grading system is used as a means to assess loss of investment return or investment principal.

Hedging Activities

      We have invested in CMBS bonds, which are purchased at prices that are based in part on comparable Treasury rates. We have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions. These losses are limited to the increase in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited to the decline in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $111.7 million and $98.5 million at March 31, 2004, and December 31, 2003, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus the additional cash collateral provided under the terms of the transactions were $111.7 million and $98.5 million at March 31, 2004, and December 31, 2003, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS bonds and CDO bonds that we own and have hedged as of the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003

      The following table summarizes the Company’s operating results for the three months ended March 31, 2004 and 2003.

	For the Three
	Months Ended
	March 31,
				Percentage
	2004	2003	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$73,539	$65,521	$8,018	12%
Loan prepayment premiums	950	1,121	(171)	(15)%
Fees and other income	7,276	6,488	788	12%

Total interest and related portfolio income	81,765	73,130	8,635	12%

Expenses
Interest	19,113	17,922	1,191	7%
Employee	8,862	8,121	741	9%
Individual performance award	3,493	—	3,493	100%
Administrative	5,827	4,417	1,410	32%

Total operating expenses	37,295	30,460	6,835	22%

Net investment income before income taxes	44,470	42,670	1,800	4%
Income tax expense (benefit)	(75)	—	(75)	**

Net investment income	44,545	42,670	1,875	4%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	147,850	48,339	99,511	*
Net change in unrealized appreciation or depreciation	(172,087)	(71,136)	(100,951)	*

Total net gains (losses)	(24,237)	(22,797)	(1,440)	*

Net income	$20,308	$19,873	$435	2%

Diluted earnings per common share	$0.15	$0.18	$(0.03)	(17)%

Weighted average common shares outstanding — diluted	131,968	110,098	21,870	20%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the three months ended March 31, 2004 and 2003, was composed of the following:

	2004	2003
($ in millions)
Interest	$69.9	$62.4
Dividends	3.6	3.1

Total interest and dividends	$73.5	$65.5

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-

bearing investments and the amount of loans and debt securities for which interest is not accruing. Certain loans were placed on non-accrual during the first quarter of 2004, which reduced interest income by $2.7 million for the three months ended March 31, 2004. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at March 31, 2004 and 2003, were as follows:

	2004	2003
($ in millions)
Interest-bearing portfolio	$1,892.0	$1,779.5
Portfolio yield	14.3%	14.0%

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the three months ended March 31, 2004 and 2003, includes $2.0 million and $1.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends were paid through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $1.0 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the age of the loans at the time of repayment.

      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other advisory services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, marketing, human resources, personnel and board member recruiting, corporate governance, and risk management.

      Fees and other income for the three months ended March 31, 2004 and 2003, included fees relating to the following:

	2004	2003
($ in millions)
Structuring and diligence	$1.8	$0.3
Transaction and other services provided to portfolio companies	0.8	0.3
Management services provided to portfolio companies, other advisory services and guaranty fees	4.4	5.7
Other income	0.3	0.2

Total fees and other income	$7.3	$6.5

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      BLX was our most significant investment at March 31, 2004, and represented 11.2% of our total assets. BLX and Hillman were our most significant portfolio investments at March 31, 2003, and together represented 18.9% of our total assets at March 31, 2003. As discussed above, we sold

Hillman on March 31, 2004. Total interest and related portfolio income earned from these investments for the three months ended March 31, 2004 and 2003, were $14.4 million and $15.3 million, respectively.

      As part of the Hillman sale transaction, we were repaid our existing $44.6 million in outstanding mezzanine debt and received $47.5 million in new subordinated debt in conjunction with the transaction. After the sale date, we will no longer receive a management fee from Hillman. We estimate that this sale transaction will result in a net reduction to interest and related portfolio income for 2004 of approximately $2.4 million.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended March 31, 2004 and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost, including fees and closing costs, at and for the three months ended March 31, 2004 and 2003, were as follows:

	At and for the
	Three Months
	Ended
	March 31,

	2004	2003
($ in millions)
Total Outstanding Debt	$962.4	$856.0
Average Outstanding Debt	$953.0	$891.3
Weighted Average Cost	7.5%	7.6%

      In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.9 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 133 and 110 at March 31, 2004 and 2003, respectively. During 2003, employee expenses included a retention award program whereby senior officers received cash awards as part of their compensation. The retention award component for the three months ended March 31, 2003, was $2.1 million. Beginning January 1, 2004, we no longer provided retention awards.

      In the first quarter of 2004, we established the Individual Performance Award (IPA) as a long-term compensation program for our senior officers. In conjunction with the program, the Board has approved a non-qualified deferred compensation plan (DCP II), which will be administered through a trust.

      The IPA, which will generally be determined annually at the beginning of each year, will be deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors has designed the DCP II, subject to shareholder approval, to then require the trustee to use the cash exclusively to purchase shares of our common stock in the open market. Although no new shares will be issued as part of the plan, DCP II is considered an “equity compensation plan” under the New York Stock Exchange rules. As a result of the requirement to invest in our common stock, the DCP II is being submitted to stockholders for approval at our Annual Meeting of Stockholders that will be held on May 12, 2004.

      Amounts credited to participants under the DCP II will be immediately vested once deposited by us into the trust. A participant’s account shall become distributable only after his or her termination of employment, or in the event of a change of control of the Company. The Compensation Committee of the Board of Directors may also determine other distributable events and the timing of such distributions.

      For the three months ended March 31, 2004, we accrued $3.5 million in IPA expense, or $0.026 per share. Contribution of these amounts into the DCP II trust is pending shareholder approval to invest the IPA contributions to the trust in our common stock. Because the IPA is deferred compensation, the cost of this award will not be a current expense for purposes of computing our taxable income. The expense will be deferred for tax purposes until distributions from the trust occur in the future.

      We have a stock option plan to provide officers and non-officer directors with additional incentives. At March 31, 2004, there were 26.0 million shares authorized under the option plan, of which there were 2.1 million shares available to be granted. Subject to approval by shareholders, we plan to increase the number of shares authorized under the option plan and available for future grant by 9.0 million shares.

      Administrative expenses include legal and accounting fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $5.8 million for the three months ended March 31, 2004, a $1.4 million increase over administrative expenses of $4.4 million for the three months ended March 31, 2003. The increase in administrative expenses was primarily due to portfolio-related legal and diligence costs ($0.6 million) and increased costs associated with corporate liability insurance ($0.3 million), outside consultants ($0.3 million) and office leases ($0.2 million).

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended March 31, 2004 and 2003, were as follows:

	For the
	Three Months
	Ended
	March 31,

	2004	2003
($ in millions)
Realized gains	$156.0	$48.5
Realized losses	(8.1)	(0.2)

Net realized gains	$147.9	$48.3

      Realized gains and losses for the three months ended March 31, 2004 and 2003, resulted from various private finance and commercial real estate finance transactions.

      Realized gains for the three months ended March 31, 2004, primarily resulted from transactions involving two private finance portfolio companies — The Hillman Companies, Inc. ($149.0 million) and CBA-Mezzanine Capital Finance, LLC ($3.9 million).

      Realized gains for the three months ended March 31, 2003, primarily resulted from transactions involving five private finance portfolio companies — Morton Grove Pharmaceuticals, Inc. ($8.4 million), CyberRep ($8.3 million), Blue Rhino Corporation ($3.9 million), GC-Sun

Holdings, II, LP ($2.0 million), and Kirkland’s, Inc. ($1.2 million). In addition, gains were also realized from the sale of CMBS bonds ($24.6 million, net of a realized loss of $6.4 million from hedges related to the CMBS bonds sold).

      For the three months ended March 31, 2004 and 2003, we reversed previously recorded unrealized appreciation totaling $142.8 million and $43.0 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the three months ended March 31, 2004, primarily resulted from transactions involving two private finance portfolio companies — Logic Bay Corporation ($5.7 million) and Sure-Tel, Inc. ($2.3 million).

      For the three months ended March 31, 2004 and 2003, we reversed previously recorded unrealized depreciation totaling $7.7 million and $0.2 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At March 31, 2004, portfolio investments recorded at fair value were approximately 80% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      In connection with our valuation process to determine the fair value of a private finance investment, we may receive independent assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of the bankruptcy process, or we may work with independent third-party consultants to obtain assistance and advice as additional support in the preparation of our internal valuation analysis. The valuation analysis prepared by management using these independent valuation resources is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.

      For the quarter ended March 31, 2004, we received valuation assistance from S&P Corporate Value Consulting (S&P CVC) in determining the fair value of 22 private finance portfolio companies. In addition, we continued to receive valuation assistance from JMP Securities, LLC (JMP) for our investment in Business Loan Express, LLC, as discussed below. In total we received valuation assistance from S&P CVC and JMP for 40% of the value of the private finance portfolio at March 31, 2004.

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

      For the portfolio, net change in unrealized appreciation or depreciation for the three months ended March 31, 2004 and 2003, consisted of the following:

	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$(37.0)	$(28.3)
Reversal of previously recorded unrealized appreciation associated with realized gains	(142.8)	(43.0)
Reversal of previously recorded unrealized depreciation associated with realized losses	7.7	0.2

Net change in unrealized appreciation or depreciation	$(172.1)	$(71.1)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     At March 31, 2004, our most significant portfolio investment was in BLX. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

      Business Loan Express, LLC. To determine the value of our investment in BLX at March 31, 2004, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We performed the analyses with the assistance of JMP.

      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at March 31, 2004, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2003.

      Our investment in BLX at March 31, 2004, was valued at $337.4 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $77.8 million at March 31, 2004, a decrease in unrealized appreciation of $9.3 million for the three months ended March 31, 2004. The SBA 7(a) Guaranteed Loan Program operated under certain limitations during the quarter ended March 31, 2004, and as such, BLX’s loan originations were lower than expected. The reduction in loan origination volume reduced our estimate of trailing pro-forma net income and excess working capital in the valuation analysis, resulting in the unrealized depreciation for the quarter.

      The value of our investment in BLX’s Class B and Class C equity interests was $247.0 million at March 31, 2004. The value of our Class B and Class C equity interests are at an implied trailing price to pro-forma earnings ratio of approximately 12.5 times and on an implied forward projected price to pro-forma earnings ratio of approximately 9.1 times. The value of BLX’s Class B and Class C equity interests is at an implied multiple of investor cost basis of approximately 1.5 times.

OTHER MATTERS

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 132.0 million and 110.1 million for the three months ended March 31, 2004 and 2003, respectively.

      Regulated Investment Company Status. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, as dividends to our shareholders on a timely basis. Annual tax distributions generally differ from net income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

      Our portfolio has historically generated significant cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the three months ended March 31, 2004 and 2003, was as follows:

($ in millions)	2004	2003

Net cash provided by operating activities	$207.9	$120.3
Add: portfolio investments funded	170.3	269.0

Total cash provided by operating activities before new investments	$378.2	$389.3

      Because of the significant amount of cash provided by operating activities before new investments, we generate sufficient cash flow to fund our operating activities as well as pay dividends to shareholders.

      Dividends to common shareholders for the three months ended March 31, 2004 and 2003, were $73.4 million and $63.0 million, respectively, or $0.57 per common share for both quarters. An extra cash dividend of $0.03 per common share was declared during 2002 and was paid to shareholders on January 9, 2003. For the second quarter of 2004, the Board of Directors has declared a dividend of $0.57 per common share payable on June 30, 2004.

      Dividends are paid based on our taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

      Our Board of Directors evaluates whether to retain or distribute taxable net capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains to support future growth. Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year.

      Because of the level of cash flow provided in 2003 and the first quarter of 2004, we ended the quarter with $375.3 million in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities.

      At March 31, 2004, we had significant outstanding commitments to fund investments totaling $462.7 million. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

Debt and Equity Capital

      Because we are a regulated investment company, we distribute our taxable income and, therefore, require external capital for asset growth. As a result, from time to time we will raise growth capital in the form of new debt or equity capital.

      At March 31, 2004, and December 31, 2003, our total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2004	2003

Total assets	$3,010.5	$3,019.9
Total debt outstanding	$962.4	$954.2
Total shareholders’ equity	$1,880.0	$1,914.6
Debt to equity ratio	0.51	0.50
Asset coverage ratio(1)	314%	322%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.65:1.00, and are currently at the low end of the target debt to equity ratio range. We have been in a period of economic uncertainty, and we believe that it is prudent to operate with a larger equity capital base and less leverage. We did not sell equity during the three months ended March 31, 2004. For the three months ended March 31, 2003, and the year ended December 31, 2003, we sold equity of $82.4 million and $422.9 million, respectively. In addition, we raised $18.5 million, $3.0 million and $21.2 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003.

      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $488.4 million on March 31, 2004. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      At March 31, 2004, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$869.2	$869.2	7.1%
SBA debentures	94.8	87.5	8.1%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	969.7	962.4	7.2%
Revolving line of credit	532.5	—	—	(2)

Total debt	$1,502.2	$962.4	7.5	% (2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at March 31, 2004. As of March 31, 2004, $488.4 million remained unused and available, net of amounts committed for standby letters of credit of $44.1 million issued under the line of credit facility. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual cost of commitment fees and other facility fees on the revolving line of credit is currently $2.7 million.

     Unsecured Long-Term Notes Payable. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2004 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. On March 25, 2004, we issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as our existing unsecured long-term notes. Simultaneous with issuing the notes, we entered into a cross currency swap with a financial institution which fixed our interest and principal payments in U.S. dollars for the life of the debt.

      On April 30, 2004, we repaid $112.0 million of unsecured long-term notes payable that matured on May 1, 2004, with excess cash.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first quarter of 2004, we repaid $7.0 million of this outstanding debt. Under the small business investment company program, we may borrow up to $116.0 million from the Small Business Administration. At March 31, 2004, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. We have an unsecured revolving line of credit with a committed amount of $532.5 million. The committed amount may be further expanded through new or additional commitments up to $600 million at our option. The revolving line of credit expires in April 2005, with the right to extend the maturity for one additional year at our option under substantially similar terms. The credit facility generally bears interest at a rate, at our option, equal to (i) the one-month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      As of March 31, 2004, $488.4 million remained unused and available, net of amounts committed for standby letters of credit of $44.1 million issued under the line of credit facility. There were no amounts outstanding on the revolving line of credit at March 31, 2004.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2004, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2004.

		Payments Due By Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable(1)	$869.2	$214.0	$165.0	$175.0	$—	$153.0	$162.2
SBA debentures	87.5	—	14.0	—	—	—	73.5
OPIC loan	5.7	—	—	5.7	—	—	—
Revolving line of credit(2)	—	—	—	—	—	—	—
Operating leases	34.0	2.5	4.2	4.2	4.1	4.1	14.9

Total contractual obligations	$996.4	$216.5	$183.2	$184.9	$4.1	$157.1	$250.6

(1)	During April 2004, we repaid $112.0 million of unsecured long-term notes payable that matured on May 1, 2004, with excess cash.

(2)	The revolving line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our option. We assume that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of April 2006. At March 31, 2004, there were no amounts drawn under the facility and $488.4 million remained unused and available, net of amounts committed for standby letters of credit of $44.1 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2004.

		Amount of Commitment Expiration Per Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Guarantees	$80.1	$0.5	$0.9	$0.3	$74.8	$—	$3.6
Standby letters of credit(1)	44.1	—	1.6	42.5	—	—	—

Total commitments	$124.2	$0.5	$2.5	$42.8	$74.8	$—	$3.6

(1)	Standby letters of credit are issued under our revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at our option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in April 2006.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s working capital needs. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

        Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale and minority ownership positions.

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

      Commercial Mortgage-Backed Securities (CMBS) and Collateralized Debt Obligations (CDO). CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.

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

      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

      Fee Income. Fee income includes fees for guarantees and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and other advisory services fees are generally recognized as income as the services are rendered.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At March 31, 2004, portfolio investments recorded at fair value were approximately 80% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At March 31, 2004, the investment totaled $337.4 million at value, or 11.2% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $215.0 million revolving credit facility. The amount we have guaranteed at March 31, 2004, was $74.6 million. This guaranty can only be called in the event of a default by BLX. At March 31, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2004, our asset coverage for senior indebtedness was 314%.

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

      At March 31, 2004, we had $962.4 million of outstanding indebtedness bearing a weighted average annual interest cost of 7.5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.4%.

      Changes in interest rates may affect our cost of capital and net investment income. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940

Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2003.

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

      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      We are party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      During the three months ended March 31, 2004, we issued a total of 50,060 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.5 million.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2. filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)	First Amendment to Credit Agreement, dated as of October 6, 2003.(Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).

Exhibit
Number	Description

10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17	Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18	Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit A of Allied Capital’s definitive proxy statement for Allied Capital’s 2002 Annual Meeting of Stockholders filed on April 3, 2002).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated December 15, 2003. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number	Description

10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38*	Note Agreement, dated as of March 25, 2004.
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

      On April 26, 2004, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing that we had declared a dividend for the second quarter of 2004.

      On April 28, 2004, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 7, 2004	/s/ WILLIAM L. WALTON --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ PENNI F. ROLL --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.38*	Note Agreement, dated as of March 25, 2004.
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*      Filed herewith.