Form 10-Q
period 2004-06-30
ALLIED CAPITAL CORP
filed 2004-08-09
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

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

      On August 5, 2004, there were 129,126,883 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2004	2003

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2004-$1,103,189; 2003-$755,024)	$1,063,677	$900,317
Companies 5% to 25% owned (cost: 2004-$164,798; 2003-$195,600)	162,363	218,305
Companies less than 5% owned (cost: 2004-$802,333; 2003-$955,507)	686,426	784,050

Total private finance (cost: 2004-$2,070,320; 2003-$1,906,131)	1,912,466	1,902,672
Commercial real estate finance (cost: 2004-$891,754; 2003-$694,929)	872,348	681,927

Total portfolio at value (cost: 2004-$2,962,074; 2003-$2,601,060)	2,784,814	2,584,599

Deposits of proceeds from sales of borrowed Treasury securities	164,772	98,527
Accrued interest and dividends receivable	62,618	53,079
Other assets	75,401	69,498
Cash and cash equivalents	92,782	214,167

Total assets	$3,180,387	$3,019,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2004-$142,000; 2003-$221,000)	$850,280	$954,200
Revolving line of credit	208,500	—
Obligations to replenish borrowed Treasury securities	164,772	98,525
Accounts payable and other liabilities	52,124	46,568

Total liabilities	1,275,676	1,099,293

Commitments and contingencies
Preferred stock	—	6,000
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 128,959,677 and 128,117,985 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	13	13
Additional paid-in capital	2,003,904	1,985,652
Common stock held in deferred compensation trust	(6,909)	—
Notes receivable from sale of common stock	(8,617)	(18,632)
Net unrealized appreciation (depreciation) on portfolio	(191,393)	(39,055)
Undistributed (distributions in excess of) earnings	107,713	(13,401)

Total shareholders’ equity	1,904,711	1,914,577

Total liabilities and shareholders’ equity	$3,180,387	$3,019,870

Net asset value per common share	$14.77	$14.94

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)

	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$15,918	$12,728	$31,870	$27,931
Companies 5% to 25% owned	6,259	6,480	12,245	12,973
Companies less than 5% owned	51,996	47,929	103,597	91,754

Total interest and dividends	74,173	67,137	147,712	132,658

Loan prepayment premiums
Companies more than 25% owned	—	—	—	108
Companies 5% to 25% owned	712	140	712	625
Companies less than 5% owned	2,355	1,497	3,305	2,025

Total loan prepayment premiums	3,067	1,637	4,017	2,758

Fees and other income
Companies more than 25% owned	8,306	4,304	12,795	10,013
Companies 5% to 25% owned	123	177	470	230
Companies less than 5% owned	1,831	3,959	4,271	4,685

Total fees and other income	10,260	8,440	17,536	14,928

Total interest and related portfolio income	87,500	77,214	169,265	150,344

Expenses:
Interest	17,983	19,358	37,096	37,280
Employee	9,031	9,258	17,893	17,379
Individual performance award	2,889	—	6,382	—
Administrative	9,076	5,081	14,903	9,498

Total operating expenses	38,979	33,697	76,274	64,157

Net investment income before income taxes	48,521	43,517	92,991	86,187
Income tax expense (benefit)	(469)	(1,081)	(544)	(1,081)

Net investment income	48,990	44,598	93,535	87,268

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	4,816	1,314	151,499	1,314
Companies 5% to 25% owned	31,068	—	35,696	16,688
Companies less than 5% owned	(9,281)	7,226	(12,742)	38,877

Total net realized gains (losses)	26,603	8,540	174,453	56,879
Net change in unrealized appreciation or depreciation	19,749	6,802	(152,338)	(64,334)

Total net gains (losses)	46,352	15,342	22,115	(7,455)

Net increase in net assets resulting from operations	$95,342	$59,940	$115,650	$79,813

Basic earnings per common share	$0.74	$0.53	$0.90	$0.71

Diluted earnings per common share	$0.73	$0.52	$0.88	$0.71

Weighted average common shares outstanding — basic	128,814	113,539	128,564	111,510

Weighted average common shares outstanding — diluted	131,208	114,552	131,620	112,291

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2004	2003
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$93,535	$87,268
Net realized gains	174,453	56,879
Net change in unrealized appreciation or depreciation	(152,338)	(64,334)

Net increase in net assets resulting from operations	115,650	79,813

Shareholder distributions:
Common stock dividends	(146,822)	(127,474)
Preferred stock dividends	(52)	(110)

Net decrease in net assets resulting from shareholder distributions	(146,874)	(127,584)

Capital share transactions:
Sale of common stock	—	145,126
Issuance of common stock for portfolio investments	3,227	—
Issuance of common stock upon the exercise of stock options	12,033	2,657
Issuance of common stock in lieu of cash distributions	2,964	3,327
Net decrease in notes receivable from sale of common stock	10,015	1,719
Purchase of common stock held in deferred compensation trust	(6,909)	—
Other	28	14

Net increase in net assets resulting from capital share transactions	21,358	152,843

Total increase (decrease) in net assets	(9,866)	105,072
Net assets at beginning of period	1,914,577	1,546,071

Net assets at end of period	$1,904,711	$1,651,143

Net asset value per common share	$14.77	$14.23

Common shares outstanding at end of period	128,960	116,034

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2004	2003
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$115,650	$79,813
Adjustments
Portfolio investments	(736,343)	(526,399)
Principal collections related to investment repayments or sales	430,861	426,985
Change in accrued or reinvested interest and dividends	(26,147)	(20,405)
Amortization of discounts and fees	(3,158)	(7,233)
Changes in other assets and liabilities	(4,207)	(23,172)
Depreciation and amortization	820	826
Notes received as consideration from sale of investments	(49,117)	(3,876)
Realized losses	29,550	4,347
Net change in unrealized (appreciation) or depreciation	152,338	64,334

Net cash provided by (used in) operating activities	(89,753)	(4,780)

Cash flows from financing activities:
Sale of common stock	—	145,126
Sale of common stock upon the exercise of stock options	12,033	2,657
Collections of notes receivable from sale of common stock	10,015	1,719
Borrowings under notes payable and debentures	15,212	300,000
Repayments on notes payable and debentures	(119,000)	(140,000)
Net borrowings under (repayments on) revolving line of credit	208,500	(178,750)
Redemption of preferred stock	(7,000)	—
Purchase of common stock held in deferred compensation trust	(6,909)	—
Other financing activities	(572)	(2,235)
Common stock dividends and distributions paid	(143,859)	(127,329)
Preferred stock dividends paid	(52)	(110)

Net cash provided by (used in) financing activities	(31,632)	1,078

Net increase (decrease) in cash and cash equivalents	(121,385)	(3,702)
Cash and cash equivalents at beginning of period	214,167	11,186

Cash and cash equivalents at end of period	$92,782	$7,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Companies More Than 25% Owned

ACE Products, Inc.	Loan	$17,164	$50
(Industrial Products)	Common Stock (5,000 shares)	—	—

Acme Paging, L.P.(3)	Loan	4,631	3,634
(Telecommunications)	Equity Interests	13,274	1,819
	Common Stock (4,656 shares)	27	—

Advantage Sales & Marketing, Inc.	Loan	59,700	59,700
(Business Services)	Debt Securities	124,000	124,000
	Common Stock (18,957,011 shares)	73,472	73,472

Alaris Consulting, LLC	Loan	21,821	4,817
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan	27,419	16,750
(Healthcare Services)	Debt Securities	17,311	—
	Common Stock (7,956,704 shares)	1,000	—
	Guaranty ($1,009)

Avborne, Inc.	Loan	1,269	1,269
(Business Services)	Preferred Stock (12,500 shares)	14,138	3,639
	Common Stock (27,500 shares)	—	—
	Standby Letter of Credit ($6,978)

Business Loan Express, LLC	Loan	10,000	10,000
(Financial Services)	Debt Securities	42,268	42,268
	Class A Equity Interests	50,740	50,740
	Class B Equity Interests	62,661	99,690
	Class C Equity Interests	109,340	150,069
	Guaranty ($86,562 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan	825	825
(Financial Services)	Debt Securities	3,710	3,710
	Common Stock (10 shares)	1,768	1,768

Chickasaw Sales & Marketing, Inc.	Preferred Stock (1,000,000 shares)	1,000	—
(Consumer Services)	Common Stock (37,000 shares)	2,812	—

The Color Factory, Inc.	Loan	16,489	1,540
(Consumer Products)	Preferred Stock (1,000 shares)	1,002	—
	Common Stock (980 shares)	6,535	—
	Guaranty ($283)

Foresite Towers, LLC	Equity Interests	18,610	20,648
(Tower Leasing)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Global Communications, LLC	Loan	$2,755	$2,755
(Business Services)	Debt Securities	17,832	17,832
	Preferred Equity Interest	14,067	19,060
	Options	1,639	1,639

Gordian Group, Inc.	Loan	11,126	11,126
(Business Services)	Common Stock (1,000 shares)	2,885	3,800

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	2,171
	Common Stock (1,451,380 shares)	4	—

HMT, Inc.	Debt Securities	9,247	9,247
(Energy Services)	Preferred Stock (554,052 shares)	2,488	2,488
	Common Stock (300,000 shares)	3,000	4,625
	Warrants	1,155	1,781

Housecall Medical Resources, Inc.	Loan	15,425	15,425
(Healthcare Services)	Common Stock (864,000 shares)	86	31,000

Impact Innovations Group, LLC	Equity Interests in Affiliate (See Note 3)	14,756	21,585
(Business Services)	Warrants	1,674	—

Jakel, Inc.	Loan	3,840	3,840
(Industrial Products)	Debt Securities	8,083	8,083
	Preferred Stock (6,460 shares)	6,460	2,913
	Common Stock (158,061 shares)	9,347	—
	Standby Letter of Credit ($1,222)

Legacy Partners Group, LLC	Loan	2,500	2,500
(Financial Services)	Debt Securities	1,800	1,800
	Equity Interests	2,286	2,286

Litterer Beteiligungs-GmbH(3)	Debt Securities	1,424	1,410
(Business Services)	Equity Interest	835	—

Mercury Air Centers, Inc.	Loan	53,201	53,201
(Business Services)	Common Stock (50,000 shares)	29,516	29,516

MVL Group, Inc.	Loan	17,705	17,705
(Business Services)	Debt Securities	17,268	17,268
	Common Stock (648,661 shares)	643	3,900

Powell Plant Farms, Inc.	Loan	21,917	21,917
(Consumer Products)	Debt Securities	19,224	10,709
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan	3,225	3,225
(Consumer Products)	Debt Securities	10,454	10,454
	Preferred Stock (2,726,444 shares)	7,903	11,196
	Warrants	584	475
	Guaranty ($125)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Staffing Partners Holding	Debt Securities	$6,084	$6,084
Company, Inc.	Preferred Stock (439,600 shares)	4,968	2,765
(Business Services)	Common Stock (69,773 shares)	50	—
	Warrants	10	—

Startec Global Communications	Loan	14,722	14,722
Corporation	Common Stock (19,180,000 shares)	37,255	11,548
(Telecommunications)

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,818	6,818
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	3,700
	Options	—	—

Total companies more than 25% owned		$1,103,189	$1,063,677

Companies 5% to 25% Owned

Aspen Pet Products, Inc.	Loans	$18,221	$18,221
(Consumer Products)	Preferred Stock (2,602 shares)	2,154	1,416
	Common Stock (1,400 shares)	140	—
	Warrants	—	—

Border Foods, Inc.	Loan	3,000	3,000
(Consumer Products)	Debt Securities	9,481	9,481
	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,810 shares)	45	45
	Warrants	665	665

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,369
(Business Services)

EDM Consulting, LLC	Debt Securities	1,800	200
(Business Services)	Equity Interests	250	—

GFC Holdings, LLC	Warrants	800	900
(Business Services)

Liberty-Pittsburgh Systems, Inc.	Debt Securities	3,972	1,326
(Business Services)	Common Stock (123,929 shares)	142	—

MasterPlan, Inc.	Loan	959	1,204
(Business Services)	Common Stock (1,350 shares)	42	235

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	1,320
(Business Services)

Nexcel Synthetics, LLC	Loan	10,027	10,027
(Consumer Products)	Equity Interests	1,690	1,541

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)	2,764	2,764
Inc.(2)	Warrants	575	—
(Education)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Packaging Advantage Corporation	Debt Securities	$14,731	$14,365
(Business Services)	Common Stock (232,168 shares)	2,386	—
	Warrants	963	—

Pres Air Trol LLC	Loan	49	49
(Industrial Products)	Debt Securities	6,253	6,253
	Equity Interests	1,323	1,323

Professional Paint, Inc.	Loan	5,135	5,135
(Consumer Products)	Debt Securities	25,025	25,025
	Preferred Stock (15,000 shares)	23,596	23,596
	Common Stock (110,000 shares)	69	8,800

Progressive International	Loan	7,173	7,173
Corporation	Preferred Stock (500 shares)	500	784
(Consumer Products)	Common Stock (197 shares)	13	480
	Warrants	—	—

Total Foam, Inc.	Debt Securities	142	73
(Industrial Products)	Common Stock (164 shares)	10	—

Universal Environmental Services,	Loan	12,093	12,093
LLC	Equity Interests	1,500	1,500
(Business Services)

Total companies 5% to 25% owned		$164,798	$162,363

Companies Less Than 5% Owned

Alderwoods Group, Inc.(2)	Common Stock (357,568 shares)	$5,006	$4,362
(Consumer Services)

American Barbecue & Grill, Inc.	Warrants	125	—
(Retail)

Apogen Technologies, Inc.	Debt Securities	4,980	4,980
(Business Services)	Preferred Stock (270,008 shares)	2,700	2,700
	Common Stock (1,256,452 shares)	50	1,747
	Warrants	—	3

Aviation Technologies, Inc.	Loan	20,627	20,627
(Industrial Products)

Benchmark Medical, Inc.	Debt Securities	13,579	13,579
(Healthcare Services)	Warrants	18	18

Camden Partners Strategic Fund II, L.P.(4)	Limited Partnership Interest	2,463	2,606
(Private Equity Fund)

Catterton Partners V, L.P.(4)	Limited Partnership Interest	684	549
(Private Equity Fund)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Colibri Holding Corporation	Debt Securities	$3,506	$3,506
(Consumer Products)	Preferred Stock (459 shares)	523	695
	Common Stock (3,362 shares)	1,250	812
	Warrants	290	188

Community Education Centers, Inc.	Loan	15,198	15,198
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)	2,503	2,503
(Industrial Products)	Common Stock (2,000 shares)	200	600

Cooper Natural Resources, Inc.	Loan	120	120
(Industrial Products)	Debt Securities	2,000	2,000
	Preferred Stock (6,316 shares)	1,427	—
	Warrants	832	—

Coverall North America, Inc.	Loan	15,309	15,309
(Business Services)	Debt Securities	7,914	7,914

CTT Holdings	Loan	1,125	1,125
(Consumer Products)

DCS Business Services, Inc.	Debt	21,132	21,132
(Business Services)	Preferred Stock (478,816 shares)	1,239	2,070

Drilltec Patents & Technologies	Loan	10,918	—
Company, Inc.	Debt Securities	1,500	—
(Energy Services)

eCentury Capital Partners, L.P.(4)	Limited Partnership Interest	4,375	248
(Private Equity Fund)

Elexis Beta GmbH(3)	Options	426	245
(Industrial Products)

E-Talk Corporation	Preferred Stock (133 shares)	10,009	—
(Business Services)	Common Stock (8,656 shares)	—	—

Fairchild Industrial Products	Loan	7,145	7,145
Company	Debt Securities	5,954	2,944
(Industrial Products)	Warrants	280	—

Frozen Specialties, Inc.	Debt Securities	10,435	10,435
(Consumer Products)	Warrants	435	470

Galaxy American	Loan	995	995
Communications, LLC	Debt Securities	49,702	6,794
(Broadcasting & Cable)	Common Stock (100 shares)	1,350	—
	Guaranty ($800)
	Standby Letter of Credit ($200)

Garden Ridge Corporation	Debt Securities	27,271	18,300
(Retail)	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Geotrace Technologies, Inc.	Debt Securities	$16,132	$16,132
(Energy Services)	Warrants	2,350	2,350

Ginsey Industries, Inc.	Loans	4,880	4,880
(Consumer Products)	Convertible Debentures	500	684
	Warrants	—	1,966

Grant Broadcasting Systems II	Warrants	87	2,750
(Broadcasting & Cable)

Griffith Energy, Inc.	Loan	16,742	16,742
(Energy Services)

Grotech Partners, VI, L.P.(4)	Limited Partnership Interest	4,013	2,602
(Private Equity Fund)

Haven Eldercare of New England, LLC	Loans	46,665	47,076
(Healthcare Services)

HealthMarket, Inc.	Debt Securities	9,997	9,997
(Health Insurance)	Warrants	439	439

The Hillman Companies, Inc.(2)	Loan	42,311	42,311
(Consumer Products)

Homax Holdings, Inc.	Debt	10,055	10,055
(Consumer Products)	Warrants	927	927

Icon International, Inc.	Common Stock (25,707 shares)	76	—
(Business Services)

Interline Brands, Inc.	Preferred Stock (199,313 shares)	1,849	3,194
(Business Services)	Common Stock (15,615 shares)	139	—
	Warrants	1,181	—

International Fiber Corporation	Debt Securities	20,895	20,895
(Industrial Products)	Preferred Stock (25,000 shares)	2,500	2,500

JRI Industries, Inc.	Debt Securities	1,565	1,565
(Industrial Products)	Warrants	74	39

Kirker Enterprises, Inc.	Equity Interest	4	4
(Industrial Products)	Warrants	348	1,096

Love Funding Corporation	Preferred Stock (26,000 shares)	359	359
(Financial Services)

Matrics, Inc.	Preferred Stock (511,876 shares)	500	771
(Industrial Products)	Warrants	—	—

MedAssets, Inc.	Preferred Stock (227,865 shares)	2,049	2,648
(Business Services)	Warrants	136	—

Mercury Air Group, Inc.(2)	Warrants	427	—
(Business Services)

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

Mid-Atlantic Venture Fund IV, L.P. (4)	Limited Partnership Interest	$5,850	$3,057
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Mogas Energy, LLC	Debt Securities	16,118	16,118
(Energy Services)	Warrants	1,774	2,300

Norstan Apparel Shops, Inc.	Debt Securities	12,960	11,647
(Retail)	Common Stock (29,663 shares)	4,750	—
	Warrants	655	—

Novak Biddle Venture Partners III, L.P.(4)	Limited Partnership Interest	1,590	1,286
(Private Equity Fund)

Nursefinders, Inc.	Loan	48	48
(Healthcare Services)	Debt Securities	11,389	11,389
	Warrants	900	611

Oahu Waste Services, Inc.	Debt Securities	8,776	8,776
(Business Services)	Stock Appreciation Rights	239	445

Onyx Television GmbH (3)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(2)	Loan	21,894	21,894
(Business Services)	Warrants	996	595

Oriental Trading Company, Inc.	Common Stock (13,820 shares)	10	3,412
(Consumer Products)

Polaris Pool Systems, Inc.	Debt Securities	11,170	11,170
(Consumer Products)	Warrants	1,145	1,700

Prosperco Finanz Holding AG(3)	Convertible Debentures	8,131	50
(Financial Services)	Common Stock (1,528 shares)	1,059	—
	Warrants	—	—

RadioVisa Corporation	Loan	25,191	25,191
(Broadcasting & Cable)

Resun Leasing, Inc.	Loan	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities	9,491	9,491
(Retail)	Preferred Stock (54,125 shares)	135	135
	Warrants	619	619

SBBUT, LLC	Equity Interests	421	421
(Consumer Products)	Warrants	54	54

Soff-Cut Holdings, Inc.	Debt Securities	10,440	10,440
(Industrial Products)	Preferred Stock (300 shares)	300	294
	Common Stock (2,000 shares)	200	—

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)	Cost	Value

SPP Mezzanine Fund, L.P.(4)	Limited Partnership Interest	$725	$618
(Private Equity Fund)

SunStates Refrigerated Services,	Loans	4,466	1,500
Inc.	Debt Securities	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities	12,973	50
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

United Pet Group, Inc.	Debt Securities	9,260	9,260
(Consumer Products)	Warrants	85	3,100

United Site Services, Inc.	Loan	26,646	26,646
(Business Services)

Updata Venture Partners II, L.P.(4)	Limited Partnership Interest	3,375	3,202
(Private Equity Fund)

U.S. Security Holdings, Inc.	Warrants	826	2,000
(Business Services)

Venturehouse-Cibernet Investors, LLC	Equity Interest	34	34
(Business Services)

Venturehouse Group, LLC(4)	Equity Interest	1,000	402
(Private Equity Fund)

VICORP Restaurants, Inc.	Warrants	33	191
(Retail)

Walker Investment Fund II, LLLP(4)	Limited Partnership Interest	1,330	374
(Private Equity Fund)

Wear Me Apparel Corporation	Debt Securities	48,725	48,725
(Consumer Products)	Warrants	1,219	1,219

Weston Solutions, Inc.	Loan	7,319	7,319
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities	17,221	17,115
(Retail)	Warrants	735	—

Wilton Industries, Inc.	Loan	9,600	9,600
(Consumer Products)

Woodstream Corporation	Loan	253	253
(Consumer Products)	Debt Securities	16,723	16,723
	Common Stock (180 shares)	1,800	2,300
	Warrants	587	751

Total companies less than 5% owned		$802,333	$686,426

Total private finance (116 portfolio companies)		$2,070,320	$1,912,466

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(2) Public company.
(3) Non-U.S. company or principal place of business outside the U.S.
(4) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			June 30, 2004

	Stated		(unaudited)
	Interest	Face	Cost	Value

Commercial Real Estate Finance
(in thousands)
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$53,100	$35,025	$29,010
Morgan Stanley Capital I, Series 1999-RM1	6.4%	28,865	9,872	9,872
COMM 1999-1	5.7%	56,477	27,817	26,348
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	31,786	18,585	14,081
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	43,131	14,096	13,508
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,643	5,002	5,002
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,677	1,748
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,950	5,460	5,455
FUNB CMT, Series 1999-C4	6.5%	21,125	7,980	7,067
Heller Financial, HFCMC Series 2000 PH-1	6.6%	24,040	9,191	8,658
SBMS VII, Inc., Series 2000-NL1	7.2%	8,289	4,616	4,047
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	26,708	11,160	11,136
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	18,068	4,286	2,935
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	16,665	3,612	4,424
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	17,502	4,567	5,308
JP Morgan-CIBC-Deutsche 2001	5.8%	25,398	7,274	7,258
Lehman Brothers-UBS Warburg 2001-C2	6.4%	23,426	6,802	9,057
SBMS VII, Inc., Series 2001-C1	6.1%	20,333	4,392	2,182
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,799	7,018	7,005
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	22,292	6,865	6,790
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	25,050	6,110	6,097
SBMS VII, Inc., Series 2001-C2	6.2%	23,217	7,152	7,082
FUNB CMT, Series 2002-C1	6.0%	22,097	9,058	8,036
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	40,325	17,501	19,116
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	27,926	10,927	11,177
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	38,047	13,362	13,539
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	15,919	3,790	3,790
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	37,896	12,359	12,370
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	26,189	9,190	9,190
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2003-ML1	4.9%	2,947	2,313	2,336
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	56,680	28,378	28,699
COMM 2003-LNB1	4.4%	24,324	5,750	5,750
Wachovia Bank Commercial Mortgage Trust, Series 2003-C5	4.3%	48,202	17,731	17,575
GE Commercial Mortgage Corporation, Series 2003-C1	5.1%	9,389	7,563	7,781
GMAC Commercial Mortgage Securities, Inc., Series 2003-C2	5.5%	56,441	25,245	25,832
GMAC Commercial Mortgage Securities, Inc., Series 2003-C3	5.3%	6,535	5,461	5,576
LB-UBS Commercial Mortgage Trust 2003-C8	5.4%	12,999	10,413	10,759
Wachovia Bank Commercial Mortgage Trust, Series 2003-C9	5.3%	46,793	22,621	22,727
COMM 2004-LNB2	5.0%	4,770	3,490	3,426
GE Commercial Mortgage Corporation, Series 2004-C1	5.0%	48,049	21,891	21,806
LB-UBS Commercial Mortgage Trust 2004-C1	4.9%	35,400	14,839	14,793
MezzCapp Commercial Mortgage Trust, Series 2004-C1	10.0%	1,990	821	821
Wachovia Bank Commercial Mortgage Trust, Series 2004-C10	5.0%	7,110	5,307	5,302
COMM 2004-LNB3	5.3%	46,785	25,265	25,375
GE Commercial Mortgage Corporation, Series 2004-C2	5.3%	14,287	12,249	11,929
GMAC Commercial Mortgage Securities, Inc. Series 2004-C1	5.3%	40,671	25,495	24,921
GS Mortgage Securities Corporation II, Series 2004-C1	4.6%	39,613	24,324	24,100

Total commercial mortgage-backed securities (47 issuances)		$1,269,851	$543,902	$530,796

The accompanying notes are an integral part of these consolidated financial statements.

	June 30, 2004

	(unaudited)
	Cost	Value

Commercial Real Estate Finance
(in thousands, except number of loans)
Collateralized Debt Obligations
Crest 2001-1, Ltd.(3)	$22,409	$22,409
Crest 2002-1, Ltd.(3)	24,026	24,026
Crest 2002-IG, Ltd.(3)	4,332	4,332
Crest Clarendon Street 2002-1, Ltd.(3)	940	940
Crest 2003-1, Ltd.(3)	92,330	92,330
Crest 2003-2, Ltd.(3)	26,052	26,052
TIAA Real Estate CDO 2003-1, Ltd.(3)	1,826	1,852
Crest Exeter Street Solar 2004-1, Ltd.(3)	3,730	3,667

Total collateralized debt obligations	$175,645	$175,608

	Interest	Number of
	Rate Ranges	Loans

Commercial Mortgage Loans
	Up to 6.99%	16	$13,799	$14,190
	7.00%–8.99%	36	84,505	84,505
	9.00%–10.99%	8	33,047	32,845
	11.00%–12.99%	6	10,941	8,933
	13.00%–14.99%	2	4,158	2,546
	15.00% and above	1	3,932	3,932

Total commercial mortgage loans		69	$150,382	$146,951

Real Estate Owned			16,074	14,444

Equity Interests (Guarantees — $2,731)			5,751	4,549

Total commercial real estate finance			$891,754	$872,348

Total portfolio			$2,962,074	$2,784,814

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

(Information at and for the three and six months ended June 30, 2004 and 2003, is unaudited)

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and changes in net assets and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

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

Valuation Of Portfolio Investments

      The Company, as a BDC, invests in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s working capital needs. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

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

Stock Compensation Plans

      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$95,342	$59,940	$115,650	$79,813
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,543)	(3,849)	(10,596)	(8,078)

Pro forma net increase in net assets resulting from operations	87,799	56,091	105,054	71,735
Less preferred stock dividends	(7)	(55)	(52)	(110)

Pro forma net income available to common shareholders	$87,792	$56,036	$105,002	$71,625

Basic earnings per common share:
As reported	$0.74	$0.53	$0.90	$0.71
Pro forma	$0.68	$0.49	$0.82	$0.64
Diluted earnings per common share:
As reported	$0.73	$0.52	$0.88	$0.71
Pro forma	$0.67	$0.49	$0.80	$0.64

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

were used to calculate the fair value of options granted during the three and six months ended June 30, 2004 and 2003:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Risk-free interest rate	3.8%	2.6%	2.9%	2.6%
Expected life	5.0	5.0	5.0	5.0
Expected volatility	37.0%	38.8%	37.0%	38.8%
Dividend yield	9.0%	8.9%	8.8%	8.9%
Weighted average fair value per option	$3.82	$3.32	$4.19	$3.31

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

      The consolidated financial statements include portfolio investments at value of $2.8 billion and $2.6 billion at June 30, 2004, and December 31, 2003, respectively. At June 30, 2004, and December 31, 2003, 87% and 85%, respectively, of the Company’s total assets represented investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

      At June 30, 2004, and December 31, 2003, the private finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities	$1,463,628	$1,278,076	14.6%	$1,406,052	$1,214,886	15.0%
Equity interests	606,692	634,390		500,079	687,786

Total	$2,070,320	$1,912,466		$1,906,131	$1,902,672

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At June 30, 2004, and December 31, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

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

      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary. Loans and debt securities may have some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At June 30, 2004, and December 31, 2003, approximately 99% and 97%, respectively, of the Company’s loans and debt securities had fixed interest rates.

      Equity interests consist primarily of securities issued by private companies and may be subject to restrictions on their resale and are generally illiquid. Equity securities generally do not produce a current return, but are held in anticipation of investment appreciation and ultimate gain on sale.

      The Company’s most significant investments at June 30, 2004, were in Business Loan Express, LLC and Advantage Sales & Marketing, Inc. The Company’s most significant investments at December 31, 2003, were in Business Loan Express, LLC and The Hillman Companies, Inc. The Company’s investment in Hillman Companies, Inc. was sold on March 31, 2004.

      At June 30, 2004, and December 31, 2003, the Company had an investment at value totaling $352.8 million and $342.2 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At June 30, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      During the three months ended June 30, 2004, the Company provided BLX a new $20 million revolving credit facility for working capital. At June 30, 2004, BLX had outstanding borrowings of $10 million on the facility. This $10 million was repaid by BLX after the end of the second quarter, and there are currently no amounts outstanding under this facility.

      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. The Company holds all of BLX’s Class A and Class B interests, and 94.9% of the Class C interests. BLX’s taxable income is first allocated to the Class A interests to the extent that dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and Class C interests. BLX declares dividends on its Class B interests based on an estimate of its annual taxable income allocable to such interests.

      BLX paid dividends to the Company in cash or in kind on the Class A interests totaling $3.1 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively, and $6.1 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, total dividends on the Class A interests included paid in kind dividends of $3.0 million. The guaranteed dividend yield on these equity interests is included in interest income. In addition, BLX paid dividends to the Company on the Class B interests totaling $2.8 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $4.8 and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. These dividends were paid to the Company through the issuance of additional Class B equity interests. The Class B dividends are included in dividend income. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2004, includes $9.3 million of unrealized depreciation related to BLX.

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

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At June 30, 2004, and December 31, 2003, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year unsecured $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at June 30, 2004, was $86.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at June 30, 2004. At June 30, 2004, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.5 million and $0.9 million for the three months ended June 30, 2004 and 2003, and $2.8 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

      On June 30, 2004, the Company completed the purchase of a majority ownership stake in the business of Advantage Sales & Marketing, Inc. (“Advantage”). At June 30, 2004, the Company’s investment totaled $257.2 million at cost and value. At the closing of the transaction, the Company invested $90.2 million in loans and subordinated debt and $73.5 million in common stock. In addition, prior to completing the purchase, the Company had invested $93.7 million in subordinated debt in certain predecessor companies of Advantage, of which $45.5 million was invested during the second quarter of 2004. This existing debt was exchanged for new subordinated debt in Advantage as part of the transaction. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the country and is headquartered in Irvine, CA.

      At December 31, 2003, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $234.5 million at value. On March 31, 2004, the Company sold Hillman for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing $44.6 million in outstanding mezzanine debt. Total consideration to the Company from the sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. For the six months ended June 30, 2004, the Company realized a gain of $150.2 million on the transaction, including a gain of $1.2 million realized during the second quarter of 2004, resulting from post-closing adjustments, which provided additional cash consideration to the Company in the same amount. The sale of Hillman is subject to certain other post-closing adjustments. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced the Company’s investment, and no gain or loss resulted from the transaction.

      Total interest and related portfolio income earned from the Company’s investments in BLX and Advantage for the three months ended June 30, 2004, was $11.8 million and $3.0 million, respectively. Total interest and related portfolio income earned from the Company’s investments in BLX and Hillman for the three months ended June 30, 2003, were $9.7 million and $2.4 million, respectively.

      Total interest and related portfolio income earned from the Company’s investments in BLX, Advantage and Hillman for the six months ended June 30, 2004, was $22.9 million, $3.0 million and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

$3.3 million, respectively. Total interest and related portfolio income earned from the Company’s investments in BLX and Hillman for the six months ended June 30, 2003, were $22.7 million and $4.8 million, respectively.

      Investing activities in portfolio companies more than 25% owned during the six months ended June 30, 2004, also included an $82.7 million debt and equity investment, including closing costs, to purchase a majority ownership stake in Mercury Air Centers, Inc.; a $6.6 million debt and equity investment, including closing costs, to purchase Legacy Partners Group, LLC; an equity investment of $7.5 million and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC; and an exchange of existing debt securities, along with accrued and unpaid interest thereon, with a total cost basis of $49.8 million for $12.5 million of new debt and a 68.5% common stock interest in Startec Global Communications Corporation (“Startec”) upon its emergence from bankruptcy in May 2004. The Company also provided a $2.2 million term loan to Startec for working capital.

      At June 30, 2004, and December 31, 2003, loans and debt securities at value not accruing interest were as follows:

	2004	2003
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$32,682	$31,873
Companies 5% to 25% owned	15,965	2,777
Companies less than 5% owned	42,281	28,027
Loans and debt securities not in workout status
Companies more than 25% owned	22,240	31,897
Companies less than 5% owned	40,338	16,532

Total	$153,506	$111,106

      The industry and geographic compositions of the private finance portfolio at value at June 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Industry
Business services	35%	22%
Consumer products	19	30
Financial services	19	19
Healthcare services	8	8
Industrial products	5	6
Energy services	4	4
Retail	3	4
Telecommunications	2	2
Broadcasting and cable	2	2
Other	3	3

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

	2004	2003

Geographic Region
Mid-Atlantic	38%	40%
West	33	16
Midwest	14	26
Southeast	10	13
Northeast	5	4
International	—	1

Total	100%	100%

Commercial Real Estate Finance

      At June 30, 2004, and December 31, 2003, the commercial real estate finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$543,902	$530,796	13.0%	$399,106	$393,979	14.1%
CDO bonds and preferred shares	175,645	175,608	17.3%	186,824	186,557	16.7%
Loans	150,382	146,951	8.5%	87,427	83,639	8.6%
Real estate owned	16,074	14,444		15,931	12,856
Equity interests	5,751	4,549		5,641	4,896

Total	$891,754	$872,348		$694,929	$681,927

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     CMBS Bonds. At June 30, 2004, and December 31, 2003, CMBS bonds consisted of the following:

	2004	2003
($ in thousands)
Face	$1,269,851	$1,016,533
Original issue discount	(725,949)	(617,427)

Cost	$543,902	$399,106

Value	$530,796	$393,979

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The underlying rating classes of the CMBS bonds at cost and value at June 30, 2004, and December 31, 2003, were as follows:

	2004			2003

			Percentage of			Percentage of
	Cost	Value	Total Value	Cost	Value	Total Value
($ in thousands)
BBB-	$22,295	$21,495	4.0%	$—	$—	—%
BB+	78,151	79,587	15.0	49,477	51,157	13.0
BB	44,418	45,410	8.6	22,031	23,008	5.9
BB-	29,754	30,281	5.7	13,538	14,266	3.6
B+	60,664	60,661	11.4	54,464	54,246	13.8
B	55,042	55,917	10.5	38,416	38,362	9.7
B-	89,236	87,537	16.5	84,986	83,859	21.3
CCC+	23,799	19,969	3.8	15,935	15,494	3.9
CCC	23,209	18,099	3.4	13,323	11,413	2.9
CCC-	—	—	—	3,133	2,410	0.6
CC	1,474	965	0.2	—	—	—
Unrated	115,860	110,875	20.9	103,803	99,764	25.3

Total	$543,902	$530,796	100.0%	$399,106	$393,979	100.0%

      The BBB- rated and non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At June 30, 2004, the face value of the CMBS bonds held by the Company were subordinate to 80% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of interest and principal, the Company invests in these CMBS bonds at a discount from the face amount of the bonds.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At June 30, 2004, and December 31, 2003, the Company held CMBS bonds in 47 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS issuances consisted of the following at June 30, 2004, and December 31, 2003:

	2004		2003
($ in millions)
Approximate number of loans and REO properties(1)	6,400		5,600
Total outstanding principal balance	$46,336		$38,437
Loans over 30 days delinquent or classified as REO properties(2)	1.2%	(3)	1.5%	(3)

(1)	Includes approximately 35 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at June 30, 2004, and December 31, 2003, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At June 30, 2004, and December 31, 2003, the Company’s investments included bonds in the first loss, unrated bond class in 40 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.5% and 1.7% of the total outstanding principal balance at June 30, 2004, and December 31, 2003, respectively.

     The property types and the geographic composition of the underlying mortgage loans and REO properties in the underlying collateral pools for all CMBS issuances calculated using the outstanding principal balance at June 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Retail	33%	35%
Office	31	24
Housing	21	25
Industrial	5	5
Hospitality	4	5
Other	6	6

Total	100%	100%

Geographic Region
West	28%	31%
Mid-Atlantic	27	27
Midwest	22	21
Southeast	17	17
Northeast	6	4

Total	100%	100%

      The Company’s yield on its CMBS bonds is based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS bonds that are a result of the general condition of the real estate market, including vacancies, changes in market rental rates and tenant credit quality. The initial yield on each CMBS bond has generally been computed assuming an approximate 1% loss rate on its underlying collateral mortgage pool, with the estimated

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

losses being assumed to occur in three equal installments in years three, six, and nine. As each CMBS bond ages, the expected amount of losses and the expected timing of recognition of such losses will be updated, and the respective yield will be adjusted as appropriate. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

      At June 30, 2004, and December 31, 2003, the unamortized discount related to the CMBS bond portfolio was $725.9 million and $617.4 million, respectively, and the Company had set aside $356.1 million and $295.8 million, respectively, of this unamortized discount to absorb potential future losses. The yields on the CMBS bonds of 13.0% and 14.1%, respectively, assume that this amount that has been set aside will not be amortized.

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

      At June 30, 2004, and December 31, 2003, CMBS bonds with a value of $49 thousand and $0.2 million, respectively, were not accruing interest.

      Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At June 30, 2004, the Company owned BB rated bonds in two CDOs totaling $2.8 million at value and preferred shares in eight CDOs totaling $172.8 million at value. At December 31, 2003, the Company owned BBB rated bonds in one CDO totaling $16.0 million at value, BB rated bonds in one CDO totaling $0.9 million at value and preferred shares in seven CDOs totaling $169.7 million at value.

      The bonds and the preferred shares of the CDOs in which the Company has invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. Cash flow from the underlying collateral generally is allocated first to the senior bond tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is generally distributed to the preferred shareholders. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At June 30, 2004, the Company’s bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at June 30, 2004, and December 31, 2003, were certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by the Company.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      At June 30, 2004, and December 31, 2003, the underlying collateral for the Company’s investments in the outstanding CDO issuances had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,404.1	$1,338.0
Investment grade CMBS bonds(2)	805.6	662.3
Non-investment grade CMBS bonds(3)	1,185.3	1,133.7
Other collateral	120.2	32.4

Total collateral	$3,515.2	$3,166.4

(1)	Issued by 44 REITs for both of the periods presented.

(2)	Issued in 97 and 78 transactions, respectively, for the periods presented.

(3)	Issued in 77 and 68 transactions, respectively, for the periods presented.

     The initial yields on the CDO bonds and preferred shares are based on the estimated future cash flows from the assets in the underlying collateral pool to be paid to these CDO classes. As each CDO bond and preferred share ages, the estimated future cash flows will be updated based on the estimated performance of the collateral, and the respective yield will be adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events which may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

      As of June 30, 2004 and 2003, the Company acted as the disposition consultant with respect to five and four, respectively, of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the six months ended June 30, 2004 and 2003, these fees totaled $0.9 million and $0.5 million, respectively.

      Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30, 2004, approximately 96% and 4% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2003, approximately 92% and 8% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of June 30, 2004, and December 31, 2003, loans with a value of $17.0 million and $6.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at June 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Retail	57%	21%
Hospitality	25	41
Office	13	22
Housing	3	4
Healthcare	—	7
Other	2	5

Total	100%	100%

Geographic Region
Southeast	45%	34%
Midwest	33	30
West	12	20
Mid-Atlantic	6	9
Northeast	4	7

Total	100%	100%

Note 4. Debt

      At June 30, 2004, and December 31, 2003, the Company had the following debt:

	2004				2003

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$757,080	$757,080	7.1%		$854,000	$854,000	7.2%
SBA debentures	94,800	87,500	8.1%		101,800	94,500	8.1%
OPIC loan	5,700	5,700	6.6%		5,700	5,700	6.6%

Total notes payable and debentures	857,580	850,280	7.2%		961,500	954,200	7.3%
Revolving line of credit	552,500	208,500	5.1	%(2)	532,500	—	—	(2)

Total debt	$1,410,080	$1,058,780	6.8	%(2)	$1,494,000	$954,200	7.5	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The current interest rate payable on the revolving line of credit was 3.8% at June 30, 2004, which excluded the annual cost of commitment fees and other facility fees of $2.8 million. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date. There were no amounts drawn on the revolving line of credit at December 31, 2003, and the annual cost of commitment fees and other facility fees was $2.7 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable and Debentures

      Unsecured Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At June 30, 2004, the notes had remaining maturities of four months to six years. During the second quarter of 2004, the Company repaid $112.0 million of these notes that matured on May 1, 2004. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

      On March 25, 2004, the Company issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s existing unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, the Company entered into a cross-currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.

      SBA Debentures. At June 30, 2004, and December 31, 2003, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 7.6%. During the first quarter of 2004, the Company repaid $7.0 million of the SBA debentures. At June 30, 2004, the debentures had remaining maturities of one to eight years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At June 30, 2004, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at June 30, 2004, were as follows:

Year	Amount Maturing

($ in thousands)
2004	$102,000
2005	179,000
2006	180,700
2007	—
2008	153,000
Thereafter	235,580

Total	$850,280

Revolving Line of Credit

      The committed amount under the unsecured revolving credit facility was expanded during the second quarter of 2004 to $552.5 million and may be further expanded through new or additional commitments up to $600.0 million at the Company’s option. The renewed line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option. The facility generally bears interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

(iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees was $2.8 million and $2.7 million at June 30, 2004, and December 31, 2003, respectively. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      The average debt outstanding on the revolving line of credit was $1.9 million and $78.0 million for the six months ended June 30, 2004 and 2003, respectively, and $41.5 million for the year ended December 31, 2003. The maximum amount borrowed under this facility and the weighted average stated interest rate for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003, were $208.5 million and 3.7%, $208.8 million and 2.7%, and $208.8 million and 2.0%, respectively. As of June 30, 2004, the amount available under the revolving line of credit was $300.1 million, net of amounts committed for standby letters of credit of $43.9 million issued under the credit facility.

Covenant Compliance

      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2004, the Company was in compliance with these covenants.

Note 5. Guarantees and Other Commitments

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2004, and December 31, 2003, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $92.6 million and $83.4 million, respectively, and had extended standby letters of credit aggregating $43.9 million and $45.5 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments was $136.5 million and $128.9 million at June 30, 2004, and December 31, 2003, respectively. At June 30, 2004, and December 31, 2003, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Other Commitments, continued

      As of June 30, 2004, the guarantees and standby letters of credit expire as follows:

	Total	2004	2005	2006	2007	2008	After 2008
(in millions)
Guarantees	$92.6	$0.5	$0.6	$1.1	$86.8	$—	$3.6
Standby letters of credit(1)	43.9	—	1.2	42.7	—	—	—

Total	$136.5	$0.5	$1.8	$43.8	$86.8	$—	$3.6

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2006.

     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.

Note 6. Preferred Stock

      At December 31, 2003, Allied Investment had outstanding a total of 60,000 shares of $100 par value, 3% cumulative preferred stock and 10,000 shares of $100 par value, 4% redeemable cumulative preferred stock issued to the SBA pursuant to Section 303(c) of the Small Business Investment Act of 1958, as amended. In April 2004, Allied Investment redeemed the preferred stock by paying the SBA the par value of such securities plus any dividends accumulated and unpaid to the date of redemption.

Note 7. Shareholders’ Equity

      Sales of common stock for the six months ended June 30, 2004 and 2003, were as follows:

	For the Six Months
	Ended June 30,

	2004	2003

(in thousands)
Number of common shares	—	7,050
Gross proceeds	$—	$152,632
Less costs, including underwriting fees	—	(7,506)

Net proceeds	$—	$145,126

      In addition, the Company issued 123,814 shares of common stock with a value of $3.2 million to acquire one portfolio investment during the six months ended June 30, 2004.

      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the six months ended June 30, 2004 and 2003, the Company issued new shares in order to satisfy dividend reinvestment requests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity, continued

      Dividend reinvestment plan activity for the six months ended June 30, 2004 and 2003, was as follows:

	For the Six Months
	Ended June 30,

	2004	2003
(in thousands, except per share amounts)
Shares issued	110	154
Average price per share	$26.91	$21.50

Note 8. Earnings Per Common Share

      Earnings per common share for the three and six months ended June 30, 2004 and 2003, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$95,342	$59,940	$115,650	$79,813
Less preferred stock dividends	(7)	(55)	(52)	(110)

Income available to common shareholders	$95,335	$59,885	$115,598	$79,703

Weighted average common shares outstanding — basic	128,814	113,539	128,564	111,510
Dilutive options outstanding to officers	2,394	1,013	3,056	781

Weighted average common shares outstanding — diluted	131,208	114,552	131,620	112,291

Basic earnings per common share	$0.74	$0.53	$0.90	$0.71

Diluted earnings per common share	$0.73	$0.52	$0.88	$0.71

Note 9. Individual Performance Award

      In the first quarter of 2004, the Company established the Individual Performance Award (“IPA”) as a long-term incentive compensation program for its senior officers. In conjunction with the program, the Company has approved a non-qualified deferred compensation plan (“DCP II”), which is administered through a trust. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”) and the DCP II trust is administered by a Company-appointed trustee.

      The IPA, which will generally be determined annually at the beginning of each year, will be deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee has designed the DCP II to then require the trustee to use the cash exclusively to purchase shares of the Company’s common stock in the open market.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Individual Performance Award, continued

      All amounts deposited and then credited to a participant’s account in the trust, based on the amount of the IPA received by such participant, are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the DCP II is immediately vested and non-forfeitable once deposited by the Company into the trust. A participant’s account shall generally become distributable only after his or her termination of employment, or in the event of a change of control of the Company. Upon the participant’s termination of employment, one-third of the participant’s account will be immediately distributed, one-half of the then current remaining balance will be distributed on the first anniversary of his or her employment termination date and the remainder of the account balance will be distributed on the second anniversary of the employment termination date. Distributions are subject to the participant’s adherence to certain non-solicitation requirements. All DCP II accounts will be distributed in a single lump sum in the event of a change of control of the Company. To the extent that a participant has an employment agreement, such participant’s DCP II account will be fully distributed in the event that such participant’s employment is terminated for good reason as defined under that participant’s employment agreement. The DCP II Administrator may also determine other distributable events and the timing of such distributions. Sixty days following a distributable event, the Company and each participant may, at the discretion of the Company, and subject to the Company’s trading window during that time, redirect the participant’s account to other investment options.

      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock purchased in the open market.

      For the three and six months ended June 30, 2004, the Company recorded $3.5 million and $7.0 million, respectively in IPA expense. These amounts were contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock are not recognized in the common stock held in deferred compensation trust. However, the obligation is adjusted with a corresponding charge or credit to compensation expense. The effect of this adjustment for the three and six months ended June 30, 2004, was to reduce the individual performance award expense by $0.6 million. This resulted in a total IPA expense of $2.9 million and $6.4 million for the three and six months ended June 30, 2004, respectively.

Note 10. Stock Option Plan

      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Stock Option Plan, continued

years from the date the option is granted. The options granted vest ratably over a three-or five-year period.

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

      On May 12, 2004, the Company’s shareholders amended the Option Plan to increase the authorized number of shares under the plan to 32.2 million. At December 31, 2003, there were 26.0 million shares authorized under the Option Plan. At June 30, 2004, and December 31, 2003, the number of shares available to be granted under the Option Plan was 7.2 million and 8.8 million, respectively. For the six months ended June 30, 2004, 7.9 million shares were granted to employees under the Option Plan at an average exercise price of $28.47 per share.

      Options were outstanding for 22.1 million and 14.9 million shares with a weighted average exercise price of $23.48 and $20.68 per share at June 30, 2004, and December 31, 2003, respectively.

Note 11. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for the first and second quarters of 2004 and 2003. These dividends totaled $146.8 million and $127.5 million for the six months ended June 30, 2004 and 2003, respectively. The Company declared an extra cash dividend of $0.03 per share during 2002 and this was paid to shareholders on January 9, 2003.

      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the third quarter of 2004.

Note 12. Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 2004 and 2003, the Company paid $38.2 million and $35.2 million, respectively, for interest. For the six months ended June 30, 2004, the Company’s non-cash financing activities totaled $3.0 million related to the issuance of common stock in lieu of cash distributions, and $3.2 million related to the issuance of common stock as consideration to acquire one portfolio investment. For the six months ended June 30, 2003, the Company’s non-cash financing activities totaled $3.3 million related to the issuance of common stock in lieu of cash distributions.

      Non-cash operating activities for the six months ended June 30, 2004, include notes or other securities received as consideration from the sale of investments of $52.9 million. The notes received for the six months ended June 30, 2004, include a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman (see Note 3). Non-cash operating activities for the six months ended June 30, 2004, also included an exchange of $48.3 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage; an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation; and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC (see Note 3).

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Supplemental Disclosure of Cash Flow Information, continued

      Non-cash operating activities for the six months ended June 30, 2003, included the receipt of commercial mortgage loans and real estate owned in the repayment of the Company’s Residual Interest totaling $69.3 million, real estate owned received in connection with foreclosure on commercial mortgage loans of $2.2 million, and receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.1 million.

Note 13. Hedging Activities

      The Company invests in CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of June 30, 2004, and December 31, 2003, consisted of the following:

($ in thousands)
Description of Issue	2004	2003

5-year Treasury securities, due November 2007	$7,043	$7,185
5-year Treasury securities, due February 2008	—	5,977
5-year Treasury securities, due March 2009	10,805	—
5-year Treasury securities, due April 2009	2,147	—
5-year Treasury securities, due May 2009	5,489	—
10-year Treasury securities, due November 2012	9,122	9,357
10-year Treasury securities, due February 2013	21,843	32,226
10-year Treasury securities, due May 2013	5,124	5,281
10-year Treasury securities, due August 2013	20,715	23,666
10-year Treasury securities, due November 2013	33,268	14,833
10-year Treasury securities, due February 2014	37,333	—
10-year Treasury securities, due May 2014	11,883	—

Total	$164,772	$98,525

      As of June 30, 2004 and December 31, 2003, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $5.2 million and $0.6 million, respectively.

      The net proceeds related to the sales of the borrowed Treasury securities were $169.2 million and $98.5 million at June 30, 2004, and December 31, 2003, respectively. Under the terms of the transactions, the Company had received cash payments of $4.4 million at June 30, 2004, and had provided additional cash collateral of $18 thousand at December 31, 2003, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Hedging Activities, continued

      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of June 30, 2004, the repurchase agreements were due on July 7, 2004, and had a weighted average interest rate of 0.8%. The weighted average interest rate on the repurchase agreements as of December 31, 2003, was 0.3%.

Note 14. Financial Highlights

	At and for the
	Six Months Ended		At and for the
	June 30,		Year Ended
			December 31,
	2004(1)	2003	2003

Per Common Share Data(2)
Net asset value, beginning of period	$14.94	$14.22	$14.22

Net investment income	0.71	0.78	1.65
Net realized gains(3)	1.33	0.51	0.63
Net change in unrealized appreciation or depreciation (3)	(1.16)	(0.58)	(0.66)

Net increase in net assets resulting from operations	0.88	0.71	1.62

Net decrease in net assets from shareholder distributions	(1.14)	(1.14)	(2.28)
Net increase in net assets from capital share transactions	0.09	0.44	1.38

Net asset value, end of period	$14.77	$14.23	$14.94

Market value, end of period	$24.42	$23.10	$27.88
Total return(4)	(9)%	12%	41%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$1,904,711	$1,651,143	$1,914,577
Common shares outstanding at end of period	128,960	116,034	128,118
Diluted weighted average common shares outstanding	131,620	112,291	118,351
Employee and administrative expenses/average net assets (5)	2.06%	1.68%	3.50%
Total expenses/average net assets	4.01%	4.02%	8.06%
Net investment income/average net assets	4.92%	5.47%	11.51%
Net increase in net assets resulting from operations/ average net assets	6.09%	5.00%	11.33%
Portfolio turnover rate	16.64%	17.26%	31.12%
Average debt outstanding	$922,073	$927,009	$943,507
Average debt per share(2)	$7.01	$8.26	$7.97

(1)	The results for the six months ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

(5)	Employee expenses for the six months ended June 30, 2004, include the expense related to the individual performance award totaling $6.4 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Allied Capital Corporation:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2004, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2004 and 2003, the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 14) for the six-month periods ended June 30, 2004 and 2003. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements and financial highlights referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights (included in Note 14), for the year then ended; and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Washington, D.C.

August 4, 2004

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

      Our portfolio composition at June 30, 2004, and December 31, 2003, was as follows:

	2004	2003

Private finance	69%	74%
Commercial real estate finance	31%	26%

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

PORTFOLIO AND INVESTMENT ACTIVITY

      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended		At and for the
	June 30,		June 30,		Year Ended
					December 31,
	2004	2003	2004	2003	2003
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value	$2,784.8	$2,546.1	$2,784.8	$2,546.1	$2,584.6
Investments funded	$577.3	$257.4	$795.1	$526.4	$931.5
Change in accrued or reinvested interest and dividends	$13.1	$9.3	$26.1	$20.4	$45.0
Principal collections related to investment repayments or sales	$193.7	$106.9	$430.9	$427.0	$784.0
Yield(1)	14.0%	14.1%	14.0%	14.1%	14.7%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and six months ended June 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended		At and for the
	June 30,		June 30,		Year Ended
					December 31,
	2004	2003	2004	2003	2003
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$1,278.1	$1,192.4	$1,278.1	$1,192.4	$1,214.9
Equity interests	634.4	646.8	634.4	646.8	687.8

Total portfolio	$1,912.5	$1,839.2	$1,912.5	$1,839.2	$1,902.7

Investments funded(1)	$404.8	$163.8	$562.5	$273.9	$498.0
Change in accrued or reinvested interest and dividends	$10.4	$8.1	$21.4	$19.4	$41.8
Principal collections related to investment repayments or sales	$189.6	$70.9	$394.5	$146.0	$314.3
Yield(2)	14.6%	14.4%	14.6%	14.4%	15.0%

(1)	Investments funded for the six months ended June 30, 2004, include a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Six Months Ended June 30, 2004
Companies more than 25% owned	$189.4	$106.2	$295.6
Companies 5% to 25% owned	24.8	16.4	41.2
Companies less than 5% owned	213.5	12.2	225.7

Total	$427.7	$134.8	$562.5

For the Six Months Ended June 30, 2003
Companies more than 25% owned	$42.2	$25.2	$67.4
Companies 5% to 25% owned	9.5	1.0	10.5
Companies less than 5% owned	190.6	5.4	196.0

Total	$242.3	$31.6	$273.9

For the Year Ended December 31, 2003
Companies more than 25% owned	$53.0	$34.0	$87.0
Companies 5% to 25% owned	23.8	1.9	25.7
Companies less than 5% owned	377.4	7.9	385.3

Total	$454.2	$43.8	$498.0

      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. Merger and acquisition activity in the middle market has been strong in the first half of 2004, which has resulted in an increase in private finance investments funded, as well as increased repayments.

      On June 30, 2004, we completed the purchase of a majority ownership stake in the business of Advantage Sales & Marketing, Inc. (Advantage), a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. At June 30, 2004, our investment in Advantage totaled $257.2 million at cost and value in debt and equity securities, including closing costs. At the closing of the transaction, we invested $90.2 million in loans and subordinated debt and $73.5 million in common stock. In addition, prior to completing the purchase, we had invested $93.7 million in subordinated debt in certain predecessor companies of Advantage, of which $45.5 million was invested during the second quarter of 2004. This existing debt was exchanged for new subordinated debt in Advantage as part of the transaction.

      Also during the second quarter, we completed the purchase of a majority ownership stake in Mercury Air Centers, Inc. (Mercury), an operator of fixed base operations, from Mercury Air Group, Inc. At June 30, 2004, our investment in Mercury totaled $82.7 million at cost and value, including closing costs. Our investment in Mercury consists of $53.2 million in debt and $29.5 million in common stock. We have an additional $8.5 million commitment to fund senior subordinated debt for future working capital and construction commitments. In connection with the transaction, Mercury Air Group, Inc. repaid its $24 million subordinated debt obligation to Allied Capital.

      On March 31, 2004, we sold The Hillman Companies, Inc. (Hillman) for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. We were repaid our existing $44.6 million in outstanding mezzanine debt. Total consideration to us from this sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. For the six months ended June 30, 2004, we realized a gain of $150.2 million on the transaction, including a gain of $1.2 million realized during the second quarter of 2004, resulting from post-closing adjustments, which provided additional cash consideration to us in the same amount. The sale of Hillman is subject to certain other post-closing adjustments.

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

      In addition, investing activities in portfolio companies more than 25% owned during the six months ended June 30, 2004, included a $6.6 million debt and equity investment, including closing costs, to purchase Legacy Partners Group, LLC; an equity investment of $7.5 million and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC; and an exchange of existing debt securities, along with accrued and unpaid interest thereon, with a total cost basis of $49.8 million for $12.5 million of new debt and a 68.5% common stock interest in Startec Global Communications Corporation (Startec)

upon its emergence from bankruptcy in May 2004. We also provided a $2.2 million term loan to Startec for working capital.

      At June 30, 2004, we had outstanding investment commitments to private finance portfolio companies totaling $321.2 million. In addition, we had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $133.8 million.

      Significant outstanding investment commitments at June 30, 2004, included the following:

•	$93.0 million of financing and purchase commitments to Callidus Capital Corporation (Callidus), an asset management company that structures and manages collateralized debt obligations (CDOs), senior loan collateralized loan obligations (CLOs), and other related investments. Our commitment consists of $50 million of subordinated debt to support Callidus’ warehouse facilities and warehousing activities, $41.8 million to purchase preferred equity securities in Callidus’ future CDO or CLO transactions, and $1.2 million for working capital needs. At June 30, 2004, we had an investment in Callidus totaling $6.3 million at value, which included equity ownership for 80% of the management company. We made our initial investment in Callidus in the fourth quarter of 2003.

During the first quarter of 2004, Callidus obtained a secured warehouse credit facility for up to $300 million to finance the acquisition of senior corporate loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate $32.3 million of our $50 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

Subsequent to June 30, 2004, we made an additional investment commitment of $150 million in the form of a revolving line of credit facility to support Callidus’ middle-market underwriting and syndication activities. This commitment is not included in our outstanding investment commitments as of June 30, 2004.

•	Approximately $93.3 million in the form of subordinated debt and equity to purchase Financial Pacific Company, a specialized commercial finance company focused on providing leases for business-essential equipment to small businesses nationwide. The purchase was completed on August 2, 2004.

•	$55.1 million in the form of subordinated debt to CBA Mezzanine Capital Finance, LLC to support its loan origination activity. This commitment expires in April 2005 and there are currently no amounts outstanding under this facility.

•	$20 million in the form of a revolving credit facility to Business Loan Express, LLC (BLX) to provide working capital to the company. At June 30, 2004, BLX had outstanding borrowings of $10 million on the facility. This $10 million was repaid by BLX after the end of the second quarter, and there are currently no amounts outstanding under this facility.

•	$25.4 million in the form of equity to eight private venture capital funds.

      Our most significant investments at June 30, 2004, were in Business Loan Express, LLC (BLX), which was acquired in 2000, and Advantage Sales & Marketing, Inc. (Advantage), which was acquired on June 30, 2004.

      Business Loan Express, LLC.     At June 30, 2004, our investment in BLX totaled $275.0 million at cost and $352.8 million at value, or 11.1% of our total assets, which includes unrealized appreciation of $77.8 million.

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

      Summary financial data for BLX at and for the nine months ended June 30, 2004, and at and for its fiscal year ended September 30, 2003, is presented below. Summary financial data has been provided by BLX and is unaudited.

	At and for the	At and for the
	Nine Months Ended	Fiscal Year Ended
	June 30, 2004(1)	September 30, 2003
($ in millions)
Operating Data
Total revenue	$92.3	$108.3
Net income(2)	$13.0	$4.7
Earnings before interest, taxes and management fees (EBITM)(2)	$37.6	$37.5
Balance Sheet Data
Total assets	$419.6	$353.0
Total debt	$208.1	$178.5
Total owners’ equity	$151.3	$136.1
Other Data
Loan originations
7(a) originations	$272.2	$502.4
Conventional originations	212.1	151.6
B&I originations	11.4	31.8

Total loan originations	$495.7	$685.8

Serviced loan portfolio	$2,507.1	$2,227.4
Number of loans	3,501	3,136
Loan delinquencies(3)	8.7%	8.3%
Serviced Loan Portfolio by Industry
Hotels	24%	24%
Gas stations/convenience stores	20	19
Professional and retail services	12	12
Restaurants	9	9
Manufacturing and industrial	9	9
Car wash/auto repair services	7	7
Child care and health care services	6	6
Recreation	4	5
Shrimp/fishing vessels	4	5
Other	5	4

Total	100%	100%

(1)	The results of operations for the nine months ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year.

(2)	For the fiscal year ended September 30, 2003, EBITM and net income were reduced by $2.3 million due to costs associated with its acquisition of Amresco Independence Funding, Inc. and its reorganization from a corporation to a limited liability company (LLC) and $2.3 million due to the increased value of issued and outstanding equity appreciation rights. In addition, net income for the fiscal year ended September 30, 2003, was increased by $3.4 million due to the reversal of certain net deferred tax liabilities upon the conversion of BLX from a corporation to a limited liability company. As an LLC, BLX is generally not subject to federal income tax; however, BLX is subject to certain state income and franchise taxes, and income taxes associated with a taxable subsidiary corporation.

(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 8.7% at June 30, 2004. SBA 7(a) loans greater than one year old at June 30, 2004, had a delinquency rate of 10.5%. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice. The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and receives personal guarantees from the principal owners of the small business.

     BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. The total of cash loan sale premiums, cash interest income and cash received from residual interests and other cash income is equal to approximately 80% of BLX’s revenue of $92.3 million for the nine months ended June 30, 2004, and approximately 83% of BLX’s revenue of $108.3 million for the fiscal year ended September 30, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the nine months ended June 30, 2004, totaled $495.7 million. Proceeds from loan sales during the nine months ended June 30, 2004, totaled approximately $477.6 million. Loans originated during the fiscal year ended September 30, 2003, totaled $685.8 million. Proceeds from loan sales during the fiscal year ended September 30, 2003, totaled approximately $664.2 million. From time to time, BLX funds the construction of commercial real estate projects and as a result is unable to sell a construction loan until the loan is fully funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore, until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX sells the guaranteed piece of SBA 7(a) guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.4% of the guaranteed loan amount. Cash premiums received from guaranteed loan sales during the nine months ended June 30, 2004, were approximately $20.8 million in total. Cash premiums received from guaranteed loan sales during the fiscal year ended September 30, 2003, were approximately $31.3 million in total. Alternatively, BLX may sell the guaranteed pieces of SBA 7(a) guaranteed loans at par and receive cash only for the face amount of the loan sold, and instead of receiving a cash premium, BLX will receive an annual servicing spread on the loans sold of between 4.0% and 5.0%.

      In addition, BLX sells the unguaranteed pieces of the SBA 7(a) loans and conventional loans it originates into a conduit facility. The conduit loans are securitized and BLX retains an interest of up to 5.0% of the loan pool. BLX then receives the excess of loan interest payments on the loans sold over the interest cost on the securities issued in the securitization over the life of the loan pool, which is generally between 4.3% and 5.0% annually on the loans sold into the securitization pools.

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset, together referred to as the Residual Interest, in order to account for the retained interest in the loans sold and the net present value of the future cash flows it expects to receive from the loans sold or securitized. In computing the Residual Interest, BLX discounts estimated future cash flows after making assumptions as to future loan losses and loan prepayments, which may reduce future cash flows. For the nine months ended June 30, 2004, BLX received cash payments from the Residual Interest of approximately $44.4 million. For the fiscal year ended September 30, 2003, BLX received cash payments from the Residual Interest of approximately $49.3 million.

      At June 30, 2004, BLX’s Residual Interest totaled $197.9 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of

$834.1 million over time, with approximately $70.2 million, $61.9 million, $60.0 million, and $58.2 million (or $250.3 million in the aggregate) scheduled to be received in the next four years ending on June 30, 2005, 2006, 2007, and 2008, respectively.

      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. We hold all of BLX’s Class A and Class B interests, and 94.9% of the Class C interests. BLX’s taxable income is first allocated to the Class A interests to the extent that dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and Class C interests. BLX declares dividends on its Class B interests based on an estimate of its annual taxable income allocable to such interests.

      For the six months ended June 30, 2004 and 2003, BLX paid dividends to us in cash or in kind on the Class A interests totaling $6.1 million and $4.6 million, respectively. The guaranteed dividend yield on these equity interests is included in interest income. In addition, for the six months ended June 30, 2004 and 2003, BLX paid dividends to us on the Class B interests totaling $4.8 million and $2.0 million, respectively, and these dividends were paid to us through the issuance of additional Class B equity interests.

      In the last week of the second quarter of 2004, BLX had a high volume of loan closings and funded approximately $49 million of new loans. In order to facilitate this high volume of loan originations, we provided BLX a $10 million draw on a new $20 million revolving credit facility to provide temporary working capital. This draw was repaid by BLX after the end of the second quarter, and there are currently no outstanding borrowings under this facility.

      At June 30, 2004, BLX had a three-year $275.0 million revolving credit facility that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. The principal amount outstanding on the revolving credit facility at June 30, 2004, was $155.8 million and the amount guaranteed by us was $86.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at June 30, 2004. At June 30, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

      Advantage Sales & Marketing, Inc.     At June 30, 2004, our investment in Advantage Sales & Marketing, Inc. totaled $257.2 million at cost and value, or 8.1% of our total assets. As discussed above, we completed the purchase of a majority ownership stake in Advantage on June 30, 2004. Given that this investment was completed on June 30, 2004, the fair value of our investment in Advantage is equal to our cost. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the country and is headquartered in Irvine, CA.

Commercial Real Estate Finance

      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the				At and for the
	Three Months Ended June 30,				Six Months Ended June 30,				At and for
									the Year Ended
									December 31,
	2004		2003		2004		2003		2003

	(unaudited)				(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$530.8	13.0%	$423.6	13.9%	$530.8	13.0%	$423.6	13.9%	$394.0	14.1%
CDO bonds and preferred shares	175.6	17.3%	167.4	16.6%	175.6	17.3%	167.4	16.6%	186.6	16.7%
Commercial mortgage loans	147.0	8.5%	105.4	7.8%	147.0	8.5%	105.4	7.8%	83.6	8.6%
Real estate owned	14.4		10.5		14.4		10.5		12.8
Equity interests	4.5		—		4.5		—		4.9

Total portfolio	$872.3		$706.9		$872.3		$706.9		$681.9

Investments funded	$172.5		$93.6		$232.6		$252.5		$433.5
Change in accrued or reinvested interest	$2.7		$1.2		$4.7		$1.0		$3.2
Principal collections related to investment repayments or sales	$4.1		$36.0		$36.4		$281.0		$469.7

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     Our commercial real estate investment activity for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Six Months Ended June 30, 2004
CMBS bonds (8 issuances)	$262.3	$(110.0)	$152.3
CDO bonds and preferred shares (1 issuance)	4.0	(0.3)	3.7
Commercial mortgage loans	84.8	(8.3)	76.5
Equity interests	0.1	—	0.1

Total	$351.2	$(118.6)	$232.6

For the Six Months Ended June 30, 2003
CMBS bonds (7 issuances)	$250.1	$(115.7)	$134.4
CDO bonds and preferred shares (1 issuance)	118.4	(0.3)	118.1

Total	$368.5	$(116.0)	$252.5

For the Year Ended December 31, 2003
CMBS bonds (18 issuances)	$508.5	$(225.9)	$282.6
CDO bonds and preferred shares (3 issuances)	145.8	(0.4)	145.4
Commercial mortgage loans	3.0	—	3.0
Real estate owned	2.5	—	2.5

Total	$659.8	$(226.3)	$433.5

      At June 30, 2004, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $4.6 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $2.7 million.

      CMBS Bonds. The underlying pools of mortgage loans that are collateral for our investments in new CMBS bond issuances for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, had respective original underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Six Months Ended
	June 30,

					For the Year Ended
	2004		2003		December 31, 2003

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$2,396.9	26%	$1,971.8	28%	$4,114.3	22%
60-65%	702.0	8	527.2	8	1,582.8	9
65-70%	862.1	9	776.5	11	1,768.0	10
70-75%	1,837.6	20	1,217.3	18	4,024.3	22
75-80%	3,160.0	34	2,364.9	34	6,560.5	36
Greater than 80%	335.8	3	25.2	1	138.6	1

Total	$9,294.4	100%	$6,882.9	100%	$18,188.5	100%

Weighted average loan to value	67.6%		67.1%		68.5%

	For the Six Months Ended
	June 30,

					For the Year Ended
	2004		2003		December 31, 2003
Debt Service Coverage
Ratio Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$1,570.8	16%	$2,042.6	30%	$4,208.7	23%
1.76-2.00	894.9	10	697.1	10	2,094.6	12
1.51-1.75	1,094.8	12	1,264.4	18	3,132.8	17
1.26-1.50	4,375.3	47	2,478.3	36	7,362.9	40
Less than 1.25	1,358.6	15	400.5	6	1,389.5	8

Total	$9,294.4	100%	$6,882.9	100%	$18,188.5	100%

Weighted average debt service coverage ratio	1.62		1.75		1.73

      From time to time, we may sell lower yielding CMBS bonds rated BB+ through BB-, and to a lesser extent CMBS bonds rated B+ and B, in order to maximize the return on our CMBS bond portfolio. The cost basis of and the gross sales proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, were as follows:

	For the Six
	Months Ended		For the Year
	June 30,		Ended
			December 31,
	2004	2003	2003
($ in millions)
Cost basis	$6.3	$253.5	$412.3
Gross sales proceeds(1)	$6.4	$284.8	$446.8
Net realized gains (net of related hedge gains or losses)	$0.1	$24.6	$31.6
Weighted average yield	7.7%	11.8%	10.1%

(1)	Gross sales proceeds represent the total cash consideration received, including the repayment of the cost basis of the bonds and proceeds related to the net realized gains on the bonds.

     The BBB- rated and non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At June 30, 2004, the face value of the CMBS bonds we held were subordinate to 80% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of interest and principal, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, the average discount for the CMBS bonds in which we invested was 42%, 46% and 44%, respectively.

      At June 30, 2004, the unamortized discount related to the CMBS bond portfolio was $725.9 million, of which $356.1 million has been set aside to absorb potential future losses. The yield on the CMBS bonds of 13.0% assumes that this amount that has been set aside will not be amortized. As the amount of future losses and the expected timing of recognition of such losses is difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yield will be achieved. At June 30, 2004, the CMBS bond portfolio had a fair value of $530.8 million, which included net unrealized depreciation on the CMBS bonds of $13.1 million.

      The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB- and above rated CMBS bonds held in the portfolio. Consistent with our historical practice, we may sell some of these higher-rated bonds later in the year. Our

CMBS bond portfolio and the related yields at June 30, 2004 and 2003, and December 31, 2003, were as follows:

					December 31,
	June 30, 2004		June 30, 2003		2003

	Value	Yield	Value	Yield	Value	Yield
($ in millions)
CMBS bonds rated BB- and above	$176.8	7.8%	$147.7	8.0%	$88.4	8.2%
CMBS bonds rated below BB-	354.0	15.6%	275.9	17.0%	305.6	15.8%

Total	$530.8	13.0%	$423.6	13.9%	$394.0	14.1%

      At June 30, 2004, and December 31, 2003, the age of our bonds rated below BB- was as follows:

	2004		2003

	Value	Percentage	Value	Percentage
($ in millions)
Less than one year old	$102.9	29.1%	$83.9	27.5%
One to two years old	54.6	15.4	41.0	13.4
Two to three years old	52.8	14.9	43.8	14.3
Three years old or older	143.7	40.6	136.9	44.8

Total	$354.0	100.0%	$305.6	100.0%

      At June 30, 2004, and December 31, 2003, we held CMBS bonds in 47 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (REO) properties, for these CMBS bonds consisted of the following at June 30, 2004, and December 31, 2003:

	2004		2003
($ in million)
Approximate number of loans and REO properties(1)	6,400		5,600
Total outstanding principal balance	$46,336		$38,437
Loans over 30 days delinquent or classified as REO properties(2)	1.2%	(3)	1.5%	(3)

(1)	Includes approximately 35 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at June 30, 2004, and December 31, 2003, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At June 30, 2004, and December 31, 2003, our investments included bonds in the first loss, unrated bond class in 40 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.5% and 1.7% of the total outstanding principal balance at June 30, 2004, and December 31, 2003, respectively.

     Collateralized Debt Obligation Bonds and Preferred Shares. During the six months ended June 30, 2004, we sold CDO bonds with a cost basis of $16.3 million for a net realized gain of $0.1 million, net of the related hedge gain. During the six months ended June 30, 2003, and the year ended December 31, 2003, we sold CDO bonds and preferred shares with a cost basis of $6.4 million and $13.9 million, respectively, for net realized losses of $0.1 million for both periods presented, net of the related hedge gains. The yield on the CDO bonds and preferred shares sold was 7.6%, 8.4%, and 8.0% for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, respectively.

      The BB rated bonds and the preferred shares of the CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At June 30, 2004, our bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at June 30, 2004, are certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by us.

      The yield on our CDO bonds and preferred shares at June 30, 2004 and 2003, and December 31, 2003, was 17.3%, 16.6% and 16.7%, respectively. The yield on the CDO portfolio at any point in time will generally vary depending on the amount of lower yielding CDO bonds held in the portfolio.

      At June 30, 2004, and December 31, 2003, the underlying collateral for our investments in the outstanding CDO issuances had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,404.1	$1,338.0
Investment grade CMBS bonds(2)	805.6	662.3
Non-investment grade CMBS bonds(3)	1,185.3	1,133.7
Other collateral	120.2	32.4

Total collateral	$3,515.2	$3,166.4

(1)	Issued by 44 REITs for both of the periods presented.

(2)	Issued in 97 and 78 transactions, respectively, for the periods presented.

(3)	Issued in 77 and 68 transactions, respectively, for the periods presented.

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

      At June 30, 2004, and December 31, 2003, our portfolio was graded as follows:

	At June 30, 2004		At December 31, 2003

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$748.4	26.9%	$985.1	38.1%
2	1,809.2	65.0	1,271.4	49.2
3	82.4	2.9	212.4	8.2
4	36.4	1.3	34.7	1.4
5	108.4	3.9	81.0	3.1

	$2,784.8	100.0%	$2,584.6	100.0%

      The decrease in Grade 1 assets at June 30, 2004, as compared to December 31, 2003, is primarily due to the sale of Hillman on March 31, 2004. The value of Hillman at December 31, 2003, was $234.5 million, and this value was included in Grade 1 assets. We received $47.5 million of new subordinated debt in Hillman in conjunction with the sale. During the second quarter of 2004, we sold a participation in this debt of $5.0 million to a third party, which reduced our investment. The remaining balance of this new debt was included in Grade 2 assets at June 30, 2004. We continue to include our CMBS portfolio in Grade 2 assets, as we are uncertain as to whether the unrealized appreciation or depreciation on our CMBS portfolio at June 30, 2004, will necessarily result in a realized gain or loss.

      Total Grade 3, 4 and 5 portfolio assets were $227.2 million, or 8.2% of the portfolio, at June 30, 2004, as compared to $328.1 million, or 12.7% of the portfolio, at December 31, 2003. Included in Grade 3, 4 and 5 assets at June 30, 2004, and December 31, 2003, were assets totaling $35.4 million and $31.1 million, respectively, that are secured by commercial real estate.

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

      Loans and Debt Securities on Non-Accrual Status. At June 30, 2004, and December 31, 2003, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2004	2003
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$32.7	$31.9
Companies 5% to 25% owned	16.0	2.7
Companies less than 5% owned	42.3	28.0
Commercial real estate finance	11.2	6.8
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	22.2	31.9
Companies less than 5% owned	40.3	16.5
Commercial real estate finance	5.8	0.2

Total	$170.5	$118.0

Percentage of total portfolio	6.1%	4.6%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at June 30, 2004, and December 31, 2003, were as follows:

	2004	2003

($ in millions)
Private finance	$61.0	$85.6
Commercial real estate finance
CMBS bonds	49.1	40.3
Commercial mortgage loans	6.3	3.7

Total	$116.4	$129.6

Percentage of total portfolio	4.2%	5.0%

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

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $164.8 million and $98.5 million at June 30, 2004, and December 31, 2003, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $164.8 million and $98.5 million at June 30, 2004, and December 31, 2003, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS bonds and CDO bonds that we own and have hedged as of the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and 2003

      The following table summarizes the Company’s operating results for the three months ended June 30, 2004 and 2003.

	For the Three
	Months Ended
	June 30,
				Percentage
	2004	2003	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$74,173	$67,137	$7,036	10%
Loan prepayment premiums	3,067	1,637	1,430	87%
Fees and other income	10,260	8,440	1,820	22%

Total interest and related portfolio income	87,500	77,214	10,286	13%

Expenses
Interest	17,983	19,358	(1,375)	(7)%
Employee	9,031	9,258	(227)	(2)%
Individual performance award	2,889	—	2,889	**
Administrative	9,076	5,081	3,995	79%

Total operating expenses	38,979	33,697	5,282	16%

Net investment income before income taxes	48,521	43,517	5,004	11%
Income tax benefit	(469)	(1,081)	612	**

Net investment income	48,990	44,598	4,392	10%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	26,603	8,540	18,063	*
Net change in unrealized appreciation or depreciation	19,749	6,802	12,947	*

Total net gains (losses)	46,352	15,342	31,010	*

Net income	$95,342	$59,940	$35,402	59%

Diluted earnings per common share	$0.73	$0.52	$0.21	40%

Weighted average common shares outstanding — diluted	131,208	114,552	16,656	15%

*	Net realized gains and losses and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the three months ended June 30, 2004 and 2003, was composed of the following:

	2004	2003
($ in millions)
Interest	$70.1	$65.0
Dividends	4.1	2.1

Total interest and dividends	$74.2	$67.1

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-

bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at June 30, 2004 and 2003, were as follows:

	2004	2003
($ in millions)
Interest-bearing portfolio	$2,145.9	$1,899.3
Portfolio yield	14.0%	14.1%

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the three months ended June 30, 2004 and 2003, includes $2.8 million and $1.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends were paid through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $3.1 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.

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

      Fees and other income for the three months ended June 30, 2004 and 2003, included fees relating to the following:

	2004	2003
($ in millions)
Structuring and diligence	$5.3	$3.1
Transaction and other services provided to portfolio companies	0.6	0.8
Management services provided to portfolio companies, other advisory services and guaranty fees	3.7	4.3
Other income	0.7	0.2

Total fees and other income	$10.3	$8.4

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Fees and other income for the three months ended June 30, 2004, include structuring and diligence fees from Advantage and Mercury totaling $4.5 million.

      BLX and Advantage were our most significant investments at June 30, 2004, and together represented 19.2% of our total assets. Total interest and related portfolio income earned from BLX and Advantage for the three months ended June 30, 2004, was $11.8 million and $3.0 million, respectively.

      BLX and Hillman were our most significant investments at June 30, 2003, and together represented 19.0% of our total assets. Total interest and related portfolio income earned from BLX and Hillman for the three months ended June 30, 2003, was $9.7 million and $2.4 million, respectively. As discussed above, we sold Hillman on March 31, 2004.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended June 30, 2004 and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost, including fees and closing costs, at and for the three months ended June 30, 2004 and 2003, were as follows:

	At and for the
	Three Months
	Ended
	June 30,

	2004	2003
($ in millions)
Total Outstanding Debt	$1,058.8	$979.7
Average Outstanding Debt	$891.2	$962.3
Weighted Average Cost	6.8%	7.4%

      In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $1.4 million for the three months ended June 30, 2004 and 2003.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 153 and 116 at June 30, 2004 and 2003, respectively. During 2003, employee expenses included a retention award program whereby senior officers received cash awards as part of their compensation. The retention award component for the three months ended June 30, 2003, was $2.1 million. Beginning January 1, 2004, we no longer provided retention awards.

      In the first quarter of 2004, we established the Individual Performance Award (IPA) as a long-term incentive compensation program for our senior officers. In conjunction with the program, the Board has approved a non-qualified deferred compensation plan (DCP II), which is administered through a trust.

      The IPA, which will generally be determined annually at the beginning of each year, is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors has designed the DCP II to then require the trustee to use the cash exclusively to purchase shares of our common stock in the open market.

      Amounts credited to participants under the DCP II are immediately vested once deposited by us into the trust. A participant’s account shall generally become distributable only after his or her termination of employment, or in the event of a change of control of the Company. The Compensation Committee of the Board of Directors may also determine other distributable events and the timing of such distributions.

      For the three months ended June 30, 2004, we accrued $3.5 million in IPA expense, or $0.027 per share. We contributed these amounts into the DCP II trust during the quarter. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust. The accounts of the DCP II are consolidated with our accounts. Further, we are required to mark to market the liability to pay the employees in our stock and this adjustment is recorded to the IPA compensation expense. The effect of this adjustment for the three months ended June 30, 2004, was to reduce the individual performance award expense by $0.6 million.

      We have a stock option plan to provide officers and non-officer directors with additional incentives. During the second quarter of 2004, the number of shares authorized under the option plan and available for future grant was increased to 32.2 million shares, of which there were 7.2 million shares available to be granted at June 30, 2004.

      Administrative expenses include legal and accounting fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $9.1 million for the three months ended June 30, 2004, a $4.0 million increase over administrative expenses of $5.1 million for the three months ended June 30, 2003.

      During the second quarter of 2004, we opened an office in Los Angeles, CA, and expanded our office space in New York, NY. We also expect to expand our Chicago, IL office. Accordingly, occupancy costs and the costs associated with staffing these offices were $0.8 million higher for the three months ended June 30, 2004, than for the same period in the prior year.

      We have also incurred increased costs related to evaluating potential new investments. Costs related to mezzanine lending are generally funded by a borrower deposit, however, costs related to buyout investments are generally funded by us. Accordingly, if a prospective deal does not close, we incur expenses that are not recoverable. As a result, these related costs were $0.5 million higher for the three months ended June 30, 2004, than for the same period in the prior year. We have increased our focus on managing these costs, however we expect that there will be some increased costs from this activity going forward.

      Finally, another large component of the increase in expenses results from the costs of operating as a public company in today’s environment. Accounting, legal, insurance, and directors’ fees were $1.5 million higher for the three months ended June 30, 2004, than for the same period in the prior year.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended June 30, 2004 and 2003, were as follows:

	For the
	Three Months
	Ended
	June 30,

	2004	2003
($ in millions)
Realized gains	$48.0	$12.7
Realized losses	(21.4)	(4.2)

Net realized gains	$26.6	$8.5

      Realized gains and losses for the three months ended June 30, 2004 and 2003, resulted from various private finance and commercial real estate finance transactions.

      Realized gains for the three months ended June 30, 2004, primarily resulted from transactions involving six private finance portfolio companies — CorrFlex Graphics, LLC ($25.7 million), The Hartz Mountain Corporation ($8.2 million), International Fiber Corporation ($5.3 million), Housecall Medical Resources, Inc. ($4.6 million), SmartMail, LLC ($2.1 million) and The Hillman Companies, Inc. ($1.2 million). The additional gain on Hillman relates to post-closing adjustments.

      Realized gains for the three months ended June 30, 2003, primarily resulted from transactions involving three private finance portfolio companies — Woodstream Corporation ($6.6 million), Kirkland’s Inc. ($1.8 million), and Interline Brands, Inc. ($1.7 million).

      For the three months ended June 30, 2004 and 2003, we reversed previously recorded unrealized appreciation totaling $25.6 million and $7.9 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the three months ended June 30, 2004, primarily resulted from transactions involving two private finance portfolio companies — Executive Greetings, Inc. ($19.3 million) and Startec Global Communications Corporation ($1.0 million), and one transaction involving a commercial mortgage loan ($1.0 million).

      Realized losses for the three months ended June 30, 2003, primarily resulted from one transaction — North American Archery, LLC ($2.1 million), and two transactions involving commercial mortgage loans ($2.0 million).

      For the three months ended June 30, 2004 and 2003, we reversed previously recorded unrealized depreciation totaling $21.8 million and $4.7 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At June 30, 2004, portfolio investments recorded at fair value were approximately 87% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      For the quarter ended June 30, 2004, we received valuation assistance from S&P Corporate Value Consulting (S&P CVC) in determining the fair value of 33 private finance portfolio companies. In addition, we continued to receive valuation assistance from JMP Securities, LLC (JMP) for our investment in Business Loan Express, LLC, as discussed below. In total we received valuation assistance from S&P CVC and JMP for 40% of the value of the private finance portfolio at June 30, 2004.

      In addition, for the quarter ended March 31, 2004, we received valuation assistance from S&P CVC in determining the fair value of 22 private finance portfolio companies. We also received valuation assistance from JMP for our investment in Business Loan Express, LLC. In total, we received valuation assistance from S&P CVC and JMP for 40% of the value of the private finance portfolio at March 31, 2004.

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

      For the total portfolio, net change in unrealized appreciation or depreciation for the three months ended June 30, 2004 and 2003, consisted of the following:

	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$23.5	$10.0
Reversal of previously recorded unrealized appreciation associated with realized gains	(25.6)	(7.9)
Reversal of previously recorded unrealized depreciation associated with realized losses	21.8	4.7

Net change in unrealized appreciation or depreciation	$19.7	$6.8

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     At June 30, 2004, our most significant portfolio investment was in BLX. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

      Business Loan Express, LLC. To determine the value of our investment in BLX at June 30, 2004, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We performed the analyses with the assistance of JMP.

      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at June 30, 2004, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at March 31, 2004.

      Our investment in BLX at June 30, 2004, was valued at $352.8 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $77.8 million at June 30, 2004. This is unchanged from March 31, 2004.

      The value of our investment in BLX’s Class B and Class C equity interests was $249.8 million at June 30, 2004. The value of our Class B and Class C equity interests are at an implied trailing price to pro-forma earnings ratio of approximately 11.8 times and on an implied forward projected price to pro-forma earnings ratio of approximately 9.1 times. The value of BLX’s Class B and Class C equity interests is at an implied multiple of investor cost basis of approximately 1.5 times.

OTHER MATTERS

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 131.2 million and 114.6 million for the three months ended June 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2004 and 2003

      The following table summarizes our condensed operating results for the six months ended June 30, 2004 and 2003.

	For the Six
	Months Ended
	June 30,
				Percentage
	2004	2003	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$147,712	$132,658	$15,054	11%
Loan prepayment premiums	4,017	2,758	1,259	46%
Fees and other income	17,536	14,928	2,608	17%

Total interest and related portfolio income	169,265	150,344	18,921	13%

Expenses
Interest	37,096	37,280	(184)	(1)%
Employee	17,893	17,379	514	3%
Individual performance award	6,382	—	6,382	**
Administrative	14,903	9,498	5,405	57%

Total operating expenses	76,274	64,157	12,117	19%

Net investment income before income taxes	92,991	86,187	6,804	8%
Income tax benefit	(544)	(1,081)	537	**

Net investment income	93,535	87,268	6,267	7%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	174,453	56,879	117,574	*
Net change in unrealized appreciation or depreciation	(152,338)	(64,334)	(88,004)	*

Total net gains (losses)	22,115	(7,455)	29,570	*

Net income	$115,650	$79,813	$35,837	45%

Diluted earnings per common share	$0.88	$0.71	$0.17	24%

Weighted average common shares outstanding — diluted	131,620	112,291	19,329	17%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the six months ended June 30, 2004 and 2003, was composed of the following:

	2004	2003
($ in millions)
Interest	$139.9	$127.5
Dividends	7.8	5.2

Total interest and dividends	$147.7	$132.7

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at June 30, 2004 and 2003, were as follows:

	2004	2003
($ in millions)
Interest-bearing portfolio	$2,145.9	$1,899.3
Portfolio yield	14.0%	14.1%

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the six months ended June 30, 2004 and 2003, includes $4.8 million and $2.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends were paid through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $4.0 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.

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

      Fees and other income for the six months ended June 30, 2004 and 2003, included fees relating to the following:

	2004	2003
($ in millions)
Structuring and diligence	$7.2	$3.4
Transaction and other services provided to portfolio companies	1.3	1.2
Management services provided to portfolio companies, other advisory services and guaranty fees	8.0	9.9
Other income	1.0	0.4

Total fees and other income	$17.5	$14.9

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Fees and other income for the six months ended June 30, 2004, include structuring and diligence fees from Advantage and Mercury totaling $4.5 million.

      BLX and Advantage were our most significant investments at June 30, 2004, and together represented 19.2% of our total assets. Total interest and related portfolio income earned from BLX and Advantage for the six months ended June 30, 2004, was $22.9 million and $3.0 million, respectively. Total interest and related portfolio income for the six months ended June 30, 2004, included $3.3 million of income earned from Hillman prior to the sale of our investment on March 31, 2004 as discussed above.

      BLX and Hillman were our most significant investments at June 30, 2003, and together represented 19.0% of our total assets. Total interest and related portfolio income earned from BLX and Hillman for the six months ended June 30, 2003, was $22.7 million and $4.8 million, respectively.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the six months ended June 30, 2004 and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost, including fees and closing costs, at and for the six months ended June 30, 2004 and 2003, were as follows:

	At and for the
	Six Months Ended
	June 30,

	2004	2003
($ in millions)
Total Outstanding Debt	$1,058.8	$979.7
Average Outstanding Debt	$922.1	$927.0
Weighted Average Cost	6.8%	7.4%

      In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $2.3 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 153 and 116 at June 30, 2004 and 2003, respectively. During 2003, employee expenses included a retention award program whereby senior officers received cash awards as part of their compensation. The retention award component for the six months ended June 30, 2003, was $4.2 million. Beginning January 1, 2004, we no longer provided retention awards.

      In the first quarter of 2004, we established the Individual Performance Award (IPA) as a long-term incentive compensation program for our senior officers. In conjunction with the program, the Board has approved a non-qualified deferred compensation plan (DCP II), which is administered through a trust. See “Operating Expenses” included in the “Comparison of Three Months Ended June 30, 2004 and 2003” for a description of the DCP II. For the six months ended June 30, 2004, we accrued $7.0 million in IPA expense, or $0.053 per share. In addition, we are required to mark to market the liability to pay the employees in our stock and this adjustment is recorded to the IPA compensation expense. The effect of this adjustment for the six months ended June 30, 2004, was to reduce the individual performance award expense by $0.6 million.

      Administrative expenses include legal and accounting fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $14.9 million for the six months ended June 30, 2004, a $5.4 million increase over administrative expenses of $9.5 million for the six months ended June 30, 2003.

      During the second quarter of 2004, we opened an office in Los Angeles, CA, and expanded our office space in New York, NY. We also expect to expand our Chicago office. Accordingly, occupancy costs and the costs associated with staffing these offices were $1.1 million higher for the six months ended June 30, 2004, than for the same period in the prior year.

      We have also incurred increased costs related to evaluating potential new investments. Costs related to mezzanine lending are generally funded by a borrower deposit, however, costs related to buyout investments are generally funded by us. Accordingly, if a prospective deal does not close, we incur expenses that are not recoverable. As a result, these related costs were $1.0 million higher for the six months ended June 30, 2004, than for the same period in the prior year. We have increased our focus on managing these costs, however we expect that there will be some increased costs from this activity going forward.

      Finally, another large component of the increase in expenses results from the costs of operating as a public company in today’s environment. Accounting, legal, insurance, and directors’ fees were $1.7 million higher for the six months ended June 30, 2004, than for the same period in the prior year.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the six months ended June 30, 2004 and 2003, were as follows:

	For the Six
	Months Ended
	June 30,

	2004	2003
($ in millions)
Realized gains	$204.0	$61.3
Realized losses	(29.5)	(4.4)

Net realized gains	$174.5	$56.9

      Realized gains and losses for the six months ended June 30, 2004 and 2003, resulted from various private finance and commercial real estate finance transactions.

      Realized gains for the six months ended June 30, 2004, primarily resulted from transactions involving seven private finance portfolio companies — The Hillman Companies, Inc. ($150.2 million), CorrFlex Graphics, LLC ($25.7 million), The Hartz Mountain Corporation ($8.2 million), International Fiber Corporation ($5.3 million), Housecall Medical Resources, Inc. ($4.6 million), CBA-Mezzanine Capital Finance, LLC ($3.9 million), and SmartMail, LLC ($2.1 million).

      Realized gains for the six months ended June 30, 2003, primarily resulted from transactions involving seven private finance portfolio companies — Morton Grove Pharmaceuticals, Inc. ($8.4 million), CyberRep ($8.3 million), Woodstream Corporation ($6.6 million), Blue Rhino Corporation ($3.9 million), Kirkland’s Inc. ($3.0 million), GC-Sun Holdings II, LP ($2.5 million), and Interline Brands, Inc. ($1.7 million). In addition, gains were also realized on CMBS bonds ($24.6 million, net of a realized loss of $6.7 million from hedges related to the CMBS bonds sold).

      For the six months ended June 30, 2004 and 2003, we reversed previously recorded unrealized appreciation totaling $168.4 million and $50.8 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the six months ended June 30, 2004, primarily resulted from transactions involving four private finance portfolio companies — Executive Greetings, Inc. ($19.3 million), Logic Bay Corporation ($5.7 million), Sure-Tel, Inc. ($2.3 million), and Startec Global Communications Corporation ($1.0 million), and one transaction involving a commercial mortgage loan ($1.0 million).

      Realized losses for the six months ended June 30, 2003, primarily resulted from one transaction involving North American Archery, LLC ($2.1 million), and two transactions involving commercial mortgage loans ($2.0 million).

      For the six months ended June 30, 2004 and 2003, we reversed previously recorded unrealized depreciation totaling $29.6 million and $4.9 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended June 30, 2004 and 2003.”

      For the portfolio, net change in unrealized appreciation or depreciation for the six months ended June 30, 2004 and 2003, consisted of the following:

	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$(13.5)	$(18.4)
Reversal of previously recorded unrealized appreciation associated with realized gains	(168.4)	(50.8)
Reversal of previously recorded unrealized depreciation associated with realized losses	29.6	4.9

Net change in unrealized appreciation or depreciation	$(152.3)	$(64.3)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result year-to-date comparisons may not be meaningful.

     Net change in unrealized appreciation or depreciation for the six months ended June 30, 2004 included a decrease in unrealized appreciation of $9.3 million on our investment in BLX that was recorded in the first quarter of 2004.

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 131.6 million and 112.3 million for the six months ended June 30, 2004 and 2003, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

      Our portfolio has historically generated significant cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the six months ended June 30, 2004 and 2003, was as follows:

($ in millions)	2004	2003

Net cash provided by (used in) operating activities	$(89.8)	$(4.8)
Add: portfolio investments funded	736.3	526.4

Total cash provided by operating activities before new investments	$646.5	$521.6

      Because of the significant amount of cash provided by operating activities before new investments, we generate sufficient cash flow to fund our operating activities as well as pay dividends to shareholders.

      Dividends to common shareholders for the six months ended June 30, 2004 and 2003, were $146.8 million and $127.5 million, respectively, or $1.14 per common share for both periods. An extra cash dividend of $0.03 per common share was declared during 2002 and was paid to shareholders on January 9, 2003. For the third quarter of 2004, the Board of Directors has declared a dividend of $0.57 per common share payable on September 30, 2004.

      Dividends are generally determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

      Our Board of Directors evaluates whether to retain or distribute taxable net capital gains on an annual basis. Our dividend policy allows us to continue to distribute capital gains, but will also allow us to retain gains to support future growth. Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year.

      At June 30, 2004, we had outstanding commitments to fund investments totaling $325.8 million. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

Debt and Equity Capital

      Because we are a regulated investment company, we distribute our taxable income and, therefore, require external capital for asset growth. As a result, from time to time we will raise growth capital in the form of new debt or equity capital.

      At June 30, 2004, and December 31, 2003, our total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2004	2003

Total assets	$3,180.4	$3,019.9
Total debt outstanding	$1,058.8	$954.2
Total shareholders’ equity	$1,904.7	$1,914.6
Debt to equity ratio	0.56	0.50
Asset coverage ratio(1)	296%	322%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.65:1.00, and are currently at the lower end of the target debt to equity ratio range. We did not sell equity during the six months ended June 30, 2004. For the six months ended June 30, 2003, and the year ended December 31, 2003, we sold equity of $145.1 million and $422.9 million, respectively. In addition, shareholders’ equity increased by $25.0 million, $7.7 million and $21.2 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003, respectively.

      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $300.1 million on June 30, 2004. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      At June 30, 2004, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$757.1	$757.1	7.1%
SBA debentures	94.8	87.5	8.1%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	857.6	850.3	7.2%
Revolving line of credit	552.5	208.5	5.1	% (2)

Total debt	$1,410.1	$1,058.8	6.8	% (2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The current interest rate payable on the revolving line of credit was 3.8% at June 30, 2004, which excluded the annual cost of commitment fees and other facility fees of $2.8 million. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date.

     Unsecured Notes Payable. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2004 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity.

      On March 25, 2004, we issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as our existing unsecured notes. Simultaneous with issuing the notes, we entered into a cross-currency swap with a financial institution which fixed our interest and principal payments in U.S. dollars for the life of the debt.

      On April 30, 2004, we repaid $112.0 million of unsecured notes payable that matured on May 1, 2004.

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first quarter of 2004, we repaid $7.0 million of this outstanding debt. Under the small business investment company program, we may borrow up to $116.0 million from the Small Business Administration. At June 30, 2004, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. During the second quarter, we increased our unsecured revolving line of credit with a new committed amount of $552.5 million. The line of credit may be expanded through new or additional commitments up to $600.0 million at our option. The revolving line of credit expires in April 2005, with the right to extend the maturity for one additional year at our option under substantially similar terms. The credit facility generally bears interest at a rate, at our option, equal to (i) the one month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      Outstanding borrowings on the unsecured revolving line of credit at June 30, 2004, were $208.5 million. The amount available under the line at June 30, 2004, was $300.1 million, net of amounts committed for standby letters of credit of $43.9 million.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2004, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2004.

		Payments Due By Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$757.1	$102.0	$165.0	$175.0	$—	$153.0	$162.1
SBA debentures	87.5	—	14.0	—	—	—	73.5
OPIC loan	5.7	—	—	5.7	—	—	—
Revolving line of credit(1)	208.5	—	—	208.5	—	—	—
Operating leases	33.3	1.8	4.2	4.2	4.1	4.1	14.9

Total contractual obligations	$1,092.1	$103.8	$183.2	$393.4	$4.1	$157.1	$250.5

(1)	The revolving line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our option. We assume that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of April 2006. At June 30, 2004, $300.1 million remains unused and available, net of amounts committed for standby letters of credit of $43.9 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2004.

		Amount of Commitment Expiration Per Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Guarantees	$92.6	$0.5	$0.6	$1.1	$86.8	$—	$3.6
Standby letters of credit(1)	43.9	—	1.2	42.7	—	—	—

Total commitments	$136.5	$0.5	$1.8	$43.8	$86.8	$—	$3.6

(1)	Standby letters of credit are issued under our revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at our option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in April 2006.

     In addition, we had outstanding commitments to fund investments totaling $325.8 million at June 30, 2004, as discussed above.

      Subsequent to June 30, 2004, we made an additional investment commitment of $150 million in the form of a revolving line of credit facility to support Callidus’ middle-market underwriting and syndication activities. This commitment is not included in our outstanding investment commitments as of June 30, 2004.

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

        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2004, portfolio investments recorded at fair value were approximately 87% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At June 30, 2004, the investment totaled $352.8 million at value, or 11.1% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $275.0 million revolving credit facility. The amount we have guaranteed at June 30, 2004, was $86.6 million. This guaranty can only be called in the event of a default by BLX. At June 30, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. We purchase controlling equity stakes in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate.

Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2004, our asset coverage for senior indebtedness was 296%.

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

      At June 30, 2004, we had $1,058.8 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.8%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.3%.

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

      Our ability to invest in private companies may be limited in certain circumstances. If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

      Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

      Until the question raised by the staff of the SEC pertaining to the Federal Reserve’s 1998 change to its margin rules has been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities. As a result, we will not invest in a private company with outstanding debt securities unless at the time of and after giving effect to such investment, at least 70% of our total assets are qualifying assets.

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

      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On June 23, 2004, we were notified by the SEC that they are conducting an informal investigation of us. Based on the documentation requested by the SEC, the nature of the inquiry appears to pertain to matters related to our portfolio company, Business Loan Express, LLC and allegations made by short sellers over the last two years. We have voluntarily agreed to cooperate fully with the SEC’s investigation.

      On June 2, 2004, Ferolie Corporation, a food broker with business and contractual relationships with an entity that is now affiliated with one of our portfolio companies, Advantage Sales & Marketing Inc., filed suit against us, Advantage Sales & Marketing and the affiliated entity in the United States District Court for the District of Columbia alleging that, among other things, we and Advantage Sales & Marketing had tortiously interfered with Ferolie’s contract with the affiliated entity by causing the affiliated entity (i) to breach its obligations to Ferolie regarding Ferolie’s participation in a reorganization transaction involving the affiliated entity and (ii) to induce clients of Ferolie to transfer their business to the affiliated entity. Ferolie seeks actual and punitive damages against us and Advantage Sales & Marketing and declaratory and injunctive relief. On July 15, 2004, the United States District Court for the District of Columbia dismissed the lawsuit for lack of jurisdiction.

      In addition to the above matters, we are party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that these matters will have a material effect upon our financial condition or results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      During the three months ended June 30, 2004, we issued a total of 60,073 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.5 million.

      On May 26, 2004, we issued 123,814 shares of our common stock to stockholders of Legacy Partners Group, LLC in connection with our buyout of Legacy Partners Group, LLC. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

      The following table provides information as of and for the quarter ended June 30, 2004, regarding shares of our common stock that were purchased under our Non-Qualified Deferred

Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)
4/1/2004 to 4/30/2004	1,283	$23.34
5/1/2004 to 5/31/2004	—	—
6/1/2004 to 6/30/2004	—	—
DCP II(2)
4/1/2004 to 4/30/2004	—	—
5/1/2004 to 5/31/2004	—	—
6/1/2004 to 6/30/2004	256,994	$26.76

Total	258,277	$26.74

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third party trustee. The individual performance awards will be deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 12, 2004, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on four matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

William L. Walton	119,841,101	2,212,744
Joan M. Sweeney	119,886,893	2,166,952
Brooks H. Browne	119,621,903	2,431,942
Robert E. Long	119,177,788	2,876,057

The following directors are continuing as directors of the Company for their respective terms — John D. Firestone, Anthony T. Garcia, Ann Torre Grant, Lawrence I. Hebert, John I. Leahy, Alex J. Pollock, Guy T. Steuart II and Laura W. van Roijen.

2.	Ratification of the selection of KPMG LLP to serve as independent public accounts for the year ending December 31, 2004. Votes were cast as follows:

For	Against	Abstain

120,356,641	1,104,735	592,469

3.	Approval of the Company’s Non-Qualified Deferred Compensation Plan II. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes

59,764,849	7,969,450	1,989,868	52,329,678

4.	Approval of an amendment to the Company’s Stock Option Plan. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes

55,088,465	12,594,904	2,040,797	52,329,679

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2. filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)	First Amendment to Credit Agreement, dated as of October 6, 2003.(Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.2(c)*	Third Amendment to Credit Agreement, dated May 28, 2004.
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).

Exhibit
Number	Description

10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17	Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18	Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)*	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004.
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number	Description

10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

On July 23, 2004, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing that we had declared a dividend for the third quarter of 2004.

On July 28, 2004, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 6, 2004	/s/ WILLIAM L. WALTON --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ PENNI F. ROLL --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.2(c)*	Third Amendment to Credit Agreement, dated May 28, 2004.
10.20(b)*	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004.
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith.