Form 10-Q
period 2004-09-30
ALLIED CAPITAL CORP
filed 2004-11-08
CIK 3906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004	Commission File Number: 0-22832

ALLIED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)

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

      On November 4, 2004, there were 132,943,090 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2004	2003

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2004-$1,220,921; 2003-$755,024)	$1,159,078	$900,317
Companies 5% to 25% owned (cost: 2004-$189,940; 2003-$195,600)	179,736	218,305
Companies less than 5% owned (cost: 2004-$762,454; 2003-$955,507)	692,171	784,050

Total private finance (cost: 2004-$2,173,315; 2003-$1,906,131)	2,030,985	1,902,672
Commercial real estate finance (cost: 2004-$947,393; 2003-$694,929)	949,024	681,927

Total portfolio at value (cost: 2004-$3,120,708; 2003-$2,601,060)	2,980,009	2,584,599

Deposits of proceeds from sales of borrowed Treasury securities	270,662	98,527
Accrued interest and dividends receivable	73,551	53,079
Other assets	67,567	69,498
Cash and cash equivalents	46,707	214,167

Total assets	$3,438,496	$3,019,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year of: September 30, 2004-$146,000; December 31, 2003-$221,000)	$840,478	$954,200
Revolving line of credit	327,250	—
Obligations to replenish borrowed Treasury securities	270,662	98,525
Accounts payable and other liabilities	64,366	46,568

Total liabilities	1,502,756	1,099,293

Commitments and contingencies
Preferred stock	—	6,000
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 129,898,090 and 128,117,985 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	13	13
Additional paid-in capital	2,022,979	1,985,652
Common stock held in deferred compensation trust	(9,969)	—
Notes receivable from sale of common stock	(5,592)	(18,632)
Net unrealized appreciation (depreciation) on portfolio	(159,439)	(39,055)
Undistributed (distributions in excess of) earnings	87,748	(13,401)

Total shareholders’ equity	1,935,740	1,914,577

Total liabilities and shareholders’ equity	$3,438,496	$3,019,870

Net asset value per common share	$14.90	$14.94

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)

	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$27,242	$14,533	$59,112	$42,464
Companies 5% to 25% owned	7,582	6,313	19,827	19,286
Companies less than 5% owned	51,004	58,049	154,601	149,803

Total interest and dividends	85,828	78,895	233,540	211,553

Loan prepayment premiums
Companies more than 25% owned	—	33	—	141
Companies 5% to 25% owned	53	60	765	685
Companies less than 5% owned	140	2,430	3,445	4,455

Total loan prepayment premiums	193	2,523	4,210	5,281

Fees and other income
Companies more than 25% owned	7,611	4,382	20,406	14,395
Companies 5% to 25% owned	934	229	1,404	459
Companies less than 5% owned	2,297	2,841	6,568	7,526

Total fees and other income	10,842	7,452	28,378	22,380

Total interest and related portfolio income	96,863	88,870	266,128	239,214

Expenses:
Interest	20,253	20,334	57,349	57,614
Employee	10,817	9,480	28,710	26,859
Individual performance award	3,079	—	9,461	—
Administrative	10,169	5,897	25,072	15,395

Total operating expenses	44,318	35,711	120,592	99,868

Net investment income before income taxes	52,545	53,159	145,536	139,346
Income tax benefit	(200)	(449)	(744)	(1,530)

Net investment income	52,745	53,608	146,280	140,876

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(12,483)	(114)	139,016	1,200
Companies 5% to 25% owned	13,269	(5,895)	48,965	10,793
Companies less than 5% owned	514	(429)	(12,228)	38,448

Total net realized gains (losses)	1,300	(6,438)	175,753	50,441
Net change in unrealized appreciation or depreciation	31,954	(13,426)	(120,384)	(77,760)

Total net gains (losses)	33,254	(19,864)	55,369	(27,319)

Net increase in net assets resulting from operations	$85,999	$33,744	$201,649	$113,557

Basic earnings per common share	$0.67	$0.28	$1.57	$0.99

Diluted earnings per common share	$0.66	$0.28	$1.53	$0.98

Weighted average common shares outstanding — basic	129,304	118,855	128,812	113,985

Weighted average common shares outstanding — diluted	131,192	120,906	131,487	115,228

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2004	2003
(in thousands, except per share amounts)

	(unaudited)
Operations:
Net investment income	$146,280	$140,876
Net realized gains	175,753	50,441
Net change in unrealized appreciation or depreciation	(120,384)	(77,760)

Net increase in net assets resulting from operations	201,649	113,557

Shareholder distributions:
Common stock dividends	(220,832)	(196,159)
Preferred stock dividends	(52)	(155)

Net decrease in net assets resulting from shareholder distributions	(220,884)	(196,314)

Capital share transactions:
Sale of common stock	—	298,249
Issuance of common stock for portfolio investments	3,227	—
Issuance of common stock upon the exercise of stock options	29,673	3,674
Issuance of common stock in lieu of cash distributions	4,399	4,959
Net decrease in notes receivable from sale of common stock	13,040	5,202
Purchase of common stock held in deferred compensation trust	(10,152)	—
Distribution of common stock held in deferred compensation trust	183	—
Other	28	189

Net increase in net assets resulting from capital share transactions	40,398	312,273

Total increase in net assets	21,163	229,516
Net assets at beginning of period	1,914,577	1,546,071

Net assets at end of period	$1,935,740	$1,775,587

Net asset value per common share	$14.90	$14.46

Common shares outstanding at end of period	129,898	122,766

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2004	2003
(in thousands)

	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$201,649	$113,557
Adjustments
Portfolio investments	(1,056,213)	(664,814)
Principal collections related to investment repayments or sales	542,513	501,528
Change in accrued or reinvested interest and dividends	(31,652)	(39,983)
Amortization of discounts and fees	(5,929)	(10,067)
Changes in other assets and liabilities	17,572	4,650
Depreciation and amortization	1,266	1,233
Notes and other securities received as consideration from sale of investments, net of principal repayments	(44,515)	(3,876)
Realized losses	65,828	14,228
Net change in unrealized (appreciation) or depreciation	120,384	77,760

Net cash provided by (used in) operating activities	(189,097)	(5,784)

Cash flows from financing activities:
Sale of common stock	—	298,249
Sale of common stock upon the exercise of stock options	29,673	3,674
Collections of notes receivable from sale of common stock	13,040	5,202
Borrowings under notes payable and debentures	15,212	300,000
Repayments on notes payable and debentures	(129,000)	(140,000)
Net borrowings under (repayments on) revolving line of credit	327,250	(204,250)
Redemption of preferred stock	(7,000)	—
Purchase of common stock held in deferred compensation trust	(10,152)	—
Other financing activities	(901)	(4,669)
Common stock dividends and distributions paid	(216,433)	(194,382)
Preferred stock dividends paid	(52)	(155)

Net cash provided by (used in) financing activities	21,637	63,669

Net increase (decrease) in cash and cash equivalents	(167,460)	57,885
Cash and cash equivalents at beginning of period	214,167	11,186

Cash and cash equivalents at end of period	$46,707	$69,071

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Companies More Than 25% Owned

ACE Products, Inc.	Loan (20.5%, Due 7/09)	$17,164	$50
(Industrial Products)	Common Stock (5,000 shares)	—	—

Acme Paging, L.P.(4)	Loan (6.8%, Due 12/07 – 1/08)	4,631	2,398
(Telecommunications)	Equity Interests	13,274	1,742
	Common Stock (4,656 shares)	27	—

Advantage Sales & Marketing, Inc.	Loan (12.0%, Due 9/09)	59,714	59,714
(Business Services)	Debt Securities (18.5%, Due 12/09)	124,386	124,386
	Common Stock (18,957,011 shares)	73,472	73,472

Alaris Consulting, LLC	Loan (16.5%, Due 12/05 – 12/07)	22,990	4,812
(Business Services)	Equity Interests	5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan (0.2%, Due 12/04 – 12/05)	17,676	4,663
(Healthcare Services)	Debt Securities (29.3%, Due 5/06)	17,311	—
	Common Stock (7,956,704 shares)	1,000	—
	Guaranty ($824)

Avborne, Inc.(6)	Loan (25.0%, Due 8/07)	1,269	1,269
(Business Services)	Preferred Stock (12,500 shares)	14,138	4,212
	Common Stock (27,500 shares)	—	—
	Standby Letter of Credit ($6,978)

Avborne Heavy Maintenance, Inc.(6)	Preferred Stock (1,568 shares)	—	—
(Business Services)	Common Stock (2,750 shares)	—	—

Business Loan Express, LLC	Debt Securities (25.0%, Due 12/08)	43,426	43,426
(Financial Services)	Class A Equity Interests	52,278	52,278
	Class B Equity Interests	66,161	104,676
	Class C Equity Interests	109,340	151,704
	Guaranty ($101,585 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan (12.0%, Due 12/06)	1,335	1,335
(Financial Services)	Debt Securities (18.0%, Due 10/08)	3,877	3,877
	Common Stock (10 shares)	1,871	1,871

Chickasaw Sales & Marketing, Inc.	Preferred Stock (1,000,000 shares)	1,000	—
(Consumer Services)	Common Stock (37,000 shares)	2,812	—

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.
(6) During the third quarter of 2004, Avborne, Inc. transferred certain equity securities in Avborne Heavy Maintenance, Inc. to its lenders in exchange for a reduction in contractual interest on the Company’s loan to Avborne, Inc. Avborne, Inc. and Avborne Heavy Maintenance, Inc. remain affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Fairchild Industrial Products	Loan (8.5%, Due 7/09)	$7,409	$7,409
Company	Debt Securities (12.0%, Due 7/09)	3,938	3,938
(Industrial Products)	Common Stock (1,000 shares)	2,841	72

Financial Pacific Company	Loan (17.4%, Due 2/12 – 8/12)	68,124	68,124
(Financial Services)	Preferred Stock (9,950 shares)	9,950	9,950
	Common Stock (14,735 shares)	14,780	14,780

ForeSite Towers, LLC	Equity Interests	18,640	21,393
(Tower Leasing)

GAC Investments, Inc.	Loan (10.0%, Due 9/10)	11,000	7,527
(Broadcasting & Cable)	Common Stock (99 shares)	43,350	—
	Guaranty ($800)
	Standby Letter of Credit ($200)

Global Communications, LLC	Loan (17.0%, Due 12/03)	2,755	2,755
(Business Services)	Debt Securities (12.9%, Due 9/02 – 9/05)	18,042	18,042
	Preferred Equity Interest	14,067	19,433
	Options	1,639	2,242

Gordian Group, Inc.	Loan (15.0%, Due 6/07 – 3/09)	11,120	11,120
(Business Services)	Common Stock (1,000 shares)	3,742	2,960

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)	700	700
(Business Services)	Preferred Stock (1,451,380 shares)	4,900	1,752
	Common Stock (1,451,380 shares)	4	—

HMT, Inc.	Debt Securities (13.3%, Due 12/08)	9,280	9,280
(Energy Services)	Preferred Stock (554,052 shares)	2,488	2,488
	Common Stock (300,000 shares)	3,000	4,625
	Warrants	1,155	1,781

Housecall Medical Resources, Inc.	Loan (16.7%, Due 11/07 – 11/09)	15,516	15,516
(Healthcare Services)	Common Stock (864,000 shares)	86	36,652

Impact Innovations Group, LLC	Equity Interests in Affiliate (See Note 3)	—	772
(Business Services)

Jakel, Inc.	Loan (15.5%, Due 3/08)	3,873	3,873
(Industrial Products)	Debt Securities (15.5%, Due 3/08)	8,245	8,245
	Preferred Stock (6,460 shares)	6,460	2,871
	Common Stock (158,061 shares)	9,347	—
	Standby Letter of Credit ($1,222)

Legacy Partners Group, LLC	Loan (14.0%, Due 5/09)	4,034	4,034
(Financial Services)	Debt Securities (18.0%, Due 5/09)	2,832	2,832
	Equity Interests	2,286	2,286

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Litterer Beteiligungs-GmbH(4)	Debt Securities (8.0%, Due 3/07)	$1,452	$1,452
(Business Services)	Equity Interest	1,159	245

Mercury Air Centers, Inc.	Loan (13.8%, Due 4/09)	53,508	53,508
(Business Services)	Common Stock (50,000 shares)	30,416	30,416
	Standby Letters of Credit ($1,322)

MVL Group, Inc.	Loan (12.2%, Due 10/07 – 7/09)	16,591	16,591
(Business Services)	Debt Securities (14.4%, Due 7/09)	17,395	17,395
	Common Stock (648,661 shares)	643	6,100

Pennsylvania Avenue Investors, L.P. (5)	Equity Interests	264	264
(Private Equity Fund)

Powell Plant Farms, Inc.	Loan (15.0%, Due 1/05)	23,142	23,142
(Consumer Products)	Debt Securities (20.0%, Due 6/03)	19,224	10,725
	Preferred Stock (1,483 shares)	—	—
	Warrants	—	—

Redox Brands, Inc.	Loan (19.0%, Due 12/07)	3,274	3,274
(Consumer Products)	Debt Securities (16.0%, Due 3/08)	10,562	10,562
	Preferred Stock (2,726,444 shares)	7,903	12,021
	Warrants	584	511
	Guaranty ($125)

Staffing Partners Holding	Debt Securities (15.0%, Due 10/05)	6,084	6,084
Company, Inc.	Preferred Stock (439,600 shares)	4,968	2,863
(Business Services)	Common Stock (69,773 shares)	50	—
	Warrants	10	—

Startec Global Communications	Loan (10.0%, Due 5/07 – 5/09)	16,522	16,522
Corporation	Common Stock (19,180,000 shares)	37,255	11,548
(Telecommunications)

STS Operating, Inc.	Preferred Stock (5,769,424 shares)	6,818	6,818
(Industrial Products)	Common Stock (3,000,000 shares)	3,177	5,700
	Options	—	—

Total companies more than 25% owned		$1,220,921	$1,159,078

Companies 5% to 25% Owned

Air Evac Lifeteam	Debt Securities (12.4%, Due 7/10)	$39,062	$39,062
(Healthcare)	Equity Interests	3,000	3,000

Aspen Pet Products, Inc.	Loans (19.0%, Due 6/08)	18,499	18,499
(Consumer Products)	Preferred Stock (2,655 shares)	2,154	1,249
	Common Stock (1,400 shares)	140	—
	Warrants	—	—

Becker Underwood, Inc.	Loan (14.5%, Due 8/12)	22,886	22,886
(Industrial Products)	Common Stock (4,364 shares)	5,000	5,000

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Border Foods, Inc.	Loan (13.0%, Due 12/10)	$3,000	$3,000
(Consumer Products)	Debt Securities (13.0%, Due 12/10)	9,495	9,495
	Preferred Stock (50,919 shares)	2,000	2,000
	Common Stock (1,810 shares)	45	—
	Warrants	665	—

The Debt Exchange Inc.	Preferred Stock (921,875 shares)	1,250	1,332
(Business Services)

EDM Consulting, LLC	Debt Securities (8.0%, Due 1/05)	1,800	210
(Business Services)	Equity Interests	250	—

GFC Holdings, LLC	Warrants	800	1,075
(Business Services)

Liberty-Pittsburgh Systems, Inc.	Debt Securities (17.0%, Due 4/06)	3,972	1,419
(Business Services)	Common Stock (123,929 shares)	142	—

MasterPlan, Inc.	Loan (12.0%, Due on demand)	959	1,204
(Business Services)	Common Stock (1,350 shares)	42	1,000

MedBridge Healthcare, LLC	Loan (4.0%, Due 8/09 – 8/14)	9,311	9,311
(Healthcare)	Convertible Debenture (2.0%, Due 8/09)	2,737	2,250

MortgageRamp, Inc.	Common Stock (772,000 shares)	3,860	1,320
(Business Services)

Nexcel Synthetics, LLC	Loan (14.5%, Due 6/09)	10,118	10,118
(Consumer Products)	Equity Interests	1,690	827

Packaging Advantage Corporation	Debt Securities (18.5%, Due 4/08)	14,731	14,731
(Business Services)	Common Stock (232,168 shares)	2,386	1,160
	Warrants	963	468

Pres Air Trol LLC	Debt Securities (12.0%, Due 4/10)	6,220	6,220
(Industrial Products)	Equity Interests	1,323	1,323

Progressive International	Loan (16.0%, Due 12/09)	7,182	7,182
Corporation	Preferred Stock (500 shares)	500	729
(Consumer Products)	Common Stock (197 shares)	13	—
	Warrants	—	—

Total Foam, Inc.	Debt Securities (12.0%, Due 6/96 – 1/99)	139	70
(Industrial Products)	Common Stock (164 shares)	10	—

Universal Environmental Services,	Loan (13.5%, Due 2/09)	12,096	12,096
LLC	Equity Interests	1,500	1,500
(Business Services)

Total companies 5% to 25% owned		$189,940	$179,736

Companies Less Than 5% Owned

Alderwoods Group, Inc. (3)	Common Stock (357,568 shares)	$5,006	$3,515
(Consumer Services)

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

American Barbecue & Grill, Inc.	Warrants	$125	$—
(Retail)

Anthony, Inc.	Loan (12.1%, Due 9/11 – 9/12)	14,428	14,428
(Industrial Products)

Apogen Technologies, Inc.	Debt Securities (13.0%, Due 1/10)	4,981	4,981
(Business Services)	Preferred Stock (270,008 shares)	2,700	2,700
	Common Stock (1,256,452 shares)	50	1,896
	Warrants	—	4

Aviation Technologies, Inc.	Loan (17.0%, Due 5/11)	20,837	20,837
(Industrial Products)

Benchmark Medical, Inc.	Debt Securities (14.0%, Due 12/08)	13,618	13,618
(Healthcare Services)	Warrants	18	18

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest	2,463	2,985
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest	873	721
(Private Equity Fund)

CBS Personnel Holdings, Inc.	Loan (15.5%, Due 12/09)	19,900	19,900
(Business Services)

Colibri Holding Corporation	Debt Securities (12.5%, Due 9/08)	3,508	3,508
(Consumer Products)	Preferred Stock (459 shares)	523	736
	Common Stock (3,362 shares)	1,250	609
	Warrants	290	141

Community Education Centers, Inc.	Loan (15.0%, Due 12/10)	22,972	22,972
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)	2,553	2,553
(Industrial Products)	Common Stock (2,000 shares)	200	600

Cooper Natural Resources, Inc.	Debt Securities (15.0%, Due 7/04)	1,500	1,500
(Industrial Products)	Preferred Stock (6,316 shares)	1,427	—
	Warrants	832	—

Coverall North America, Inc.	Loan (20.0%, Due 7/08)	15,918	17,159
(Business Services)	Debt Securities (20.0%, Due 7/08)	8,229	8,871

CTT Holdings	Loan (0%, Due 3/10)	1,125	1,125
(Consumer Products)

DCS Business Services, Inc.	Debt (15.8%, Due 7/10)	21,349	21,349
(Business Services)	Preferred Stock (478,816 shares)	1,239	2,457

Drilltec Patents & Technologies	Loan (10.0%, Due 8/06)	10,918	—
Company, Inc.	Debt Securities (14.5%, Due 8/06)	1,500	—
(Energy Services)

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest	$4,375	$—
(Private Equity Fund)

Elexis Beta GmbH(4)	Options	426	50
(Industrial Products)

E-Talk Corporation	Preferred Stock (133 shares)	10,009	—
(Business Services)	Common Stock (8,656 shares)	—	—

Frozen Specialties, Inc.	Debt Securities (16.0%, Due 5/08)	10,535	10,535
(Consumer Products)	Warrants	435	435

Garden Ridge Corporation (Retail)	Debt Securities (12.9%, Due 12/05 – 12/07)	27,271	16,500
	Preferred Stock (1,130 shares)	1,130	—
	Common Stock (847,800 shares)	613	—

Geotrace Technologies, Inc.	Debt Securities (12.0%, Due 6/09)	16,212	16,212
(Energy Services)	Warrants	2,350	2,350

Ginsey Industries, Inc.	Loans (12.5%, Due 3/06)	4,696	4,696
(Consumer Products)	Convertible Debentures (12.5%, Due 3/06)	500	654
	Warrants	—	1,646

Grant Broadcasting Systems II	Warrants	87	2,400
(Broadcasting & Cable)

Griffith Energy, Inc.	Loan (16.3%, Due 3/11)	16,926	16,926
(Energy Services)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest	4,330	2,693
(Private Equity Fund)

Haven Eldercare of New England, LLC	Loans (9.3%, Due 10/05)	46,666	46,666
(Healthcare Services)

HealthMarket, Inc.	Debt Securities (12.0%, Due 3/08)	10,189	10,189
(Health Insurance)	Warrants	439	500

The Hillman Companies, Inc.(3)	Loan (13.5%, Due 9/11)	42,556	42,556
(Consumer Products)

Homax Holdings, Inc.	Debt (12.0%, Due 8/10)	10,079	10,079
(Consumer Products)	Warrants	927	1,159

Icon International, Inc.	Common Stock (25,707 shares)	76	—
(Business Services)

Interline Brands, Inc.	Preferred Stock (199,313 shares)	1,849	2,987
(Business Services)	Common Stock (15,615 shares)	139	—
	Warrants	1,181	—

International Fiber Corporation	Debt Securities (14.0%, Due 6/12)	20,898	20,898
(Industrial Products)	Preferred Stock (25,000 shares)	2,500	2,500

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Love Funding Corporation	Preferred Stock (26,000 shares)	$359	$442
(Financial Services)

MedAssets, Inc.	Preferred Stock (227,865 shares)	2,049	2,685
(Business Services)	Warrants	136	30

Mercury Air Group, Inc.(3)	Warrants	427	—
(Business Services)

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest	5,850	2,710
(Private Equity Fund)

Midview Associates, L.P.	Warrants	—	—
(Housing)

Mogas Energy, LLC	Debt Securities (9.5%, Due 3/12 – 4/12)	16,153	16,153
(Energy Services)	Warrants	1,774	2,300

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)	2,764	2,764
Inc.(3)	Warrants	575	—
(Education)

Norstan Apparel Shops, Inc. (Retail)	Debt Securities (17.8%, Due 12/07 – 9/08)	12,960	6,298
	Common Stock (29,663 shares)	4,750	—
	Warrants	655	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest	979	723
(Private Equity Fund)

Oahu Waste Services, Inc.	Debt Securities (12.0%, Due 9/08)	8,691	8,691
(Business Services)	Stock Appreciation Rights	239	445

Onyx Television GmbH (4)	Preferred Units	201	—
(Broadcasting & Cable)

Opinion Research Corporation(3)	Loan (13.1%, Due 11/07 – 5/09)	21,449	21,449
(Business Services)	Warrants	996	340

Oriental Trading Company, Inc.	Common Stock (13,820 shares)	10	4,600
(Consumer Products)

Polaris Pool Systems, Inc.	Debt Securities (12.0%, Due 9/07)	11,250	11,250
(Consumer Products)	Warrants	1,145	2,700

RadioVisa Corporation	Loan (15.5%, Due 12/08)	25,482	25,482
(Broadcasting & Cable)

Resun Leasing, Inc.	Loan (15.5%, Due 11/07)	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities (15.0%, Due 11/08)	12,072	12,072
(Retail)	Preferred Stock (54,125 shares)	135	135
	Warrants	619	619

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

SBBUT, LLC	Equity Interests	$85	$85
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)	300	—
(Industrial Products)	Common Stock (2,000 shares)	200	—

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest	1,127	956
(Private Equity Fund)

SunStates Refrigerated Services,	Loans (9.2%, Due 9/97 – 1/05)	4,466	1,500
Inc.	Debt Securities (10.0%, Due 1/03)	2,445	—
(Warehouse Facilities)

Sydran Food Services II, L.P.	Debt Securities (25.0%, Due 12/08)	14,318	50
(Retail)	Equity Interests	3,747	—
	Warrants	162	—

United Site Services, Inc.	Loan (16.0%, Due 12/10)	26,919	26,919
(Business Services)

Universal Tax Systems, Inc.	Loan (14.5%, Due 7/11)	18,410	18,410
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest	3,375	3,376
(Private Equity Fund)

U.S. Security Holdings, Inc.	Warrants	826	2,000
(Business Services)

Venturehouse-Cibernet Investors, LLC	Equity Interest	34	34
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest	598	3
(Private Equity Fund)

VICORP Restaurants, Inc.	Warrants	33	25
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest	1,330	357
(Private Equity Fund)

Wear Me Apparel Corporation	Debt Securities (15.0%, Due 12/10)	48,729	48,729
(Consumer Products)	Warrants	1,219	2,300

Weston Solutions, Inc.	Loan (17.3%, Due 6/10)	7,319	7,319
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities (20.0%, Due 6/07)	18,566	17,468
(Retail)	Warrants	735	—

Wilton Industries, Inc.	Loan (19.3%, Due 6/08)	7,200	7,200
(Consumer Products)

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2004

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Cost	Value

Woodstream Corporation	Loan (14.0%, Due 11/10)	$255	$255
(Consumer Products)	Debt Securities (14.0%, Due 11/10)	16,826	16,826
	Common Stock (180 shares)	1,800	2,450
	Warrants	587	800

Other companies	Other investments	1,397	1,407
	Guaranty ($304)

Total companies less than 5% owned		$762,454	$692,171

Total private finance (119 portfolio companies)		$2,173,315	$2,030,985

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

			September 30, 2004

	Stated		(unaudited)
	Interest	Face	Cost	Value

Commercial Real Estate Finance
(in thousands)
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$53,100	$35,390	$28,721
Morgan Stanley Capital I, Series 1999-RM1	6.4%	28,168	9,865	9,878
COMM 1999-1	5.7%	56,477	28,009	26,588
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	35,737	21,217	17,463
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	43,131	13,966	14,141
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,643	4,900	7,081
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,603	1,636	1,765
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,950	5,360	7,761
FUNB CMT, Series 1999-C4	6.5%	21,125	7,947	7,078
Heller Financial, HFCMC Series 2000 PH-1	6.6%	23,665	9,192	8,652
SBMS VII, Inc., Series 2000-NL1	7.2%	8,289	4,607	3,589
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	26,708	11,223	10,092
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	14,987	3,949	2,837
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	16,665	3,520	3,520
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	23,502	9,487	10,504
JP Morgan-CIBC-Deutsche 2001	5.8%	25,398	7,252	6,320
Lehman Brothers-UBS Warburg 2001-C2	6.4%	23,426	6,777	9,244
SBMS VII, Inc., Series 2001-C1	6.1%	19,612	3,459	1,991
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	21,799	7,067	7,088
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	22,292	6,898	6,970
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	25,050	6,069	6,083
SBMS VII, Inc., Series 2001-C2	6.2%	23,217	7,118	7,186
FUNB CMT, Series 2002-C1	6.0%	21,987	9,059	8,569
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	40,325	17,541	20,466
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	27,926	10,968	11,635
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	38,047	13,384	14,324
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	15,919	3,770	4,021
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	37,896	12,406	12,869
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	26,189	9,264	9,441
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2003-ML1	4.9%	2,947	2,324	2,558
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	56,680	28,597	30,499
COMM 2003-LNB1	4.4%	24,324	5,757	5,808
Wachovia Bank Commercial Mortgage Trust, Series 2003-C5	4.3%	48,202	17,815	18,301
GE Commercial Mortgage Corporation, Series 2003-C1	5.1%	9,389	7,599	8,523
GMAC Commercial Mortgage Securities, Inc., Series 2003-C2	5.5%	56,441	25,413	27,793
GMAC Commercial Mortgage Securities, Inc., Series 2003-C3	5.3%	6,535	5,481	6,053
LB-UBS Commercial Mortgage Trust 2003-C8	5.4%	12,999	10,460	11,471
Wachovia Bank Commercial Mortgage Trust, Series 2003-C9	5.3%	46,793	22,736	23,863
COMM 2004-LNB2	5.0%	4,770	3,502	3,670
GE Commercial Mortgage Corporation, Series 2004-C1	5.0%	48,049	21,963	22,829
LB-UBS Commercial Mortgage Trust 2004-C1	4.9%	35,400	14,886	15,466
MezzCapp Commercial Mortgage Trust, Series 2004-C1	10.0%	1,990	819	819
Wachovia Bank Commercial Mortgage Trust, Series 2004-C10	5.0%	7,110	5,335	5,677
COMM 2004-LNB3	5.3%	46,785	25,347	26,398
GE Commercial Mortgage Corporation, Series 2004-C2	5.3%	14,287	12,286	12,696
GMAC Commercial Mortgage Securities, Inc. Series 2004-C1	5.3%	40,671	25,533	26,005
GS Mortgage Securities Corporation II, Series 2004-C1	4.6%	39,613	24,482	24,909
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2004-LN2	5.3%	46,630	22,039	22,163
LB-UBS Commercial Mortgage Trust 2004-C6	5.2%	6,597	5,234	5,257
Wachovia Bank Commercial Mortgage Trust, Series 2004-C14	5.3%	38,400	17,687	17,824

Total commercial mortgage-backed securities (50 issuances)		$1,366,445	$596,595	$604,459

The accompanying notes are an integral part of these consolidated financial statements.

	September 30, 2004

	(unaudited)
	Cost	Value

Commercial Real Estate Finance
(in thousands, except number of loans)
Collateralized Debt Obligations
Crest 2001-1, Ltd.(4)	$22,253	$22,253
Crest 2002-1, Ltd.(4)	24,410	24,410
Crest 2002-IG, Ltd.(4)	4,251	4,251
Crest Clarendon Street 2002-1, Ltd.(4)	981	981
Crest 2003-1, Ltd.(4)	93,201	93,201
Crest 2003-2, Ltd.(4)	26,998	26,998
TIAA Real Estate CDO 2003-1, Ltd.(4)	1,883	1,959
Crest Exeter Street Solar 2004-1, Ltd.(4)	3,789	3,792

Total collateralized debt obligations (8 issuances)	$177,766	$177,845

	Interest	Number of
	Rate Ranges	Loans

Commercial Mortgage Loans
	Up to 6.99%	14	$27,512	$25,995
	7.00%–8.99%	37	75,595	75,495
	9.00%–10.99%	7	26,900	26,539
	11.00%–12.99%	5	9,745	8,799
	13.00%–14.99%	2	4,149	2,585
	15.00% and above	1	3,750	3,750

Total commercial mortgage loans		66	$147,651	$143,163

Real Estate Owned			16,075	14,637

Equity Interests (Guarantees — $2,731)			9,306	8,920

Total commercial real estate finance			$947,393	$949,024

Total portfolio			$3,120,708	$2,980,009

(1) Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3) Public company.
(4) Non-U.S. company or principal place of business outside the U.S.
(5) Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three and nine
months ended September 30, 2004 and 2003, is unaudited)

Note 1. Organization

      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary that has also elected to be regulated as a BDC, Allied Investment Corporation (“Allied Investment”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries which are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that together with its subsidiaries provides diligence and structuring services on private finance and commercial real estate finance transactions, as well as structuring, transaction, management, and advisory services to the Company, its portfolio companies and other third parties.

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and changes in net assets and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

      The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person of the Company under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. Loans in workout status classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

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

Stock Compensation Plans

      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$85,999	$33,744	$201,649	$113,557
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,226)	(2,043)	(13,822)	(10,121)

Pro forma net increase in net assets resulting from operations	82,773	31,701	187,827	103,436
Less preferred stock dividends	—	(45)	(52)	(155)

Pro forma net income available to common shareholders	$82,773	$31,656	$187,775	$103,281

Basic earnings per common share:
As reported	$0.67	$0.28	$1.57	$0.99
Pro forma	$0.64	$0.27	$1.46	$0.91
Diluted earnings per common share:
As reported	$0.66	$0.28	$1.53	$0.98
Pro forma	$0.63	$0.26	$1.43	$0.90

      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

were used to calculate the fair value of options granted during the three and nine months ended September 30, 2004 and 2003:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004(1)	2003	2004	2003

Risk-free interest rate	—	3.2%	2.9%	2.7%
Expected life	—	5.0	5.0	5.0
Expected volatility	—	38.1%	37.0%	38.8%
Dividend yield	—	8.9%	8.8%	8.9%
Weighted average fair value per option	—	$3.67	$4.19	$3.35

(1)	There were no stock options granted during the three months ended September 30, 2004.

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

      The consolidated financial statements include portfolio investments at value of $3.0 billion and $2.6 billion at September 30, 2004, and December 31, 2003, respectively. At September 30, 2004, and December 31, 2003, 87% and 85%, respectively, of the Company’s total assets represented investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

      At September 30, 2004, and December 31, 2003, the private finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities	$1,533,953	$1,401,088	15.2%	$1,406,052	$1,214,886	15.0%
Equity interests	639,362	629,897		500,079	687,786

Total	$2,173,315	$2,030,985		$1,906,131	$1,902,672

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. At September 30, 2004, and December 31, 2003, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

     Private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. Private finance investments are generally issued by private companies and are generally illiquid and subject to restrictions on resale or transferability. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At September 30, 2004, and December 31, 2003, approximately 99% and 97% respectively, of the Company’s loans and debt securities had fixed interest rates.

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

      The Company’s most significant investments at September 30, 2004, were in Business Loan Express, LLC and Advantage Sales & Marketing, Inc. The Company’s most significant investments at December 31, 2003, were in Business Loan Express, LLC and The Hillman Companies, Inc. The Hillman Companies, Inc. was sold on March 31, 2004, as discussed below.

      At September 30, 2004, and December 31, 2003, the Company had an investment at value totaling $352.1 million and $342.2 million, respectively, in Business Loan Express, LLC (“BLX”), a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At September 30, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The Company has provided BLX a $20 million revolving credit facility for working capital that matures on June 30, 2005. At June 30, 2004, BLX had outstanding borrowings of $10 million on the facility. This $10 million was repaid by BLX during the third quarter, and there were no amounts outstanding under this facility at September 30, 2004.

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

      BLX paid dividends to the Company in cash or in kind on the Class A interests totaling $3.2 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively, and $9.4 million and $7.4 million for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, total dividends on the Class A interests included paid in kind dividends of $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 2004 and 2003, total dividends on the Class A interests included paid in kind dividends of $4.5 million and $3.6 million, respectively. The guaranteed dividend yield on these equity interests is included in interest income. In addition, BLX paid dividends to the Company on the Class B interests totaling $3.5 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $8.3 and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively. These dividends were paid to the Company in kind through the issuance of additional Class B equity interests. The Class B dividends are included in dividend income. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2004, included a net decrease in unrealized appreciation of $6.2 million on our investment in BLX.

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

      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At September 30, 2004, and December 31, 2003, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year unsecured $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at September 30, 2004, was $101.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at September 30, 2004. At September 30, 2004, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.6 million and $1.0 million for the three months ended September 30, 2004 and 2003, and $4.4 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively.

      Total interest and related portfolio income earned for the Company’s investment in BLX for the three months ended September 30, 2004 and 2003, was $12.2 million and $10.1 million, respectively, which includes interest and dividend income of $9.4 million and $6.5 million, respectively, and fees and other income of $2.8 million and $3.6 million, respectively. Total interest and related portfolio income earned for the Company’s investment in BLX for the nine months ended September 30, 2004 and 2003, was $35.1 million and $32.8 million, respectively, which includes interest and dividend income of $25.4 million and $19.5 million, respectively, loan prepayment premiums of $0 and $0.1 million, and fees and other income of $9.7 million and $13.2 million, respectively.

      The Company completed the purchase of a majority ownership position in the business of Advantage Sales & Marketing, Inc. (“Advantage”) on June 30, 2004. At September 30, 2004, the Company’s investment totaled $257.6 million at cost and value. At the closing of the transaction, the Company invested $90.2 million in loans and subordinated debt and $73.5 million in common stock. In addition, prior to completing the purchase, the Company had invested $93.7 million in subordinated debt in certain predecessor companies of Advantage, of which $45.5 million was invested during the second quarter of 2004. This existing debt was exchanged for new subordinated debt in Advantage as part of the transaction. At closing, the Company’s investment in Advantage totaled $257.2 million at cost. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the country and is headquartered in Irvine, CA.

      Total interest and related portfolio income earned for the Company’s investment in Advantage for the three months ended September 30, 2004, was $7.4 million, which includes interest income of $5.9 million and fees and other income of $1.5 million. Total interest and related portfolio income earned for the Company’s investment in Advantage for the nine months ended September 30, 2004, (since and including June 30, 2004), was $10.4 million, which includes interest income of $6.0 million and fees and other income of $4.4 million.

      At December 31, 2003, the Company had an investment in The Hillman Companies, Inc. (“Hillman”) totaling $234.5 million at value. On March 31, 2004, the Company sold Hillman for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

$44.6 million in outstanding mezzanine debt. Total consideration to the Company from the sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. For the nine months ended September 30, 2004, the Company realized a gain of $150.2 million on the transaction, including a gain of $1.2 million realized during the second quarter of 2004, resulting from post-closing adjustments, which provided additional cash consideration to the Company in the same amount. The sale of Hillman is subject to certain other post-closing adjustments. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced the Company’s investment, and no gain or loss resulted from the transaction.

      Total interest and related portfolio income earned for the Company’s investment in Hillman for the three months ended September 30, 2003, was $2.4 million, which included interest income of $2.0 million and fees and other income of $0.4 million. Total interest and related portfolio income earned for the Company’s control investment in Hillman for the nine months ended September 30, 2004 and 2003, was $2.5 million and $7.2 million, respectively, which included interest income of $2.1 million and $5.9 million, respectively, and fees and other income of $0.4 million and $1.3 million, respectively.

      Other activities (at cost) in portfolio companies more than 25% owned during the nine months ended September 30, 2004, included:

•	a $92.9 million debt and equity investment, including closing costs, to purchase a majority ownership position in Financial Pacific Company;

•	an $83.9 million debt and equity investment, including closing costs, to purchase a majority ownership position in Mercury Air Centers, Inc.;

•	a $6.6 million debt and equity investment, including closing costs, to purchase Legacy Partners Group, LLC and an additional debt investment of $2.5 million for working capital;

•	an equity investment of $7.5 million and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC (this investment was repaid during the third quarter of 2004);

•	GAC Investments, Inc.’s (“GACI”) acquisition of certain of the assets of Galaxy American Communications, LLC (“Galaxy”) out of bankruptcy during the third quarter of 2004. The Company exchanged its investment in Galaxy for debt and equity in GACI to facilitate the asset acquisition. The company is doing business as Longview Cable & Data. The Company’s investment in GACI was $54.4 million at cost at September 30, 2004, which included additional equity investments of $3.7 million during the nine months ended September 30, 2004;

•	an exchange of existing debt securities, along with accrued and unpaid interest thereon, with a total cost basis of $49.8 million for $12.5 million of new debt and a 68.5% common stock interest in Startec Global Communications Corporation (“Startec”) upon its emergence from bankruptcy in May 2004. The Company also provided a $4.0 million term loan to Startec to make an acquisition and for working capital;

•	a new equity investment of $0.8 million and an exchange of existing debt securities, along with accrued and unpaid interest thereon, with a total cost basis of $13.4 million for new debt of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

$11.3 million with the remaining cost basis attributed to equity, in Fairchild Industrial Products Company (“Fairchild”) upon its emergence from bankruptcy in July 2004. The Company now owns 100% of the common stock of Fairchild;

•	the repayment in kind of $10.0 million of existing subordinated debt in American Healthcare Services, Inc. with debt in MedBridge Healthcare, LLC; and

•	the sale of The Color Factory, Inc. during the third quarter of 2004, resulting in a realized loss of $24.5 million.

      At September 30, 2004, and December 31, 2003, loans and debt securities at value not accruing interest were as follows:

	2004	2003
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$25,363	$31,873
Companies 5% to 25% owned	1,698	2,777
Companies less than 5% owned	24,348	28,027
Loans and debt securities not in workout status
Companies more than 25% owned	22,015	31,897
Companies less than 5% owned	17,468	16,532

Total	$90,892	$111,106

      The industry and geographic compositions of the private finance portfolio at value at September 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Industry
Business services	35%	22%
Financial services	23	19
Consumer products	14	30
Healthcare services	8	8
Industrial products	7	6
Energy services	3	4
Retail	3	4
Telecommunications	2	2
Broadcasting and cable	2	2
Other	3	3

Total	100%	100%

Geographic Region
Mid-Atlantic	36%	40%
West	34	16
Midwest	16	26
Southeast	10	13
Northeast	4	4
International	—	1

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Real Estate Finance

      At September 30, 2004, and December 31, 2003, the commercial real estate finance portfolio consisted of the following:

	2004			2003

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$596,595	$604,459	12.4%	$399,106	$393,979	14.1%
CDO bonds and preferred shares	177,766	177,845	17.4%	186,824	186,557	16.7%
Loans	147,651	143,163	8.1%	87,427	83,639	8.6%
Real estate owned	16,075	14,637		15,931	12,856
Equity interests	9,306	8,920		5,641	4,896

Total	$947,393	$949,024		$694,929	$681,927

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     CMBS Bonds. At September 30, 2004, and December 31, 2003, CMBS bonds consisted of the following:

	2004	2003
($ in thousands)
Face	$1,366,445	$1,016,533
Original issue discount	(769,850)	(617,427)

Cost	$596,595	$399,106

Value	$604,459	$393,979

      The underlying rating classes of the CMBS bonds at cost and value at September 30, 2004, and December 31, 2003, were as follows:

	2004			2003

			Percentage of			Percentage of
	Cost	Value	Total Value	Cost	Value	Total Value
($ in thousands)
BBB-	$25,828	$26,138	4.3%	$—	$—	—%
BB+	87,558	94,836	15.7	49,477	51,157	13.0
BB	58,156	62,455	10.3	22,031	23,008	5.9
BB-	38,158	41,476	6.9	13,538	14,266	3.6
B+	65,537	70,257	11.6	54,464	54,246	13.8
B	59,604	60,438	10.0	38,416	38,362	9.7
B-	95,010	93,786	15.5	84,986	83,859	21.3
CCC+	24,123	20,103	3.3	15,935	15,494	3.9
CCC	22,640	17,994	3.0	13,323	11,413	2.9
CCC-	—	—	—	3,133	2,410	0.6
CC	1,231	791	0.2	—	—	—
Unrated	118,750	116,185	19.2	103,803	99,764	25.3

Total	$596,595	$604,459	100.0%	$399,106	$393,979	100.0%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

      The BBB- rated and non-investment grade and unrated tranches of the CMBS bonds in which the Company invests are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche will bear this loss first. At September 30, 2004, the face value of the CMBS bonds held by the Company were subordinate to 79% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invests are junior in priority for payment of interest and principal, the Company invests in these CMBS bonds at a discount from the face amount of the bonds.

      At September 30, 2004, and December 31, 2003, the Company held CMBS bonds in 50 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS issuances consisted of the following at September 30, 2004, and December 31, 2003:

	2004		2003
($ in millions)
Approximate number of loans and REO properties(1)	6,700		5,600
Total outstanding principal balance	$49,559		$38,437
Loans over 30 days delinquent or classified as REO properties(2)	1.3%	(3)	1.5%	(3)

(1)	Includes approximately 36 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at September 30, 2004, and December 31, 2003, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At September 30, 2004, and December 31, 2003, the Company’s investments included bonds in the first loss, unrated bond class in 42 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.6% and 1.7% of the total outstanding principal balance at September 30, 2004, and December 31, 2003, respectively.

     The property types and the geographic composition of the underlying mortgage loans and REO properties in the underlying collateral pools for all CMBS issuances calculated using the outstanding principal balance at September 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Retail	35%	35%
Office	27	24
Housing	23	25
Industrial	5	5
Hospitality	4	5
Other	6	6

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

	2004	2003

Geographic Region
West	29%	31%
Mid-Atlantic	28	27
Midwest	21	21
Southeast	17	17
Northeast	5	4

Total	100%	100%

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

      At September 30, 2004, and December 31, 2003, the unamortized discount related to the CMBS bond portfolio was $769.9 million and $617.4 million, respectively, and the Company had set aside $377.8 million and $295.8 million, respectively, of this unamortized discount to absorb potential future losses. The yields on the CMBS bonds of 12.4% and 14.1%, respectively, assume that this amount that has been set aside will not be amortized.

      At September 30, 2004, and December 31, 2003, the Company had cumulatively reduced the face amount and the original issue discount on the CMBS bonds for specifically identified losses of $57.6 million and $52.6 million, respectively, which had the effect of also reducing the amount of unamortized discount set aside to absorb potential future losses since those losses have now been recognized. The reduction of the face amount and the original issue discount on the CMBS bonds to reflect specifically identified losses did not result in a change in the cost basis of the CMBS bonds at the time that the face amount and original issue discount were reduced.

      At September 30, 2004, and December 31, 2003, CMBS bonds with a value of $85 thousand and $0.2 million, respectively, were not accruing interest.

      Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). At September 30, 2004, the Company owned BB rated bonds in two CDOs totaling $2.9 million at value and preferred shares in eight CDOs totaling $174.9 million at value. At December 31, 2003, the Company owned BBB rated bonds in one CDO totaling $16.0 million at value, BB rated bonds in one CDO totaling $0.9 million at value and preferred shares in seven CDOs totaling $169.7 million at value.

      The bonds and the preferred shares of the CDOs in which the Company has invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. Cash flow from the underlying collateral generally is allocated first to the senior bond tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

remaining cash flow is generally distributed to the preferred shareholders. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At September 30, 2004, the Company’s bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at September 30, 2004, and December 31, 2003, were certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by the Company.

      At September 30, 2004, and December 31, 2003, the underlying collateral for the Company’s investments in the outstanding CDO issuances had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,392.3	$1,338.0
Investment grade CMBS bonds(2)	807.4	662.3
Non-investment grade CMBS bonds(3)	1,183.3	1,133.7
Other collateral	118.7	32.4

Total collateral	$3,501.7	$3,166.4

(1)	Issued by 42 and 44 REITs, respectively, for the periods presented.

(2)	Issued in 97 and 78 issuances, respectively, for the periods presented.

(3)	Issued in 76 and 68 issuances, respectively, for the periods presented.

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

      As of September 30, 2004 and 2003, the Company acted as the disposition consultant with respect to five and four, respectively, of the CDOs, which allows the Company to approve disposition plans for individual collateral securities. For these services, the Company collects annual fees based on the outstanding collateral pool balance, and for the nine months ended September 30, 2004 and 2003, these fees totaled $1.3 million and $0.9 million, respectively.

      Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2004, approximately 96% and 4% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2003, approximately 92% and 8% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2004, and December 31, 2003, loans with a value of $18.6 million and $6.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at September 30, 2004, and December 31, 2003, were as follows:

	2004	2003

Property Type
Retail	48%	21%
Hospitality	34	41
Office	13	22
Housing	2	4
Healthcare	—	7
Other	3	5

Total	100%	100%

Geographic Region
Southeast	39%	34%
Midwest	30	30
Mid-Atlantic	15	9
West	12	20
Northeast	4	7

Total	100%	100%

Note 4. Debt

      At September 30, 2004, and December 31, 2003, the Company had the following debt:

	2004				2003

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$757,278	$757,278	7.1%		$854,000	$854,000	7.2%
SBA debentures	84,800	77,500	8.2%		101,800	94,500	8.1%
OPIC loan	5,700	5,700	6.6%		5,700	5,700	6.6%

Total notes payable and debentures	847,778	840,478	7.2%		961,500	954,200	7.3%
Revolving line of credit	552,500	327,250	3.9	%(2)	532,500	—	—	(2)

Total debt	$1,400,278	$1,167,728	6.3	%(2)	$1,494,000	$954,200	7.5	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The current interest rate payable on the revolving line of credit was 3.2% at September 30, 2004, which excluded the annual cost of commitment fees and other facility fees of $2.2 million. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date. There were no amounts drawn on the revolving line of credit at December 31, 2003, and the annual cost of commitment fees and other facility fees was $2.7 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable and Debentures

      Unsecured Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At September 30, 2004, the notes had remaining maturities of one month to six years. During the second quarter of 2004, the Company repaid $112.0 million of these notes that matured on May 1, 2004. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.

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

      SBA Debentures. At September 30, 2004, and December 31, 2003, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 7.6%. During the first and third quarters of 2004, the Company repaid $7.0 million and $10.0 million of the SBA debentures, respectively. At September 30, 2004, the debentures had remaining maturities of one to eight years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. At September 30, 2004, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at September 30, 2004, were as follows:

Year	Amount Maturing

($ in thousands)
2004	$102,000
2005	169,000
2006	180,700
2007	—
2008	153,000
Thereafter	235,778

Total	$840,478

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

(i) the one-month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees was $2.2 million and $2.7 million at September 30, 2004, and December 31, 2003, respectively. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      The average debt outstanding on the revolving line of credit was $77.9 million and $55.4 million for the nine months ended September 30, 2004 and 2003, respectively, and $41.5 million for the year ended December 31, 2003. The maximum amount borrowed under this facility and the weighted average stated interest rate for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003, were $353.0 million and 2.2%, $208.8 million and 2.6%, and $208.8 million and 2.0%, respectively. As of September 30, 2004, the amount available under the revolving line of credit was $180.0 million, net of amounts committed for standby letters of credit of $45.3 million issued under the credit facility.

Covenant Compliance

      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2004, the Company was in compliance with these covenants.

Note 5. Guarantees and Other Commitments

      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of September 30, 2004, and December 31, 2003, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $107.4 million and $83.4 million, respectively, and had extended standby letters of credit aggregating $45.3 million and $45.5 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of future payments was $152.7 million and $128.9 million at September 30, 2004, and December 31, 2003, respectively. At September 30, 2004, $0.3 million had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit. At December 31, 2003, no amounts had been recorded as a liability for the Company’s guarantees or standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Other Commitments, continued

      As of September 30, 2004, the guarantees and standby letters of credit expire as follows:

							After
	Total	2004	2005	2006	2007	2008	2008
(in millions)
Guarantees	$107.4	$0.3	$0.6	$1.1	$101.8	$—	$3.6
Standby letters of credit(1)	45.3	—	1.2	44.1	—	—	—

Total	$152.7	$0.3	$1.8	$45.2	$101.8	$—	$3.6

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at the Company’s option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2006.

     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.

      At September 30, 2004, the Company had outstanding commitments to fund investments totaling $399.4 million.

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

Note 7. Shareholders’ Equity

      Sales of common stock for the nine months ended September 30, 2004 and 2003, were as follows:

	For the Nine Months
	Ended September 30,

	2004	2003

(in thousands)
Number of common shares	—	13,670
Gross proceeds	$—	$312,845
Less costs, including underwriting fees	—	(14,596)

Net proceeds	$—	$298,249

      In addition, the Company issued 123,814 shares of common stock with a value of $3.2 million to acquire one portfolio investment during the nine months ended September 30, 2004.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Shareholders’ Equity, continued

      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the nine months ended September 30, 2004 and 2003, the Company issued new shares in order to satisfy dividend reinvestment requests.

      Dividend reinvestment plan activity for the nine months ended September 30, 2004 and 2003, was as follows:

	For the Nine Months
	Ended September 30,

	2004	2003
(in thousands, except per share amounts)
Shares issued	167	219
Average price per share	$26.34	$22.62

Note 8. Earnings Per Common Share

      Earnings per common share for the three and nine months ended September 30, 2004 and 2003, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$85,999	$33,744	$201,649	$113,557
Less preferred stock dividends	—	(45)	(52)	(155)

Income available to common shareholders	$85,999	$33,699	$201,597	$113,402

Weighted average common shares outstanding — basic	129,304	118,855	128,812	113,985
Dilutive options outstanding to officers	1,888	2,051	2,675	1,243

Weighted average common shares outstanding — diluted	131,192	120,906	131,487	115,228

Basic earnings per common share	$0.67	$0.28	$1.57	$0.99

Diluted earnings per common share	$0.66	$0.28	$1.53	$0.98

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

      All amounts deposited and then credited to a participant’s account in the trust, based on the amount of the IPA received by such participant, are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the DCP II are immediately vested and non-forfeitable once deposited by the Company into the trust. A participant’s account shall generally become distributable only after his or her termination of employment, or in the event of a change of control of the Company. Upon the participant’s termination of employment, one-third of the participant’s account will be immediately distributed, one-half of the then current remaining balance will be distributed on the first anniversary of his or her employment termination date and the remainder of the account balance will be distributed on the second anniversary of the employment termination date. Distributions are subject to the participant’s adherence to certain non-solicitation requirements. All DCP II accounts will be distributed in a single lump sum in the event of a change of control of the Company. To the extent that a participant has an employment agreement, such participant’s DCP II account will be fully distributed in the event that such participant’s employment is terminated for good reason as defined under that participant’s employment agreement. The DCP II Administrator may also determine other distributable events and the timing of such distributions. Sixty days following a distributable event, the Company and each participant may, at the discretion of the Company, and subject to the Company’s trading window during that time, redirect the participant’s account to other investment options.

      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock purchased in the open market.

      For the three and nine months ended September 30, 2004, the Company recorded $3.2 million and $10.2 million, respectively in IPA expense. These amounts were contributed into the DCP II trust and have or will be invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock are not recognized in the common stock held in deferred compensation trust. However, the obligation is adjusted with a corresponding charge or credit to compensation expense. The effect of this adjustment for the three and nine months ended September 30, 2004, was to reduce the individual performance award expense by $0.1 million and $0.7 million, respectively. This resulted in a total IPA expense of $3.1 million and $9.5 million for the three and nine months ended September 30, 2004, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Stock Option Plan

      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted vest ratably over a three- or five-year period.

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

      On May 12, 2004, the Company’s shareholders amended the Option Plan to increase the authorized number of shares under the plan to 32.2 million. At December 31, 2003, there were 26.0 million shares authorized under the Option Plan. At September 30, 2004, and December 31, 2003, the number of shares available to be granted under the Option Plan was 8.1 million and 8.8 million, respectively. For the nine months ended September 30, 2004, 7.9 million shares were granted to employees under the Option Plan at an average exercise price of $28.47 per share.

      Options were outstanding for 20.4 million and 14.9 million shares with a weighted average exercise price of $23.53 and $20.68 per share at September 30, 2004, and December 31, 2003, respectively.

Note 11. Dividends and Distributions

      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for the first, second and third quarters of 2004 and 2003. These dividends totaled $220.8 million and $196.2 million for the nine months ended September 30, 2004 and 2003, respectively. The Company declared an extra cash dividend of $0.03 per share during 2002 and this was paid to shareholders on January 9, 2003.

      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the fourth quarter of 2004.

Note 12. Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 2004 and 2003, the Company paid interest of $46.8 million and $42.3 million, respectively. For the nine months ended September 30, 2004, the Company’s non-cash financing activities totaled $4.4 million related to the issuance of common stock in lieu of cash distributions, and $3.2 million related to the issuance of common stock as consideration to acquire Legacy Partners Group, LLC. For the nine months ended September 30, 2003, the Company’s non-cash financing activities totaled $5.0 million related to the issuance of common stock in lieu of cash distributions.

      Non-cash operating activities for the nine months ended September 30, 2004, include notes or other securities received as consideration from the sale of investments of $53.9 million. The notes received for the nine months ended September 30, 2004, include a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced its investment, and no gain or loss resulted from the transaction. Non-cash

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Supplemental Disclosure of Cash Flow Information, continued

operating activities for the nine months ended September 30, 2004, also included an exchange of $48.3 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage; an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation; an exchange of existing debt securities with a cost basis of $13.1 million for new debt of $11.3 million with the remaining cost basis attributed to equity in Fairchild Industrial Products Company; the repayment in kind of $10.0 million of existing subordinated debt in American Healthcare Services, Inc. with debt in MedBridge Healthcare, LLC; and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC. In addition, GACI acquired certain assets of Galaxy out of bankruptcy during the third quarter of 2004. The Company exchanged its $50.7 million debt investment in Galaxy for debt and equity in GACI to facilitate the asset acquisition. See Note 3 for related disclosures.

      Non-cash operating activities for the nine months ended September 30, 2003, included transfers of commercial mortgage loans and real estate owned in the repayment of the Company’s residual interest related to the Company’s 1998 asset securitization totaling $69.3 million, real estate owned received in connection with foreclosure on commercial mortgage loans of $9.1 million, receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.1 million and receipt of a note as consideration from the sale of real estate owned of $2.1 million.

Note 13. Hedging Activities

      The Company invests in CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS bonds and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Hedging Activities, continued

at value, including accrued interest payable on the obligations, as of September 30, 2004, and December 31, 2003, consisted of the following:

($ in thousands)
Description of Issue	2004	2003

5-year Treasury securities, due November 2007	$7,211	$7,185
5-year Treasury securities, due February 2008	—	5,977
5-year Treasury securities, due March 2009	11,018	—
5-year Treasury securities, due April 2009	2,219	—
5-year Treasury securities, due May 2009	5,674	—
5-year Treasury securities, due June 2009	6,845	—
5-year Treasury securities, due September 2009	18,205	—
10-year Treasury securities, due November 2012	9,627	9,357
10-year Treasury securities, due February 2013	22,605	32,226
10-year Treasury securities, due May 2013	5,425	5,281
10-year Treasury securities, due August 2013	21,449	23,666
10-year Treasury securities, due November 2013	35,230	14,833
10-year Treasury securities, due February 2014	38,735	—
10-year Treasury securities, due May 2014	40,174	—
10-year Treasury securities, due August 2014	46,245	—

Total	$270,662	$98,525

      As of September 30, 2004, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $2.3 million. As of December 31, 2003, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.6 million.

      The net proceeds related to the sales of the borrowed Treasury securities were $267.5 million and $98.5 million at September 30, 2004, and December 31, 2003, respectively. Under the terms of the transactions, the Company had provided additional cash collateral of $3.2 million and $18 thousand at September 30, 2004, and December 31, 2003, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.

      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of September 30, 2004, the repurchase agreements were due on October 6, 2004, and had a weighted average interest rate of 1.2%. The weighted average interest rate on the repurchase agreements as of December 31, 2003, was 0.3%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Financial Highlights

	At and for the
	Nine Months Ended		At and for the
	September 30,		Year Ended
			December 31,
	2004(1)	2003	2003

Per Common Share Data(2)
Net asset value, beginning of period	$14.94	$14.22	$14.22

Net investment income	1.11	1.22	1.65
Net realized gains(3)	1.34	0.44	0.63
Net change in unrealized appreciation or depreciation (3)	(0.92)	(0.68)	(0.66)

Net increase in net assets resulting from operations	1.53	0.98	1.62

Net decrease in net assets from shareholder distributions	(1.71)	(1.71)	(2.28)
Net increase in net assets from capital share transactions	0.14	0.97	1.38

Net asset value, end of period	$14.90	$14.46	$14.94

Market value, end of period	$24.39	$24.59	$27.88
Total return(4)	(7)%	21%	41%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$1,935,740	$1,775,587	$1,914,577
Common shares outstanding at end of period	129,898	122,766	128,118
Diluted weighted average common shares outstanding	131,487	115,228	118,351
Employee and administrative expenses/average net assets (5)	3.31%	2.58%	3.50%
Total expenses/average net assets	6.32%	6.09%	8.06%
Net investment income/average net assets	7.66%	8.59%	11.51%
Net increase in net assets resulting from operations/ average net assets	10.56%	6.92%	11.33%
Portfolio turnover rate	20.19%	20.04%	31.12%
Average debt outstanding	$973,528	$939,903	$943,507
Average debt per share(2)	$7.40	$8.16	$7.97

(1)	The results for the nine months ended September 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

(5)	Employee expenses for the nine months ended September 30, 2004, include the expense related to the individual performance award totaling $9.5 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Allied Capital Corporation:

      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2004, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2004 and 2003, the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 14) for the nine-month periods ended September 30, 2004 and 2003. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

October 26, 2004

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

      Financial or other information presented for private finance portfolio companies has been obtained from the portfolio companies, and the financial information presented may represent unaudited, projected or pro forma financial information, and therefore may not be indicative of actual results. In addition, the private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by U.S. generally accepted accounting principles.

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

      Our portfolio composition at September 30, 2004, and December 31, 2003, was as follows:

	2004	2003

Private finance	68%	74%
Commercial real estate finance	32%	26%

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

PORTFOLIO AND INVESTMENT ACTIVITY

      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2004	2003	2004	2003	2003
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value	$2,980.0	$2,601.1	$2,980.0	$2,601.1	$2,584.6
Investments funded	$311.9	$138.4	$1,106.9	$664.8	$931.5
Change in accrued or reinvested interest and dividends	$5.5	$19.6	$31.7	$40.0	$45.0
Principal collections related to investment repayments or sales	$111.7	$74.5	$542.5	$501.5	$784.0
Yield(1)	14.2%	14.5%	14.2%	14.5%	14.7%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and nine months ended September 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2004	2003	2004	2003	2003
($ in millions)

	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$1,401.1	$1,158.7	$1,401.1	$1,158.7	$1,214.9
Equity interests	629.9	650.0	629.9	650.0	687.8

Total portfolio	$2,031.0	$1,808.7	$2,031.0	$1,808.7	$1,902.7

Investments funded(1)	$244.0	$31.7	$806.4	$305.7	$498.0
Change in accrued or reinvested interest and dividends	$3.9	$18.4	$25.4	$37.8	$41.8
Principal collections related to investment repayments or sales	$98.8	$53.7	$493.2	$199.7	$314.3
Yield(2)	15.2%	15.3%	15.2%	15.3%	15.0%

(1)	Investments funded for the nine months ended September 30, 2004, include a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Investments funded for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Nine Months Ended September 30, 2004
Companies more than 25% owned	$267.1	$135.4	$402.5
Companies 5% to 25% owned	89.4	24.4	113.8
Companies less than 5% owned	276.5	13.6	290.1

Total	$633.0	$173.4	$806.4

For the Nine Months Ended September 30, 2003
Companies more than 25% owned	$48.0	$28.2	$76.2
Companies 5% to 25% owned	18.2	1.8	20.0
Companies less than 5% owned	203.8	5.7	209.5

Total	$270.0	$35.7	$305.7

For the Year Ended December 31, 2003
Companies more than 25% owned	$53.0	$34.0	$87.0
Companies 5% to 25% owned	23.8	1.9	25.7
Companies less than 5% owned	377.4	7.9	385.3

Total	$454.2	$43.8	$498.0

      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. Merger and acquisition activity in the middle market has been strong in the first three quarters of 2004, which has resulted in an increase in private finance investments funded, as well as increased repayments. The yield on the private finance loans and debt securities was 15.2% at September 30, 2004, as compared to 15.0% at December 31, 2003. The yield on the portfolio has remained relatively stable, however, we expect that if the market continues to be as competitive for investment opportunities as it currently is, we may experience some yield compression going forward.

      On June 30, 2004, we completed the purchase of a majority ownership position in the business of Advantage Sales & Marketing, Inc. (Advantage), a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. At September 30, 2004, our investment in Advantage totaled $257.6 million at cost and value in debt and equity securities, including closing costs. At the closing of the transaction, we invested $90.2 million in loans and subordinated debt and $73.5 million in common stock. In addition, prior to completing the purchase, we had invested $93.7 million in subordinated debt in certain predecessor companies of Advantage, of which $45.5 million was invested during the second quarter of 2004. This existing debt was exchanged for new subordinated debt in Advantage as part of the transaction.

      Also during the second quarter, we completed the purchase of a majority ownership position in Mercury Air Centers, Inc. (Mercury), an operator of fixed base operations, from Mercury Air Group, Inc. At September 30, 2004, our investment in Mercury totaled $83.9 million at cost and value, including closing costs, which consisted of $53.5 million in debt and $30.4 million in common stock. We have an additional $8.5 million commitment to fund senior subordinated debt for future working capital and construction commitments. In connection with the transaction, Mercury Air Group, Inc. repaid its $24 million subordinated debt obligation to Allied Capital.

      During the third quarter of 2004, we completed the purchase of a majority ownership position in Financial Pacific Company (Financial Pacific), a specialized commercial finance company focused on providing leases for business-essential equipment to small businesses nationwide. At September 30, 2004, our investment in Financial Pacific totaled $92.9 million at cost and value, including closing costs, which consisted of $68.1 million in debt and $24.8 million in preferred and common stock.

      On March 31, 2004, we sold The Hillman Companies, Inc. (Hillman) for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. We were repaid our existing $44.6 million in outstanding mezzanine debt. Total consideration to us from this sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, we sold a $5.0 million participation in our subordinated debt in Hillman to a third party, which reduced our investment, and no gain or loss resulted from the transaction. For the nine months ended September 30, 2004, we realized a gain of $150.2 million on the transaction, including a gain of $1.2 million realized during the second quarter of 2004, resulting from post-closing adjustments, which provided additional cash consideration to us in the same amount. The sale of Hillman is subject to certain other post-closing adjustments.

      In addition, investments funded to portfolio companies more than 25% owned during the nine months ended September 30, 2004, included a $6.6 million debt and equity investment, including closing costs, to purchase Legacy Partners Group, LLC and an additional debt investment of $2.5 million for working capital.

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

      At September 30, 2004, we had outstanding investment commitments to private finance portfolio companies totaling $395.1 million. In addition, we had commitments to private finance portfolio companies in the form of guarantees and standby letters of credit totaling $150.0 million.

      Significant outstanding investment commitments at September 30, 2004, included the following:

•	$97.7 million of financing and purchase commitments to Callidus Capital Corporation (Callidus), an asset management company that structures and manages collateralized debt obligations (CDOs), senior loan collateralized loan obligations (CLOs), and other related investments. Our commitment consists of $50 million of subordinated debt to support Callidus’ warehouse facilities and warehousing activities, $47.0 million to purchase below investment grade bonds and preferred equity securities in Callidus’ future CDO or CLO transactions, and $0.7 million for working capital needs. In addition, we have an outstanding commitment of $150.0 million in the form of a revolving line of credit facility to support Callidus’ middle-market underwriting and syndication activities. There were no amounts outstanding under this facility at September 30, 2004. At September 30, 2004, we had an investment in Callidus totaling $7.1 million at value, which included equity ownership for 80% of the management company. We made our initial investment in Callidus in the fourth quarter of 2003.

Callidus has a secured warehouse credit facility for up to $350 million to finance the acquisition of senior corporate loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate $32.3 million of our $50 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

•	$55.1 million in the form of subordinated debt to CBA Mezzanine Capital Finance, LLC to support its loan origination activity. This commitment expires in April 2005 and there are currently no amounts outstanding under this facility.

•	$20.0 million in the form of a revolving credit facility to Business Loan Express, LLC (BLX) to provide working capital to the company. At September 30, 2004, BLX had no outstanding borrowings on the facility.

•	$24.0 million in the form of equity to eight private venture capital funds.

•	$9.7 million in the form of equity to Pennsylvania Avenue Investors, L.P., a limited partnership that invests in private buyout equity funds.

      In addition to the commitments listed above, we may have commitments to fund additional amounts under earn-out arrangements in the future if certain performance targets are met.

      Our most significant investments at September 30, 2004, were in Business Loan Express, LLC (BLX), which was acquired in 2000, and Advantage Sales & Marketing, Inc. (Advantage), which was acquired on June 30, 2004.

      Business Loan Express, LLC.     At September 30, 2004, our investment in BLX totaled $271.2 million at cost and $352.1 million at value, or 10.2% of our total assets, which includes unrealized appreciation of $80.9 million.

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

      Certain legislation regarding the SBA 7(a) loan program expired on September 30, 2004. In addition, the SBA is operating under a continuing resolution which allows funding for the agency until Congress approves its appropriations for fiscal year 2005. As a result, certain changes were implemented in the SBA 7(a) loan program effective October 1, 2004. The maximum loan guarantee was reduced from $1.5 million to $1 million and piggyback lending (when the SBA 7(a) loan is in a junior lien position) was prohibited. At this time, based upon our analysis of BLX’s position in the market, the strength of its non-SBA conventional loan program, we do not believe there will be any long-term adverse effect on BLX.

      Summary financial data for BLX at and for its fiscal years ended September 30, 2004 and 2003, is presented below. Summary financial data has been provided by BLX and is unaudited.

	At and for the
	Fiscal Years Ended
	September 30,

	2004(1)	2003
($ in millions)
Operating Data
Total revenue	$118.3	$108.3
Net income(2)	$13.2	$4.7
Earnings before interest, taxes and management fees (EBITM)(2)	$44.7	$37.5
Balance Sheet Data
Total assets	$443.7	$353.0
Total debt	$229.2	$178.5
Total owners’ equity	$152.0	$136.1
Other Data
Loan originations
SBA 7(a)	$358.6	$502.4
Conventional	287.0	151.6
B&I	11.4	31.8

Total loan originations	$657.0	$685.8

Serviced loan portfolio	$2,572.9	$2,227.4
Number of loans	3,573	3,136
Loan delinquencies(3)	8.9%	8.3%
Serviced Loan Portfolio by Industry
Hotels	24%	24%
Gas stations/convenience stores	20	19
Professional and retail services	12	12
Restaurants	8	9
Manufacturing and industrial	8	9
Car wash/auto repair services	7	7
Child care and health care services	6	6
Recreation	5	5
Shrimp/fishing vessels	4	5
Other	6	4

Total	100%	100%

(1)	Summary financial data at and for BLX’s fiscal year ended September 30, 2004, is preliminary and unaudited.

(2)	For the fiscal year ended September 30, 2003, EBITM and net income were reduced by $2.3 million due to costs associated with its acquisition of Amresco Independence Funding, Inc. and its reorganization from a corporation to a limited liability company (LLC) and $2.3 million due to the increased value of issued and outstanding equity appreciation rights. In addition, net income for the fiscal year ended September 30, 2003, was increased by $3.4 million due to the reversal of certain net deferred tax liabilities upon the conversion of BLX from a corporation to a limited liability company. As an LLC, BLX is generally not subject to federal income tax; however, BLX is subject to certain state income and franchise taxes, and income taxes associated with a taxable subsidiary corporation.

(3)	Represents the percentage of loans in the total serviced loan portfolio that are greater than 30 days delinquent, which includes loans in workout status. Loans greater than 30 days delinquent for the SBA 7(a) loan portfolio only, which are included in the total serviced loan portfolio, were 9.5% at September 30, 2004. SBA 7(a) loans greater than one year old at September 30, 2004, had a delinquency rate of 11.6%. BLX will from time to time grant a 90-day deferment to borrowers experiencing short-term cash flow shortfalls. Loans that have been granted a deferment that perform as required are not considered delinquent consistent with SBA practice. The ability of small businesses to repay their loans may be adversely affected by numerous factors, including a downturn in their industry or negative economic conditions. Small businesses are also more vulnerable to customer preferences, competition, rising fuel prices and market conditions and, as a result, delinquencies in BLX’s portfolio may increase. For instance, the shrimp and fishing industry has been affected by rising fuel costs and competition from imported shrimp, which has resulted in an increase in loan delinquencies. For these reasons, BLX focuses on collateral protection for each loan in addition to the cash flow of the small business and generally receives personal guarantees from the principal owners of the small business.

     BLX’s revenues consist of cash premiums from guaranteed loan sales, gain on sale income arising from loans sold at par or securitized where BLX will receive future cash flows representing the spread between loan interest and the interest paid on bonds issued including service fee income, interest income on loans remaining in BLX’s portfolio, and other income. Gain on sale income is a non-cash source of income when recognized, and as future cash flows are received, the resulting cash reduces the receivable or residual interest that is recognized when the loan is sold. The total of cash loan sale premiums, cash interest income and cash received from residual interests and other cash income is equal to approximately 83% of BLX’s revenue of $118.3 million for the fiscal year ended September 30, 2004, and approximately 83% of BLX’s revenue of $108.3 million for the fiscal year ended September 30, 2003.

      BLX’s business is to originate small business loans and then sell substantially all of the loans originated for cash proceeds. Loans originated during the fiscal year ended September 30, 2004, totaled $657.0 million. Proceeds from loan sales during the fiscal year ended September 30, 2004, totaled approximately $618.8 million. Loans originated during the fiscal year ended September 30, 2003, totaled $685.8 million. Proceeds from loan sales during the fiscal year ended September 30, 2003, totaled approximately $664.2 million. From time to time, BLX funds the construction of commercial real estate projects and as a result is unable to sell a construction loan until the loan is fully funded and the construction is complete. In addition, BLX typically does not immediately receive the proceeds from the sale of its SBA 7(a) guaranteed and unguaranteed loan strips sold, but receives the cash upon settlement. Therefore, until BLX sells construction loans or fully funded loans held for sale, it will finance the origination of the loans through funding on its revolving line of credit, or through financing provided by us.

      BLX sells the guaranteed piece of SBA 7(a) guaranteed loans for cash premiums of up to 10% of the guaranteed loan amount plus a retained annual servicing fee generally between 1.0% and 2.4% of the guaranteed loan amount. Cash premiums received from guaranteed loan sales during the fiscal years ended September 30, 2004 and 2003, were approximately $27.1 million and $31.3 million in total, respectively. Alternatively, BLX may sell the guaranteed pieces of SBA 7(a) guaranteed loans at par and receive cash only for the face amount of the loan sold, and instead of receiving a cash premium, BLX will receive an annual servicing spread on the loans sold of between 4.0% and 5.0%.

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

      When BLX sells a guaranteed piece of an SBA 7(a) loan at par, or when BLX securitizes a loan, it will record a residual interest and servicing asset, together referred to as the Residual Interest, in order to account for the retained interest in the loans sold and the net present value of the future cash flows it expects to receive from the loans sold or securitized. In computing the Residual Interest, BLX discounts estimated future cash flows after making assumptions as to future loan losses and loan prepayments, which may reduce future cash flows. For the fiscal years ended September 30, 2004 and 2003, BLX received cash payments from the Residual Interest of approximately $59.7 million and $49.3 million, respectively.

      At September 30, 2004, BLX’s Residual Interest totaled $215.5 million, representing BLX’s estimate of the net present value of future cash flows of scheduled loan payments, after estimated future loan losses and loan prepayments. If scheduled loan payments were to be received as stated in the loan agreements with no future losses or prepayments, BLX would receive future cash flows of $924.3 million over time, with approximately $73.1 million, $65.2 million, $63.7 million, and

$62.0 million (or $264.0 million in the aggregate) scheduled to be received in the next four years ending on September 30, 2005, 2006, 2007, and 2008, respectively.

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

      For the nine months ended September 30, 2004 and 2003, BLX paid dividends to us in cash or in kind on the Class A interests totaling $9.4 million and $7.4 million, respectively. The guaranteed dividend yield on these equity interests is included in interest income. In addition, for the nine months ended September 30, 2004 and 2003, BLX paid dividends to us on the Class B interests totaling $8.3 million and $3.0 million, respectively, and these dividends were paid to us in kind through the issuance of additional Class B equity interests.

      At September 30, 2004, BLX had a three-year $275.0 million revolving credit facility that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount of up to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At September 30, 2004, the principal amount outstanding on the revolving credit facility was $185.8 million and letters of credit issued under the facility were $17.0 million. The total obligations guaranteed by us at September 30, 2004, was $101.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at September 30, 2004. At September 30, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

      We have a commitment to BLX of $20.0 million in the form of a revolving credit facility to provide working capital to the company. This facility matures on June 30, 2005. At September 30, 2004, BLX had no outstanding borrowings under this facility.

      Advantage Sales & Marketing, Inc.     At September 30, 2004, our investment in Advantage Sales & Marketing, Inc. totaled $257.6 million at cost and value, or 7.5% of our total assets. As discussed above, we completed the purchase of a majority ownership position in Advantage on June 30, 2004. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the country and is headquartered in Irvine, CA.

Commercial Real Estate Finance

      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2004 and 2003, and at and for the year ended December 31, 2003, were as follows:

	At and for the				At and for the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,				At and for
									the Year Ended
									December 31,
	2004		2003		2004		2003		2003

	(unaudited)				(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$604.5	12.4%	$523.6	12.9%	$604.5	12.4%	$523.6	12.9%	$394.0	14.1%
CDO bonds and preferred shares	177.8	17.4%	164.8	16.9%	177.8	17.4%	164.8	16.9%	186.6	16.7%
Commercial mortgage loans	143.2	8.1%	85.5	8.7%	143.2	8.1%	85.5	8.7%	83.6	8.6%
Real estate owned	14.6		13.5		14.6		13.5		12.8
Equity interests	8.9		5.0		8.9		5.0		4.9

Total portfolio	$949.0		$792.4		$949.0		$792.4		$681.9

Investments funded	$67.9		$106.7		$300.5		$359.1		$433.5
Change in accrued or reinvested interest	$1.6		$1.2		$6.3		$2.2		$3.2
Principal collections related to investment repayments or sales	$12.9		$20.8		$49.3		$301.8		$469.7

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

     Our commercial real estate investment activity for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Nine Months Ended September 30, 2004
CMBS bonds (14 issuances)	$363.9	$(158.6)	$205.3
CDO bonds and preferred shares (1 issuance)	4.0	(0.3)	3.7
Commercial mortgage loans	99.7	(8.3)	91.4
Equity interests	0.1	—	0.1

Total	$467.7	$(167.2)	$300.5

For the Nine Months Ended September 30, 2003
CMBS bonds (14 issuances)	$432.1	$(195.1)	$237.0
CDO bonds and preferred shares (1 issuance)	118.4	(0.3)	118.1
Commercial mortgage loans	1.8	—	1.8
Equity interests	2.2	—	2.2

Total	$554.5	$(195.4)	$359.1

For the Year Ended December 31, 2003
CMBS bonds (18 issuances)	$508.5	$(225.9)	$282.6
CDO bonds and preferred shares (3 issuances)	145.8	(0.4)	145.4
Commercial mortgage loans	3.0	—	3.0
Real estate owned	2.5	—	2.5

Total	$659.8	$(226.3)	$433.5

      At September 30, 2004, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $4.2 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $2.7 million.

      CMBS Bonds. The underlying pools of mortgage loans that are collateral for our investments in new CMBS bond issuances for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, had respective original underwritten loan to value and underwritten debt service coverage ratios as follows:

	For the Nine Months Ended
	September 30,

					For the Year Ended
	2004		2003		December 31, 2003

Loan to Value Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Less than 60%	$3,164.5	24%	$3,265.2	23%	$4,114.3	22%
60-65%	1,245.8	10	1,091.1	8	1,582.8	9
65-70%	1,088.1	8	1,484.1	10	1,768.0	10
70-75%	2,555.1	20	3,065.8	21	4,024.3	22
75-80%	4,500.1	35	5,324.2	37	6,560.5	36
Greater than 80%	430.3	3	75.5	1	138.6	1

Total	$12,983.9	100%	$14,305.9	100%	$18,188.5	100%

Weighted average loan to value	68.0%		68.5%		68.5%

	For the Nine Months Ended
	September 30,

					For the Year Ended
	2004		2003		December 31, 2003
Debt Service Coverage
Ratio Ranges	Amount	Percentage	Amount	Percentage	Amount	Percentage
($ in millions)
Greater than 2.00	$2,015.3	16%	$3,563.6	25%	$4,208.7	23%
1.76-2.00	1,356.8	10	1,439.9	10	2,094.6	12
1.51-1.75	1,703.8	13	2,589.5	18	3,132.8	17
1.26-1.50	5,836.7	45	5,654.4	40	7,362.9	40
Less than 1.25	2,071.3	16	1,058.5	7	1,389.5	8

Total	$12,983.9	100%	$14,305.9	100%	$18,188.5	100%

Weighted average debt service coverage ratio	1.62		1.75		1.73

      From time to time, we may sell lower yielding CMBS bonds rated BB+ through BB-, and to a lesser extent CMBS bonds rated B+ and B, in order to maximize the return on our CMBS bond portfolio. The cost basis of and the gross sales proceeds from CMBS bonds sold, the related net realized gains from these sales, and the weighted average yield on the CMBS bonds sold for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, were as follows:

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

     The BBB- rated and non-investment grade and unrated tranches of the CMBS bonds in which we invest are junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages is generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, our most subordinate tranche will bear this loss first. At September 30, 2004, the face value of the CMBS bonds we held were subordinate to 79% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which we invest are junior in priority for payment of interest and principal, we invest in these CMBS bonds at a discount from the face amount of the bonds. The discount increases with the decrease in the seniority of the CMBS bonds. For the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, the average discount for the CMBS bonds in which we invested was 44%, 45% and 44%, respectively.

      At September 30, 2004, the unamortized discount related to the CMBS bond portfolio was $769.9 million, of which $377.8 million has been set aside to absorb potential future losses. The yield on the CMBS bonds of 12.4% assumes that this amount that has been set aside will not be amortized. As the amount of future losses and the expected timing of recognition of such losses is difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yield will be achieved. At September 30, 2004, the CMBS bond portfolio had a fair value of $604.5 million, which included net unrealized appreciation on the CMBS bonds of $7.9 million.

      The yield on the CMBS bond portfolio at any point in time will vary depending on the concentration of lower yielding BB- and above rated CMBS bonds held in the portfolio. Our CMBS bond portfolio and the related yields at September 30, 2004, and December 31, 2003, were as follows:

	September 30,		December 31,
	2004		2003

	Value	Yield	Value	Yield
($ in millions)
CMBS bonds rated BB- and above	$224.9	7.4%	$88.4	8.2%
CMBS bonds rated below BB-	379.6	15.4%	305.6	15.8%

Total	$604.5	12.4%	$394.0	14.1%

      We sold substantially all of our B+ and above rated CMBS bonds in October 2004. As a result of this bond sale, the yield on the remaining CMBS portfolio will increase.

      At September 30, 2004, and December 31, 2003, the age of our bonds rated below BB- was as follows:

	2004		2003

	Value	Percentage	Value	Percentage
($ in millions)
Less than one year old	$99.3	26.2%	$83.9	27.5%
One to two years old	81.6	21.5	41.0	13.4
Two to three years old	45.6	12.0	43.8	14.3
Three years old or older	153.1	40.3	136.9	44.8

Total	$379.6	100.0%	$305.6	100.0%

      At September 30, 2004, and December 31, 2003, we held CMBS bonds in 50 and 38 separate CMBS issuances, respectively. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (REO) properties, for these CMBS bonds consisted of the following at September 30, 2004, and December 31, 2003:

	2004		2003
($ in million)
Approximate number of loans and REO properties(1)	6,700		5,600
Total outstanding principal balance	$49,559		$38,437
Loans over 30 days delinquent or classified as REO properties(2)	1.3%	(3)	1.5%	(3)

(1)	Includes approximately 36 and 22 REO properties obtained through the foreclosure of commercial mortgage loans at September 30, 2004, and December 31, 2003, respectively.

(2)	As a percentage of total outstanding principal balance.

(3)	At September 30, 2004, and December 31, 2003, our investments included bonds in the first loss, unrated bond class in 42 and 34 separate CMBS issuances, respectively. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.6% and 1.7% of the total outstanding principal balance at September 30, 2004, and December 31, 2003, respectively.

     Collateralized Debt Obligation Bonds and Preferred Shares. During the nine months ended September 30, 2004, we sold CDO bonds with a cost basis of $16.3 million for a net realized gain of $0.1 million, net of the related hedge gain. During the nine months ended September 30, 2003, and the year ended December 31, 2003, we sold CDO bonds and preferred shares with a cost basis of $8.6 million and $13.9 million, respectively, for net realized losses of $0.1 million for both periods, net of the related hedge gains or losses. The yield on the CDO bonds and preferred shares sold was 7.6%, 8.2%, and 8.0% for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, respectively.

      The BB rated bonds and the preferred shares of the CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the

CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares will bear this loss first and then the bonds would bear any loss after the preferred shares. At September 30, 2004, our bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at September 30, 2004, are certain CMBS bonds that are senior in priority of repayment to certain lower rated CMBS bonds held directly by us.

      The yield on our CDO bonds and preferred shares at September 30, 2004 and 2003, and December 31, 2003, was 17.4%, 16.9% and 16.7%, respectively. The yield on the CDO portfolio at any point in time will generally vary depending on the amount of lower yielding CDO bonds held in the portfolio.

      At September 30, 2004, and December 31, 2003, the underlying collateral for our investments in the outstanding CDO issuances had balances as follows:

	2004	2003
($ in millions)
Investment grade REIT debt(1)	$1,392.3	$1,338.0
Investment grade CMBS bonds(2)	807.4	662.3
Non-investment grade CMBS bonds(3)	1,183.3	1,133.7
Other collateral	118.7	32.4

Total collateral	$3,501.7	$3,166.4

(1)	Issued by 42 and 44 REITs, respectively, for the periods presented.

(2)	Issued in 97 and 78 issuances, respectively, for the periods presented.

(3)	Issued in 76 and 68 issuances, respectively, for the periods presented.

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

      At September 30, 2004, and December 31, 2003, our portfolio was graded as follows:

	At September 30, 2004		At December 31, 2003

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$646.0	21.7%	$985.1	38.1%
2	2,109.0	70.7	1,271.4	49.2
3	118.3	4.0	212.4	8.2
4	11.4	0.4	34.7	1.4
5	95.3	3.2	81.0	3.1

	$2,980.0	100.0%	$2,584.6	100.0%

      The decrease in Grade 1 assets at September 30, 2004, as compared to December 31, 2003, is primarily due to the sale of Hillman on March 31, 2004. The value of Hillman at December 31, 2003, was $234.5 million, and this value was included in Grade 1 assets. We received $47.5 million of new subordinated debt in Hillman in conjunction with the sale. During the second quarter of 2004, we sold a participation in this debt of $5.0 million to a third party, which reduced our investment. The remaining balance of this new debt was included in Grade 2 assets at September 30, 2004. Grade 2 investments at September 30, 2004, increased over Grade 2 investments at December 31, 2004, primarily due to new investments made during 2004. Investments in new portfolio companies generally enter the portfolio as Grade 2 investments. We continue to include our CMBS portfolio in Grade 2 assets, as we are uncertain as to whether the unrealized appreciation or depreciation on our CMBS portfolio at September 30, 2004, will necessarily result in a realized gain or loss.

      Total Grade 3, 4 and 5 portfolio assets were $225.0 million, or 7.5% of the portfolio, at September 30, 2004, as compared to $328.1 million, or 12.7% of the portfolio, at December 31, 2003. Included in Grade 3, 4 and 5 assets at September 30, 2004, and December 31, 2003, were assets totaling $51.5 million and $31.1 million, respectively, that are secured by or invested in commercial real estate.

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

      Loans and Debt Securities on Non-Accrual Status. At September 30, 2004, and December 31, 2003, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2004	2003
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$25.4	$31.9
Companies 5% to 25% owned	1.7	2.7
Companies less than 5% owned	24.3	28.0
Commercial real estate finance	8.3	6.8
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	22.0	31.9
Companies less than 5% owned	17.5	16.5
Commercial real estate finance	10.3	0.2

Total	$$109.5	$118.0

Percentage of total portfolio	3.7%	4.6%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at September 30, 2004, and December 31, 2003, were as follows:

	2004	2003
($ in millions)
Private finance	$71.6	$85.6
Commercial real estate finance
CMBS bonds	48.7	40.3
Commercial mortgage loans	8.1	3.7

Total	$128.4	$129.6

Percentage of total portfolio	4.3%	5.0%

      Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $40.5 million and $46.1 million at September 30, 2004, and December 31, 2003, respectively, which included loans and debt securities that are secured by commercial real estate of $8.2 million and $3.9 million, respectively.

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

      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $270.7 million and $98.5 million at September 30, 2004, and December 31, 2003, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus the additional cash collateral provided under the terms of the transactions were $270.7 million and $98.5 million at September 30, 2004, and December 31, 2003, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS bonds and CDO bonds that we own and have hedged as of the balance sheet date.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and 2003

      The following table summarizes the Company’s operating results for the three months ended September 30, 2004 and 2003.

	For the Three
	Months Ended
	September 30,
				Percentage
	2004	2003	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$85,828	$78,895	$6,933	9%
Loan prepayment premiums	193	2,523	(2,330)	(92)%
Fees and other income	10,842	7,452	3,390	45%

Total interest and related portfolio income	96,863	88,870	7,993	9%

Expenses
Interest	20,253	20,334	(81)	—%
Employee	10,817	9,480	1,337	14%
Individual performance award	3,079	—	3,079	**
Administrative	10,169	5,897	4,272	72%

Total operating expenses	44,318	35,711	8,607	24%

Net investment income before income taxes	52,545	53,159	(614)	(1)%
Income tax benefit	(200)	(449)	249	**

Net investment income	52,745	53,608	(863)	(2)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	1,300	(6,438)	7,738	*
Net change in unrealized appreciation or depreciation	31,954	(13,426)	45,380	*

Total net gains (losses)	33,254	(19,864)	53,118	*

Net income	$85,999	$33,744	$52,255	155%

Diluted earnings per common share	$0.66	$0.28	$0.38	136%

Weighted average common shares outstanding — diluted	131,192	120,906	10,286	9%

*	Net realized gains and losses and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the three months ended September 30, 2004 and 2003, was composed of the following:

	2004	2003
($ in millions)
Interest	$81.4	$75.6
Dividends	4.4	3.3

Total interest and dividends	$85.8	$78.9

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at September 30, 2004 and 2003, were as follows:

	2004	2003
($ in millions)
Interest-bearing portfolio	$2,341.2	$1,946.1
Portfolio yield	14.2%	14.5%

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the three months ended September 30, 2004 and 2003, includes $3.5 million and $1.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends were paid in kind through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $0.2 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.

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

      Fees and other income for the three months ended September 30, 2004 and 2003, included fees relating to the following:

	2004	2003
($ in millions)
Structuring and diligence	$4.3	$0.7
Transaction and other services provided to portfolio companies	0.8	2.2
Management services provided to portfolio companies, other advisory services and guaranty fees	5.1	4.3
Other income	0.6	0.3

Total fees and other income	$10.8	$7.5

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Fees and other income for the three months ended September 30, 2004, include structuring fees from Financial Pacific totaling $2.2 million.

      BLX and Advantage were our most significant investments at September 30, 2004, and together represented 17.7% of our total assets. Total interest and related portfolio income earned from BLX and Advantage for the three months ended September 30, 2004, was $12.2 million and $7.4 million, respectively.

      BLX and Hillman were our most significant investments at September 30, 2003, and together represented 17.7% of our total assets. Total interest and related portfolio income earned from BLX and Hillman for the three months ended September 30, 2003, was $10.1 million and $2.4 million, respectively. As discussed above, we sold Hillman on March 31, 2004.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the three months ended September 30, 2004 and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the three months ended September 30, 2004 and 2003, were as follows:

	At and for the
	Three Months
	Ended
	September 30,

	2004	2003
($ in millions)
Total Outstanding Debt	$1,167.7	$954.2
Average Outstanding Debt	$1,075.3	$965.3
Weighted Average Cost(1)	6.3%	7.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

     In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $1.9 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 159 and 117 at September 30, 2004 and 2003, respectively. During 2003, employee expenses included a retention award program whereby senior officers received cash awards as part of their compensation. The retention award component for the three months ended September 30, 2003, was $2.1 million. Beginning January 1, 2004, we no longer provided retention awards.

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

      For the three months ended September 30, 2004, we accrued $3.2 million in IPA expense, or $0.02 per share. We contributed these amounts into the DCP II trust during the quarter. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust. The accounts of the DCP II are consolidated with our accounts. Further, we are required to mark to market the liability to pay the employees in our stock and this adjustment is recorded to the IPA compensation expense. The effect of this adjustment for the three months ended September 30, 2004, was to reduce the individual performance award expense by $0.1 million.

      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $10.2 million for the three months ended September 30, 2004, a $4.3 million increase over administrative expenses of $5.9 million for the three months ended September 30, 2003.

      A large component of the increase in expenses results from the costs of operating as a public company. Legal, accounting, valuation assistance, insurance, and directors’ fees were $2.1 million higher for the three months ended September 30, 2004, than for the same period in the prior year.

      During the second quarter of 2004, we opened an office in Los Angeles, CA, and expanded our office space in New York, NY. Accordingly, occupancy costs and the costs associated with staffing these offices were $0.5 million higher for the three months ended September 30, 2004, than for the same period in the prior year.

      We have also incurred increased deal costs related to evaluating potential new investments. Costs related to mezzanine lending are generally paid by the borrower, however, costs related to buyout investments are generally funded by us. Accordingly, if a prospective deal does not close, we incur expenses that are not recoverable. As a result, these related costs were $0.1 million higher for the three months ended September 30, 2004, than for the same period in the prior year. We have increased our focus on managing buyout-related costs, however we expect that there will be some increased costs from this activity going forward.

      In addition, administrative expenses related to portfolio development and workout activities were $1.1 million higher for the three months ended September 30, 2004, versus the prior year period. We expect the costs related to workouts to decline given the declining level of workout assets in the portfolio.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended September 30, 2004 and 2003, were as follows:

	For the
	Three Months
	Ended
	September 30,

	2004	2003
($ in millions)
Realized gains	$37.6	$3.5
Realized losses	(36.3)	(9.9)

Net realized gains	$1.3	$(6.4)

      Realized gains and losses for the three months ended September 30, 2004 and 2003, resulted from various private finance and commercial real estate finance transactions.

      Realized gains for the three months ended September 30, 2004, primarily resulted from transactions involving five private finance portfolio companies — Professional Paint, Inc. ($13.7 million), Impact Innovations Group, LLC ($9.4 million), United Pet Group, Inc. ($3.7 million), Housecall Medical Resources, Inc. ($2.6 million) and Matrics, Inc. ($2.1 million) and one transaction involving a commercial mortgage loan ($1.8 million).

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

      For the three months ended September 30, 2004 and 2003, we reversed previously recorded unrealized appreciation totaling $20.6 million and $2.0 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the three months ended September 30, 2004, primarily resulted from transactions involving two private finance portfolio companies — The Color Factory, Inc. ($24.5 million) and Prosperco Finanz Holding AG ($7.5 million), and one transaction involving a commercial mortgage loan ($1.0 million).

      Realized losses for the three months ended September 30, 2003, primarily resulted from a private finance transaction involving Allied Office Products, Inc. totaling $7.7 million and one transaction involving a commercial mortgage loan totaling $1.5 million.

      For the three months ended September 30, 2004 and 2003, we reversed previously recorded unrealized depreciation totaling $37.6 million and $9.4 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At September 30, 2004, portfolio investments recorded at fair value were approximately 87% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

      We received valuation assistance from S&P Corporate Value Consulting (S&P CVC) for the first, second and third quarters of 2004, including assistance with the valuation of Business Loan Express or BLX in the third quarter of 2004. On a year to date basis, S&P CVC has reviewed 83 investments. For portfolio company investments that were in our portfolio at December 31, 2003, and were still in the portfolio at September 30, 2004, S&P CVC has assisted us in valuing approximately 85% of the dollar value of those investments. In addition, S&P CVC has assisted us with the valuation of $54 million in new 2004 portfolio company investments that have been added to the portfolio.

      We also received valuation assistance from JMP Securities for our investment in BLX in the first, second and third quarters of 2004.

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

      For the total portfolio, net change in unrealized appreciation or depreciation for the three months ended September 30, 2004 and 2003, consisted of the following:

	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$15.0	$(20.8)
Reversal of previously recorded unrealized appreciation associated with realized gains	(20.6)	(2.0)
Reversal of previously recorded unrealized depreciation associated with realized losses	37.6	9.4

Net change in unrealized appreciation or depreciation	$32.0	$(13.4)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     At September 30, 2004, our most significant portfolio investment was in BLX. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

      Business Loan Express, LLC. To determine the value of our investment in BLX at September 30, 2004, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We performed the analyses with the assistance of JMP Securities. In addition, we received valuation assistance from S&P CVC for our investment in BLX at September 30, 2004.

      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at September 30, 2004, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at June 30, 2004.

      Our investment in BLX at September 30, 2004, was valued at $352.1 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $80.9 million at September 30, 2004. This is an increase of $3.1 million from June 30, 2004.

OTHER MATTERS

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 131.2 million and 120.9 million for the three months ended September 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2004 and 2003

      The following table summarizes our condensed operating results for the nine months ended September 30, 2004 and 2003.

	For the Nine
	Months Ended
	September 30,
				Percentage
	2004	2003	Change	Change
($ in thousands, except per share amounts)

	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$233,540	$211,553	$21,987	10%
Loan prepayment premiums	4,210	5,281	(1,071)	(20)%
Fees and other income	28,378	22,380	5,998	27%

Total interest and related portfolio income	266,128	239,214	26,914	11%

Expenses
Interest	57,349	57,614	(265)	—%
Employee	28,710	26,859	1,851	7%
Individual performance award	9,461	—	9,461	**
Administrative	25,072	15,395	9,677	63%

Total operating expenses	120,592	99,868	20,724	21%

Net investment income before income taxes	145,536	139,346	6,190	4%
Income tax benefit	(744)	(1,530)	786	**

Net investment income	146,280	140,876	5,404	4%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	175,753	50,441	125,312	*
Net change in unrealized appreciation or depreciation	(120,384)	(77,760)	(42,624)	*

Total net gains (losses)	55,369	(27,319)	82,688	*

Net income	$201,649	$113,557	$88,092	78%

Diluted earnings per common share	$1.53	$0.98	$0.55	56%

Weighted average common shares outstanding — diluted	131,487	115,228	16,259	14%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons of net gains and losses may not be meaningful.

**	Percentage change is not meaningful.

     Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the nine months ended September 30, 2004 and 2003, was composed of the following:

	2004	2003
($ in millions)
Interest	$221.4	$203.1
Dividends	12.2	8.5

Total interest and dividends	$233.6	$211.6

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate earned on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at September 30, 2004 and 2003, were as follows:

	2004	2003
($ in millions)
Interest-bearing portfolio	$2,341.2	$1,946.1
Portfolio yield	14.2%	14.5%

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the nine months ended September 30, 2004 and 2003, includes $8.3 million and $3.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends were paid in kind through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $4.2 million and $5.3 million for the nine months ended September 30, 2004 and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.

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

      Fees and other income for the nine months ended September 30, 2004 and 2003, included fees relating to the following:

	2004	2003
($ in millions)
Structuring and diligence	$11.5	$4.1
Transaction and other services provided to portfolio companies	2.2	3.4
Management services provided to portfolio companies, other advisory services and guaranty fees	13.1	14.2
Other income	1.6	0.7

Total fees and other income	$28.4	$22.4

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Fees and other income for the nine months ended September 30, 2004, include structuring fees from Advantage, Financial Pacific and Mercury totaling $6.7 million.

      BLX and Advantage were our most significant investments at September 30, 2004, and together represented 17.7% of our total assets. Total interest and related portfolio income earned from BLX and Advantage for the nine months ended September 30, 2004, was $35.1 million and $10.4 million, respectively. Total interest and related portfolio income for the nine months ended September 30, 2004, included $2.5 million of income earned from Hillman prior to the sale of our investment on March 31, 2004 as discussed above.

      BLX and Hillman were our most significant investments at September 30, 2003, and together represented 17.7% of our total assets. Total interest and related portfolio income earned from BLX and Hillman for the nine months ended September 30, 2003, was $32.8 million and $7.2 million, respectively.

      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. Our single largest expense is interest on our indebtedness. The fluctuations in interest expense during the nine months ended September 30, 2004 and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the nine months ended September 30, 2004 and 2003, were as follows:

	At and for the
	Nine Months Ended
	September 30,

	2004	2003
($ in millions)
Total Outstanding Debt	$1,167.7	$954.2
Average Outstanding Debt	$973.5	$939.9
Weighted Average Cost(1)	6.3%	7.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

     In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $4.3 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively.

      Employee expenses include salaries and employee benefits. The change in employee expenses reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 159 and 117 at September 30, 2004 and 2003, respectively. During 2003, employee expenses included a retention award program whereby senior officers received cash awards as part of their compensation. The retention award component for the nine months ended September 30, 2003, was $6.4 million. Beginning January 1, 2004, we no longer provided retention awards.

      In the first quarter of 2004, we established the Individual Performance Award (IPA) as a long-term incentive compensation program for our senior officers. In conjunction with the program, the Board has approved a non-qualified deferred compensation plan (DCP II), which is administered through a trust. See “Operating Expenses” included in the “Comparison of Three Months Ended September 30, 2004 and 2003” for a description of the DCP II. For the nine months ended

September 30, 2004, we accrued $10.2 million in IPA expense, or $0.08 per share. In addition, we are required to mark to market the liability to pay the employees in our stock and this adjustment is recorded to the IPA compensation expense. The effect of this adjustment for the nine months ended September 30, 2004, was to reduce the individual performance award expense by $0.7 million.

      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $25.1 million for the nine months ended September 30, 2004, a $9.7 million increase over administrative expenses of $15.4 million for the nine months ended September 30, 2003.

      A large component of the increase in expenses results from the costs of operating as a public company. Legal, accounting, valuation assistance, insurance, and directors’ fees were $4.3 million higher for the nine months ended September 30, 2004, than for the same period in the prior year.

      During the second quarter of 2004, we opened an office in Los Angeles, CA, and expanded our office space in New York, NY. We also expect to expand our Chicago office. Accordingly, occupancy costs and the costs associated with staffing these offices were $1.6 million higher for the nine months ended September 30, 2004, than for the same period in the prior year.

      We have also incurred increased deal costs related to evaluating potential new investments. Costs related to mezzanine lending are generally paid by the borrower, however, costs related to buyout investments are generally funded by us. Accordingly, if a prospective deal does not close, we incur expenses that are not recoverable. As a result, these related costs were $1.1 million higher for the nine months ended September 30, 2004, than for the same period in the prior year. We have increased our focus on managing buyout-related costs, however we expect that there will be some increased costs from this activity going forward.

      In addition, administrative expenses related to portfolio development and workouts were $1.5 million higher for the nine months ended September 30, 2004, versus the prior year period. We expect the costs related to workouts to decline given the declining level of workout assets in the portfolio.

      Realized Gains and Losses. Net realized gains result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the nine months ended September 30, 2004 and 2003, were as follows:

	For the
	Nine Months Ended
	September 30,

	2004	2003
($ in millions)
Realized gains	$241.6	$64.7
Realized losses	(65.8)	(14.3)

Net realized gains	$175.8	$50.4

      Realized gains and losses for the nine months ended September 30, 2004 and 2003, resulted from various private finance and commercial real estate finance transactions.

      Realized gains for the nine months ended September 30, 2004, primarily resulted from transactions involving 11 private finance portfolio companies — The Hillman Companies, Inc. ($150.2 million), CorrFlex Graphics, LLC ($25.6 million), Professional Paint, Inc. ($13.7 million),

Impact Innovations Group, LLC ($9.4 million), The Hartz Mountain Corporation ($8.2 million), Housecall Medical Resources, Inc. ($7.2 million), International Fiber Corporation ($5.2 million), CBA-Mezzanine Capital Finance, LLC ($3.9 million), United Pet Group, Inc. ($3.7 million), Matrics, Inc. ($2.1 million), and SmartMail, LLC ($2.1 million) and one transaction involving a commercial mortgage loan ($1.8 million).

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

      For the nine months ended September 30, 2004 and 2003, we reversed previously recorded unrealized appreciation totaling $189.0 million and $52.8 million, respectively, when gains were realized. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

      Realized losses for the nine months ended September 30, 2004, primarily resulted from transactions involving six private finance portfolio companies — The Color Factory, Inc. ($24.5 million), Executive Greetings, Inc. ($19.3 million), Prosperco Finanz Holding AG ($7.5 million), Logic Bay Corporation ($5.0 million), Sure-Tel, Inc. ($2.3 million), and Startec Global Communications Corporation ($1.1 million), and two transactions involving commercial mortgage loans ($2.0 million).

      Realized losses for the nine months ended September 30, 2003, primarily resulted from transactions involving two private finance portfolio companies, including Allied Office Products, Inc. ($7.7 million) and North American Archery, LLC ($2.1 million), and five transactions involving commercial mortgage loans ($4.0 million).

      For the nine months ended September 30, 2004 and 2003, we reversed previously recorded unrealized depreciation totaling $67.2 million and $14.3 million, respectively, when losses were realized. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

      Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended September 30, 2004 and 2003.”

      For the portfolio, net change in unrealized appreciation or depreciation for the nine months ended September 30, 2004 and 2003, consisted of the following:

	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$1.4	$(39.3)
Reversal of previously recorded unrealized appreciation associated with realized gains	(189.0)	(52.8)
Reversal of previously recorded unrealized depreciation associated with realized losses	67.2	14.3

Net change in unrealized appreciation or depreciation	$(120.4)	$(77.8)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result year-to-date comparisons may not be meaningful.

     Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2004 included a net decrease in unrealized appreciation of $6.2 million on our investment in BLX.

      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 131.5 million and 115.2 million for the nine months ended September 30, 2004 and 2003, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

      Our portfolio has historically generated significant cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the nine months ended September 30, 2004 and 2003, was as follows:

($ in millions)	2004	2003

Net cash provided by (used in) operating activities	$(189.1)	$(5.8)
Add: portfolio investments funded	1,056.2	664.8

Total cash provided by operating activities before new investments	$867.1	$659.0

      Because of the significant amount of cash provided by operating activities before new investments, we generate sufficient cash flow to fund our operating activities as well as pay dividends to shareholders.

      Dividends to common shareholders for the nine months ended September 30, 2004 and 2003, were $220.8 million and $196.2 million, respectively, or $1.71 per common share for both periods. An extra cash dividend of $0.03 per common share was declared during 2002 and was paid to shareholders on January 9, 2003. For the fourth quarter of 2004, the Board of Directors has declared a dividend of $0.57 per common share payable on December 30, 2004.

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

      At September 30, 2004, we had outstanding commitments to fund investments totaling $399.4 million. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

Debt and Equity Capital

      Because we are a regulated investment company, we distribute our taxable income and, therefore, require external capital for asset growth. As a result, from time to time we will raise growth capital in the form of new debt or equity capital.

      At September 30, 2004, and December 31, 2003, our total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2004	2003

Total assets	$3,438.5	$3,019.9
Total debt outstanding	$1,167.7	$954.2
Total shareholders’ equity	$1,935.7	$1,914.6
Debt to equity ratio	0.60	0.50
Asset coverage ratio(1)	278%	322%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.65:1.00, and are currently in the middle of the target debt to equity ratio range. We did not sell equity during the nine months ended September 30, 2004. For the nine months ended September 30, 2003, and the year ended December 31, 2003, we sold equity of $298.2 million and $422.9 million, respectively. In addition, shareholders’ equity increased by $47.1 million, $13.8 million and $21.2 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003, respectively.

      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $180.0 million on September 30, 2004. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      On October 5, 2004, we sold 3.0 million shares of our common stock for proceeds of $70.8 million, net of underwriting discounts and estimated offering expenses. In addition, on October 26, 2004, we sold BBB- through B+ rated CMBS and CDO bonds for cash proceeds of approximately $291 million. We used the net proceeds of the equity offering and bond sale to reduce borrowings under our revolving line of credit, and expect to use net proceeds in excess of borrowings under our revolving line of credit for investment in the debt or equity securities of middle market companies, non-investment grade CMBS bonds or CDO preferred shares and other general corporate purposes. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $507.7 million on October 29, 2004.

      We are currently in the process of raising long-term unsecured five- and seven-year debt of approximately $325.0 million. The new notes have been priced at a blended fixed interest rate of 5.6% and will have substantially the same terms as our existing unsecured notes. A portion of this new debt will refinance maturing long-term debt of $102.0 million with an interest cost of 8.5%. This debt issuance is expected to close during the fourth quarter of 2004, subject to final documentation.

      At September 30, 2004, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$757.3	$757.3	7.1%
SBA debentures	84.8	77.5	8.2%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	847.8	840.5	7.2%
Revolving line of credit	552.5	327.2	3.9% (2)

Total debt	$1,400.3	$1,167.7	6.3% (2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The current interest rate payable on the revolving line of credit was 3.2% at September 30, 2004, which excluded the annual cost of commitment fees and other facility fees of $2.2 million. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date.

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

      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first and third quarters of 2004, we repaid $7.0 million and $10.0 million, respectively, of this outstanding debt. Under the small business investment company program, we may borrow up to $116.0 million from the Small Business Administration. At September 30, 2004, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

      Revolving Line of Credit. We have an unsecured revolving line of credit with a committed amount of $552.5 million. The line of credit may be expanded through new or additional commitments up to $600.0 million at our option. The revolving line of credit expires in April 2005, with the right to extend the maturity for one additional year at our option under substantially similar terms. The credit facility generally bears interest at a rate, at our option, equal to (i) the one month LIBOR plus 1.50%, (ii) the Bank of America, N.A. cost of funds plus 1.50% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 0.50%. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      Outstanding borrowings on the unsecured revolving line of credit at September 30, 2004, were $327.2 million. The amount available under the line at September 30, 2004, was $180.0 million, net of amounts committed for standby letters of credit of $45.3 million.

      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2004, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2004.

		Payments Due By Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$757.3	$102.0	$165.0	$175.0	$—	$153.0	$162.3
SBA debentures	77.5	—	4.0	—	—	—	73.5
OPIC loan	5.7	—	—	5.7	—	—	—
Revolving line of credit(1)	327.2	—	—	327.2	—	—	—
Operating leases	34.7	1.1	4.6	4.5	4.4	4.4	15.7

Total contractual obligations	$1,202.4	$103.1	$173.6	$512.4	$4.4	$157.4	$251.5

(1)	The revolving line of credit expires in April 2005 and may be extended under substantially similar terms for one additional year at our option. We assume that we would exercise our option to extend the revolving line of credit resulting in an assumed maturity of April 2006. At September 30, 2004, $180.0 million remains unused and available, net of amounts committed for standby letters of credit of $45.3 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2004.

		Amount of Commitment Expiration Per Year

							After
	Total	2004	2005	2006	2007	2008	2008
($ in millions)
Guarantees	$107.4	$0.3	$0.6	$1.1	$101.8	$—	$3.6
Standby letters of credit(1)	45.3	—	1.2	44.1	—	—	—

Total commitments	$152.7	$0.3	$1.8	$45.2	$101.8	$—	$3.6

(1)	Standby letters of credit are issued under our revolving line of credit that expires in April 2005 and may be extended under substantially similar terms for one additional year at our option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in April 2006.

     In addition, we had outstanding commitments to fund investments totaling $399.4 million at September 30, 2004, as discussed above.

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

      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

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

      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2004, portfolio investments recorded at fair value were approximately 87% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At September 30, 2004, the investment totaled $352.1 million at value, or 10.2% of total assets.

      In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $275.0 million revolving credit facility. The amount we have guaranteed at September 30, 2004, was $101.6 million. This guaranty can only be called in the event of a default by BLX. At September 30, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate.

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

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2004, our asset coverage for senior indebtedness was 278%.

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

      At September 30, 2004, we had $1,167.7 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.3%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.1%.

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

      There is a risk that you may not receive dividends or distributions. We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest which represents contractual interest added to the loan balance that becomes due at the end of the loan term. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company.

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

      The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

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

      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      On May 28, 2004, Ferolie Corporation, a food broker with business and contractual relationships with an entity that is now affiliated with one of our portfolio companies, Advantage Sales & Marketing Inc., filed suit against us, Advantage Sales & Marketing and the affiliated entity in the United States District Court for the District of Columbia alleging that, among other things, we and Advantage Sales & Marketing had tortiously interfered with Ferolie’s contract with the affiliated entity by causing the affiliated entity (i) to breach its obligations to Ferolie regarding Ferolie’s participation in a reorganization transaction involving the affiliated entity and (ii) to induce clients of Ferolie to transfer their business to the affiliated entity. Ferolie seeks actual and punitive damages against us and Advantage Sales & Marketing and declaratory and injunctive relief. On July 15, 2004, the United States District Court for the District of Columbia dismissed the lawsuit for lack of jurisdiction. On August 17, 2004, Ferolie filed a “Petition to Compel Arbitration” in the United States District Court for the Northern District of Illinois naming us, Advantage Sales & Marketing and the affiliated entity as respondents. Ferolie attached to its petition an “Amended Demand for Arbitration and Statement of Claims” that asserts essentially the same claims as were asserted in the lawsuit that was dismissed by the United States District Court for the District of Columbia. On October 29, 2004, the United States District Court for the Northern District of Illinois dismissed Ferolie’s petition after finding that Ferolie had failed to adequately allege the existence of subject matter jurisdiction.

      In addition to the above matters, we are party to certain lawsuits in the normal course of business.

      While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that these matters will have a material effect upon our financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended September 30, 2004, we issued a total of 56,855 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.4 million.

      The following table provides information as of and for the quarter ended September 30, 2004, regarding shares of our common stock that were purchased under our Non-Qualified Deferred

Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third-party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)
7/1/2004 to 7/31/2004	29	$24.87
8/1/2004 to 8/31/2004	—	—
9/1/2004 to 9/30/2004	—	—
DCP II(2)
7/1/2004 to 7/31/2004	3,073	24.87
8/1/2004 to 8/31/2004	—	—
9/1/2004 to 9/30/2004	123,935	$25.54

Total	127,037	$25.52

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third-party trustee. The individual performance awards will be deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2. filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)	First Amendment to Credit Agreement, dated as of October 6, 2003.(Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.2(c)	Third Amendment to Credit Agreement, dated May 28, 2004. (Incorporated by reference to Exhibit 10.2(c) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17	Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18	Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).

Exhibit
Number	Description

10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit
Number	Description

31.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 5, 2004	/s/ WILLIAM L. WALTON --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ PENNI F. ROLL --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

15.*	Letter regarding Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith.