Form 10-K
period 2004-12-31
ALLIED CAPITAL CORP
filed 2005-03-16
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $2.9 billion based upon the last sale price for the registrant’s common stock on that date. As of March 14, 2005, there were 133,474,125 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, are incorporated by reference into Part III of this Report.

PART I

Item 1.     Business.

General

As a business development company, or BDC, we are in the private equity business. Specifically, we provide long-term debt and equity capital. We believe the private equity capital markets are important to the growth of small and middle market companies because such companies often have difficulty accessing the public debt and equity capital markets because their capital needs are too small to be attractive to the public markets, or because they are in need of long-term growth capital, which banks do not generally provide. We believe that we are well positioned to be a source of capital for such companies.

We have participated in the private equity business since we were founded in 1958. We have financed thousands of companies nationwide. We generally invest in established, middle market companies with adequate cash flow for debt service. We are not venture capitalists, and we generally do not provide seed, or early stage, capital.

We invest in the American entrepreneurial economy. Our private finance portfolio includes investments in over 100 companies with aggregate annual revenue of approximately $11 billion that employ more than 100,000 jobs.

Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we invest in companies in a variety of industries, non-investment grade commercial mortgage-backed securities (CMBS) and collateralized debt obligation bonds and preferred shares (CDOs).

Private Equity Investing

As a private equity investor, we spend significant time and effort identifying, structuring, performing due diligence, monitoring, valuing, and ultimately exiting our investments. We generally target companies in less cyclical industries with, among other things, high return on invested capital, management teams with meaningful equity ownership, well-constructed balance sheets, and that have the ability to generate free cash flow. Each investment is subject to an extensive due diligence process. It is not uncommon for a single investment to take from two months to a full year to complete, depending on the complexity of the transaction.

Our investment activity is primarily focused in three areas:

•	Lending second lien or subordinated debt with or without equity features to middle market companies (also known as mezzanine investing),

•	Buying controlling equity stakes in middle market companies (also known as buyout investing), and

•	Investing in non-investment grade classes of commercial mortgage-backed securities and collateralized debt obligations.

We have chosen these investment classes because the investments can be structured to provide recurring cash flow to us as the investor. In addition to earning interest income, we may earn income from management, diligence, structuring or other fees. We may also enhance our total return through capital gains through equity features, such as a nominal cost warrants, or by investing in equity instruments. Net realized gains received over the past ten years as a percentage of total assets are shown in the chart below.

Our investments in mezzanine loans, equity investments in middle market companies, and non-investment grade tranches of CMBS and CDO pools are generally long-term in nature and privately negotiated, and no readily available market exists for them. This makes our investments highly illiquid and, as a result, we cannot readily trade them. When we make an investment, we enter into a long-term arrangement where our ultimate exit from that investment may be five to ten years in the future.

We believe illiquid investments generally provide better investment returns on average over time than do more liquid investments, such as public equities, public debt instruments, or large syndicated senior loans, because of the increased risk in holding such investments. Investors in illiquid investments cannot manage risk through investment trading techniques. In order to manage our risk, we focus on careful investment selection, thorough due diligence, portfolio monitoring and portfolio diversification. Our investment management processes have been designed to incorporate these tools.

We believe our business model is well suited for long-term illiquid investing. Our balance sheet is capitalized with significant equity capital and we use only a modest level of debt capital, which allows us the ability to manage through difficult market conditions with less risk of liquidity issues. Under the Investment Company Act of 1940 we are restricted to a debt to equity ratio of approximately one-to-one. Thus, our capital structure, which includes a modest level of long-term leverage, is well suited for long-term illiquid investments. However, since we are limited as to the amount of debt capital we can use to finance our commercial real estate investments, we are evaluating various strategic alternatives for our commercial real estate platform. These alternatives may include the sale, spin-out or recapitalization of all or part of our commercial real estate investments.

In general, we compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. However, we primarily compete with private equity funds because they are also focused on providing long-term debt and equity capital to middle market companies. We believe that we have key structural and operational advantages when compared to private equity funds.

Many private equity funds operate with different cost structures than ours, which often include management and carried interest fees (which are sometimes referred to as incentive fees) paid to the management of an external investment adviser. We are internally managed and have no external adviser. In addition, our access to the public equity markets generally allows us the opportunity to raise equity capital at a lower cost than that of private equity funds. Our lower cost of capital may give us a pricing advantage when competing for new investments. In addition, we believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than a traditional private equity fund, which typically has a limited life. For additional information concerning the competitive risks we face, see “Risk Factors — We operate in a competitive market for investment opportunities.”

Private Finance Portfolio

Our private finance portfolio is primarily composed of mezzanine loans (junior capital generally in the form of subordinated debt, with or without equity features) and equity securities (including preferred and common interests). Our capital is used to fund:

• growth	• note purchases
• acquisitions	• bridge financings
• buyouts	• other types of financings
• recapitalizations

We focus on mezzanine and buyout investments where we can select investments that are structured to generate current returns as well as potential future capital gains. It is our preference to structure our investments with a focus on current recurring interest and other portfolio income. Our loans generally have interest-only payments in the early years and payments of both principal and interest in the later years with maturities of five to ten years, although maturities and principal amortization schedules may vary. Our loans are also generally unsecured and generally carry a fixed rate of interest, which is generally paid to us quarterly. We generally target a minimum 10% weighted average current portfolio yield on the debt component of our private finance portfolio. The weighted average yield on our private finance loans and debt securities was 13.9% at December 31, 2004.

To the extent that we buy a controlling equity stake in a company, we generally structure our investments such that we earn a current return through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common equity, and management or transaction services fees to compensate us for the managerial assistance that we may provide to a controlled portfolio company. We believe that the transaction fees charged for the services we provide to portfolio companies are generally comparable with transaction fees charged by others in the private equity industry for performing similar services. In our buyout investments, we own a substantial percentage of the equity of the portfolio company as compared to a non-control mezzanine investment. Thus there is potential to realize larger capital gains as well as current return through buyout investing as compared to mezzanine investing.

We may fund most or all of the debt and equity capital upon the closing of buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to closing, the portfolio company may refinance all or a portion of this senior debt, resulting in a repayment to us. The amount of lower-yielding senior debt outstanding to portfolio companies at any point in time may cause the weighted average yield on the private finance debt portfolio to fluctuate.

We intend to continue a balanced approach to private finance investing that emphasizes a complementary mix of mezzanine investments and buyout investments, subject to regulatory diversity requirements. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains.

At December 31, 2004, 70% of the private finance portfolio at value consisted of loans and debt securities and 30% consisted of equity securities. At December 31, 2004, 59.1% of the private finance investments at value were in companies more than 25% owned, 8.2% were in companies 5% to 25% owned, and 32.7% were in companies less than 5% owned.

Our largest buyout investments at December 31, 2004, were in Business Loan Express, LLC and Advantage Sales & Marketing, Inc.

Business Loan Express, LLC. At December 31, 2004, our investment in Business Loan Express, LLC (BLX) totaled $335.2 million at value, or 10.3% of our total assets, which includes unrealized appreciation of $54.8 million. BLX is a national, non-bank lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company. BLX is a nationwide preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans and small investment real estate loans, and originates loans under the USDA Business and Industry Guaranteed Loan Program. BLX’s loan products are designed specifically for small businesses with financing needs of up to $4.0 million. We acquired BLX in December 2000. BLX has offices across the United States and is headquartered in New York, New York.

Advantage Sales and Marketing, Inc. At December 31, 2004, our investment in Advantage Sales & Marketing, Inc. (Advantage) totaled $283.0 million at value, or 8.7% of our total assets, which includes unrealized appreciation of $24.3 million. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. We completed the purchase of a majority ownership in Advantage in June 2004. Advantage has offices across the United States and is headquartered in Irvine, CA.

We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable. These investments are also generally illiquid.

When assessing a prospective private finance investment, we generally look for companies in less cyclical industries in the middle market (i.e., $50 million to $500 million in revenues) with certain target characteristics, which may or may not be present in the companies in which we invest. Our target investments generally are in companies with the following characteristics:

•	Management team with meaningful equity ownership

•	Dominant or defensible market position

•	High return on invested capital

•	Stable operating margins

•	Ability to generate free cash flow

•	Well-constructed balance sheet

The industry and geographic compositions of the private finance portfolio at value at December 31, 2004 and 2003, were as follows:

	2004	2003

Industry

Business services	32%	22%

Financial services	21	19

Consumer products	20	30

Healthcare services	8	8

Industrial products	8	6

Retail	2	4

Energy Services	2	4

Broadcasting and cable	2	2

Other	5	5

Total	100%	100%

Geographic Region

Mid-Atlantic	40%	40%

West	30	16

Midwest	16	26

Southeast	10	13

Northeast	4	4

International	—	1

Total	100%	100%

We monitor the portfolio to maintain diversity within the industries in which we invest. We currently do not have a policy with respect to “concentrating” (i.e., investing 25% or more of our total assets) in any particular industry and currently our portfolio is not concentrated. We may or may not concentrate in any industry or group of industries in the future. The geographic region for the private finance portfolio depicts the location of the headquarters for our portfolio companies. The portfolio companies may have a number of other locations.

Commercial Real Estate Finance Portfolio

Our commercial real estate investments are generally in the non-investment grade tranches of commercial mortgage-backed securities, also known as CMBS, and in the bonds and preferred shares of collateralized debt obligations, also known as CDOs.

With regard to CMBS, “non-investment grade” means that nationally recognized statistical rating organizations rate these securities below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Unlike most “junk bonds,” which are typically unsecured debt instruments, the non-investment grade CMBS bonds in which we invest are secured by an underlying collateral pool of commercial mortgage loans, which are, in turn, secured by commercial real estate. The underlying collateral for our CMBS bonds consist of senior mortgage loans on commercial real estate properties where the loans, on average, were underwritten to achieve a loan to value ratio of approximately 70%. We generally invest at the initial issuance of the CMBS, and are able to review the underlying collateral of mortgage loans as if we were making an initial decision to fund such loans and to determine if we want to exclude loans that do not meet our credit, collateral, structural or other standards. We also negotiate to acquire the securities at significant discounts from their face amount. When we acquire CMBS bonds at initial issuance, we have generally acquired bonds rated BB+ through unrated. From time-to-time, we may sell the BB+ through B+ rated bonds individually or in pools to provide liquidity and/or to reduce the level of lower yielding bonds in the portfolio. The yield on the CMBS bond portfolio will vary depending on the concentration of lower yielding bonds held at any point in time. At December 31, 2004, our CMBS portfolio had a weighted average yield to maturity of 14.6%.

Our CMBS bonds by rating classification at December 31, 2004, were as follows:

	2004

		Percentage of
	Value	Total Value
($ in millions)
AA	$4.6	1.2%

A	4.5	1.2

BBB-	9.0	2.4

BB+	7.7	2.1

BB	6.0	1.6

BB-	7.7	2.1

B+	15.3	4.1

B	62.6	16.7

B-	88.1	23.6

CCC+	18.6	5.0

CCC	20.3	5.4

CC	0.6	0.2

Unrated	128.8	34.4

Total	$373.8	100.0%

At December 31, 2004, the age of our bonds with a rating class of B+ and lower was as follows:

		Percentage of
	Value	Total Value
($ in millions)
Less than one year old	$82.9	24.8%

One to two years old	55.4	16.6

Two to three years old	29.9	8.9

Three years old or older	166.1	49.7

Total	$334.3	100.0%

At December 31, 2004, the underlying pools of mortgage loans that are collateral for our CMBS consisted of approximately 6,200 commercial mortgage loans and real estate properties owned. The underlying mortgage loans securing the CMBS, calculated using the outstanding principal balance at December 31, 2004 and 2003, were diversified over the following property types and geographic locations:

	2004	2003

Property Type

Retail	34%	35%

Office	26	24

Housing	24	25

Industrial	6	5

Hospitality	4	5

Other	6	6

Total	100%	100%

Geographic Region

West	29%	31%

Mid-Atlantic	27	27

Midwest	22	21

Southeast	17	17

Northeast	5	4

Total	100%	100%

In addition to our CMBS investments, we have invested in the bonds and preferred shares of CDOs which are secured by investment grade unsecured debt issued by various real estate investment trusts, or REITs, investment grade and non-investment grade CMBS, and other real estate related collateral. The bonds and the preferred shares of the CDOs in which we have invested are junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. The yield on our CDO bonds and preferred shares at December 31, 2004, was 16.8%.

Business Processes

Private Finance

Business Development and New Deal Origination. Over the years, we have developed and maintained relationships with numerous private equity investors, investment banks, business brokers, merger and acquisition advisors, financial services companies, banks, law firms and accountants through whom we source investment opportunities. Through these relationships, especially those with private equity sponsors, we believe we have been able to strengthen our position as a long-term investor. We are well known in the private equity industry, and we believe that our experience and reputation provide a competitive advantage in originating new investments.

New Deal Underwriting and Investment Execution. In a typical private finance transaction, we review, analyze, and substantiate through due diligence the business plan and operations of the potential portfolio company. We perform financial due diligence, perform operational due diligence, study the industry and competitive landscape, and conduct reference checks with company management or other employees, customers, suppliers, and competitors, as necessary. We may work with external consultants, including accounting firms and industry or operational consultants, in performing due diligence and in monitoring our portfolio investments.

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and the other capital providers, including senior, junior, and equity capital providers, to structure a “deal.” We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. The typical mezzanine transaction requires approximately two to six months of diligence and structuring before funding occurs. The typical buyout transaction may take up to one year to complete because the due diligence and structuring process is significantly longer when investing in a substantial equity stake in the company.

Our investments are tailored to the facts and circumstances of the deal. The specific structure is designed to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, or other protective provisions. In addition, each debt investment is individually priced to achieve a return that reflects our rights and priorities in the portfolio company’s capital structure, the structure of the debt instrument, and our perceived risk of the investment. Our loans and debt securities have an annual stated interest rate; however, that interest rate is only one factor in pricing the investment. The annual stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity or upon prepayment. In addition to the interest earned on loans and debt securities, our mezzanine investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. The warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, if the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

The key steps in our private finance investment process are:

•	Initial investment screening;

•	Initial investment committee approval;

•	Due diligence, structuring and negotiation;

•	Internal review of diligence results;

•	Final investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all mezzanine investments that represent a commitment equal to or greater than $20 million and every buyout transaction); and

•	Funding of the investment (due diligence must be completed with final investment committee approval before funds are disbursed).

The investment process benefits from the significant professional experience of the members of our investment committee, which is chaired by our Chief Executive Officer and includes our Chief Operating Officer, our Chief Financial Officer and other senior investment officers.

Portfolio Monitoring and Development. We monitor the progress of the companies in our portfolio. Middle market companies often lack the management expertise and experience found in larger companies. As a BDC, we are required by the 1940 Act to make available significant managerial assistance to our portfolio companies. Our senior level professionals work with portfolio company management teams to assist them to acquire other companies, to optimize their cost structures, to recruit management talent, to develop their marketing strategies, and to provide a variety of other services. We also support our portfolio companies’ efforts to structure and attract additional capital.

With respect to our private finance portfolio, our team of investment professionals regularly monitors the status and performance of each investment. This portfolio company monitoring process generally includes review of the company’s financial performance against its business plan, review of current financial statements and compliance with financial covenants, evaluation of significant current developments and assessment of future exit strategies. We may have board observation rights for mezzanine investments, which allows us to attend portfolio company board meetings. For buyout investments, we generally hold a majority of the seats on the board of directors.

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

Private finance investments are priced to provide an investment return considering the fact that certain investments in the portfolio may underperform or result in loss of investment return or investment principal. As a private equity investor, we will incur losses from our investing activities, however we have a history of working with troubled portfolio companies in order to recover as much of our investments as is practicable.

Commercial Real Estate Finance

CMBS and CDOs. The typical CMBS or CDO investment takes between two to three months to complete. We receive extensive underwriting information regarding the mortgage loans and other securities comprising a CMBS or CDO pool from the issuer. We then work with the issuer, the investment bank, and the rating agencies to underwrite the collateral securing our investment. For instance when we review the underlying commercial mortgage loans securing a CMBS transaction, we analyze the estimate of cash flow and debt service coverage, and assess the collateral value and loan-to-value ratios. We study the local real estate market trends and form an opinion as to whether the loan as originally underwritten by the issuer is sound. Based on the findings of our diligence procedures, we may reject certain mortgage loans from inclusion in the collateral pool.

The key steps in our CMBS and CDO investment process are:

•	Initial assessment of collateral pool data;

•	Preparation of preliminary bid letter;

•	Due diligence, structuring and negotiation;

•	Investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all investments that are equal to or greater than $20 million); and

•	Funding of the investment (due diligence must be completed with final investment committee approval before funds are disbursed).

The investment process benefits from the significant professional experience of our real estate investment committee members. CMBS and CDO transactions are approved by the commercial real estate investment committee, which is chaired by our Chief Executive Officer and includes our Chief Operating Officer, our Chief Financial Officer and other senior investment officers.

With respect to our CMBS and CDO portfolio, we monitor the performance of the underlying collateral pool through data provided by master and special servicers. These third-party master servicers are responsible for the day-to-day loan servicing functions, including billing, payment processing, collections on loans less than 60 days past due, tax and insurance escrow processing, and property inspections. Special servicers are responsible for collections on loans greater than 60 days past due, including workout administration and management of foreclosed properties, and loans less than 60 days past due that have had a transfer event.

When a loan moves to the designated special servicer, a workout plan is formulated by the special servicer and reviewed by us when we hold the controlling interest in the lowest rated tranche outstanding, which is generally the non-rated tranche at issuance. Once reviewed by us, the special servicer carries out the workout plan, updating us on the status. With respect to certain CMBS issuances where we own the controlling class of securities, we generally have the ability to replace the existing named special servicer at any time. In addition, we are the named special servicer on certain CMBS issuances. We act as the disposition consultant with respect to certain of our CDO investments, which allows us to approve disposition plans for individual collateral securities.

Portfolio Grading

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

Portfolio Valuation

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At December 31, 2004, portfolio investments recorded at fair value were approximately 92% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

In determining a multiple to use for valuation purposes, we generally look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

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

Valuation Methodology — CMBS Bonds and CDO Bonds and Preferred Shares. CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar CMBS bonds and CDO bonds and preferred shares. Our assumption with regard to discount rate may be based on the yield of comparable securities, when available. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CMBS bond ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the bonds. We have determined the fair value of our CMBS bonds and CDO bonds and preferred shares on an individual security-by-security basis. If we were to sell a group of these investments in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual bonds or preferred shares.

Valuation Process. The portfolio valuation process is managed by our Chief Valuation Officer (“CVO”). The CVO works with the investment professionals responsible for each investment. The following is a description of the steps we take each quarter to determine the value of our portfolio.

•	Our valuation process begins with each portfolio company or investment being initially valued by our deal team, led by the Managing Director or senior officer who is responsible for the portfolio company relationship.

•	The CVO reviews the valuation data. The CVO, members of the valuation team, and an independent third-party consultant, as applicable for private finance investments, meet with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the deal team for each of their respective investments.

•	Each investment committee (private finance and commercial real estate finance) meets with the CVO where members of the investment committees have the opportunity to discuss the preliminary valuation results.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Board of Directors meets to discuss valuations and review the input of the CVO and management.

•	To the extent there are changes or if additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio in good faith.

In connection with our valuation process to determine the fair value of a private finance investment, we work with independent third-party consultants to obtain assistance and advice as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter (for all investments with a cost or value greater than $250,000). In addition, we may receive independent assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these independent valuation resources is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.

Disposition of Investments

We manage our portfolio of investments in an effort to maximize our expected returns. Our portfolio is large and diverse and we frequently are repaid by our borrowers and exit our debt and equity investments as portfolio companies are sold, recapitalized or complete an initial public offering. In our mezzanine investments, we frequently are in a minority ownership position in a portfolio company, and as a result, generally exit the investment when the majority equity stakeholder decides to sell or recapitalize the company. Where we have a control position in our investment, as we frequently have in buyout investments and in CMBS and CDO investments, we have more flexibility and can determine whether or not we should exit our investment. Our most common exit strategy for a buyout investment is the sale of a portfolio company to a strategic or financial buyer. If an investment has appreciated in value, we may realize a gain when we exit the investment. If an investment has depreciated in value, we may realize a loss when we exit the investment.

We are in the investment business, which includes acquiring and exiting investments. It is our policy not to comment on potential transactions in the portfolio prior to reaching a definitive agreement or, in many cases, prior to consummating a transaction. To the extent we enter into any material transactions, we would provide disclosure as required.

Dividends

We have elected to be taxed as a regulated investment company under subchapter M of the Internal Revenue Code. As such, we are not subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We pay regular quarterly dividends based upon an estimate of annual taxable income, which includes our taxable interest, dividend, and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. The percentage of our dividend generated by ordinary taxable income versus capital gain income will vary from year to year. Depending on many factors impacting portfolio activities, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make, we will be in a “build” or “harvest” mode for our portfolio investments. As illustrated in the chart below, when we are “building” the portfolio, ordinary taxable income typically grows as a percentage of the total dividend. When we are exiting investments, or in a “harvest” mode, net capital gains typically grow as a percentage of the total dividend. We believe that the ability to generate both ordinary and capital gain income has built predictability in the dividends we pay. The percentage of ordinary taxable income versus net capital gain income supporting the dividend since 1985 is shown below.

Corporate Structure and Offices

We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. We have a subsidiary, Allied Investment Corporation, which has also elected to be regulated as a BDC and is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. See “Certain Government Regulations” below for further information about small business investment company regulation.

In addition, we have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries that are single-member limited liability companies established primarily to hold real estate properties. We also have a subsidiary, A.C. Corporation, that provides diligence and structuring services on private finance and commercial real estate transactions, as well as structuring, transaction, management, and advisory services to Allied Capital, our portfolio companies and other third parties.

Our executive offices are located at 1919 Pennsylvania Avenue, NW, Washington, DC 20006-3434 and our telephone number is (202) 331-1112. In addition, we have regional offices in New York, Chicago, and Los Angeles.

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

Employees

At December 31, 2004, we employed 162 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of these individuals are located in our Washington, DC office. We believe that our relations with our employees are excellent.

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company, such as our investment in Allied Investment Corporation) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

•	meets such other criteria as may be established by the SEC.

Control as defined by the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide significant managerial assistance to our portfolio companies. See “Risk Factors” — “Our ability to invest in private companies may be limited in certain circumstances.”

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders unless we meet the applicable asset coverage ratio at the time of the distribution. This limitation is not applicable to borrowings by our small business investment company subsidiary, and therefore any borrowings by this subsidiary are not included in this asset coverage test pursuant to exemptive relief. See “Risk Factors.”

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

We have designated a chief compliance officer and established a compliance program pursuant to the requirements of the 1940 Act. We are periodically examined by the SEC for compliance with the 1940 Act.

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

As a business development company under the 1940 Act, we are entitled to provide and have provided loans to our officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we have been prohibited from making new loans to our executive officers since July 2002.

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

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services.

Allied Investment provides long-term loans to qualifying small businesses; equity investments and consulting and advisory services are typically provided only in connection with such loans.

Allied Investment is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

We, through Allied Investment, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $119.0 million from the Small Business Administration. At December 31, 2004, we had $77.5 million outstanding and the Small Business Administration had a commitment to lend up to an additional $7.3 million above the amount outstanding. The commitment expires on September 30, 2005.

Regulated Investment Company Status. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, otherwise referred to as the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash.

Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

•	Our Chief Executive Officer and Chief Financial Officer certify the accuracy of the financial statements contained in our periodic reports, and so certified through the filing of Section 302 certifications as exhibits to the Form 10-K filed in 2004;

•	Our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our annual report on Form 10-K contains a report from our management on internal control over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting, which must be audited by our independent registered public accounting firm.

•	Our periodic reports disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the New York Stock Exchange has adopted corporate governance changes to its listing standards. We have adopted certain policies and procedures to comply with the New York Stock Exchange’s corporate governance rules, and in 2004 we submitted the required CEO certification to the New York Stock Exchange pursuant to Section 303A 12(a) of the listed company standards.

Forward-Looking Statements

You should read the information contained in this Form 10-K in conjunction with the Company’s 2004 Consolidated Financial Statements and Notes thereto contained in the Company’s 2004 Annual Report to Stockholders. The 2004 Annual Report to Stockholders and this Form 10-K contain certain forward-looking statements. These statements include management’s plans and objectives for future operations and financial objectives, loan portfolio growth and availability of funds. There are inherent uncertainties in predicting future results and conditions, and certain factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements. These factors are described in the “Risk Factors” section below. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption in our operations due to terrorism, future changes in laws or regulations and conditions in our operating areas and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe that the assumptions underlying the forward-looking statements included or incorporated by reference in this document are reasonable, any of the assumptions could be inaccurate and therefore, we cannot assure you that the forward-looking statements included or incorporated by reference in this document will prove to be accurate. Therefore, you should not regard the inclusion of this information as an assurance that our plans and objectives will be achieved.

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

Investing in private companies involves a high degree of risk. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, these businesses generally have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2004, portfolio investments recorded at fair value were approximately 92% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment or a slow down in middle market merger and acquisition activity may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the timing of exit events in our portfolio and could negatively affect the amount of gains or losses upon exit.

Our borrowers may default on their payments, which may have a negative effect on our financial performance. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

Our private finance investments may not produce current returns or capital gains. Our private finance investments are typically structured as unsecured debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, our private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is our largest portfolio investment. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change. At December 31, 2004, our investment in BLX totaled $335.2 million at value, or 10.3% of total assets and for the year ended December 31, 2004, interest and related portfolio income earned from our investment in BLX was $50.0 million, or 13.6% of total interest and related portfolio income.

In addition, as controlling equity owner of BLX, we have provided an unconditional guaranty to BLX’s senior credit facility lenders in an amount equal to 50% of BLX’s total obligations on its $275.0 million revolving credit facility. The amount we have guaranteed at December 31, 2004, was $94.6 million. This guaranty can only be called in the event of a default by BLX. At December 31, 2004, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

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

At December 31, 2004, we had $1,176.6 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.6%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.4%.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2004, our asset coverage for senior indebtedness was 280%.

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

We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be subject to a 4% excise tax on such income carried forward and distributed in the next tax year.

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

We operate in a competitive market for investment opportunities. We compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

Our business depends on our key personnel. We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities, which could have a negative effect on our business.

Changes in the law or regulations that govern us could have a material impact on us or our operations. We are regulated by the SEC and the Small Business Administration. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

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

Until the question raised by the staff of the SEC pertaining to the Federal Reserve’s 1998 change to its margin rules has been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or those that otherwise qualify as an “eligible portfolio company” under the 1940 Act.

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

Results may fluctuate and may not be indicative of future performance. Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

Item 2. Properties.

Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC 20006-3434. Our lease for approximately 52,000 square feet of office space at that location expires in December 2010. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in Chicago, New York, and Los Angeles.

Item 3. Legal Proceedings.

On June 23, 2004, we were notified by the SEC that they are conducting an informal investigation of us. On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to us at this time, the inquiries appear to pertain to matters related to portfolio valuation and our portfolio company, Business Loan Express, LLC. We are cooperating with the SEC’s and the U.S. Attorney’s investigations.

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

On November 4, 2004, Ferolie refiled its “Petition to Compel Arbitration” in the Circuit Court of Cook County, Illinois. The allegations and relief requested in this proceeding are identical to the assertions made by Ferolie in the two previously dismissed proceedings. On February 15, 2005, the Circuit Court of Cook County, Illinois entered an order denying Ferolie’s motion for an order compelling the Company to arbitrate the claims asserted by Ferolie against it. In the same order, the Circuit Court of Cook County, Illinois granted Ferolie’s motion to compel arbitration of the claims asserted against Advantage Sales & Marketing and the affiliated entity.

In addition to the above matters, we are party to certain lawsuits in the normal course of business.

While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that these matters will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information in response to this Item is incorporated herein by reference to the “Stockholder Information” and to the “Selected Consolidated Financial Data” section of our Annual Report to Stockholders for the year ended December 31, 2004, (the “2004 Annual Report”) as well as Note 11, “Dividends and Distributions” from our Notes to the Consolidated Financial Statements included in the 2004 Annual Report. The quarterly stock prices quoted therein represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

During 2004, we issued 221,531 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 7, “Shareholders’ Equity” of our Notes to the Consolidated Financial Statements included in the 2004 Annual Report for additional information.

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

The following table provides information for the quarter ended December 31, 2004, regarding shares of our common stock that were purchased under our Non-Qualified Deferred Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third-party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)

10/1/2004 – 10/31/2004	30	$24.99

11/1/2004 – 11/30/2004	—	—

12/1/2004 – 12/31/2004	29	26.54
DCP II(2)

10/1/2004 – 10/31/2004	5,760	24.99

11/1/2004 – 11/30/2004	77	24.99

12/1/2004 – 12/31/2004	122,678	27.61

Total	128,574	$27.49

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash to purchase shares of our common stock in the market.

Item 6. Selected Financial Data.

Information in response to this Item is incorporated herein by reference to the table in the “Selected Consolidated Financial Data” section of the 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information in response to this Item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Our business activities contain elements of risk. We consider the principal types of market risk to be fluctuations in interest rates and treasury rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

We invest in CMBS and CDO bonds, which were purchased at prices that are based in part on comparable Treasury rates. The fair value of these bonds may change as interest rates change over time. We have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts.

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

The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $38.2 million and $98.5 million at December 31, 2004 and 2003, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the cash collateral provided or received under the terms of the transactions were $38.2 million and $98.5 million at December 31, 2004 and 2003, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS bonds and CDO bonds that we own and have hedged on the balance sheet date.

In addition, we may have risk regarding portfolio valuation. See “Business — Portfolio Valuation” above.

Item 8. Financial Statements and Supplementary Data.

Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, Notes thereto, Management’s Report on Internal Control Over Financial Reporting, and Reports of Independent Public Accountants thereon contained in the 2004 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures. As of the end of the year covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b) Management’s Report on Internal Controls over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is set forth under the heading “Management’s Report on Internal Control over Financial Reporting” in the Annual Report and is incorporated herein by reference. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in the report that is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 45 in our 2004 Annual Report and is incorporated herein by reference.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 45 in our 2004 Annual Report and is incorporated herein by reference.

(d) Changes in Internal Controls. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-f of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Additional Compensation Information

The Compensation Committee has established a long-term incentive compensation program whereby the Compensation Committee of the Board of Directors determines an individual performance award (“IPA”)for certain officers annually at the beginning of each year. In determining the award for any one officer, the Compensation Committee considers individual performance factors, as well as the individual’s contribution to the returns generated for stockholders, among other factors. The individual performance awards are deposited in a trust in four approximately equal cash installments, on a quarterly basis, and the cash is used to purchase shares of the Company’s common stock in the market. The following table presents the individual performance awards that have been awarded for 2005 to the three highest paid executive officers as well as for other participants as a group:

2005
Individual
Name and Position	Performance Award(1)

William L. Walton, Chief Executive Officer	$1,475,000

Joan M. Sweeney, Chief Operating Officer	750,000

John M. Scheurer, Managing Director	550,000

All Executive Officers as a Group (excluding the three listed above)	3,385,500

Non-Executive Officers as a Group	1,345,000

(1)	Represents individual performance awards expected to be expensed for financial reporting purposes for 2005, assuming each participant remains employed by the Company throughout the year.

As a result of recent changes in regulation imposed by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting and retaining top performers in private equity firms, the Compensation Committee recommended to the Board and the Board has approved that for 2005 a portion of the IPA should be replaced with an individual performance bonus (“IPB”). The IPB for 2005 has been determined to be approximately $7.5 million. The IPB will be distributed in cash to award recipients in equal bi-weekly installments as long as each recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. The following table presents the individual performance bonuses that have been awarded for 2005 for the three highest paid executive officers, as well as for other recipients as a group:

2005
Individual
Name and Position	Performance Bonus(1)

William L. Walton, Chief Executive Officer	$1,475,000

Joan M. Sweeney, Chief Operating Officer	750,000

John M. Scheurer, Managing Director	550,000

All Executive Officers as a Group (excluding the three listed above)	3,385,500

Non-Executive Officers as a Group	1,345,000

(1)	Represents individual performance bonuses expected to be expensed for financial reporting purposes for 2005, assuming each recipient remains employed by the Company throughout the year.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors — Committees of the Board of Directors” and “Proposal 1. Election of Directors — Information about Executive Officers” of our definitive proxy statement in connection with its 2005 Annual Meeting of Stockholders, scheduled to be held on May 17, 2005, (the “2005 Proxy Statement”).

We have adopted a Code of Business Conduct for all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct on our website at www.alliedcapital.com. We will provide you a copy of our Code of Business Conduct without charge upon request. To obtain a copy of our Code of Business Conduct, please send your written request to Allied Capital Corporation, 1919 Pennsylvania Avenue, N.W., Washington, D.C. 20006, Attn: Corporate Secretary.

Any waivers of the Code of Business Conduct must be approved, in advance, by our Board of Directors. Any amendments to, or waivers from the Code of Business Conduct that apply to our executive officers and directors will be posted on our website located at www.alliedcapital.com.

Our common stock is listed on the New York Stock Exchange (NYSE). Effective in 2004, the NYSE revised its listing standards to include comprehensive corporate governance standards. As part of these revised listing standards, the NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that the company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after our 2004 annual meeting of stockholders, William L. Walton, our Chairman and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

Item 11. Executive Compensation.

Information in response to this Item is incorporated by reference to the subsection “Proposal 1. Election of Directors — Compensation of Directors and Certain Executive Officers” of the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated by reference to the subsections “Proxy Statement — Security Ownership of Management and Certain Beneficial Owners” of the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated by reference to the section “Proposal 1. Election of Directors — Certain Relationships and Related Transactions” of the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information in response to this Item is incorporated by reference to the subsections “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to KPMG LLP for 2004 and 2003” and “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Report of the Audit Committee” of the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firm thereon contained in the Company’s 2004 Annual Report, filed herewith.

           Management’s Report on Internal Control over Financial Reporting.

           Reports of Independent Registered Public Accounting Firm.

           Consolidated Balance Sheet as of December 31, 2004 and 2003.

           Consolidated Statement of Operations for the years ended December 31, 2004, 2003, and 2002.

           Consolidated Statement of Changes in Net Assets for the years ended December 31, 2004, 2003, and 2002.

           Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

           Consolidated Statement of Investments as of December 31, 2004.

           Notes to Consolidated Financial Statements.

2. The following financial statement schedules are filed herewith:

           Schedule 12-14 of Investments in and Advances to Affiliates.

           In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on December 15, 2004).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2	Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.2(a)	First Amendment to Restated Credit Agreement, dated as of October 6, 2003. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.2(c)	Third Amendment to Credit Agreement, dated May 28, 2004. (Incorporated by reference to Exhibit 10.2(c) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.3	Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4	Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to the registration statement on Form N-2 (File No. 33-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 of Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5	Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.11	Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.4a of Allied Capital’s Form 10-K for the year ended December 31, 1999).
10.12	Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).

Exhibit
Number	Description

10.13	Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15	Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17	Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18	Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19	Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.25	Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.27	Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30	Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003.)
10.32	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003.

Exhibit
Number	Description

10.33	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.34	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of November 15, 1999. (Incorporated by reference to Exhibit 10.34 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
11	Statement regarding computation of per share earnings is incorporated by reference to Note 8 to the Allied Capital’s Notes to the Consolidated Financial Statements contained in Allied Capital’s 2004 Annual Report filed as Exhibit 13 herewith.
13*	Excerpts from Allied Capital’s 2004 Annual Report to Shareholders.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
     A.C. Corporation                                                                 Delaware
     Allied Investment Corporation                                            Maryland
     Allied Capital REIT, Inc.                                                     Maryland
     Allied Capital Holdings LLC                                               Delaware
Allied Capital Beteiligungsberatung GmbH (inactive) Germany
23*	Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

/s/ WILLIAM L. WALTON

William L. Walton
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ WILLIAM L. WALTON William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ BROOKS H. BROWNE Brooks H. Browne	Director	March 15, 2005

/s/ JOHN D. FIRESTONE John D. Firestone	Director	March 15, 2005

/s/ ANTHONY T. GARCIA Anthony T. Garcia	Director	March 15, 2005

/s/ ANN TORRE GRANT Ann Torre Grant	Director	March 15, 2005

/s/ LAWRENCE I. HEBERT Lawrence I. Hebert	Director	March 15, 2005

/s/ JOHN I. LEAHY John I. Leahy	Director	March 15, 2005

/s/ ROBERT E. LONG Robert E. Long	Director	March 15, 2005

/s/ ALEX J. POLLOCK Alex J. Pollock	Director	March 15, 2005

/s/ GUY T. STEUART II Guy T. Steuart II	Director	March 15, 2005

/s/ JOAN M. SWEENEY Joan M. Sweeney	Director	March 15, 2005

/s/ LAURA W. VAN ROIJEN Laura W. van Roijen	Director	March 15, 2005

/s/ PENNI F. ROLL Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description

13	Excerpts from Allied Capital’s 2004 Annual Report to Shareholders.
23	Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends
Portfolio Company		Credited		December 31, 2003	Gross	Gross	December 31, 2004
(in thousands)	Investment (1)	to Income(7)	Other(2)	Value	Additions (3)	Reductions (4)	Value
Companies More Than 25% Owned

ACE Products, Inc.	Loan	$245		$50	$—	$(50)	$—
(Industrial Products)	Common Stock			—	—	—	—

Acme Paging, L.P.	Loan(5)	—		4,496	135	(4,631)	—
(Telecommunications)	Equity Interests			2,586	—	(1,356)	1,230
	Common Stock			—	—	—	—

Advantage Sales Marketing, Inc.	Loan	3,724		—	59,729	—	59,729
(Business Services)	Debt Securities	11,844		—	125,498	—	125,498
	Common Stock			—	97,724	—	97,724

Alaris Consulting, LLC	Loan(5)	(64)		8,160	4,310	(7,807)	4,663
(Business Services)	Equity Interests			—	—	—	—

American Healthcare Services, Inc. and Affiliates	Loan(5)	—		23,501	5,744	(25,020)	4,225
(Healthcare Services)	Debt Securities	—		8,684	—	(8,684)	—
	Common Stock			—	—	—	—

Avborne, Inc.	Loan	272	177	2,863	—	(1,771)	1,092
(Business Services)	Preferred Stock			2,300	5,020	—	7,320
	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Business Loan Express, LLC	Loan	2		—	10,000	(10,000)	—
(Financial Services)	Debt Securities	10,577		40,044	4,571	—	44,615
	Class A Equity Interests	12,676		47,800	6,062	—	53,862
	Class B Equity Interests *	14,750		99,386	14,750	(15,395)	98,741
	Class C Equity Interests		39	154,960	—	(16,972)	137,988

Callidus Capital Corporation	Loan	273		—	42,213	—	42,213
(Financial Services)	Loan	63		—	1,391	(1,325)	66
	Debt Securities	734		3,500	551	—	4,051
	Common Stock			1,768	1,832	—	3,600

Chickasaw Sales & Marketing, Inc.	Preferred Stock			—	1,000	(1,000)	—
(Consumer Services)	Common Stock			—	2,812	(2,812)	—

The Color Factory, Inc.	Loan	—		6,952	1,812	(8,764)	—
(Consumer Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Fairchild Industrial Products Company	Loan	261		7,166	264	(392)	7,038
(Industrial Products)	Debt Securities	198		3,534	2,420	(2,121)	3,833
	Common Stock			—	2,841	(718)	2,123

Financial Pacific Company	Loan	4,987		—	68,473	—	68,473
(Financial Services)	Preferred Stock *	327		—	10,448	—	10,448
	Common Stock			—	14,819	—	14,819

ForeSite Towers, LLC	Equity Interests *	366		17,638	3,873	—	21,511
(Tower Leasing)

GAC Investments, Inc.	Loan(5)	—		—	11,000	(3,483)	7,517
(Broadcasting & Cable)	Common Stock			—	43,353	(43,353)	—

Global Communications, LLC	Loan	507		2,350	3,919	—	6,269
(Business Services)	Debt Securities	2,842		17,247	946	—	18,193
	Preferred Equity Interest			18,351	—	(3,742)	14,609
	Options			1,639	522	—	2,161

Gordian Group, Inc.	Loan(5)	(19)	664	9,382	3,080	(5,081)	7,381
(Business Services)	Common Stock			4,000	3,435	(7,435)	—

HealthASPex, Inc.	Preferred Stock			700	—	—	700
(Business Services)	Preferred Stock			2,650	—	(897)	1,753
	Common Stock			—	—	—	—

The Hillman Companies, Inc.	Debt Securities	2,091		43,965	604	(44,569)	—
(Consumer Products)	Common Stock			190,577	—	(190,577)	—

HMT, Inc.	Debt Securities	1,478		9,186	128	—	9,314
(Energy Services)	Preferred Stock *	150		2,303	234	—	2,537
	Common Stock			4,264	—	(654)	3,610
	Warrants			1,641	—	(251)	1,390

Housecall Medical Resources, Inc.	Loan	2,668		15,242	368	—	15,610
(Healthcare Services)	Preferred Stock		3,889	3,889	—	(3,889)	—
	Common Stock			23,000	8,898	—	31,898

Impact Innovations Group, LLC	Equity Interests in Affiliate			—	15,528	(14,756)	772
(Business Services)	Warrants			—	—	—	—

Insight Pharmaceuticals Corporation	Senior Loan	21		—	66,115	—	66,115
(Consumer Products)	Loan	18		—	57,213	—	57,213
	Preferred Stock			—	25,000	—	25,000
	Common Stock			—	6,325	—	6,325

This schedule should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2004, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio for the year ended December 31, 2004.

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2004.

(2) Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5) Loan or debt security is on non-accrual status at December 31, 2004, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the year may or may not have been on non-accrual status for the full year ended December 31, 2004.

(6) Data is included for these companies less than 5% owned at December 31, 2004, as these companies were included in the companies 5% to 25% owned category during the past year, however, due to changes in affiliation status were classified in the less than 5% owned category at December 31, 2004.

(7) Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

* All or a portion of the dividend income on this investment was or will be paid in the form of additional securities. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

PRIVATE FINANCE		Amount of Interest or Dividends
Portfolio Company		Credited		December 31, 2003	Gross	Gross	December 31, 2004
(in thousands)	Investment (1)	to Income(7)	Other(2)	Value	Additions (3)	Reductions (4)	Value
Jakel, Inc.	Loan (5)	$461		$2,062	$3,350	$—	$5,412
(Industrial Products)	Debt Securities (5)	1,007		7,770	560	—	8,330
	Preferred Stock			4,069	—	(3,233)	836
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Loan (5)	147		—	6,647	—	6,647
(Financial Service)	Debt Securities (5)	152		—	2,952	(1,056)	1,896
	Equity Interests			—	2,729	(2,729)	—

Litterer Beteiligungs-GmbH	Debt Securities	31		1,379	52	(716)	715
(Business Service)	Equity Interest			—	2,656	(60)	2,596

Maui Body Works, Inc.	Common Stock			—	2,500	(1,420)	1,080
(Healthcare Services)

Mercury Air Centers, Inc.	Senior Loan	1,470		—	20,000	—	20,000
(Business Services)	Loan	4,020		—	34,613	—	34,613
	Common Stock			—	31,214	—	31,214

MVL Group, Inc.	Loan	2,517		19,075	54	(3,473)	15,656
(Business Services)	Debt Securities	2,681		16,787	739	—	17,526
	Common Stock			643	9,157	—	9,800

Pennsylvania Avenue Investors, L.P.	Equity Interests			—	1,027	(235)	792
(Private Equity Fund)

Powell Plant Farms, Inc.	Loan	4,290		21,542	11,500	(9,850)	23,192
(Consumer Products)	Debt Securities (5)	—		11,692	—	(1,104)	10,588
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Loan	627		3,127	198	—	3,325
(Consumer Products)	Debt Securities	1,887		10,243	429	—	10,672
	Preferred Stock	458		6,965	4,699	—	11,664
	Warrants			584	—	—	584

Staffing Partners Holding Company, Inc.	Loan (5)	—		—	1,000	—	1,000
(Business Services)	Debt Securities (5)	216		5,794	290	—	6,084
	Preferred Stock			2,018	—	(57)	1,961
	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Startec Global Communications Corporation	Loan	992		22,170	4,022	(9,671)	16,521
(Telecommunications)	Debt Securities	(649)		—	—	—	—
	Common Stock			—	37,255	(29,455)	7,800

STS Operating, Inc.	Preferred Stock	412		6,473	576	(773)	6,276
(Industrial Products)	Common Stock			3,700	5,932	—	9,632
	Options			—	—	—	—

Sure-Tel, Inc.	Preferred Stock			1,000	—	(1,000)	—
(Consumer Services)	Common Stock			320	—	(320)	—

Total companies more than 25% owned		$91,710					$1,359,641

Companies 5% to 25% Owned

Air Evac Lifeteam	Debt Securities	$2,455		$—	$39,964	$—	$39,964
(Healthcare Services)	Equity Interests			—	3,000	(1,908)	1,092

Aspen Pet Products, Inc.	Loans	3,558		17,675	1,109	—	18,784
(Consumer Products)	Preferred Stock			845	79	(27)	897
	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Becker Underwood, Inc.	Loan	1,144		—	22,939	—	22,939
(Industrial Products)	Common Stock			—	5,000	—	5,000

Border Foods, Inc.	Loan	396		3,000	—	—	3,000
(Consumer Products)	Debt Securities	1,375		9,454	56	—	9,510
	Preferred Stock			2,000	—	—	2,000
	Common Stock			71	—	(71)	—
	Warrants			1,059	—	(1,059)	—

CBA-Mezzanine Capital Finance, LLC	Loan	467		16,185	1,028	(17,213)	—
(Financial Services)

CorrFlex Graphics, LLC	Debt Securities	952		12,699	419	(13,118)	—
(Business Services)	Warrants			18,411	—	(18,411)	—
	Options			1,589	—	(1,589)	—

The Debt Exchange Inc.	Preferred Stock	75		1,250	207	—	1,457
(Business Services)

GFC Holdings, LLC	Warrants			—	800	(800)	—
(Business Services)

Liberty-Pittsburgh Systems, Inc.	Debt Securities	—		2,454	658	(3,112)	—
(Business Services)	Common Stock			—	—	—	—

MasterPlan, Inc.	Loan	147		959	245	—	1,204
(Business Services)	Common Stock			200	3,100	—	3,300

MedBridge Healthcare, LLC	Loan	208		—	11,311	—	11,311
(Healthcare Services)	Convertible
	Debenture (5)	—		—	1,015	(337)	678

MortgageRamp, Inc.	Common Stock			2,084	—	(1,181)	903
(Business Services)

This schedule should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2004, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio for the year ended December 31, 2004.

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2004.

(2) Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5) Loan or debt security is on non-accrual status at December 31, 2004, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the year may or may not have been on non-accrual status for the full year ended December 31, 2004.

(6) Data is included for these companies less than 5% owned at December 31, 2004, as these companies were included in the companies 5% to 25% owned category during the past year, however, due to changes in affiliation status were classified in the less than 5% owned category at December 31, 2004.

(7) Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

* All or a portion of the dividend income on this investment was or will be paid in the form of additional securities. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

PRIVATE FINANCE		Amount of Interest or Dividends
Portfolio Company		Credited		December 31, 2003	Gross	Gross	December 31, 2004
(in thousands)	Investment (1)	to Income (7)	Other (2)	Value	Additions (3)	Reductions (4)	Value
Nexcel Synthetics, LLC	Loan	$2,158		$—	$10,211	$—	$10,211
(Consumer Products)	Equity Interests			—	1,690	(1,003)	687

Packaging Advantage Corporation	Debt Securities	1,800	75	14,350	456	(75)	14,731
(Business Services)	Common Stock			1,069	410	—	1,479
	Warrants			431	166	—	597

Pres Air Trol LLC	Debt Securities	582		—	6,521	(500)	6,021
(Industrial Products)	Equity Interests			—	1,323	(423)	900

Professional Paint, Inc.	Loan	736		4,976	346	(5,322)	—
(Consumer Products)	Debt Securities	3,428		24,258	1,566	(25,824)	—
	Preferred Stock	2,257		22,156	2,955	(25,111)	—
	Common Stock			5,500	—	(5,500)	—

Progressive International Corporation	Debt Securities	678		3,977	23	(4,000)	—
(Consumer Products)	Loan	658		—	7,221	—	7,221
	Preferred Stock			707	—	(121)	586
	Common Stock			668	—	(655)	13
	Warrants			—	—	—	—

Soteria Imaging Services, LLC	Loan	168		—	8,340	—	8,340
(Healthcare Services)	Equity Interests			—	2,114	—	2,114

Total Foam, Inc.	Debt Securities	—	52	105	—	(105)	—
(Industrial Products)	Common Stock			—	—	—	—

Universal Environmental Services, LLC	Loan	670		—	12,099	—	12,099
(Business Services)	Equity Interests			—	1,864	—	1,864

Total companies 5% to 25% owned							$188,902

Companies less than 5% owned (6)

Apogen Technologies Inc. (f/k/a Sidarus Holdings, Inc.)	Debt Securities	90		4,978	4	—	4,982
(Business Services)	Preferred Stock			980	2,175	—	3,155
	Common Stock			896	1,399	—	2,295
	Warrants			5	443	—	448

EDM Consulting, LLC	Debt Securities	—	1	218	—	(218)	—
(Business Services)	Equity Interests			—	—	—	—
	Loan	—		—	100	—	100

International Fiber Corporation	Debt Securities	1,502		22,828	510	(23,338)	—
(Industrial Products)	Common Stock			6,816	—	(6,816)	—
	Warrants			684	—	(684)	—
	Debt Securities			—	21,016	—	21,016
	Preferred Stock				2,500	—	2,500

Nobel Learning Communities, Inc.	Debt Securities	172		9,838	162	(10,000)	—
(Education)	Preferred Stock *	26		2,764	—	—	2,764
	Warrants			166	142	—	308

Total		$25,702

This schedule should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2004, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio for the year ended December 31, 2004.

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2004.

(2) Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5) Loan or debt security is on non-accrual status at December 31, 2004, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the year may or may not have been on non-accrual status for the full year ended December 31, 2004.

(6) Data is included for these companies less than 5% owned at December 31, 2004, as these companies were included in the companies 5% to 25% owned category during the past year, however, due to changes in affiliation status were classified in the less than 5% owned category at December 31, 2004.

(7) Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

* All or a portion of the dividend income on this investment was or will be paid in the form of additional securities. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.