Form 10-Q
period 2005-03-31
ALLIED CAPITAL CORP
filed 2005-05-10
CIK 3906

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005	Commission File Number: 0-22832
ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)
1919 Pennsylvania Avenue, N.W.
Washington, DC 20006
(Address of Principal Executive Offices)
     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒  NO ☐
      On May 6, 2005, there were 133,613,932 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2005	2004

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2005-$1,426,861; 2004-$1,389,342)	$1,437,474	$1,359,641
Companies 5% to 25% owned (cost: 2005-$196,842; 2004-$194,750)	187,459	188,902
Companies less than 5% owned (cost: 2005-$786,607; 2004-$800,828)	753,537	753,543

Total private finance (cost: 2005-$2,410,310; 2004-$2,384,920)	2,378,470	2,302,086
Commercial real estate finance (cost: 2005-$809,613; 2004-$722,612)	816,536	711,325

Total portfolio at value (cost: 2005-$3,219,923; 2004-$3,107,532)	3,195,006	3,013,411

Deposits of proceeds from sales of borrowed Treasury securities	98,741	38,226
Accrued interest and dividends receivable	81,937	79,489
Other assets	77,783	72,712
Cash and cash equivalents	51,087	57,160

Total assets	$3,504,554	$3,260,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2005-$165,000; 2004-$169,000)	$1,033,135	$1,064,568
Revolving line of credit	263,250	112,000
Obligations to replenish borrowed Treasury securities	98,741	38,226
Accounts payable and other liabilities	76,280	66,426

Total liabilities	1,471,406	1,281,220

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 133,562,534 and 133,098,807 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	13	13
Additional paid-in capital	2,106,106	2,094,421
Common stock held in deferred compensation trust	(15,389)	(13,503)
Notes receivable from sale of common stock	(5,420)	(5,470)
Net unrealized appreciation (depreciation) on portfolio	(37,183)	(107,767)
Undistributed (distributions in excess of) earnings	(14,979)	12,084

Total shareholders’ equity	2,033,148	1,979,778

Total liabilities and shareholders’ equity	$3,504,554	$3,260,998

Net asset value per common share	$15.22	$14.87

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months
	Ended March 31,

	2005	2004
(in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$28,251	$15,952
Companies 5% to 25% owned	5,921	5,986
Companies less than 5% owned	50,773	51,601

Total interest and dividends	84,945	73,539

Loan prepayment premiums
Companies more than 25% owned	—	—
Companies 5% to 25% owned	—	—
Companies less than 5% owned	1,677	950

Total loan prepayment premiums	1,677	950

Fees and other income
Companies more than 25% owned	4,881	4,489
Companies 5% to 25% owned	70	347
Companies less than 5% owned	3,346	2,440

Total fees and other income	8,297	7,276

Total interest and related portfolio income	94,919	81,765

Expenses:
Interest	20,225	19,113
Employee	15,456	12,355
Administrative	20,754	5,827

Total operating expenses	56,435	37,295

Net investment income before income taxes	38,484	44,470
Income tax expense (benefit)	(268)	(75)

Net investment income	38,752	44,545

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	399	146,683
Companies 5% to 25% owned	(3)	4,628
Companies less than 5% owned	9,889	(3,461)

Total net realized gains	10,285	147,850
Net change in unrealized appreciation or depreciation	70,584	(172,087)

Total net gains (losses)	80,869	(24,237)

Net increase in net assets resulting from operations	$119,621	$20,308

Basic earnings per common share	$0.90	$0.16

Diluted earnings per common share	$0.88	$0.15

Weighted average common shares outstanding — basic	133,283	128,314

Weighted average common shares outstanding — diluted	135,579	131,968

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2005	2004
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$38,752	$44,545
Net realized gains	10,285	147,850
Net change in unrealized appreciation or depreciation	70,584	(172,087)

Net increase in net assets resulting from operations	119,621	20,308

Shareholder distributions:
Common stock dividends	(76,100)	(73,357)
Preferred stock dividends	—	(45)

Net decrease in net assets resulting from shareholder distributions	(76,100)	(73,402)

Capital share transactions:
Issuance of common stock for portfolio investments	7,200	—
Issuance of common stock upon the exercise of stock options	2,618	11,782
Issuance of common stock in lieu of cash distributions	1,418	1,484
Net decrease in notes receivable from sale of common stock	50	5,192
Purchase of common stock held in deferred compensation trust	(1,886)	—
Other	449	29

Net increase in net assets resulting from capital share transactions	9,849	18,487

Total increase (decrease) in net assets	53,370	(34,607)
Net assets at beginning of period	1,979,778	1,914,577

Net assets at end of period	$2,033,148	$1,879,970

Net asset value per common share	$15.22	$14.60

Common shares outstanding at end of period	133,563	128,761

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2005	2004
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$119,621	$20,308
Adjustments
Portfolio investments	(257,957)	(170,597)
Principal collections related to investment repayments or sales	158,262	237,161
Change in accrued or reinvested interest and dividends	(10,534)	(13,098)
Amortization of discounts and fees	(1,772)	(1,573)
Changes in other assets and liabilities	8,158	3,376
Depreciation and amortization	486	409
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	152	(48,318)
Realized losses	4,418	8,152
Net change in unrealized (appreciation) or depreciation	(70,584)	172,087

Net cash provided by (used in) operating activities	(49,750)	207,907

Cash flows from financing activities:
Sale of common stock upon the exercise of stock options	2,618	11,782
Collections of notes receivable from sale of common stock	50	5,192
Borrowings under notes payable and debentures	—	15,212
Repayments on notes payable and debentures	(31,000)	(7,000)
Net borrowings under (repayments on) revolving line of credit	151,250	—
Purchase of common stock held in deferred compensation trust	(1,886)	—
Other financing activities	(12)	(110)
Common stock dividends and distributions paid	(77,343)	(71,873)

Net cash provided by (used in) financing activities	43,677	(46,797)

Net increase (decrease) in cash and cash equivalents	(6,073)	161,110
Cash and cash equivalents at beginning of period	57,160	214,167

Cash and cash equivalents at end of period	$51,087	$375,277

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Loan (6.8%, Due 12/07 – 1/08)(6)	$4,631	$4,631	$—
(Telecommunications)	Equity Interests		13,274	—
	Common Stock (4,656 shares)		27	—

Advantage Sales & Marketing, Inc.	Loan (12.0%, Due 9/09)	60,000	59,743	59,743
(Business Services)	Debt Securities (18.5%, Due 12/09)	126,621	126,621	126,621
	Common Stock (18,957,011 shares)		73,932	167,044

Alaris Consulting, LLC	Loan (16.3%, Due 12/05 – 12/07)(6)	24,025	24,068	4,719
(Business Services)	Equity Interests		5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan (1.0%, Due 12/04 – 12/05)(6)	5,200	4,801	4,212
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		7,014	881
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	—
(Business Services)	Common Stock (2,750 shares)		—	—

Business Loan Express, LLC	Class A Equity Interests	55,494	55,494	55,494
(Financial Services)	Class B Equity Interests		117,436	140,523
	Class C Equity Interests		109,301	134,696
	Guaranty ($104,574 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan (5.2%, Due 12/05)	54,854	54,854	54,854
(Financial Services)	Loan (12.0%, Due 12/06)	1,300	1,300	1,300
	Debt Securities (18.0%, Due 10/08)	4,234	4,234	4,234
	Common Stock (10 shares)		1,867	4,100

Fairchild Industrial Products	Loan (8.5%, Due 7/09)	6,668	6,668	6,668
Company	Debt Securities (12.1%, Due 7/09)	3,729	3,729	3,729
(Industrial Products)	Common Stock (1,000 shares)		2,841	6,233

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7) Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Financial Pacific Company	Loan (17.4%, Due 2/12 – 8/12)	$69,132	$68,828	$68,828
(Financial Services)	Preferred Stock (9,950 shares)		9,950	10,945
	Common Stock (14,735 shares)		14,819	36,250

ForeSite Towers, LLC	Equity Interests		18,703	20,802
(Tower Leasing)

GAC Investments, Inc.	Common Stock (107 shares)		57,350	7,049
(Broadcasting & Cable)	Guaranty ($800)
	Standby Letter of Credit ($200)

Global Communications, LLC	Loan (14.5%, Due 12/03 – 12/06)	6,393	6,393	6,393
(Business Services)	Debt Securities (13.0%, Due 9/02 – 9/05)	18,321	18,318	18,318
	Preferred Equity Interest		14,067	14,723
	Options		1,639	—

Gordian Group, Inc.	Loan (10.0%, Due 12/05 – 12/08)(6)	11,392	11,434	5,698
(Business Services)	Common Stock (1,000 shares)		5,820	—

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)		700	700
(Business Services)	Preferred Stock (1,451,380 shares)		4,900	1,507
	Common Stock (1,451,380 shares)		4	—

HMT, Inc.	Debt Securities (13.3%, Due 12/08)	10,000	9,349	9,349
(Energy Services)	Preferred Stock (554,052 shares)		2,637	2,637
	Common Stock (300,000 shares)		3,000	4,260
	Warrants		1,155	1,640

Housecall Medical Resources, Inc.	Loan (16.8%, Due 11/07 – 11/09)	15,757	15,704	15,704
(Healthcare Services)	Common Stock (864,000 shares)		86	34,032

Impact Innovations Group, LLC (Business Services)	Equity Interests in Affiliate		—	772

Insight Pharmaceuticals Corporation	Senior Loan (8.3%, Due 12/07)	66,470	66,146	66,146
(Consumer Products)	Loan (15.0%, Due 12/09)	57,500	57,237	57,237
	Preferred Stock (25,000 shares)		25,000	25,500
	Common Stock (6,200 shares)		6,325	6,325

Jakel, Inc.	Loan (15.5%, Due 3/08)(6)	5,412	5,412	—
(Industrial Products)	Debt Securities (15.5%, Due 3/08)(6)	8,330	8,330	—
	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Loan (14.0%, Due 5/09)(6)	7,147	7,147	6,047
(Financial Services)	Debt Securities (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		2,729	—

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Litterer Beteiligungs-GmbH(4)	Debt Securities (8.0%, Due 3/07)	$677	$677	$677
(Business Services)	Equity Interest		1,756	3,431

Maui Body Works, Inc.	Common Stock (100 shares)		2,500	—
(Healthcare Services)

Mercury Air Centers, Inc.	Senior Loan (10.0%, Due 4/09)	23,500	23,500	23,500
(Business Services)	Loan (16.0%, Due 4/09)	38,540	38,356	38,356
	Common Stock (57,068 shares)		33,723	33,723
	Standby Letters of Credit ($1,322)

MVL Group, Inc.	Loan (12.3%, Due 10/07 – 7/09)	15,030	14,618	14,618
(Business Services)	Debt Securities (14.4%, Due 7/09)	18,153	17,661	17,661
	Common Stock (648,661 shares)		643	6,082

Norstan Apparel Shops, Inc.	Loan (16.0%, Due 12/07)(6)	500	500	—
(Retail)	Debt Securities (17.8%, Due 12/07 – 9/08)(6)	13,588	12,960	—
	Common Stock (29,663 shares)		4,790	—
	Warrants		655	—

Pennsylvania Avenue Investors, L.P. (5)	Equity Interests		1,289	880
(Private Equity Fund)

Powell Plant Farms, Inc.	Loan (15.0%, Due 12/05)	37,790	28,942	28,942
(Consumer Products)	Debt Securities (20.0%, Due 6/03)(6)	19,291	19,224	11,571
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

Redox Brands, Inc.	Preferred Stock (2,726,444 shares)		7,903	11,655
(Consumer Products)	Warrants		584	481
	Guaranty ($125)

Staffing Partners Holding	Loan (13.5%, Due 10/06)(6)	974	974	974
Company, Inc.	Debt Securities (13.5%, Due 10/06)(6)	5,906	5,906	5,906
(Business Services)	Preferred Stock (439,600 shares)		4,968	187
	Common Stock (69,773 shares)		50	—
	Warrants		10	—

Startec Global Communications	Loan (10.0%, Due 5/07 – 5/09)	16,518	16,518	16,518
Corporation	Common Stock (19,180,000 shares)		37,255	5,015
(Telecommunications)

STS Operating, Inc.	Loan (15.3%, Due 3/12)	8,436	8,436	8,436
(Industrial Products)	Common Stock (3,000,000 shares)		3,522	12,948
	Options		—	—

Total companies more than 25% owned			$1,426,861	$1,437,474

Companies 5% to 25% Owned

Air Evac Lifeteam	Debt Securities (12.9%, Due 7/10)	$41,493	$41,322	$41,322
(Healthcare Services)	Equity Interests		3,000	1,654

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Aspen Pet Products, Inc.	Loans (19.0%, Due 6/08)	$19,165	$19,073	$19,073
(Consumer Products)	Preferred Stock (2,763 shares)		2,154	917
	Common Stock (1,400 shares)		140	—
	Warrants		—	—

Becker Underwood, Inc.	Loan (14.5%, Due 8/12)	23,197	23,090	23,090
(Industrial Products)	Common Stock (4,364 shares)		5,000	3,400

Border Foods, Inc.	Loan (13.0%, Due 12/10)	3,000	3,000	3,000
(Consumer Products)	Debt Securities (13.0%, Due 12/10)	10,000	9,525	9,525
	Preferred Stock (50,919 shares)		2,000	982
	Common Stock (1,810 shares)		45	—
	Warrants		665	—

The Debt Exchange Inc.	Preferred Stock (921,875 shares)		1,250	1,839
(Business Services)

MasterPlan, Inc.	Loan (12.0%, Due on demand)	959	959	1,204
(Business Services)	Common Stock (1,350 shares)		42	3,300

MedBridge Healthcare, LLC	Loan (5.1%, Due 8/09 – 8/14)	11,447	11,447	11,447
(Healthcare Services)	Convertible Debenture (2.0%, Due 8/14) (6)	3,000	1,015	—

MortgageRamp, Inc.	Common Stock (772,000 shares)		3,860	306
(Business Services)

Nexcel Synthetics, LLC	Loan (14.5%, Due 6/09)	10,340	10,305	10,305
(Consumer Products)	Equity Interests		1,690	559

Packaging Advantage Corporation	Debt Securities (18.5%, Due 4/08)	15,439	14,731	14,731
(Business Services)	Common Stock (232,168 shares)		2,386	1,384
	Warrants		963	559

Pres Air Trol LLC	Debt Securities (12.0%, Due 4/10)	6,307	5,988	5,988
(Industrial Products)	Equity Interests		1,323	371

Progressive International	Loan (16.0%, Due 12/09)	7,290	7,260	7,260
Corporation	Preferred Stock (500 shares)		500	832
(Consumer Products)	Common Stock (197 shares)		13	182
	Warrants		—	—

Soteria Imaging Services, LLC	Loan (12.5%, Due 11/10)	9,500	8,380	8,380
(Healthcare Services)	Equity Interests		2,114	2,114

Universal Environmental Services,	Loan (13.5%, Due 2/09)	12,150	12,102	12,102
LLC	Equity Interests		1,500	1,633
(Business Services)

Total companies 5% to 25% owned			$196,842	$187,459

Companies Less Than 5% Owned

Anthony, Inc.	Loan (11.4%, Due 9/11 – 9/12)	$14,561	$14,494	$14,494
(Industrial Products)

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Apogen Technologies, Inc.	Debt Securities (13.0%, Due 1/10)	$5,000	$4,983	$4,983
(Business Services)	Preferred Stock (270,008 shares)		2,700	3,252
	Common Stock (1,256,452 shares)		50	2,295
	Warrants		—	462

Aviation Technologies, Inc.	Loan (17.0%, Due 5/11)	21,341	21,264	21,264
(Industrial Products)

Benchmark Medical, Inc.	Debt Securities (14.0%, Due 12/08)	13,752	13,695	13,695
(Healthcare Services)	Warrants		18	18

BI Incorporated	Loan (14.0%, due 2/12)	16,000	15,921	15,921
(Business Services)

C&K Market, Inc.	Loan (13.0%, due 12/08)	14,444	14,372	14,372
(Retail)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,392	24,392
CLO Fund III, LTD (4)
(Senior Debt CLO Fund)

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	2,871
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest		2,340	2,109
(Private Equity Fund)

CBS Personnel Holdings, Inc.	Loan (15.5%, Due 12/09)	20,181	20,090	20,090
(Business Services)

Colibri Holding Corporation	Debt Securities (12.5%, Due 9/08)	3,750	3,513	3,513
(Consumer Products)	Preferred Stock (459 shares)		523	826
	Common Stock (3,362 shares)		1,250	584
	Warrants		290	136

Community Education Centers, Inc.	Loan (15.0%, Due 12/10)	23,813	23,718	23,718
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,709
(Industrial Products)	Common Stock (2,000 shares)		200	600

Cooper Natural Resources, Inc.	Debt Securities (0%, Due 11/07)	1,335	1,335	1,300
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	—
	Warrants		830	—

Coverall North America, Inc.	Loan (14.6%, Due 2/11)	26,899	26,844	26,844
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,561
	Warrants		2,950	2,950

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CTT Holdings	Loan (0%, Due 3/10)(6)	$1,125	$1,125	$563
(Consumer Products)

DCS Business Services, Inc.	Common Stock (478,816 shares)		734	2,000
(Business Services)

Drilltec Patents & Technologies	Loan (10.0%, Due 8/06)(6)	10,994	10,918	—
Company, Inc.	Debt Securities (15.5%, Due 8/06)(6)	1,500	1,500	—
(Energy Services)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,024	424
(Private Equity Fund)

EDM Consulting, LLC	Loan (5.8%, Due 12/06)	100	100	100
(Business Services)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

E-Talk Corporation	Preferred Stock (133 shares)		10,009	1,468
(Business Services)	Common Stock (8,656 shares)		—	500

Frozen Specialties, Inc.	Warrants		435	435
(Consumer Products)

Garden Ridge Corporation (Retail)	Debt Securities (12.9%, Due 12/05 – 12/07)(6)	27,271	27,271	12,722
	Preferred Stock (1,130 shares)		1,130	—
	Common Stock (847,800 shares)		613	—

Geotrace Technologies, Inc.	Debt Securities (12.0%, Due 6/09)	18,400	16,380	16,380
(Energy Services)	Warrants		2,350	2,350

Ginsey Industries, Inc.	Loans (12.5%, Due 3/06)	4,307	4,307	4,307
(Consumer Products)	Convertible Debentures (12.5%, Due 3/06)	500	500	697
	Warrants		—	2,103

Grant Broadcasting Systems II	Loan (5.0%, Due 6/09)	2,756	2,756	2,756
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		6,329	4,115
(Private Equity Fund)

Haven Eldercare of New England, LLC (8)	Loans (9.3%, Due 10/05)	46,671	46,669	46,669
(Healthcare Services)

Haven Healthcare Management, LLC(8)	Loan (18.0% Due 8/06)	6,000	6,000	6,000
(Healthcare Services)

The Hillman Companies, Inc.(3)	Loan (13.5%, Due 9/11)	43,265	43,057	43,057
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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8) Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Homax Holdings, Inc.	Debt (12.0%, Due 8/11)	$14,000	$12,958	$12,958
(Consumer Products)	Preferred Stock (89 shares)		89	85
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,377

Icon International, Inc.	Common Stock (25,707 shares)		76	—
(Business Services)

Interline Brands, Inc.(3)	Common Stock (152,371 shares)		2,294	2,850
(Business Services)

International Fiber Corporation	Debt Securities (14.0%, Due 6/12)	21,222	21,127	21,127
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,500

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	2,765
(Business Services)	Warrants		136	45

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest		6,600	3,012
(Private Equity Fund)

Mogas Energy, LLC (Energy Services)	Debt Securities (9.5%, Due 3/12 – 4/12)	17,476	15,988	15,988
	Warrants		1,774	2,800

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)		2,764	2,764
Inc.(3)	Warrants		575	861
(Education)

Norwesco, Inc.	Loan (14.0%, Due 12/11)	15,000	14,928	14,928
(Industrial Products)

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,189	1,299
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	400
(Business Services)

Onyx Television GmbH (4)	Preferred Units		201	—
(Broadcasting & Cable)

Opinion Research Corporation(3)	Warrants		996	600
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,900
(Consumer Products)

Pro Mach, Inc.	Loan (13.8%, Due 6/12)	19,000	18,909	18,909
(Industrial Products)	Equity Interests		1,500	1,500

RadioVisa Corporation	Loan (15.5%, Due 12/08)	26,189	26,080	26,080
(Broadcasting & Cable)

Resun Leasing, Inc.	Loan (15.5%, Due 11/07)	30,000	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities (15.0%, Due 11/08)	17,796	17,271	17,271
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	525

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

SBBUT, LLC	Equity Interests		$85	$85
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	—
(Industrial Products)	Common Stock (2,000 shares)		200	—

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		1,663	1,553
(Private Equity Fund)

SunStates Refrigerated Services,	Loan (8.3%, Due 1/05)(6)	$30	30	25
Inc.
(Warehouse Facilities)

Tradesmen International, Inc.	Debt Securities (12.0%, Due 12/09)	15,000	14,226	14,226
(Business Services)	Warrants		710	710

United Site Services, Inc.	Loan (12.7%, Due 6/10 – 12/10)	53,918	53,649	53,649
(Business Services)	Common Stock (160,588 shares)		1,000	1,000

Universal Tax Systems, Inc.	Loan (14.5%, Due 7/11)	18,711	18,628	18,628
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		4,375	4,233
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		34	34
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	403
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	742
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	728
(Private Equity Fund)

Wear Me Apparel Corporation	Debt Securities (17.0%, Due 12/10)	45,000	44,056	44,056
(Consumer Products)	Warrants		1,219	700

Weston Solutions, Inc.	Loan (17.3%, Due 6/10)	7,350	7,323	7,323
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities (20.0%, Due 6/07)(6)	19,107	18,566	18,884
(Retail)	Warrants		735	735

Wilton Industries, Inc.	Loan (19.3%, Due 6/08)	7,200	7,200	7,200
(Consumer Products)

Woodstream Corporation	Loan (12.6%, Due 8/12 – 2/13)	30,970	30,919	30,919
(Consumer Products)	Common Stock (180 shares)		673	3,500

Other companies	Other investments	862	870	864
	Guaranty ($226)

Total companies less than 5% owned			$786,607	$753,537

Total private finance (116 portfolio companies)			$2,410,310	$2,378,470

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
(5) Non-registered investment company.
(6) Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2005

	Stated
	Interest	Face (un	audited)	Value

Commercial Real Estate Finance
(in thousands, except number of issuances)
Commercial Mortgage-Backed Securities
Mortgage Capital Funding, Series 1998-MC3	5.5%	$51,105	$35,925	$31,436
Morgan Stanley Capital I, Series 1999-RM1	6.4%	27,936	9,138	9,138
COMM 1999-1	5.7%	50,032	28,525	27,677
Morgan Stanley Capital I, Series 1999-FNV1	6.1%	20,168	10,060	7,575
DLJ Commercial Mortgage Trust 1999-CG2	6.1%	39,165	13,333	14,176
Commercial Mortgage Acceptance Corp., Series 1999-C1	6.8%	18,173	4,582	4,844
LB Commercial Mortgage Trust, Series 1999-C2	6.7%	11,151	1,520	1,733
Chase Commercial Mortgage Securities Corp., Series 1999-2	6.5%	20,576	5,027	9,254
FUNB CMT, Series 1999-C4	6.5%	18,587	7,688	6,876
Heller Financial, HFCMC Series 2000 PH-1	6.6%	23,536	8,440	8,500
SBMS VII, Inc., Series 2000-NL1	7.2%	7,924	4,323	3,464
DLJ Commercial Mortgage Trust, Series 2000-CF1	7.0%	24,793	11,370	8,953
Deutsche Bank Alex. Brown, Series Comm 2000-C1	6.9%	12,290	3,286	2,441
LB-UBS Commercial Mortgage Trust, Series 2000-C4	6.9%	13,841	2,575	1,092
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CK1	5.9%	16,861	4,123	5,074
JP Morgan-CIBC-Deutsche 2001	5.8%	20,528	6,872	3,384
Lehman Brothers-UBS Warburg 2001-C2	6.4%	22,203	6,426	8,977
SBMS VII, Inc., Series 2001-C1	6.1%	10,637	2,148	1,576
GE Capital Commercial Mortgage Securities Corp., Series 2001-2	6.1%	18,446	6,867	6,867
Credit Suisse First Boston Mortgage Securities Corp., Series 2001-CKN5	5.2%	16,881	5,098	3,486
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2001-C1	5.6%	21,141	5,791	5,791
SBMS VII, Inc., Series 2001-C2	6.2%	21,735	5,703	5,703
FUNB CMT, Series 2002-C1	6.0%	17,181	7,305	6,517
GE Capital Commercial Mortgage Corp., Series 2002-1	6.2%	25,965	7,127	8,393
GMAC Commercial Mortgage Securities, Inc., Series 2002-C2	5.8%	23,053	7,614	7,614
GE Capital Commercial Mortgage Corp., Series 2002-3	5.1%	27,796	6,298	6,298
Morgan Stanley Dean Witter Capital I Trust 2002-IQ3	6.0%	12,508	1,775	1,775
LB-UBS Commercial Mortgage Trust 2003-C1	4.6%	23,999	3,944	3,944
GS Mortgage Securities Corporation II Series 2003-C1	4.7%	20,147	5,592	5,592
Credit Suisse First Boston Mortgage Securities Corp., Series 2003-CK2	4.9%	32,170	12,502	12,862
COMM 2003-LNB1	4.4%	20,094	3,216	3,216
Wachovia Bank Commercial Mortgage Trust, Series 2003-C5	4.3%	34,527	8,098	8,098
GMAC Commercial Mortgage Securities, Inc., Series 2003-C2	5.5%	30,654	6,670	6,670
Wachovia Bank Commercial Mortgage Trust, Series 2003-C9	5.3%	28,737	8,981	8,981
GE Commercial Mortgage Corporation, Series 2004-C1	5.0%	27,083	7,168	7,168
LB-UBS Commercial Mortgage Trust 2004-C1	4.9%	21,365	5,832	5,832
MezzCapp Commercial Mortgage Trust, Series 2004-C1	10.0%	1,990	813	813
COMM 2004-LNB3	5.3%	26,708	9,670	9,670
GMAC Commercial Mortgage Securities, Inc. Series 2004-C1	5.3%	23,035	10,608	10,507
GS Mortgage Securities Corporation II, Series 2004-C1	4.6%	20,076	8,294	8,294
J.P. Morgan Chase Commercial Mortgage Securities Corp., Series 2004-LN2	5.3%	29,590	9,345	9,345
Wachovia Bank Commercial Mortgage Trust, Series 2004-C14	5.3%	21,947	5,299	5,299
COMM 2004-LNB4	4.7%	43,033	20,963	21,168
Credit Suisse First Boston Mortgage Security Corp., Series 2004-C5	4.7%	12,125	9,491	9,411
ACGS, 2004-1	5.4%	9,292	9,224	9,086
ACGS, 2004-1, LLC Interests		21,700	17,188	17,188
GE Capital Commercial Mortgage Corp., Series 2005-C1	4.7%	11,279	8,758	8,789
LB-UBS Commercial Mortgage Trust, Series 2005-C1	4.7%	50,737	28,368	28,243
Wachovia Bank Commercial Mortgage Trust, Series 2005-C17	5.1%	98,520	56,564	57,270

Total commercial mortgage-backed securities (48 issuances)		$1,203,020	$475,527	$466,060

The accompanying notes are an integral part of these consolidated financial statements.

	March 31, 2005

	(unaudited)
	Cost	Value

Commercial Real Estate Finance
(in thousands, except number of loans)
Collateralized Debt Obligations
Crest 2001-1, Ltd.(4)	$21,853	$23,190
Crest 2002-1, Ltd.(4)	24,807	28,076
Crest 2002-IG, Ltd.(4)	3,997	4,949
Crest Clarendon Street 2002-1, Ltd.(4)	914	1,053
Crest 2003-1, Ltd.(4)	94,731	101,171
Crest 2003-2, Ltd.(4)	26,560	27,894
TIAA Real Estate CDO 2003-1, Ltd.(4)	937	1,050
Crest Exeter Street Solar 2004-1, Ltd.(4)	1,636	1,770
Fairfield Street Solar 2004-1, Ltd.(4)	5,957	5,964
Crest 2004-1, Ltd.(4)	32,096	32,035

Total collateralized debt obligations (10 issuances)	$213,488	$227,152

	Interest	Number of
	Rate Ranges	Loans

Commercial Mortgage Loans
	Up to 6.99%	10	$27,555	$25,663
	7.00%–8.99%	16	31,035	30,590
	9.00%–10.99%	4	19,093	18,784
	11.00%–12.99%	3	8,497	8,054
	13.00%–14.99%	2	2,617	2,617
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(9)		37	$92,767	$89,678

Real Estate Owned			$15,369	$18,443

Equity Interests(2)
Companies more than 25% owned (Guarantees — $2,681)			$12,462	$12,655
Companies less than 5% owned			—	2,548

Total equity interests			$12,462	$15,203

Total commercial real estate finance			$809,613	$816,536

Total portfolio			$3,219,923	$3,195,006

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
(5) Non-registered investment company.
(9) Commercial mortgage loans totaling $22.9 million were on non-accrual status and therefore were considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three months ended March 31, 2005 and 2004 is unaudited)
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
      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company has invested in companies in a variety of industries, non-investment grade commercial mortgage-backed securities (“CMBS”) and collateralized debt obligation bonds and preferred shares (“CDOs”).
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2004 balances to conform with the 2005 financial statement presentation.
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of operations, changes in net assets, and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results to be expected for the full year.

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
      In the ordinary course of business, the Company enters into transactions with portfolio companies in the more than 25% owned and the 5% to 25% owned categories that may be considered related party transactions.

Valuation Of Portfolio Investments
      The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. Loans in workout status that are classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

Equity Securities
      The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued

Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”)
      CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares, when available. The Company recognizes unrealized appreciation or depreciation on its CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. The Company has determined the fair value of its CMBS bonds and CDO bonds and preferred shares on an individual security-by-security basis. If the Company was to sell a group of these investments in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual bonds or preferred shares.
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

Guarantees
      The Company accounts for guarantees under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). In accordance with the Interpretation, guarantees meeting the characteristics described in the Interpretation, and issued or modified after December 31, 2002, are

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5 for disclosures related to the Company’s guarantees.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005 and 2004.

	For the Three
	Months Ended
	March 31,

	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$119,621	$20,308
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,856)	(3,052)

Pro forma net increase in net assets resulting from operations	116,765	17,256
Less preferred stock dividends	—	(45)

Pro forma net income available to common shareholders	$116,765	$17,211

Basic earnings per common share:
As reported	$0.90	$0.16
Pro forma	$0.88	$0.13
Diluted earnings per common share:
As reported	$0.88	$0.15
Pro forma	$0.86	$0.13
      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2005 and 2004:

	For the Three
	Months Ended
	March 31,

	2005(1)	2004

Risk-free interest rate	—%	2.7%
Expected life	—	5.0
Expected volatility	—%	37.0%
Dividend yield	—%	8.7%
Weighted average fair value per option	$—	$4.25

(1)	The Company did not grant any options during the three months ended March 31, 2005.

Federal and State Income Taxes
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities. AC Corp is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate.

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

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
      The consolidated financial statements include portfolio investments at value of $3.2 billion and $3.0 billion at March 31, 2005, and December 31, 2004, respectively. At March 31, 2005, and December 31, 2004, 91% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006, for most companies. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the effects of the Statement on its financial position and results of operations with respect to the selection of a valuation model. See the Company’s current disclosure under APB Opinion No. 25 above.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio

Private Finance
      At March 31, 2005, and December 31, 2004, the private finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities (2)	$1,653,393	$1,556,359	13.8%	$1,679,855	$1,602,869	13.9%
Equity interests	756,917	822,111		705,065	699,217

Total	$2,410,310	$2,378,470		$2,384,920	$2,302,086

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At March 31, 2005, and December 31, 2004, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	The principal balance outstanding on loans and debt securities was $1.7 billion and $1.7 billion at March 31, 2005, and December 31, 2004, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $27.2 million and $29.8 million at March 31, 2005, and December 31, 2004, respectively.
     The Company’s private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. The Company’s private finance investments are generally issued by private companies and are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At March 31, 2005, and December 31, 2004, approximately 92% and 94%, respectively, of the Company’s loans and debt securities had fixed interest rates.
      Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.
      Equity interests consist primarily of securities issued by private companies and may be subject to restrictions on their resale and are generally illiquid. The Company may incur closing costs associated with making control investments, which will be added to the cost basis of the Company’s equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The Company’s largest investments at March 31, 2005, and December 31, 2004, were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC.
      In June 2004, the Company completed the purchase of a majority ownership in Advantage Sales & Marketing, Inc. (“Advantage”). The Company’s investment totaled $260.3 million at cost and $353.4 million at value at March 31, 2005, and $258.7 million at cost and $283.0 million at value at December 31, 2004. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Total interest and related portfolio income earned from the Company’s investment in Advantage for the three months ended March 31, 2005, was $9.2 million, which includes interest income of $7.7 million and fees and other income of $1.5 million. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2005, includes $68.9 million of unrealized appreciation related to Advantage.
      The Company’s investment in Business Loan Express, LLC (“BLX”) totaled $282.2 million at cost and $330.7 million at value at March 31, 2005, and $280.4 million at cost and $335.2 million at value at December 31, 2004. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At March 31, 2005, and December 31, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three months ended March 31, 2005 and 2004, was $7.8 million and $11.1 million, respectively, which included interest income on the subordinated debt and Class A equity interests of $3.4 million and $5.6 million, respectively, dividend income on Class B interests of $2.0 million and $2.0 million, respectively, and fees and other income of $2.4 million and $3.5 million, respectively. Interest and dividend income from BLX for the three months ended March 31, 2005 and 2004, included interest and dividend income of $1.6 million and $2.6 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Net change in unrealized appreciation or depreciation for the three months ended March 31, 2005 and 2004, included a net decrease in unrealized appreciation of $6.3 million and $9.3 million, respectively, on the Company’s investment in BLX.
      At December 31, 2004, the Company’s subordinated debt investment in BLX was $44.6 million at cost and value. Effective January 1, 2005, this debt plus accrued interest of $0.2 million was exchanged for Class B equity interests, which are included in private finance equity interests. Since the subordinated debt is no longer outstanding, the amount of taxable income available to flow through to BLX’s equity holders will increase by the amount of interest that would have otherwise been paid on this debt.
      The Company has provided BLX with a $20 million revolving credit facility for working capital. At March 31, 2005, and December 31, 2004, there were no amounts outstanding under this facility.

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
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains.
      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At March 31, 2005, and December 31, 2004, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at March 31, 2005, was $104.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at March 31, 2005. At March 31, 2005, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.6 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively.
      Other activities (at cost) in portfolio companies more than 25% owned excluding changes in unrealized appreciation or depreciation during the three months ended March 31, 2005, included:

•	a partial repayment of $8.2 million of the Company’s investment in Avborne, Inc. (Avborne) as a result of the sale of Avborne’s assets during the first quarter of 2005;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

•	additional fundings of $41.8 million on Callidus Capital Corporation’s revolving line of credit related to its middle market underwriting and syndication facility. Callidus repaid borrowings under this facility totaling $27.9 million during the quarter, for net additional borrowings under the facility during the quarter of $13.9 million;

•	the contribution of existing debt securities of GAC Investments, Inc. with a cost basis of $11.0 million to capital, resulting in an increase in the Company’s common stock cost basis;

•	an additional loan of $2.0 million to Gordian Group, Inc.;

•	an additional $9.5 million debt and equity investment in Mercury Air Centers, Inc. to finance its acquisition of Corporate Wings;

•	additional fundings of $5.8 million on Powell Plant Farms, Inc.’s revolving credit facility for working capital;

•	the repayment of the Company’s debt investment of $14.0 million in Redox Brands, Inc.; and

•	an additional debt investment of $8.4 million in STS Operating, Inc. (STS) to support the recapitalization of STS. In connection, with the recapitalization, STS redeemed the Company’s preferred stock investment.
      In addition, the Company appointed three members to Norstan Apparel Shop Inc.’s (Norstan) board of directors and now has control of the board, therefore, Norstan is now included in the portfolio companies more than 25% owned category.
      On March 31, 2004, the Company sold its control investment in Hillman, which was one of the Company’s largest investments, for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing $44.6 million in outstanding debt. Total consideration to the Company from the sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced the Company’s investment, and no gain or loss resulted from the transaction. For the three months ended March 31, 2004, the Company realized a gain of $149.0 million on the transaction. For the year ended December 31, 2004, the Company realized a gain of $150.3 million on the transaction.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At March 31, 2005, and December 31, 2004, loans and debt securities at value not accruing interest were as follows:

	2005	2004
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$26,200	$34,374
Companies less than 5% owned	13,309	16,550
Loans and debt securities not in workout status
Companies more than 25% owned	12,927	29,368
Companies 5% to 25% owned	—	678
Companies less than 5% owned	18,885	15,864

Total	$71,321	$96,834

      The industry and geographic compositions of the private finance portfolio at value at March 31, 2005, and December 31, 2004, were as follows:

	2005	2004

Industry
Business services	34%	32%
Financial services	22	21
Consumer products	18	20
Healthcare services	8	8
Industrial products	7	8
Retail	3	2
Energy services	2	2
Broadcasting and cable	1	2
Other	5	5

Total	100%	100%

Geographic Region(1)
Mid-Atlantic	38%	40%
West	32	30
Midwest	15	16
Southeast	10	10
Northeast	5	4

Total	100%	100%

(1)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Commercial Real Estate Finance
      At March 31, 2005, and December 31, 2004, the commercial real estate finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$475,527	$466,060	13.0%	$383,310	$373,805	14.6%
CDO bonds and preferred shares	213,488	227,152	15.8%	212,590	212,573	16.8%
Commercial mortgage loans	92,767	89,678	6.4%	99,373	95,056	6.8%
Real estate owned	15,369	18,443		16,170	16,871
Equity interests	12,462	15,203		11,169	13,020

Total	$809,613	$816,536		$722,612	$711,325

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). Subsequent to March 31, 2005, the Company completed the sale of its portfolio of CMBS bonds and CDO bonds and preferred shares on May 3, 2005, as outlined in Note 15.
      Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At March 31, 2005, approximately 94% and 6% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2004, approximately 94% and 6% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of March 31, 2005, and December 31, 2004, loans with a value of $22.9 million and $18.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at March 31, 2005, and December 31, 2004, were as follows:

	2005	2004

Property Type
Hospitality	50%	49%
Retail	20	21
Office	17	17
Housing	6	5
Other	7	8

Total	100%	100%

Geographic Region
Mid-Atlantic	29%	20%
Midwest	27	30
Southeast	22	26
West	15	16
Northeast	7	8

Total	100%	100%

Note 4. Debt
      At March 31, 2005, and December 31, 2004, the Company had the following debt:

	2005				2004

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$980,935	$980,935	6.5%		$981,368	$981,368	6.5%
SBA debentures	53,800	46,500	7.8%		84,800	77,500	8.2%
OPIC loan	5,700	5,700	6.6%		5,700	5,700	6.6%

Total notes payable and debentures	1,040,435	1,033,135	6.6%		1,071,868	1,064,568	6.6%
Revolving line of credit	587,500	263,250	5.7	%(2)	552,500	112,000	6.3	%(2)

Total debt	$1,627,935	$1,296,385	6.4	%(2)	$1,624,368	$1,176,568	6.6	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The stated interest rate payable on the revolving line of credit was 4.4% and 4.7% at March 31, 2005, and December 31, 2004, respectively, which excluded the annual cost of commitment fees and other facility fees of $3.3 million and $1.8 million, respectively. The annual cost of commitment fees and other facility fees of $3.3 million at March 31, 2005, includes the extension fee of $1.8 million that the Company paid on April 18, 2005, as discussed below. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At March 31, 2005, the notes had remaining maturities of two months to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.
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
      SBA Debentures. At March 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 7.5%. During the first quarter of 2005, the Company repaid $31.0 million of the SBA debentures. At March 31, 2005, the debentures had remaining maturities of six to seven years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes.
      At March 31, 2005, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at March 31, 2005, were as follows:

Year	Amount Maturing

($ in thousands)
2005	$165,000
2006	180,700
2007	—
2008	153,000
2009	268,435
Thereafter	266,000

Total	$1,033,135

Revolving Line of Credit
      During the first quarter of 2005, the Company expanded the committed amount under the unsecured revolving credit facility to $587.5 million. The committed amount may be further expanded through new or additional commitments up to $600 million at the Company’s option. During the second quarter of 2005, the Company extended the maturity of the line of credit to April 2006 under substantially similar terms. The extension of the facility required payment of an extension fee of 0.3%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
on existing commitments and the interest rate on outstanding borrowings will increase by 0.5% during the extension period. After the extension notice, the facility generally bears interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 2.00%, (ii) the Bank of America, N.A. cost of funds plus 2.00% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 1.00%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees was $3.3 million and $1.8 million at March 31, 2005, and December 31, 2004, respectively. The facility fees at March 31, 2005, include the extension fee of $1.8 million that the Company paid on April 18, 2005. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.
      The average debt outstanding on the revolving line of credit was $72.3 million for the three months ended March 31, 2005. The maximum amount borrowed under this facility and the weighted average stated interest rate for the three months ended March 31, 2005, were $263.3 million and 4.1%, respectively. There were no amounts outstanding on the revolving line of credit for the three months ended March 31, 2004. As of March 31, 2005, the amount available under the revolving line of credit was $287.2 million, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.
      Subsequent to March 31, 2005, in connection with the sale of the Company’s CMBS and CDO assets on May 3, 2005, as outlined in Note 15, the Company used a portion of the cash proceeds from the sale to repay outstanding borrowings under the revolving line of credit.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of March 31, 2005, and December 31, 2004, the Company was in compliance with these covenants.
Note 5. Guarantees
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of March 31, 2005, and December 31, 2004, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $109.5 million and $100.2 million, respectively, and had extended standby letters of credit aggregating $37.1 million and $44.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $146.6 million and $144.3 million at March 31, 2005, and December 31, 2004, respectively. At March 31, 2005, and December 31, 2004, $0.3 million and $0.8 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
      As of March 31, 2005, the guarantees and standby letters of credit expire as follows:

	Total	2005	2006	2007	2008	2009	After 2009
(in millions)
Guarantees	$109.5	$0.3	$0.9	$104.6	$0.1	$2.5	$1.1
Standby letters of credit(1)	37.1	—	37.1	—	—	—	—

Total	$146.6	$0.3	$38.0	$104.6	$0.1	$2.5	$1.1

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that was set to expire in April 2005 and has been extended under substantially similar terms for one additional year at the Company’s option, for an assumed maturity of April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2006.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At March 31, 2005, the Company had outstanding commitments to fund investments totaling $360.7 million. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by January 2006. The aggregate outstanding principal balance of these sold loans was $16.8 million at March 31, 2005.
Note 6. Shareholders’ Equity
      The Company did not sell any common stock during the three months ended March 31, 2005 or 2004. The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Center, Inc. during the three months ended March 31, 2005.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the three months ended March 31, 2005 and 2004, the Company issued new shares in order to satisfy dividend reinvestment requests.
      Dividend reinvestment plan activity for the three months ended March 31, 2005 and 2004, was as follows:

	For the Three
	Months
	Ended March 31,

	2005	2004
(in thousands, except per share amounts)
Shares issued	55	50
Average price per share	$25.65	$29.65

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Earnings Per Common Share
      Earnings per common share for the three months ended March 31, 2005 and 2004, were as follows:

	For the Three Months
	Ended March 31,

	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$119,621	$20,308
Less preferred stock dividends	—	(45)

Income available to common shareholders	$119,621	$20,263

Weighted average common shares outstanding — basic	133,283	128,314
Dilutive options outstanding to officers	2,296	3,654

Weighted average common shares outstanding — diluted	135,579	131,968

Basic earnings per common share	$0.90	$0.16

Diluted earnings per common share	$0.88	$0.15

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at March 31, 2005, and December 31, 2004, totaled $16.7 million and $16.1 million, respectively.
      In the first quarter of 2004, the Company established the Individual Performance Award (“IPA”) as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board of Directors has approved a non-qualified deferred compensation plan (“DCP II”), which is administered through a trust by an independent third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA, which will generally be determined annually at the beginning of each year, is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the three months ended March 31, 2005, 0.1 million shares were purchased in the DCP II.
      All amounts deposited and then credited to a participant’s account in the trust, based on the amount of the IPA received by such participant, are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the DCP II are immediately vested and non-forfeitable once deposited by the Company into the trust. A participant’s account shall generally

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
become distributable only after his or her termination of employment, or in the event of a change of control of the Company. Upon the participant’s termination of employment, one-third of the participant’s account will be immediately distributed, one-half of the then current remaining balance will be distributed on the first anniversary of his or her employment termination date and the remainder of the account balance will be distributed on the second anniversary of the employment termination date. Distributions are subject to the participant’s adherence to certain non-solicitation requirements. All DCP II accounts will be distributed in a single lump sum in the event of a change of control of the Company. To the extent that a participant has an employment agreement, such participant’s DCP II account will be fully distributed in the event that such participant’s employment is terminated for good reason as defined under that participant’s employment agreement. The DCP II Administrator may also determine other distributable events and the timing of such distributions. Sixty days following a distributable event, the Company and each participant may, at the discretion of the Company, and subject to the Company’s trading window during that time, redirect the participant’s account to other investment options.
      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock purchased in the open market.
      For the three months ended March 31, 2005 and 2004, IPA expense was $1.9 million and $3.5 million, respectively. The IPA amounts were contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. The effect of this adjustment for the three months ended March 31, 2005, was to increase the individual performance award expense by $0.1 million. There is no adjustment for the three months ended March 31, 2004, as the contribution to the trust was pending shareholder approval and was not made until the second quarter of 2004. This resulted in a total individual performance award expense of $2.0 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively.
      As a result of recent changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting top performers in private equity firms, the Compensation Committee of the Company’s Board of Directors has determined for 2005 that a portion of the IPA will be replaced with an individual performance bonus (“IPB”). The IPB for 2005 will be distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended March 31, 2005, the IPB expense was $1.5 million. The IPA and IPB expenses are included in employee expenses.

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
      There are 32.2 million shares authorized under the Option Plan. At March 31, 2005, and December 31, 2004, the number of shares available to be granted under the Option Plan was 8.1 million and 7.9 million, respectively. During the three months ended March 31, 2005, no options were granted. During the three months ended March 31, 2004, options for 6.8 million shares were granted to employees under the Option Plan at an exercise price of $28.98 per share.
      Options were outstanding for 20.0 million and 20.4 million shares with a weighted average exercise price of $23.56 and $23.55 per share at March 31, 2005, and December 31, 2004, respectively.
Note 10. Dividends and Distributions
      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for the first quarters of 2005 and 2004. These dividends totaled $76.1 million and $73.4 million for the three months ended March 31, 2005 and 2004, respectively. The Company declared an extra cash dividend of $0.02 per share during 2004 and this was paid to shareholders on January 28, 2005.
      The Company’s Board of Directors also declared a dividend of $0.57 per common share for the second quarter of 2005.
Note 11. Supplemental Disclosure of Cash Flow Information
      For the three months ended March 31, 2005 and 2004, the Company paid $7.0 million and $6.1 million, respectively, for interest.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $1.1 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.
      Non-cash operating activities for the three months ended March 31, 2005, included the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests (see Note 3), the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information, continued
warrants with a total cost basis of $26.8 million, and the contribution of existing debt securities of GAC Investments, Inc. with a cost basis of $11.0 million to capital, resulting in an increase in the Company’s common stock cost basis.
      Non-cash operating activities for the three months ended March 31, 2004, included notes or other securities received as consideration from the sale of investments of $48.3 million. The notes received for the three months ended March 31, 2004, included a note received for $47.5 million in conjunction with the sale of Hillman. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced its investment, and no gain or loss resulted from the transaction.
      For the three months ended March 31, 2005 and 2004, the Company’s non-cash financing activities included $1.4 million and $1.5 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities for the three months ended March 31, 2005, also included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc.
Note 12. Hedging Activities
      The Company invests in CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of March 31, 2005, and December 31, 2004, consisted of the following:

($ in thousands)
Description of Issue	2005	2004

5-year Treasury securities, due December 2009	$—	$533
10-year Treasury securities, due February 2013	3,776	3,908
10-year Treasury securities, due February 2014	4,550	4,709
10-year Treasury securities, due August 2014	14,235	14,743
10-year Treasury securities, due November 2014	42,120	14,333
10-year Treasury securities, due February 2015	34,060	—

Total	$98,741	$38,226

      As of March 31, 2005, and December 31, 2004, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $2.3 million and $0.3 million, respectively.
      The net proceeds related to the sales of the borrowed Treasury securities were $100.9 million and $38.5 million at March 31, 2005, and December 31, 2004, respectively. Under the terms of the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Hedging Activities, continued
transactions, the Company had received cash payments of $2.2 million and $0.3 million at March 31, 2005, and December 31, 2004, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of March 31, 2005, the repurchase agreements were due on April 6, 2005, and had a weighted average interest rate of 1.7%. The weighted average interest rate on the repurchase agreements as of December 31, 2004, was 1.3%.
      Subsequent to March 31, 2005, in connection with the sale of the Company’s CMBS and CDO assets on May 3, 2005, as outlined in Note 15, substantially all of these hedge positions were settled.
Note 13. Financial Highlights

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2005(1)	2004	2004

Per Common Share Data(2)
Net asset value, beginning of period	$14.87	$14.94	$14.94

Net investment income	0.29	0.34	1.52
Net realized gains(3)	0.07	1.12	0.88

Net investment income plus net realized gains	0.36	1.46	2.40
Net change in unrealized appreciation or depreciation (3)	0.52	(1.31)	(0.52)

Net increase in net assets resulting from operations	0.88	0.15	1.88

Net decrease in net assets from shareholder distributions	(0.57)	(0.57)	(2.30)
Net increase in net assets from capital share transactions	0.04	0.08	0.35

Net asset value, end of period	$15.22	$14.60	$14.87

Market value, end of period	$26.10	$30.29	$25.84
Total return(4)	3%	11%	1%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Financial Highlights, continued

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2005(1)	2004	2004

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,033,148	$1,879,970	$1,979,778
Common shares outstanding at end of period	133,563	128,761	133,099
Diluted weighted average common shares outstanding	135,579	131,968	132,458
Employee and administrative expenses/average net assets	1.80%	0.96%	4.65%
Total expenses/average net assets	2.81%	1.97%	8.58%
Net investment income/average net assets	1.93%	2.35%	10.45%
Net increase in net assets resulting from operations/ average net assets	5.96%	1.07%	12.97%
Portfolio turnover rate	5.10%	6.83%	32.97%
Average debt outstanding	$1,125,007	$952,986	$985,616
Average debt per share(2)	$8.30	$7.22	$7.44

(1)	The results for the three months ended March 31, 2005, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
Note 14. Litigation
      The Company is party to certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that the outcome of these proceedings will have a material effect upon the Company’s financial condition or results of operations.
Note 15. Subsequent Event
      On May 3, 2005, the Company completed the sale of its portfolio of CMBS bonds and CDO bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of approximately $976 million and expects to realize a net gain of approximately $216 million, after estimated transaction and other costs of approximately $20 million. The estimated net gain will be recognized in the second quarter of 2005.
      Simultaneous with the sale of the Company’s CMBS and CDO portfolio, the Company entered into certain agreements with affiliates of the Caisse, including a platform assets purchase agreement, pursuant to which the Company agreed to sell certain additional commercial real estate-related assets to the Caisse, subject to certain adjustments and closing conditions, and a transition services agreement, pursuant to which the Company will provide certain transition services for a limited transition period. Also in connection with the platform assets purchase agreement, the Company

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Subsequent Event
agreed not to invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, subject to certain limitations.
      In addition, the Company entered into a letter of intent with an affiliate of the Caisse pursuant to which the parties agreed to negotiate in good faith the terms of a definitive agreement relating to the sale of certain of the Company’s commercial mortgage loans and commercial real estate owned. The letter of intent does not obligate either party to enter into such a definitive agreement and terminates on June 30, 2005. At March 31, 2005, the Company’s commercial mortgage loans, real estate owned and equity interests totaled $123.3 million at value.
      Upon the closing of the sale, the Company repaid outstanding borrowings on its revolving line of credit of approximately $200 million and settled all hedge positions relating to these assets, which resulted in a net realized loss of approximately $0.7 million, which has been included in the estimated net realized gain on the sale.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 13) for the three-month periods ended March 31, 2005 and 2004. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements and financial highlights referred to above for them to be in conformity with U.S. generally accepted accounting principles.
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights (included in Note 13), for the year then ended; and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Washington, D.C.
May 4, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

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
OVERVIEW
      We are a business development company that provides long-term debt and equity investment capital to companies in a variety of industries. Our lending and investment activity has generally been focused on private finance and commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS, and collateralized debt obligation bonds and preferred shares, which we refer to as CDOs. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our private financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings, and other types of financings. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital or whose securities may not be marginable.

      Our portfolio composition at March 31, 2005, and December 31, 2004, was as follows:

	2005	2004

Private finance	74%	76%
Commercial real estate finance	26%	24%
      On May 3, 2005, we completed the sale of our portfolio of CMBS and CDO investments. Upon the completion of this transaction, our lending and investment activity will be focused primarily on private finance investments. See “Recent Developments” below.
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net gains or losses earned on our investment portfolio after deducting interest expense on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2005	2004	2004
($ in millions)
	(unaudited)
Portfolio at value	$3,195.0	$2,399.6	$3,013.4
Investments funded	$265.6	$217.8	$1,524.5
Change in accrued or reinvested interest and dividends	$10.5	$13.1	$52.2
Principal collections related to investment repayments or sales	$158.3	$237.1	$909.2
Yield on interest-bearing investments(1)	13.6%	14.3%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three months ended March 31, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2005	2004	2004
($ in millions)
	(unaudited)
Portfolio at value:
Loans and debt securities	$1,556.4	$1,182.6	$1,602.9
Equity interests	822.1	503.0	699.2

Total portfolio	$2,378.5	$1,685.6	$2,302.1

Investments funded(1)	$168.2	$157.7	$1,140.8
Change in accrued or reinvested interest and dividends	$7.9	$11.1	$45.6
Principal collections related to investment repayments or sales	$151.2	$204.8	$551.9
Yield on interest-bearing investments(2)	13.8%	14.4%	13.9%

(1)	Investments funded for the three months ended March 31, 2004, include a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong in 2004 and the first quarter of 2005, which when combined with a lower interest rate environment resulted in an increase in private finance investments funded, as well as increased repayments. The first quarter of the year tends to be a seasonally slower period for deal closings as the industry recovers from what is typically an active fourth quarter closing schedule.
      Investments funded for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Three Months Ended March 31, 2005
Companies more than 25% owned	$65.8	$6.3	$72.1
Companies 5% to 25% owned	—	—	—
Companies less than 5% owned	87.9	8.2	96.1

Total	$153.7	$14.5	$168.2

For the Three Months Ended March 31, 2004
Companies more than 25% owned	$16.1	$1.4	$17.5
Companies 5% to 25% owned	10.8	15.4	26.2
Companies less than 5% owned	108.9	5.1	114.0

Total	$135.8	$21.9	$157.7

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Year Ended December 31, 2004
Companies more than 25% owned	$445.4	$171.2	$616.6
Companies 5% to 25% owned	112.0	14.4	126.4
Companies less than 5% owned	351.5	46.3	397.8

Total	$908.9	$231.9	$1,140.8

      We intend to continue a balanced approach to private finance investing that emphasizes a complementary mix of non-control investments and buyout investments, subject to regulatory diversity requirements. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Our current strategy is to focus on buyout and recapitalization transactions where we can control a portfolio company to manage risk and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. In addition to our mezzanine investing, we are also focusing on smaller middle market companies for non-control transactions where we can provide both senior and subordinated debt.
      We generally fund new investments using cash. In addition, we may acquire securities in exchange for our common equity. Also, we may acquire new securities through the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time we may opt to reinvest accrued interest receivable in a new debt or equity security in lieu of receiving such interest in cash.
      At March 31, 2005, we had outstanding investment commitments to private finance portfolio companies totaling $285.4 million including the following:

•	We have various commitments to Callidus Capital Corporation (Callidus), an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. We own 80% of the equity of the management company. Our commitment to Callidus consists of the following:

				Amount
	Committed		Amount	Available
	Amount		Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$50.0	(2)	$—	$50.0
Revolving line of credit for working capital	2.0		1.3	0.7
Revolving line of credit facility to support underwriting and syndication activities	150.0		54.9	95.1

Total	$202.0		$56.2	$145.8

(1)	Callidus has a secured warehouse credit facility with a third party for up to $300 million, primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate up to $45 million of our $50 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

(2)	Subsequent to March 31, 2005, Callidus obtained an additional secured warehouse credit facility with a third party for up to $400 million to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we increased our $50 million subordinated debt commitment to $85 million to provide Callidus with first loss capital to support outstanding warehouse facilities. We have agreed to designate this $85 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support its warehouse facilities.

In addition, we had a commitment to Callidus to purchase preferred equity in future CDO or CLO transactions of $44.4 million at March 31, 2005. Subsequent to March 31, 2005, we increased our commitment to purchase preferred equity securities in Callidus’ future CDO or CLO transactions to $76.8 million.

•	$20.0 million in the form of a revolving credit facility to Business Loan Express, LLC (BLX) to provide working capital to the company. At March 31, 2005, BLX had no outstanding borrowings on the facility.

•	$15.0 million in the form of debt of financing commitments to S.B. Restaurant Company.

•	$17.1 million in the form of equity to eight private venture capital funds.

•	$8.8 million in the form of equity to Pennsylvania Avenue Investors, L.P., a limited partnership controlled by us that invests in private buyout equity funds.
      We may be required to fund additional amounts under earn-out arrangements primarily related to the purchase of controlled portfolio companies in the future if those companies meet agreed-upon performance targets. In addition, we had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $143.9 million.
      On March 31, 2004, we sold our control investment in The Hillman Companies, Inc. (Hillman) for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. We were repaid our existing $44.6 million in outstanding debt. Total consideration to us from this sale, including the repayment of debt, was $245.6 million, which included net cash proceeds of $198.1 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, we sold a $5.0 million participation in our subordinated debt in Hillman to a third party, which reduced our investment, and no gain or loss resulted from the transaction. For the year ended December 31, 2004, we realized a gain of $150.3 million on the transaction.
      The yield on the private finance loans and debt securities was 13.8% at March 31, 2005, as compared to 13.9% at December 31, 2004. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities, the yield on loans and debt securities repaid, and the amount of lower-yielding senior debt that has been funded to controlled portfolio companies. We may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. In addition, we may provide lower-yielding senior debt to existing controlled portfolio companies. We currently expect that a portion of the senior debt outstanding to controlled portfolio companies at March 31, 2005, may be refinanced by the portfolio companies during the remainder of 2005.
      Our largest investments at March 31, 2005, were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC (BLX).
      Advantage Sales and Marketing, Inc.     At March 31, 2005, our investment in Advantage Sales & Marketing, Inc. (Advantage) totaled $260.3 million at cost and $353.4 million at value, or 10.1% of our total assets, which includes unrealized appreciation of $93.1 million.
      Total interest and related portfolio income earned from our investment in Advantage for the three months ended March 31, 2005, was $9.2 million, which includes interest income of $7.7 million and fees and other income of $1.5 million. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2005, includes $68.9 million of unrealized appreciation related to Advantage.

      Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. We completed the purchase of a majority ownership in Advantage in June 2004. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Business Loan Express, LLC.     At March 31, 2005, our investment in BLX totaled $282.2 million at cost and $330.7 million at value, or 9.4% of our total assets, which includes unrealized appreciation of $48.5 million. BLX was acquired in 2000.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three months ended March 31, 2005 and 2004, was $7.8 million and $11.1 million, respectively, which includes interest income on the subordinated debt and Class A equity interests of $3.4 million and $5.6 million, respectively, dividend income on Class B interests of $2.0 million and $2.0 million, respectively, and fees and other income of $2.4 million and $3.5 million, respectively. Interest and dividend income from BLX for the three months ended March 31, 2005 and 2004, included interest and dividend income of $1.6 million and $2.6 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests. Accrued interest and dividends receivable at March 31, 2005, included accrued interest and dividends due from BLX totaling $4.2 million, of which $3.8 million was paid in cash in early April 2005.
      BLX is a national, non-bank lender utilizing the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a nationwide preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition to the SBA 7(a) Guaranteed Loan Program, BLX originates conventional small business loans, originates loans under the USDA Business and Industry Guaranteed Loan Program (B&I) and during the quarter ended March 31, 2004, began originating small investment real estate loans. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.
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
      At December 31, 2004, our subordinated debt investment in BLX was $44.6 million at cost and value. Effective January 1, 2005, this debt plus accrued interest of $0.2 million was exchanged for Class B equity interests of $44.8 million, which is included in private finance equity interests. We believe this exchange strengthened BLX’s equity capital base and simplified its capital structure. Since the subordinated debt is no longer outstanding, the amount of taxable income available to flow through to BLX’s equity holders will increase by the amount of interest that would have otherwise been paid on this debt.
      We have a commitment to BLX of $20.0 million in the form of a revolving credit facility to provide working capital to the company. This facility matures on June 30, 2005. At March 31, 2005, BLX had no outstanding borrowings under this facility.

      At March 31, 2005, BLX had a three-year $275.0 million revolving credit facility that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At March 31, 2005, the principal amount outstanding on the revolving credit facility was $186.5 million and letters of credit issued under the facility were $22.0 million. The total obligation guaranteed by us at March 31, 2005, was $104.6 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at March 31, 2005. At March 31, 2005, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the
	Three Months Ended March 31,				At and for
					the Year Ended
					December 31,
	2005		2004		2004

	(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$466.1	13.0%	$448.9	13.7%	$373.8	14.6%
CDO bonds and preferred shares	227.1	15.8%	171.4	17.6%	212.6	16.8%
Commercial mortgage loans	89.7	6.4%	74.8	7.8%	95.0	6.8%
Real estate owned	18.4		14.3		16.9
Equity interests	15.2		4.6		13.0

Total portfolio	$816.5		$714.0		$711.3

Investments funded	$97.4		$60.1		$383.7
Change in accrued or reinvested interest	$2.6		$2.0		$6.6
Principal collections related to investment repayments or sales	$7.1		$32.3		$357.3

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     Our commercial real estate investments funded for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Three Months Ended March 31, 2005
CMBS bonds (3 new issuances)	$160.6	$(67.4)	$93.2
Commercial mortgage loans	4.1	(0.7)	3.4
Equity interests	0.8	—	0.8

Total	$165.5	$(68.1)	$97.4

For the Three Months Ended March 31, 2004
CMBS bonds (4 new issuances(1))	$114.3	$(54.9)	$59.4
Commercial mortgage loans	0.6	—	0.6
Equity interests	0.1	—	0.1

Total	$115.0	$(54.9)	$60.1

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Year Ended December 31, 2004
CMBS bonds (13 new issuances(1))	$419.1	$(183.7)	$235.4
CDO bonds and preferred shares (3 issuances)	40.5	(0.1)	40.4
Commercial mortgage loans	112.1	(8.2)	103.9
Equity interests	4.0	—	4.0

Total	$575.7	$(192.0)	$383.7

(1)	CMBS investments also include investments in issuances in which we have previously purchased CMBS bonds.
     At March 31, 2005, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $75.3 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $2.7 million.
      CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares. As outlined below under the caption “Recent Developments,” we completed the sale of our portfolio of CMBS bonds and CDO bonds and preferred shares to a third party on May 3, 2005.
Hedging Activities
      We have invested in CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. We have entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions. These losses are limited to the increase in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited to the decline in value of the borrowed Treasury securities; conversely, the value of the hedged CMBS and CDO bonds would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $98.7 million and $38.2 million at March 31, 2005, and December 31, 2004, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $98.7 million and $38.2 million at March 31, 2005, and December 31, 2004, respectively. The amount of the hedge will vary from period to period depending upon the amount of higher rated CMBS and CDO bonds that we own and have hedged as of the balance sheet date.
      In connection with the sale of CMBS and CDO assets, as outlined below, substantially all of these hedge positions were settled subsequent to March 31, 2005.
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
      At March 31, 2005, and December 31, 2004, our portfolio was graded as follows:

	At March 31, 2005		At December 31, 2004

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,073.8	33.6%	$952.5	31.6%
2	1,939.5	60.7	1,850.5	61.4
3	94.0	3.0	121.2	4.0
4	7.7	0.2	11.7	0.4
5	80.0	2.5	77.5	2.6

	$3,195.0	100.0%	$3,013.4	100.0%

      We continued to include our CMBS and CDO investments in Grade 2 assets at March 31, 2005, due to the uncertainty as to whether the unrealized appreciation or depreciation on our CMBS and CDO investments would have resulted in a realized gain or loss if the CMBS and CDO investments would have been sold on a security-by-security basis. See the “Recent Developments” caption below.
      Total Grade 3, 4 and 5 portfolio assets as a percentage of the total portfolio at value at March 31, 2005, and December 31, 2004, were 5.7% and 7.0%, respectively. Included in Grade 3, 4 and 5 assets at March 31, 2005, and December 31, 2004, were portfolio assets totaling $32.9 million and $38.3 million, respectively, that are secured by commercial real estate.
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
      Loans and Debt Securities on Non-Accrual Status. At March 31, 2005, and December 31, 2004, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2005	2004
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$26.2	$34.4
Companies less than 5% owned	13.3	16.5
Commercial real estate finance	15.3	5.6
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	12.9	29.4
Companies 5% to 25% owned	—	0.7
Companies less than 5% owned	18.9	15.8
Commercial real estate finance	7.7	12.5

Total	$94.3	$114.9

Percentage of total portfolio	3.0%	3.8%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at March 31, 2005, and December 31, 2004, were as follows:

	2005	2004

($ in millions)
Private finance	$85.8	$73.5
Commercial real estate finance
CMBS bonds	55.3	49.0
Commercial mortgage loans	13.7	10.1

Total	$154.8	$132.6

Percentage of total portfolio	4.8%	4.4%
      Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $56.2 million and $43.9 million at March 31, 2005, and December 31, 2004, respectively, which included loans and debt securities that are secured by commercial real estate of $7.8 million and $10.2 million, respectively.
      As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to negotiate with us to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. As a result, the amount of the private finance portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. The investment portfolio is priced to provide current returns for shareholders assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our private finance investments for a total return including interest or dividends plus gains from the sale of equity securities.
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
Accrued Interest and Dividends Receivable
      Accrued interest and dividends receivable as of March 31, 2005 and December 31, 2004, was as follows:

	2005	2004
($ in millions)
Private finance	$59.6	$59.8
Commercial real estate finance
CMBS and CDO bonds	21.3	18.9
Commercial mortgage loans and other	1.0	0.8

Total	$81.9	$79.5

Recent Developments
      On May 3, 2005, we completed the sale of our portfolio of commercial mortgage-backed securities (CMBS) and collateralized debt obligation (CDO) bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of approximately $976 million and a net realized gain of approximately $216 million, after estimated transaction and other costs of approximately $20 million. The estimated net gain will be recognized in the second quarter of 2005.
      Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement with CWCapital Investments LLC, an affiliate of the Caisse (CWCapital), pursuant to which we agreed to sell certain commercial real estate related assets, including servicer advances, intellectual property, software and other platform assets, subject to certain adjustments. We expect that any gain or loss on this transaction will be insignificant. This transaction is expected to close by the end of the second quarter of 2005, subject to certain closing conditions. Under this agreement, we have agreed not to invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, subject to certain limitations. The real estate securities purchase agreement, under which we sold the CMBS and CDO portfolio, and the platform asset purchase agreement contain customary representations and warranties, and require us to indemnify the affiliates of the Caisse that are parties to the agreements for certain liabilities arising under the agreements, subject to certain limitations and conditions.
      We have also entered into a transition services agreement with CWCapital pursuant to which we will provide certain transition services to CWCapital for a limited transition period to facilitate the transfer of various servicing and other rights related to the CMBS and CDO portfolio. During the transition period, we have agreed, among other things, to continue to act as servicer or special servicer with respect to the CMBS and CDO portfolio, and to use commercially reasonable efforts to continue to employ employees who were responsible for overseeing this portfolio. We will be reimbursed for the direct costs and out-of-pocket expenses associated with servicing these assets under the transition services agreement.
      In addition, we entered into a letter of intent with an affiliate of the Caisse pursuant to which the parties agreed to negotiate in good faith the terms of a definitive agreement relating to the sale of certain of our commercial mortgage loans and commercial real estate owned. The letter of intent does not obligate either party to enter into such a definitive agreement and terminates on June 30, 2005.
      Upon the closing of the sale of the CMBS and CDO portfolio, we repaid outstanding borrowings on our revolving line of credit of approximately $200 million. We plan to use the remaining cash proceeds from the sale of the CMBS and CDO portfolio to invest in private finance investments, to repay maturing notes payable, of which $40 million matures in May 2005, and for general corporate purposes.
      We expect that our net investment income will be lower in the near term until the proceeds from the CMBS and CDO asset sale can be redeployed into private finance debt and equity investments, but it is expected that any reduction in net investment income will be offset by the estimated $216 million net gain realized from the sale.
      The CMBS and CDO assets sold had a cost basis at closing of approximately $740 million, including accrued interest and a CMBS asset with a cost basis of approximately $28 million that we purchased in April 2005. Estimated transaction and other costs of approximately $20 million include investment banking fees, legal and other professional fees, employee compensation related costs associated with payments under retention agreements and transition services bonuses, and other transaction costs. The transition services bonuses included in the estimated expenses will be payable upon completion of the performance of services under the transition services agreement to certain employees in the commercial real estate group, including John Scheurer, Douglas Cooper and Jordan Paul, managing directors. The transition services bonuses total approximately $3.1 million, which includes $1.0 million for John Scheurer.
      For tax purposes, we estimate that the net gain from the sale of the CMBS and CDO portfolio will be approximately $229 million, after estimated transaction and other costs. The difference between the net gain for book and tax purposes results from temporary differences in the recognition of income and expenses related to these assets. Our dividend is paid from taxable income. Taxable income for 2005, including this gain, is expected to exceed dividends paid to shareholders in 2005, and we expect to spill over excess taxable income to the next tax year as permitted under the Internal Revenue Code of 1986. We will generally be required to pay a 4% excise tax on any taxable income retained and paid as dividends in the next tax year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulated Investment Company Status.”
      As discussed above, we previously entered into transactions with financial institutions to hedge against movement in Treasury rates on certain of the higher rated CMBS and CDO bonds, which were purchased at prices that were based in part on comparable Treasury rates. Concurrently with the completion of the sale of our CMBS and CDO portfolio, we settled any hedges relating to these assets, which resulted in a net realized loss of approximately $0.7 million, which has been included in the estimated net realized gain on the sale.

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2005 and 2004
      The following table summarizes the Company’s operating results for the three months ended March 31, 2005 and 2004.

	For the Three
	Months Ended
	March 31,
				Percentage
	2005	2004	Change	Change
($ in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$84,945	$73,539	$11,406	16%
Loan prepayment premiums	1,677	950	727	77%
Fees and other income	8,297	7,276	1,021	14%

Total interest and related portfolio income	94,919	81,765	13,154	16%

Expenses
Interest	20,225	19,113	1,112	6%
Employee	15,456	12,355	3,101	25%
Administrative	20,754	5,827	14,927	256%

Total operating expenses	56,435	37,295	19,140	51%

Net investment income before income taxes	38,484	44,470	(5,986)	(13)%
Income tax expense (benefit)	(268)	(75)	(193)	**

Net investment income	38,752	44,545	(5,793)	(13)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	10,285	147,850	(137,565)	*
Net change in unrealized appreciation or depreciation	70,584	(172,087)	242,671	*

Total net gains	80,869	(24,237)	105,106	*

Net income	$119,621	$20,308	$99,313	489%

Diluted earnings per common share	$0.88	$0.15	$0.73	487%

Weighted average common shares outstanding — diluted	135,579	131,968	3,611	3%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

**	Percentage change is not meaningful.
     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and dividend income for the three months ended March 31, 2005 and 2004, was composed of the following:

	2005	2004
($ in millions)
Interest	$80.8	$69.9
Dividends	4.1	3.6

Total	$84.9	$73.5

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at March 31, 2005 and 2004, were as follows:

	2005	2004
($ in millions)
Interest-bearing portfolio	$2,357.7	$1,892.0
Portfolio yield	13.6%	14.3%
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the level of yield on our preferred equity interests and the timing and amount of dividends that are declared by a portfolio company on preferred or common equity interests. Dividend income for the three months ended March 31, 2005 and 2004, includes $2.0 million and $2.0 million, respectively, of dividends from BLX on the Class B equity interests held by us. The dividends for the three months ended March 31, 2004, were paid through the issuance of additional Class B equity interests.
      Loan prepayment premiums were $1.7 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. While the scheduled maturities of private finance and commercial real estate loans range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
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
      Fees and other income for the three months ended March 31, 2005 and 2004, included fees relating to the following:

	2005	2004
($ in millions)
Structuring and diligence	$1.3	$1.8
Transaction and other services provided to portfolio companies	1.2	0.8
Management services provided to portfolio companies, other advisory services and guaranty fees	4.8	4.4
Other income	1.0	0.3

Total	$8.3	$7.3

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Advantage and BLX were our largest investments at March 31, 2005, and together represented 19.5% of our total assets. Total interest and related portfolio income earned from Advantage and BLX for the three months ended March 31, 2005, was $9.2 million and $7.8 million, respectively. BLX was our largest investment at March 31, 2004, and represented 11.2% of our total assets. Total interest and related portfolio income earned from BLX for the three months ended March 31, 2004, was $11.1 million. Total interest and related portfolio income for the three months ended March 31,

2004, included $3.3 million of income earned from Hillman prior to the sale of our control investment on March 31, 2004, as discussed above.
      As outlined above, under the caption “Recent Developments,” we completed the sale of our portfolio of CMBS bonds and CDO bonds and preferred shares on May 3, 2005. Total interest and related portfolio income related to CMBS and CDO investments for the three months ended March 31, 2005 and 2004, was $23.8 million and $22.6 million, respectively.
      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. The fluctuations in interest expense during the three months ended March 31, 2005 and 2004, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the three months ended March 31, 2005 and 2004, were as follows:

	At and for the
	Three Months
	Ended
	March 31,

	2005	2004
($ in millions)
Total outstanding debt	$1,296.4	$962.4
Average outstanding debt	$1,125.0	$953.0
Weighted average cost(1)	6.4%	7.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.5 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.
      Employee expenses include salaries and employee benefits and the individual performance award and bonus. The change in employee expense reflects the effect of wage increases, increased staffing, and the change in mix of employees given their area of responsibility and relevant experience level. Total employees were 158 and 133 at March 31, 2005 and 2004, respectively.
      In the first quarter of 2004, we established the Individual Performance Award (IPA) as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board has approved a non-qualified deferred compensation plan (DCP II), which is administered through a trust by an independent third-party trustee.
      The IPA, which will generally be determined annually at the beginning of each year, is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of our common stock in the open market.
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
      For the three months ended March 31, 2005, the IPA expense was $1.9 million. We contributed these amounts into the DCP II trust during the first quarter. For the three months ended March 31, 2004, we accrued $3.5 million in IPA expense. These amounts were contributed into the DCP II trust in the second quarter of 2004. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust. The accounts of the DCP II are consolidated with our accounts. Further, we are required to mark to market the liability to pay the employees in our stock and this adjustment is recorded to the IPA compensation expense. The effect of this adjustment for the three months ended March 31, 2005, was to increase the individual performance award expense by $0.1 million, resulting in a total IPA expense of $2.0 million. The Compensation Committee and the Board of Directors have determined the IPA for 2005 and it is currently expected to be approximately $7.5 million.
      As a result of recent changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting top performers in private equity firms, the Compensation Committee and the Board of Directors have determined for 2005 that a portion of the IPA should be replaced with an individual performance bonus (IPB). For the three months ended March 31, 2005, IPB expense was $1.5 million. The IPB for 2005 has been determined to be approximately $7.5 million, and will be distributed in cash to award recipients in equal bi-weekly installments beginning in February 2005 as long as the recipient remains employed by us. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited.
      The total of the IPA and IPB, for the three months ended March 31, 2005, was $3.5 million. The total IPA and IPB is currently estimated to be $15.0 million for 2005 before any mark to market adjustment on the IPA. These amounts are subject to change if there is a change in the composition of the pool of award recipients during the year.
      Total employee expense related to employees in our commercial real estate group who we expect will terminate employment in 2005 as a result of the sale of our CMBS and CDO portfolio on May 3, 2005, was $2.0 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. See the caption “Recent Developments” above.
      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $20.8 million for the three months ended March 31, 2005. This is a $15.0 million increase over administrative expenses of $5.8 million for the three months ended March 31, 2004.
      Administrative expenses for the three months ended March 31, 2005, include legal and other fees related to the response to requests for information in connection with two government investigations totaling $12.3 million. We expect that these expenses may remain high and difficult to predict in the near term as the result of ongoing requests for documents and information.
      The remaining increase in administrative expenses for 2005 over 2004 was primarily due to increased corporate expenses, including increases in accounting fees, insurance premiums, valuation assistance fees, and stock record expense of $1.4 million, increased expenses related to portfolio development and workout activities of $0.6 million, and increased rent of $0.3 million associated with the opening of an office in Los Angeles, CA and expanding our office space in Chicago, IL and New York, NY.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended March 31, 2005 and 2004, were as follows:

	For the
	Three Months
	Ended
	March 31,

	2005	2004
($ in millions)
Realized gains	$14.7	$156.0
Realized losses	(4.4)	(8.1)

Net realized gains	$10.3	$147.9

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2005 and 2004, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three
	Months Ended
	March 31,

($ in millions)	2005	2004

Reversal of previously recorded unrealized appreciation associated with realized gains	$(9.9)	$(142.8)
Reversal of previously recorded unrealized depreciation associated with realized losses	4.8	7.7

Total reversal	$(5.1)	$(135.1)

      Realized gains and losses for the three months ended March 31, 2005 and 2004, resulted from various private finance and commercial real estate finance transactions.
      Realized gains for the three months ended March 31, 2005, primarily resulted from transactions involving five private finance portfolio companies — Polaris Pool Systems, Inc. ($7.4 million), U.S. Security Holdings, Inc. ($3.3 million), Oriental Trading Company, Inc. ($1.0 million), Woodstream Corporation ($0.9 million), and DCS Business Services, Inc. ($0.7 million).
      Realized gains for the three months ended March 31, 2004, primarily resulted from transactions involving two private finance portfolio companies — The Hillman Companies, Inc. ($149.0 million) and CBA-Mezzanine Capital Finance, LLC ($3.9 million).
      Realized losses for the three months ended March 31, 2005, primarily resulted from one transaction involving a private finance portfolio company — Alderwoods Group, Inc. ($0.8 million) and two transactions involving commercial mortgage loans ($3.3 million).
      Realized losses for the three months ended March 31, 2004, primarily resulted from transactions involving two private finance portfolio companies — Logic Bay Corporation ($5.7 million) and Sure-Tel, Inc. ($2.3 million).
      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process. At March 31, 2005, portfolio investments recorded at fair value were approximately 91% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
      As a business development company, we have invested in illiquid securities including debt and equity securities of companies, non-investment grade CMBS bonds, and CDO bonds and preferred shares. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
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
      As a participant in the private equity business, we invest primarily in private middle market companies for which there is generally no publicly available information. Because of the private nature of these businesses, there is a need to maintain the confidentiality of the financial and other information that we have for the private companies in our portfolio. We believe that maintaining this confidence is important, as disclosure of such information could disadvantage our portfolio companies and could put us at a disadvantage in attracting new investments. Therefore, we do not intend to disclose financial or other information about our portfolio companies, unless required, because we believe doing so may put them at an economic or competitive disadvantage, regardless of our level of ownership or control.
      To balance the lack of publicly available information about our private portfolio companies, we will continue to work with independent third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter (for all investments with a cost or value greater than $250,000). In addition, we may receive independent assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these independent valuation resources is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.
      At March 31, 2005, S&P Corporate Value Consulting (S&P CVC) assisted us by reviewing our valuations of BLX and 34 other portfolio companies. Additionally, Houlihan Lokey Howard and Zukin (Houlihan Lokey) reviewed our valuation of Advantage. For the remaining quarters in 2005, we intend to continue to obtain valuation assistance from S&P CVC, Houlihan Lokey and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio that are more than 50% owned for each of the remaining quarters in 2005 and that we will generally obtain assistance for companies that are equal to or less than 50% owned at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year. We estimate that professional fees for valuation assistance for all of 2005, including the expense incurred in the first quarter, will be approximately $1.5 million.
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
      Net Change in Unrealized Appreciation or Depreciation. For the portfolio, net change in unrealized appreciation or depreciation for the three months ended March 31, 2005 and 2004, consisted of the following:

	2005(1)	2004(1)
($ in millions)
Net unrealized appreciation or depreciation	$75.7	$(37.0)
Reversal of previously recorded unrealized appreciation associated with realized gains	(9.9)	(142.8)
Reversal of previously recorded unrealized depreciation associated with realized losses	4.8	7.7

Net change in unrealized appreciation or depreciation	$70.6	$(172.1)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     For the three months ended March 31, 2005, our two largest investments were in Advantage and BLX. The following is a summary of the methodology that we used to determine the fair value of these investments.
      Advantage Sales & Marketing, Inc. We determined the enterprise value of Advantage by using its trailing twelve month normalized EBITDA times a multiple. The multiple we used was consistent with our entry multiple when we acquired Advantage in June 2004. Using this enterprise value, we determined the value of our investments in Advantage to be $353.4 million. Unrealized appreciation on our investment was $93.1 million at March 31, 2005. This is an increase in unrealized appreciation in the first quarter of 2005 of $68.9 million, which has primarily resulted from an increase in its trailing twelve month normalized EBITDA since June 2004, related to the realization of integration related cost savings. Houlihan Lokey assisted us with the valuation of our investment in Advantage at March 31, 2005. S&P CVC assisted us with the valuation of our investment in Advantage at December 31, 2004.

      Business Loan Express, LLC. To determine the value of our investment in BLX at March 31, 2005, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from S&P CVC for our investment in BLX at March 31, 2005 and December 31, 2004.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at March 31, 2005, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2004.
      Our investment in BLX at March 31, 2005, was valued at $330.7 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $48.5 million at March 31, 2005. This is a decrease in unrealized appreciation in the first quarter of 2005 of $6.3 million from December 31, 2004.
OTHER MATTERS
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 135.6 million and 132.0 million for the three months ended March 31, 2005 and 2004, respectively.
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

      In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Internal Revenue Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.
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
      While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that the outcome of these matters will have a material effect upon our financial condition or results of operations.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      Our portfolio has historically generated cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the three months ended March 31, 2005 and 2004, was as follows:

($ in millions)	2005	2004

Net cash provided by (used in) operating activities	$(49.8)	$207.9
Add: portfolio investments funded	258.0	170.6

Total cash provided by operating activities before new investments	$208.2	$378.5

      From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.
      Dividends to common shareholders for the three months ended March 31, 2005 and 2004, were $76.1 million and $73.4 million, respectively, or $0.57 per common share for both quarters. An extra cash dividend of $0.02 per common share was declared during 2004 and was paid to shareholders on January 28, 2005.
      Dividends are generally determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may spill over the excess taxable income into the next year and such excess income will be available for distribution in the next year. Excess taxable income spilled over and paid out in the next year may be subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status” above). We believe that spilling over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.
      At March 31, 2005, and December 31, 2004, our total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2005	2004

Total assets	$3,504.6	$3,261.0
Total debt outstanding	$1,296.4	$1,176.6
Total shareholders’ equity	$2,033.1	$1,979.8
Debt to equity ratio	0.64	0.59
Asset coverage ratio(1)	263%	280%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.65:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage. We did not raise equity during the three months ended March 31, 2005 or 2004. For the year ended December 31, 2004, we raised equity of $73.5 million. In addition, shareholders equity increased by $4.1 million, $18.5 million and $51.3 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2005 and 2004, and the year ended December 31, 2004.
      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $287.2 million on March 31, 2005. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

      At March 31, 2005, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$980.9	$980.9	6.5%
SBA debentures	53.8	46.5	7.8%
OPIC loan	5.7	5.7	6.6%

Total notes payable and debentures	1,040.4	1,033.1	6.6%
Revolving line of credit	587.5	263.3	5.7	% (2)

Total debt	$1,627.9	$1,296.4	6.4	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The current interest rate payable on the revolving line of credit was 4.4% at March 31, 2005, which excluded the annual cost of commitment fees and other facility fees of $3.3 million. The annual cost of commitment fees and other facility fees of $3.3 million at March 31, 2005, include the extension fee of $1.8 million that we paid on April 18, 2005, as discussed below. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
     Unsecured Notes Payable. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2005 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity.
      We have issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as our existing unsecured long-term notes. Simultaneous with issuing the notes, we entered into a cross currency swap with a financial institution which fixed our interest and principal payments in U.S. dollars for the life of the debt.
      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first quarter of 2005, we repaid $31.0 million of this outstanding debt. Under the small business investment company program, we may borrow up to $119.0 million from the Small Business Administration. At March 31, 2005, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.
      Revolving Line of Credit. We increased the committed amount on the unsecured revolving line of credit to $587.5 million during the first quarter of 2005. The committed amount may be further expanded through new or additional commitments up to $600 million at our option. In addition, during the second quarter of 2005, we exercised our option to extend the maturity for one additional year from the expiration date of April 2005 under substantially similar terms. In connection with the extension, we paid an extension fee of 0.3% on the existing commitments. In addition, the interest rate on outstanding borrowings will increase by 0.5% during the extension period.
      After the extension notice, the credit facility generally bears interest at a rate, at our option, equal to (i) the one-month LIBOR plus 2.00%, (ii) the Bank of America, N.A. cost of funds plus 2.00% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 1.00%. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.

      Outstanding borrowings on the unsecured revolving line of credit at March 31, 2005, were $263.3 million. The amount available under the line at March 31, 2005, was $287.2 million, net of amounts committed for standby letters of credit of $37.1 million. Net borrowings under the revolving line of credit for the three months ended March 31, 2005, were $151.3 million.
      In connection with the sale of CMBS and CDO assets, as outlined above under the caption “Recent Developments,” outstanding borrowings under the revolving line of credit were repaid subsequent to March 31, 2005.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2005, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2005.

		Payments Due By Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$980.9	$165.0	$175.0	$—	$153.0	$268.4	$219.5
SBA debentures	46.5	—	—	—	—	—	46.5
OPIC loan	5.7	—	5.7	—	—	—	—
Revolving line of credit(1)	263.3	—	263.3	—	—	—	—
Operating leases	33.5	4.6	4.5	4.4	4.4	4.6	11.0

Total contractual obligations	$1,329.9	$169.6	$448.5	$4.4	$157.4	$273.0	$277.0

(1)	As discussed above, we exercised our option to extend the maturity of the revolving line of credit to April 2006. At March 31, 2005, $287.2 million remained unused and available, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.
     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2005.

		Amount of Commitment Expiration Per Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Guarantees	$109.5	$0.3	$0.9	$104.6	$0.1	$2.5	$1.1
Standby letters of credit(1)	37.1	—	37.1	—	—	—	—

Total commitments	$146.6	$0.3	$38.0	$104.6	$0.1	$2.5	$1.1

(1)	Standby letters of credit are issued under our revolving line of credit. As discussed above, we exercised our option to extend the maturity of the revolving line of credit to April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in April 2006.
     In addition, we had outstanding commitments to fund investments totaling $360.7 million at March 31, 2005. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

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
        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies, non-investment grade CMBS, and the bonds and preferred shares of CDOs. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.
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
        Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
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
      Commercial Mortgage-Backed Securities (CMBS) and Collateralized Debt Obligations (CDO). CMBS bonds and CDO bonds and preferred shares are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares, when available. We recognize unrealized appreciation or depreciation on our CMBS bonds and CDO bonds and preferred shares as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. We have determined the fair value of our CMBS bonds and CDO bonds and preferred shares on an individual security-by-security basis. If we were to sell a group of these investments in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual bonds or preferred shares.
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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At March 31, 2005, portfolio investments recorded at fair value were approximately 91% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At March 31, 2005, our largest investments were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC and represented 10.1% and 9.4% of our total assets, respectively, and 9.7% and 8.2% of our total interest and related portfolio income, respectively.
      Our financial results could be negatively affected if Business Loan Express fails to perform as expected. Business Loan Express, LLC (BLX) is one of our largest portfolio investments. Our financial results could be negatively affected if BLX, as a portfolio company, fails to perform as expected or if government funding for, or regulations related to the Small Business Administration 7(a) Guaranteed Loan Program change.
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
      At March 31, 2005, we had $1,296.4 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.4%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.4%.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2005, our asset coverage for senior indebtedness was 263%.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2004.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      On May 28, 2004, Ferolie Corporation, a food broker with business and contractual relationships with an entity that is now affiliated with one of our portfolio companies, Advantage Sales & Marketing Inc., filed suit against us, Advantage Sales & Marketing and the affiliated entity in the United States District Court for the District of Columbia alleging that, among other things, we and Advantage Sales & Marketing had tortiously interfered with Ferolie’s contract with the affiliated entity by causing the affiliated entity (i) to breach its obligations to Ferolie regarding Ferolie’s participation in a reorganization transaction involving the affiliated entity and (ii) to induce clients of Ferolie to transfer their business to the affiliated entity. Ferolie sought actual and punitive damages against us and Advantage Sales & Marketing and declaratory and injunctive relief. On July 15, 2004, the United States District Court for the District of Columbia dismissed the lawsuit for lack of jurisdiction. On August 17, 2004, Ferolie filed a “Petition to Compel Arbitration” in the United States District Court for the Northern District of Illinois naming us, Advantage Sales & Marketing and the affiliated entity as respondents. Ferolie attached to its petition an “Amended Demand for Arbitration and Statement of Claims” that asserts essentially the same claims as were asserted in the lawsuit that was dismissed by the United States District Court for the District of Columbia. On October 29, 2004, the United States District Court for the Northern District of Illinois dismissed Ferolie’s petition after finding that Ferolie had failed to adequately allege the existence of subject matter jurisdiction.
      On November 4, 2004, Ferolie refiled its ‘Petition to Compel Arbitration” in the Circuit Court of Cook County, Illinois. The allegations and relief requested in this proceeding are identical to the assertions made by Ferolie in the two previously dismissed proceedings. On February 15, 2005, the Circuit Court of Cook County, Illinois entered an order denying Ferolie’s motion for an order compelling the Company to arbitrate the claims asserted by Ferolie against it. In the same order, the Circuit Court of Cook County, Illinois granted Ferolie’s motion to compel arbitration of the claims asserted against Advantage Sales & Marketing and the affiliated entity and the arbitration is proceeding. Allied is not a party to the arbitration.
      In addition to the above matters, we are party to certain lawsuits in the normal course of business.
      While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that the outcome of these matters will have a material effect upon our financial condition or results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended March 31, 2005, we issued a total of 55,262 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.4 million.
      On February 15, 2005, we issued 279,720 shares of our common stock in connection with Mercury Air Center, Inc.’s acquisition of Corporate Wings. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.
      The following table provides information as of and for the quarter ended March 31, 2005, regarding shares of our common stock that were purchased under our Non-Qualified Deferred Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third-party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)
1/1/2005 to 1/31/2005	1	$26.97
2/1/2005 to 2/28/2005	—	—
3/1/2005 to 3/31/2005	1,045	$26.60
DCP II(2)
1/1/2005 to 1/31/2005	375	$26.43
2/1/2005 to 2/28/2005	—	—
3/1/2005 to 3/31/2005	69,398	$26.63

Total	70,819	$26.63

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third-party trustee. The individual performance awards will be deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      In connection with the sale of our CMBS and CDO assets, we have awarded transition services bonuses to certain employees in the commercial real estate group including John Scheurer, Douglas Cooper and Jordan Paul, managing directors. These bonuses are included in the estimated transaction expenses and total approximately $3.1 million, which includes $1.0 million for John Scheurer. These bonuses will be payable upon completion of the performance of services under the transition services agreement.

Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on December 15, 2004).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10	.2(a)	First Amendment to Credit Agreement, dated as of October 6, 2003.(Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10	.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.2(c)	Third Amendment to Credit Agreement, dated May 28, 2004. (Incorporated by reference to Exhibit 10.2(c) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.2(d)	Fourth Amendment to Credit Agreement, dated March 29, 2005. (Incorporated by reference to Exhibit f.2(d) filed with Allied Capital’s registration statement on Form N-2 filed on April 7, 2005).
10	.2(e)*	Fifth Amendment to Credit Agreement, dated April 15, 2005.
10.3		Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1998).
10.4		Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5		Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).

Exhibit
Number		Description

10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17		Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18		Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Retention Agreement, dated March 21, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on March 24, 2005).
10.25		Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27		Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number		Description

10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004).
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004).
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 9, 2005	/s/ William L. Walton

William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll

Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.2(e)*	Fifth Amendment to Credit Agreement, dated April 15, 2005.
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.