Form 10-Q
period 2005-06-30
ALLIED CAPITAL CORP
filed 2005-08-08
CIK 3906

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005	Commission File Number: 0-22832
ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)
1919 Pennsylvania Avenue, N.W.
Washington, DC 20006
(Address of Principal Executive Offices)
     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒  NO ☐
      On August 4, 2005, there were 135,004,993 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004

(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2005-$1,328,737; 2004-$1,389,342)	$1,442,656	$1,359,641
Companies 5% to 25% owned (cost: 2005-$178,312; 2004-$194,750)	160,994	188,902
Companies less than 5% owned (cost: 2005-$995,095; 2004-$800,828)	966,885	753,543

Total private finance (cost: 2005-$2,502,144; 2004-$2,384,920)	2,570,535	2,302,086
Commercial real estate finance (cost: 2005-$145,969; 2004-$722,612)	143,801	711,325

Total portfolio at value (cost: 2005-$2,648,113; 2004-$3,107,532)	2,714,336	3,013,411

Deposits of proceeds from sales of borrowed Treasury securities	18,066	38,226
Accrued interest and dividends receivable	61,789	79,489
Other assets	81,333	72,712
Cash and cash equivalents	490,013	57,160

Total assets	$3,365,537	$3,260,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2005-$150,000; 2004-$169,000)	$986,512	$1,064,568
Revolving line of credit	—	112,000
Obligations to replenish borrowed Treasury securities	18,066	38,226
Accounts payable and other liabilities	79,672	66,426

Total liabilities	1,084,250	1,281,220

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 134,131,115 and 133,098,807 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	13	13
Additional paid-in capital	2,120,529	2,094,421
Common stock held in deferred compensation trust	(17,479)	(13,503)
Notes receivable from sale of common stock	(5,270)	(5,470)
Net unrealized appreciation (depreciation) on portfolio	51,939	(107,767)
Undistributed (distributions in excess of) earnings	131,555	12,084

Total shareholders’ equity	2,281,287	1,979,778

Total liabilities and shareholders’ equity	$3,365,537	$3,260,998

Net asset value per common share	$17.01	$14.87

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$30,199	$15,918	$58,450	$31,870
Companies 5% to 25% owned	5,597	6,259	11,518	12,245
Companies less than 5% owned	35,534	51,996	86,307	103,597

Total interest and dividends	71,330	74,173	156,275	147,712

Loan prepayment premiums
Companies more than 25% owned	—	—	—	—
Companies 5% to 25% owned	—	712	—	712
Companies less than 5% owned	853	2,355	2,530	3,305

Total loan prepayment premiums	853	3,067	2,530	4,017

Fees and other income
Companies more than 25% owned	7,877	8,306	12,758	12,795
Companies 5% to 25% owned	55	123	125	470
Companies less than 5% owned	6,092	1,831	9,438	4,271

Total fees and other income	14,024	10,260	22,321	17,536

Total interest and related portfolio income	86,207	87,500	181,126	169,265

Expenses:
Interest	19,154	17,983	39,379	37,096
Employee	22,877	11,920	38,333	24,275
Administrative	23,048	9,076	43,802	14,903

Total operating expenses	65,079	38,979	121,514	76,274

Net investment income before income taxes	21,128	48,521	59,612	92,991
Income tax expense (benefit), including excise tax	5,861	(469)	5,593	(544)

Net investment income	15,267	48,990	54,019	93,535

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(17,884)	4,816	(17,485)	151,499
Companies 5% to 25% owned	4,711	31,068	4,708	35,696
Companies less than 5% owned	220,669	(9,281)	230,558	(12,742)

Total net realized gains	207,496	26,603	217,781	174,453
Net change in unrealized appreciation or depreciation	89,122	19,749	159,706	(152,338)

Total net gains	296,618	46,352	377,487	22,115

Net increase in net assets resulting from operations	$311,885	$95,342	$431,506	$115,650

Basic earnings per common share	$2.33	$0.74	$3.23	$0.90

Diluted earnings per common share	$2.29	$0.73	$3.17	$0.88

Weighted average common shares outstanding — basic	133,701	128,814	133,493	128,564

Weighted average common shares outstanding — diluted	136,381	131,208	135,982	131,620

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2005	2004
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$54,019	$93,535
Net realized gains	217,781	174,453
Net change in unrealized appreciation or depreciation	159,706	(152,338)

Net increase in net assets resulting from operations	431,506	115,650

Shareholder distributions:
Common stock dividends	(152,329)	(146,822)
Preferred stock dividends	—	(52)

Net decrease in net assets resulting from shareholder distributions	(152,329)	(146,874)

Capital share transactions:
Issuance of common stock for portfolio investments	7,200	3,227
Issuance of common stock upon the exercise of stock options	12,689	12,033
Issuance of common stock in lieu of cash distributions	4,163	2,964
Net decrease in notes receivable from sale of common stock	200	10,015
Purchase of common stock held in deferred compensation trust	(3,976)	(6,909)
Other	2,056	28

Net increase in net assets resulting from capital share transactions	22,332	21,358

Total increase (decrease) in net assets	301,509	(9,866)
Net assets at beginning of period	1,979,778	1,914,577

Net assets at end of period	$2,281,287	$1,904,711

Net asset value per common share	$17.01	$14.77

Common shares outstanding at end of period	134,131	128,960

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2005	2004
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$431,506	$115,650
Adjustments
Portfolio investments	(647,248)	(737,227)
Principal collections related to investment repayments or sales	1,090,813	430,882
Change in accrued or reinvested interest and dividends	3,567	(26,147)
Amortization of discounts and fees	(3,334)	(2,490)
Changes in other assets and liabilities	8,136	(4,012)
Depreciation and amortization	963	820
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(916)	(49,117)
Realized losses	41,643	29,550
Net change in unrealized (appreciation) or depreciation	(159,706)	152,338

Net cash provided by (used in) operating activities	765,424	(89,753)

Cash flows from financing activities:
Sale of common stock upon the exercise of stock options	12,689	12,033
Collections of notes receivable from sale of common stock	200	10,015
Borrowings under notes payable and debentures	—	15,212
Repayments on notes payable and debentures	(76,700)	(119,000)
Net borrowings under (repayments on) revolving line of credit	(112,000)	208,500
Redemption of preferred stock	—	(7,000)
Purchase of common stock held in deferred compensation trust	(3,976)	(6,909)
Other financing activities	(1,958)	(572)
Common stock dividends and distributions paid	(150,826)	(143,859)
Preferred stock dividends paid	—	(52)

Net cash provided by (used in) financing activities	(332,571)	(31,632)

Net increase (decrease) in cash and cash equivalents	432,853	(121,385)
Cash and cash equivalents at beginning of period	57,160	214,167

Cash and cash equivalents at end of period	$490,013	$92,782

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Loan (6.8%, Due 12/07 – 1/08)(6)	$4,631	$4,631	$—
(Telecommunications)	Equity Interests		13,274	—
	Common Stock (4,656 shares)		27	—

Advantage Sales & Marketing, Inc.	Loan (12.0%, Due 9/09)	60,000	59,758	59,758
(Business Services)	Debt Securities (18.5%, Due 12/09)	127,716	127,716	127,716
	Common Stock (18,957,011 shares)		73,932	218,048

Alaris Consulting, LLC	Loan (16.1%, Due 12/05 – 12/07)(6)	24,850	24,877	3,209
(Business Services)	Equity Interests		5,165	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan (1.1%, Due 12/04 – 12/05)(6)	5,250	4,851	4,222
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		7,014	892
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	—
(Business Services)	Common Stock (2,750 shares)		—	—

Business Loan Express, LLC	Class A Equity Interests	57,175	57,175	57,175
(Financial Services)	Class B Equity Interests		117,436	144,154
	Class C Equity Interests		109,301	138,690
	Guaranty ($107,720 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan (12.0%, Due 12/06)	1,301	1,301	1,301
(Financial Services)	Debt Securities (18.0%, Due 10/08)	4,424	4,424	4,424
	Common Stock (10 shares)		2,045	4,100

Fairchild Industrial Products	Loan (8.5%, Due 7/09)	6,297	6,297	6,297
Company	Debt Securities (12.1%, Due 7/09)	3,624	3,624	3,624
(Industrial Products)	Common Stock (2,000 shares)		2,841	19,576

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
(7) Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Financial Pacific Company	Loan (17.4%, Due 2/12 – 8/12)	$69,478	$69,185	$69,185
(Financial Services)	Preferred Stock (10,964 shares)		10,276	11,896
	Common Stock (14,735 shares)		14,819	46,925

ForeSite Towers, LLC	Equity Interests		4,146	4,161
(Tower Leasing)

GAC Investments, Inc.	Common Stock (107 shares)		57,356	7,661
(Broadcasting & Cable)	Guaranty ($800)
	Standby Letter of Credit ($200)

Global Communications, LLC	Loan (14.5%, Due 12/03 – 12/06)(6)	6,393	6,393	6,393
(Business Services)	Debt Securities (13.0%, Due 9/02 – 9/05)(6)	18,446	18,443	18,443
	Preferred Equity Interest		14,067	14,233
	Options		1,639	—

Gordian Group, Inc.	Loan (10.0%, Due 12/05 – 12/08)(6)	11,392	11,430	4,618
(Business Services)	Common Stock (1,000 shares)		5,821	—

HealthASPex, Inc.	Preferred Stock (1,000,000 shares)		700	700
(Business Services)	Preferred Stock (1,451,380 shares)		4,900	1,341
	Common Stock (1,451,380 shares)		4	—

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	3,899
	Warrants		1,155	1,501

Housecall Medical Resources, Inc.	Loan (16.8%, Due 11/07 – 11/09)	15,846	15,796	15,796
(Healthcare Services)	Common Stock (864,000 shares)		86	53,612

Impact Innovations Group, LLC (Business Services)	Equity Interests in Affiliate		—	772

Insight Pharmaceuticals Corporation	Loan (16.0%, Due 9/12)	57,791	57,528	57,528
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	26,000
	Common Stock (6,200 shares)		6,325	442

Jakel, Inc.	Loan (15.5%, Due 3/08)(6)	5,412	5,412	—
(Industrial Products)	Debt Securities (15.5%, Due 3/08)(6)	8,330	8,330	—
	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Loan (14.0%, Due 5/09)(6)	7,646	7,646	5,552
(Financial Services)	Debt Securities (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		2,729	—

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
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Litterer Beteiligungs-GmbH(4)	Debt Securities (8.0%, Due 3/07)	$633	$633	$633
(Business Services)	Equity Interest		1,756	2,234

Maui Body Works, Inc.	Common Stock (100 shares)		2,501	—
(Healthcare Services)

Mercury Air Centers, Inc.	Senior Loan (10.0%, Due 4/09)	23,500	23,500	23,500
(Business Services)	Loan (16.0%, Due 4/09)	38,908	38,735	38,735
	Common Stock (57,068 shares)		33,723	29,000
	Standby Letters of Credit ($1,322)

MVL Group, Inc.	Loan (12.9%, Due 7/09)	42,440	41,948	41,948
(Business Services)	Debt Securities (14.4%, Due 7/09)	18,266	17,793	17,793
	Common Stock (648,661 shares)		643	6,541

Pennsylvania Avenue Investors, L.P. (5)	Equity Interests		1,897	1,419
(Private Equity Fund)

Powell Plant Farms, Inc.	Loan (15.0%, Due 12/05)	29,940	21,092	21,092
(Consumer Products)	Debt Securities (20.0%, Due 6/03)(6)	19,291	19,224	10,392
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

Redox Brands, Inc.	Preferred Stock (2,726,444 shares)		7,903	8,410
(Consumer Products)	Warrants		584	300

Service Champ, Inc.	Loan (15.5%, Due 4/12)	26,739	26,593	26,593
(Business Services)	Common Stock (63,888 Shares)		13,662	13,662

Staffing Partners Holding	Loan (13.5%, Due 10/06)(6)	940	940	940
Company, Inc.	Debt Securities (13.5%, Due 10/06)(6)	5,672	5,672	5,672
(Business Services)	Preferred Stock (439,600 shares)		4,968	731
	Common Stock (69,773 shares)		50	—
	Warrants		10	—

Startec Global Communications	Loan (10.0%, Due 5/07 – 5/09)	16,426	16,426	16,426
Corporation	Common Stock (19,180,000 shares)		37,255	4,993
(Telecommunications)

STS Operating, Inc.	Loan (15.3%, Due 3/12)	8,436	8,436	8,436
(Industrial Products)	Common Stock (3,000,000 shares)		3,522	16,725
	Options		—	—

Total companies more than 25% owned			$1,328,737	$1,442,656

Companies 5% to 25% Owned

Air Evac Lifeteam	Debt Securities (13.0%, Due 7/10)	$41,841	$41,677	$41,677
(Healthcare Services)	Equity Interests		3,941	3,127

Aspen Pet Products, Inc.	Loans (19.0%, Due 6/08)	19,453	19,361	19,361
(Consumer Products)	Preferred Stock (2,819 shares)		2,154	1,014
	Common Stock (1,400 shares)		140	—
	Warrants		—	—

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
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Becker Underwood, Inc.	Loan (14.5%, Due 8/12)	$23,342	$23,239	$23,239
(Industrial Products)	Common Stock (4,364 shares)		5,000	4,000

Border Foods, Inc.	Loan (13.0%, Due 12/10)	3,000	3,000	1,193
(Consumer Products)	Debt Securities (13.0%, Due 12/10)	10,000	9,540	3,795
	Preferred Stock (50,919 shares)		2,000	—
	Common Stock (1,810 shares)		45	—
	Warrants		665	—

The Debt Exchange Inc.	Preferred Stock (921,875 shares)		1,250	2,226
(Business Services)

MedBridge Healthcare, LLC	Loan (5.1%, Due 8/09 – 8/14)	11,447	11,447	9,829
(Healthcare Services)	Convertible Debenture (2.0%, Due 8/14)(6)	2,985	1,000	—

Nexcel Synthetics, LLC	Loan (14.5%, Due 6/09)	10,430	10,397	10,397
(Consumer Products)	Equity Interests		1,708	450

Pres Air Trol LLC	Debt Securities (12.0%, Due 4/10)	6,265	5,947	5,947
(Industrial Products)	Equity Interests		1,338	319

Progressive International	Loan (16.0%, Due 12/09)	7,327	7,298	7,298
Corporation	Preferred Stock (500 shares)		500	778
(Consumer Products)	Common Stock (197 shares)		13	13
	Warrants		—	—

Soteria Imaging Services, LLC	Loan (12.1%, Due 11/10)	11,906	10,804	10,804
(Healthcare Services)	Equity Interests		2,140	2,226

Universal Environmental Services,	Loan (13.5%, Due 2/09)	12,150	12,105	12,105
LLC	Equity Interests		1,603	1,196
(Business Services)

Total companies 5% to 25% owned			$178,312	$160,994

Companies Less Than 5% Owned

Anthony, Inc.	Loan (12.5%, Due 9/11 – 9/12)	$14,596	$14,532	$14,532
(Industrial Products)

Apogen Technologies, Inc.	Debt Securities (13.0%, Due 1/10)	5,000	4,984	4,984
(Business Services)	Preferred Stock (270,008 shares)		2,700	3,354
	Common Stock (1,256,452 shares)		50	5,789
	Warrants		—	483

Autonomy Corporation PLC(3)(4)	Common Stock (302,667 shares)		1,298	1,271
(Business Services)

Benchmark Medical, Inc.	Debt Securities (14.0%, Due 12/08)	13,788	13,734	13,734
(Healthcare Services)	Warrants		18	18

BI Incorporated	Loan (14.0%, due 2/12)	16,040	15,964	15,964
(Business Services)

C&K Market, Inc.	Loan (13.0%, due 12/08)	14,472	14,406	14,406
(Retail)

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
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	$18,800	$18,988	$18,988
CDO Fund I, Ltd.(4)	Class D Notes (17.0%, Due 12/13)	9,400	9,494	9,494
(Senior Debt CDO Fund)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,489	24,489
CLO Fund III, Ltd. (4)
(Senior Debt CLO Fund)

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	2,794
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest		2,335	2,168
(Private Equity Fund)

CBS Personnel Holdings, Inc.	Loan (14.5%, Due 12/09)	20,357	20,272	20,272
(Business Services)

Colibri Holding Corporation	Debt Securities (12.5%, Due 9/08)	3,750	3,516	3,516
(Consumer Products)	Preferred Stock (459 shares)		523	875
	Common Stock (3,362 shares)		1,250	452
	Warrants		290	105

Community Education Centers, Inc.	Loan (15.0%, Due 12/10)	31,729	31,603	31,603
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,763
(Industrial Products)	Common Stock (2,000 shares)		200	500

Cooper Natural Resources, Inc.	Debt Securities (0%, Due 11/07)	1,170	1,170	1,062
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	—
	Warrants		830	—

Coverall North America, Inc.	Loan (14.6%, Due 2/11)	26,958	26,906	26,906
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,659
	Warrants		2,950	3,400

DCS Business Services, Inc.	Common Stock (478,816 shares)		734	2,500
(Business Services)

Drilltec Patents & Technologies	Loan (10.0%, Due 8/06)(6)	10,994	10,918	—
Company, Inc.	Debt Securities (15.8%, Due 8/06)(6)	1,500	1,500	—
(Energy Services)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,024	—
(Private Equity Fund)

EDM Consulting, LLC	Loan (6.0%, Due 12/06)(6)	100	100	85
(Business Services)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Frozen Specialties, Inc.	Warrants		435	530
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
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Garden Ridge Corporation (Retail)	Loan (7.0%, Due 5/12)(6)	$22,500	$22,500	$14,985

Geotrace Technologies, Inc.	Debt Securities (12.0%, Due 6/09)	18,400	16,468	16,468
(Energy Services)	Warrants		2,350	2,350

Ginsey Industries, Inc.	Loans (12.5%, Due 3/06)	4,105	4,105	4,105
(Consumer Products)

Grant Broadcasting Systems II	Loan (5.0%, Due 6/09)	2,756	2,756	2,756
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		6,451	4,094
(Private Equity Fund)

Haven Eldercare of New England, LLC(8)	Loans (9.3%, Due 10/05)(6)	46,671	46,670	45,022
(Healthcare Services)

Haven Healthcare Management, LLC(8)	Loan (18.0% Due 8/06)(6)	5,817	5,817	4,721
(Healthcare Services)

The Hillman Companies, Inc.(3)	Loan (13.5%, Due 9/11)	43,509	43,308	43,308
(Consumer Products)

Homax Holdings, Inc.	Debt (12.0%, Due 8/11)	14,000	12,973	12,973
(Consumer Products)	Preferred Stock (89 shares)		89	82
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,333

Icon International, Inc.	Common Stock (25,707 shares)		76	—
(Business Services)

Interline Brands, Inc.(3)	Common Stock (152,371 shares)		2,294	2,896
(Business Services)

International Fiber Corporation	Debt Securities (14.0%, Due 6/12)	21,328	21,236	21,236
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,100

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	2,807
(Business Services)	Warrants		136	90

Meineke Car Care Centers, Inc.	Senior Loan (6.9%, Due 6/11)	28,000	27,852	27,852
(Business Services)	Loan (11.0%, Due 6/12)	55,000	54,729	54,729
	Debt Securities (15.0%, Due 6/13)	17,000	16,916	16,916
	Common Stock (10,696,308 shares)(9)		26,985	26,985
	Warrants		—	—

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
(8) Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
(9) Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MHF Logistical Solutions, Inc.	Senior Loan (10.5%, Due 5/11)	$23,000	$22,887	$22,887
(Business Services)	Preferred Stock (431 shares)		431	431
	Common Stock (1,438 shares)		144	144

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,600	3,287
(Private Equity Fund)

Mogas Energy, LLC (Energy Services)	Debt Securities (9.5%, Due 3/12 – 4/12)	17,227	15,773	15,773
	Warrants		1,774	2,800

MortgageRamp, Inc.	Common Stock (772,000 shares)		3,860	306
(Business Services)

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)		2,764	2,564
Inc.(3)	Warrants		575	893
(Education)

Norwesco, Inc.	Loan (14.0%, Due 12/11)	15,000	14,930	14,930
(Industrial Products)

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,399	1,457
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	580
(Business Services)

Onyx Television GmbH(4)	Preferred Units		201	—
(Broadcasting & Cable)

Opinion Research Corporation(3)	Warrants		996	800
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,200
(Consumer Products)

Packaging Advantage Corporation	Debt Securities (18.5%, Due 7/06)	15,439	14,731	11,134
(Business Services)	Common Stock (232,168 shares)		2,386	—
	Warrants		963	—

Pro Mach, Inc.	Loan (13.8%, Due 6/12)	19,107	19,020	19,020
(Industrial Products)	Equity Interests		1,500	1,200

RadioVisa Corporation	Loan (15.5%, Due 12/08)	26,484	26,378	26,378
(Broadcasting & Cable)

Red Hawk Industries, LLC	Senior Loan (11.0%, Due 4/11)	28,000	27,866	27,866
(Business Services)	Loan (11.0%, Due 4/11)	8,200	8,136	8,136

Resun Leasing, Inc.	Loan (15.5%, Due 11/07)	30,000	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities (15.0%, Due 11/08)	17,885	17,395	17,395
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	619

SBBUT, LLC	Equity Interests		85	85
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
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2005

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		$300	$—
(Industrial Products)	Common Stock (2,000 shares)		200	—

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		2,199	2,093
(Private Equity Fund)

SunStates Refrigerated Services,	Loan (0%, Due 1/05)(6)	$15	15	—
Inc.
(Warehouse Facilities)

Tradesmen International, Inc.	Debt Securities (12.0%, Due 12/09)	15,000	14,257	14,257
(Business Services)	Warrants		710	710

United Site Services, Inc.	Loan (13.0%, Due 6/10 – 12/10)	54,107	53,851	53,851
(Business Services)	Common Stock (160,588 shares)		1,000	1,000

Universal Tax Systems, Inc.	Loan (14.5%, Due 7/11)	18,828	18,748	18,748
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,075	4,876
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		34	34
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	403
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	814
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	709
(Private Equity Fund)

Wear Me Apparel Corporation	Debt Securities (15.0%, Due 12/10)	45,000	43,741	43,741
(Consumer Products)	Warrants		1,219	550

Weston Solutions, Inc.	Loan (17.3%, Due 6/10)	7,350	7,325	7,325
(Business Services)

Wilshire Restaurant Group, Inc.	Debt Securities (20.0%, Due 6/07)(6)	19,107	18,566	18,954
(Retail)	Warrants		735	735

Wilton Industries, Inc.	Loan (19.3%, Due 6/08)	7,200	7,200	7,200
(Consumer Products)

Woodstream Corporation	Loan (12.8%, Due 8/12 – 2/13)	31,101	31,052	31,052
(Consumer Products)	Common Stock (180 shares)		673	1,869
	Warrants		—	1,631

Other companies	Other investments	484	542	530
	Other investments(6)	223	223	223
	Guaranty ($153)

Total companies less than 5% owned			$995,095	$966,885

Total private finance (117 portfolio companies)			$2,502,144	$2,570,535

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

Commercial Real Estate Finance
(in thousands, except number of loans)

			June 30, 2005

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	7	$43,274	$42,954
	7.00%–8.99%	26	50,785	48,547
	9.00%–10.99%	3	10,745	10,656
	11.00%–12.99%	1	7,822	7,666
	13.00%–14.99%	1	2,297	2,297
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(10)		40	$118,893	$116,090

Real Estate Owned			$13,985	$16,655

Equity Interests(2)
Companies more than 25% owned (Guarantees — $7,054)			$13,091	$9,123
Companies less than 5% owned			—	1,933

Total equity interests			$13,091	$11,056

Total commercial real estate finance			$145,969	$143,801

Total portfolio			$2,648,113	$2,714,336

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
(5) Non-registered investment company.
(10) Commercial mortgage loans totaling $17.8 million were on non-accrual status and therefore were considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and six months ended June 30, 2005 and 2004 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary that has also elected to be regulated as a BDC, Allied Investment Corporation (“Allied Investment”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries which are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that provides diligence and structuring services on private finance and commercial real estate finance transactions, as well as structuring, transaction, management, consulting and other services to the Company and its portfolio companies.
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
      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company has primarily invested in companies in a variety of industries.
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2004 balances to conform with the 2005 financial statement presentation.
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and changes in net assets and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the operating results to be expected for the full year.
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
      In the ordinary course of business, the Company enters into transactions with portfolio companies that may be considered related party transactions.

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

Equity Securities
      The Company’s equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
      The value of the Company’s equity securities in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
      Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are expected to be collected and to the extent that the Company has the option to receive the dividend in cash. Dividend income on common equity securities is recorded on the record date for private companies or on the ex-dividend date for publicly traded companies.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued

Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligations (“CDO”)
      On May 3, 2005, the Company completed the sale of its portfolio of CMBS bonds and CDO bonds and preferred shares. See Note 3.
      Prior to the sale on May 3, 2005, CMBS bonds and CDO bonds and preferred shares were carried at fair value, which was based on a discounted cash flow model that utilized prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CMBS bonds and CDO bonds and preferred shares, when available. The Company recognized unrealized appreciation or depreciation on its CMBS bonds and CDO bonds and preferred shares as comparable yields in the market changed and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. The Company determined the fair value of its CMBS bonds and CDO bonds and preferred shares on an individual security-by-security basis.
      The Company recognized income from the amortization of original issue discount using the effective interest method, using the anticipated yield over the projected life of the investment. Yields were revised when there were changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield were recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds and CDO bonds and preferred shares from the date the estimated yield was changed.

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

Fee Income
      Fee income includes fees for guarantees and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Guaranty fees are generally recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

Guarantees
      The Company accounts for guarantees under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebted-

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
ness of Others (the “Interpretation”). In accordance with the Interpretation, guarantees meeting the characteristics described in the Interpretation, and issued or modified after December 31, 2002, are recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5 for disclosures related to the Company’s guarantees.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$311,885	$95,342	$431,506	$115,650
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,109)	(7,543)	(6,964)	(10,596)

Pro forma net increase in net assets resulting from operations	307,776	87,799	424,542	105,054
Less preferred stock dividends	—	(7)	—	(52)

Pro forma net income available to common shareholders	$307,776	$87,792	$424,542	$105,002

Basic earnings per common share:
As reported	$2.33	$0.74	$3.23	$0.90
Pro forma	$2.30	$0.68	$3.18	$0.82
Diluted earnings per common share:
As reported	$2.29	$0.73	$3.17	$0.88
Pro forma	$2.26	$0.67	$3.12	$0.80
      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2005 and 2004:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Risk-free interest rate	4.1%	3.8%	4.1%	2.9%
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	35.5%	37.0%	35.5%	37.0%
Dividend yield	9.0%	9.0%	9.0%	8.8%
Weighted average fair value per option	$3.87	$3.82	$3.87	$4.19

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Company has made no provision for regular corporate income taxes for these entities. AC Corp is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate.
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be subject to a 4% excise tax on such income spilled over for distribution in the following year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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
      The consolidated financial statements include portfolio investments at value of $2.7 billion and $3.0 billion at June 30, 2005, and December 31, 2004, respectively. At June 30, 2005, and December 31, 2004, 80% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the effects of the Statement on its financial position and results of operations with respect to the selection of a valuation model and adoption method. See the Company’s current disclosure under APB Opinion No. 25 above.
Note 3. Portfolio

Private Finance
      At June 30, 2005, and December 31, 2004, the private finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities (2)	$1,730,570	$1,633,016	13.7%	$1,679,855	$1,602,869	13.9%
Equity securities	771,574	937,519		705,065	699,217

Total	$2,502,144	$2,570,535		$2,384,920	$2,302,086

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At June 30, 2005, and December 31, 2004, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	The principal balance outstanding on loans and debt securities was $1.8 billion and $1.7 billion at June 30, 2005, and December 31, 2004, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $26.2 million and $29.8 million at June 30, 2005, and December 31, 2004, respectively.
     The Company’s private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. The Company’s private finance investments are generally issued by private companies and are generally illiquid and subject to restrictions on resale.
      Private finance debt investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At both June 30, 2005, and December 31, 2004, approximately 94% of the Company’s loans and debt securities had fixed interest rates. Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Equity securities consist primarily of securities issued by private companies and may be subject to restrictions on their resale and are generally illiquid. The Company may incur costs associated with making buyout investments, such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees and other costs, which will be added to the cost basis of the Company’s equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.
      The Company’s largest investments at value at June 30, 2005, and December 31, 2004, were in Advantage Sales & Marketing, Inc. (“Advantage”) and Business Loan Express, LLC (“BLX”).
      In June 2004, the Company completed the purchase of a majority voting ownership in Advantage, which is subject to dilution by a management option pool. The Company’s investment totaled $261.4 million at cost and $405.5 million at value at June 30, 2005, and $258.7 million at cost and $283.0 million at value at December 31, 2004. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Total interest and related portfolio income earned from the Company’s investment in Advantage for the three and six months ended June 30, 2005, was $9.4 million and $18.5 million, respectively, which included interest income of $7.8 million and $15.4 million, respectively, and fees and other income of $1.6 million and $3.1 million, respectively. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2005, included $51.0 million and $119.9 million, respectively, of unrealized appreciation related to Advantage.
      Total interest and related portfolio income earned from the Company’s investment in Advantage for the three and six months ended June 30, 2004, was $2.8 million, which included interest income of $0.1 million and fees and other income of $2.7 million.
      The Company’s investment in BLX totaled $283.9 million at cost and $340.0 million at value at June 30, 2005, and $280.4 million at cost and $335.2 million at value at December 31, 2004. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At June 30, 2005, and December 31, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and six months ended June 30, 2005, was $8.8 million and $16.6 million, respectively, which included interest income on the Class A equity interests of $3.5 million and $6.9 million, respectively, dividend income on Class B interests of $3.0 million and $5.0 million, respectively, and fees and other income of $2.3 million and $4.7 million, respectively. Interest and dividend income from BLX for the three and six months ended June 30, 2005, included interest and dividend income of $1.7 million and $3.3 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and six months ended June 30, 2004, was $11.8 million and $22.9 million, respectively, which included interest income on the subordinated debt and Class A equity interests of $5.7 million

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
and $11.3 million, respectively, dividend income on Class B interests of $2.8 million and $4.8 million, respectively, and fees and other income of $3.3 million and $6.8 million, respectively. Interest and dividend income from BLX for the three and six months ended June 30, 2004, included interest and dividend income of $5.4 million and $9.9 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2005, included a net increase in unrealized appreciation of $7.6 million and $1.3 million, respectively, on the Company’s investment in BLX. There was no change in unrealized appreciation or depreciation related to our investment in BLX for the three months ended June 30, 2004. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2004, included a net decrease in unrealized appreciation of $9.3 million on the Company’s investment in BLX.
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
      The Company had provided BLX with a $20 million revolving credit facility for working capital which matured on June 30, 2005. At June 30, 2005, and December 31, 2004, there were no amounts outstanding under this facility.
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
      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At June 30, 2005, and December 31, 2004, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at June 30, 2005, was $107.7 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at June 30, 2005. At June 30, 2005, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.5 million for both the three months ended June 30, 2005 and 2004, and $3.2 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively.
      Other activities (at cost) in portfolio companies more than 25% owned, excluding changes in unrealized appreciation or depreciation, during the six months ended June 30, 2005, included:

•	a partial repayment of $8.2 million of the Company’s investment in Avborne, Inc. (“Avborne”) as a result of the sale of certain of Avborne’s assets during the first quarter of 2005;

•	fundings of $40.7 million on Callidus Capital Corporation’s (“Callidus”) revolving line of credit related to its middle market underwriting and syndication facility. Callidus repaid borrowings under this facility totaling $82.9 million during the six months ended June 30, 2005, for net repayments under the facility during the six months ended June 30, 2005, of $42.2 million. In addition, the Company paid a fee to Callidus of $0.6 million in the second quarter of 2005 for the referral of Service Champ Inc. This fee has been included in the cost basis of the Company’s equity investment in Service Champ.;

•	a partial repayment of $14.6 million of the Company’s investment in ForeSite Towers, LLC (“ForeSite”) as a result of the sale of a portion of ForeSite’s assets during the second quarter of 2005;

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (“GAC”)with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC;

•	an additional loan of $2.0 million to Gordian Group, Inc.;

•	the repayment of the Company’s debt investment of $9.3 million in HMT, Inc.;

•	the repayment of the Company’s $66.1 million senior loan investment in Insight Pharmaceuticals Corporation (“Insight”) as a result of Insight’s senior debt refinancing;

•	an additional $9.5 million debt and equity investment in Mercury Air Centers, Inc. to finance an acquisition;

•	an additional $27.4 million debt investment in MVL Group, Inc. to finance an acquisition;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

•	fundings of $5.8 million on Powell Plant Farms, Inc.’s (“Powell”) revolving credit facility for working capital. Powell repaid borrowings under this facility totaling $7.9 million, for net repayments under the facility during the six months ended June 30, 2005, of $2.1 million;

•	the sale of the assets out of bankruptcy of Norstan Apparel Shops, Inc. (“Norstan”), which resulted in a realized loss during the second quarter of 2005. During the first quarter of 2005, the Company appointed three members to Norstan’s board of directors and had control of the board. Accordingly, the realized loss was included in the portfolio companies more than 25% owned category;

•	the repayment of the Company’s debt investment of $14.0 million in Redox Brands, Inc.;

•	a debt and equity investment of $40.4 million in Service Champ Inc.; and

•	an additional debt investment of $8.4 million in STS Operating, Inc. (“STS”) to support the recapitalization of STS. In connection with the recapitalization, STS redeemed the Company’s preferred stock investment.
      On March 31, 2004, the Company sold its control investment in Hillman, which was one of the Company’s largest investments, for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing $44.6 million in outstanding debt. Total consideration to the Company from the sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced the Company’s investment, and no gain or loss resulted from the transaction. For the six months ended June 30, 2004, the Company realized a gain of $150.2 million on the transaction including a gain of $1.2 million realized during the second quarter of 2004, resulting from post-closing adjustments, which provided additional cash consideration to the Company in the same amount. For the year ended December 31, 2004, the Company realized a gain of $150.3 million on the transaction.
      At June 30, 2005, and December 31, 2004, loans and debt securities at value not accruing interest were as follows:

	2005	2004
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$22,441	$34,374
Companies less than 5% owned	15,070	16,550
Loans and debt securities not in workout status
Companies more than 25% owned	37,000	29,368
Companies 5% to 25% owned	—	678
Companies less than 5% owned	68,920	15,864

Total	$143,431	$96,834

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The industry and geographic compositions of the private finance portfolio at value at June 30, 2005, and December 31, 2004, were as follows:

	2005	2004

Industry
Business services	43%	32%
Financial services	19	21
Consumer products	13	20
Healthcare services	8	8
Industrial products	6	8
Retail	3	2
Energy services	2	2
Broadcasting and cable	1	2
Other	5	5

Total	100%	100%

Geographic Region(1)
Mid-Atlantic	33%	40%
West	29	27
Southeast	22	14
Midwest	12	15
Northeast	4	4

Total	100%	100%

(1)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations.

Commercial Real Estate Finance
      At June 30, 2005, and December 31, 2004, the commercial real estate finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$—	$—		$383,310	$373,805	14.6%
CDO bonds and preferred shares	—	—		212,590	212,573	16.8%
Commercial mortgage loans	118,893	116,090	6.7%	99,373	95,056	6.8%
Real estate owned	13,985	16,655		16,170	16,871
Equity interests	13,091	11,056		11,169	13,020

Total	$145,969	$143,801		$722,612	$711,325

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). On May 3, 2005, the Company completed the sale of its portfolio of CMBS bonds and CDO bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of $976.0 million and realized a net gain of $227.7 million, after transaction and other costs of $7.8 million. Transaction costs included investment banking fees, legal and other professional fees, and other transaction costs. Upon the closing of the sale, the Company settled all the hedge positions relating to these assets, which resulted in a net realized loss of $0.7 million, which has been included in the net realized gain on the sale. The value of these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.
      Simultaneous with the sale of the Company’s CMBS and CDO portfolio, the Company entered into certain agreements with affiliates of the Caisse, including a platform assets purchase agreement, pursuant to which the Company agreed to sell certain additional commercial real estate-related assets to the Caisse, subject to certain adjustments and closing conditions, and a transition services agreement, pursuant to which the Company agreed to provide certain transition services for a limited transition period.
      The platform assets purchase agreement was completed on July 13, 2005, and the Company received total cash proceeds from the sale of the platform assets of approximately $5.3 million. No gain or loss resulted from the transaction. Under this agreement, the Company agreed not to invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, subject to certain limitations and excluding the Company’s existing portfolio and related activities.
      Services provided under the transition services agreement were completed on July 13, 2005. For the three months ended June 30, 2005, the Company received a total of $1.1 million under the transition services agreement as reimbursement for employee and administrative expenses.
      Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30, 2005, approximately 80% and 20% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2004, approximately 94% and 6% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of June 30, 2005, and December 31, 2004, loans with a value of $17.8 million and $18.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at June 30, 2005, and December 31, 2004, were as follows:

	2005	2004

Property Type
Hospitality	31%	49%
Housing	18	5
Office	18	17
Retail	14	21
Other(1)	19	8

Total	100%	100%

(1)	Other includes the Company’s investment in an originator of commercial mortgage loans.

	2005	2004

Geographic Region
Midwest	30%	30%
Mid-Atlantic	30	20
West	21	16
Southeast	13	26
Northeast	6	8

Total	100%	100%

Note 4. Debt
      At June 30, 2005, and December 31, 2004, the Company had the following debt:

	2005				2004

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$940,012	$940,012	6.5%		$981,368	$981,368	6.5%
SBA debentures	53,800	46,500	7.8%		84,800	77,500	8.2%
OPIC loan	—	—			5,700	5,700	6.6%

Total notes payable and debentures	993,812	986,512	6.5%		1,071,868	1,064,568	6.6%
Revolving line of credit	587,500	—	—	(2)	552,500	112,000	6.3	%(2)

Total debt	$1,581,312	$986,512	6.8	%(2)	$1,624,368	$1,176,568	6.6	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at June 30, 2005. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date. The annual cost of commitment fees and other facility fees was $2.8 million at June 30, 2005, and included the extension fee of $1.8 million that the Company paid on April 18, 2005, as discussed below. The stated interest rate payable on the revolving line of credit was 4.7% at December 31, 2004, which excluded the annual cost of commitment fees and other facility fees of $1.8 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At June 30, 2005, the notes had remaining maturities of three months to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement. During the second quarter of 2005, the Company repaid $40.0 million of the unsecured notes payable.
      The Company has issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s existing unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, the Company entered into a cross currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.
      SBA Debentures. At June 30, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 7.5%. At June 30, 2005, the debentures had remaining maturities of five to seven years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the first quarter of 2005, the Company repaid $31.0 million of the SBA debentures.
      At June 30, 2005, the Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at June 30, 2005, were as follows:

Year	Amount Maturing

($ in thousands)
2005	$125,000
2006	175,000
2007	—
2008	153,000
2009	267,512
Thereafter	266,000

Total	$986,512

Revolving Line of Credit
      During the first quarter of 2005, the Company expanded the committed amount under the unsecured revolving credit facility to $587.5 million. The committed amount may be further expanded through new or additional commitments up to $600 million at the Company’s option. During the second quarter of 2005, the Company extended the maturity of the line of credit to April 2006 under substantially similar terms. The extension of the facility required payment of an extension fee of 0.3%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
on existing commitments and the interest rate on outstanding borrowings has increased by 0.5% during the extension period. After the extension notice, the facility generally bears interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 2.00%, (ii) the Bank of America, N.A. cost of funds plus 2.00% or (iii) the higher of the Bank of America, N.A. prime rate or the Federal Funds rate plus 1.00%. The interest rate adjusts at the beginning of each new interest period, usually every 30 days. The facility requires an annual commitment fee equal to 0.25% of the committed amount. The annual cost of commitment fees and other facility fees was $2.8 million and $1.8 million at June 30, 2005, and December 31, 2004, respectively. The facility fees at June 30, 2005, include the extension fee of $1.8 million that the Company paid on April 18, 2005. The line of credit generally requires monthly payments of interest, and all principal is due upon maturity.
      The average debt outstanding on the revolving line of credit was $64.4 million and $1.9 million, respectively, for the six months ended June 30, 2005 and 2004. The maximum amount borrowed under this facility and the weighted average stated interest rate for the six months ended June 30, 2005 and 2004, were $263.3 million and 4.4%, respectively, and $208.5 million and 3.7%, respectively. As of June 30, 2005, the amount available under the revolving line of credit was $550.4 million, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2005, and December 31, 2004, the Company was in compliance with these covenants.
Note 5. Guarantees
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2005, and December 31, 2004, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $116.8 million and $100.2 million, respectively, and had extended standby letters of credit aggregating $37.1 million and $44.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $153.9 million and $144.3 million at June 30, 2005, and December 31, 2004, respectively. At June 30, 2005, and December 31, 2004, $0.4 million and $0.8 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
      As of June 30, 2005, the guarantees and standby letters of credit expire as follows:

	Total	2005	2006	2007	2008	2009	After 2009
(in millions)
Guarantees	$116.8	$0.1	$0.9	$107.8	$—	$2.5	$5.5
Standby letters of credit(1)	37.1	—	37.1	—	—	—	—

Total	$153.9	$0.1	$38.0	$107.8	$—	$2.5	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2006.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At June 30, 2005, the Company had outstanding commitments to fund investments totaling $591.9 million, including $541.0 million related to private finance investments and $50.9 related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by January 2006. The aggregate outstanding principal balance of these sold loans was $11.7 million at June 30, 2005.
Note 6. Shareholders’ Equity
      The Company did not sell any common stock during the six months ended June 30, 2005 or 2004. The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Center, Inc. during the six months ended June 30, 2005, and 0.1 million shares of common stock with a value of $3.2 million to acquire Legacy Partners Group, LLC during the six months ended June 30, 2004.
      The Company issued 0.6 million shares of common stock upon the exercise of stock options for each of the six months ended June 30, 2005 and 2004.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the six months ended June 30, 2005 and 2004, the Company issued new shares in order to satisfy dividend reinvestment requests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      Dividend reinvestment plan activity for the six months ended June 30, 2005 and 2004, was as follows:

	For the Six Months
	Ended June 30,

	2005	2004
(in thousands, except per share amounts)
Shares issued	151	110
Average price per share	$27.58	$26.91
Note 7. Earnings Per Common Share
      Earnings per common share for the three and six months ended June 30, 2005 and 2004, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$311,885	$95,342	$431,506	$115,650
Less preferred stock dividends	—	(7)	—	(52)

Income available to common shareholders	$311,885	$95,335	$431,506	$115,598

Weighted average common shares outstanding — basic	133,701	128,814	133,493	128,564
Dilutive options outstanding to officers	2,680	2,394	2,489	3,056

Weighted average common shares outstanding — diluted	136,381	131,208	135,982	131,620

Basic earnings per common share	$2.33	$0.74	$3.23	$0.90

Diluted earnings per common share	$2.29	$0.73	$3.17	$0.88

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at June 30, 2005, and December 31, 2004, totaled $16.7 million and $16.1 million, respectively.
      The Company has an Individual Performance Award (“IPA”) plan, which was established as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board of Directors has approved a non-qualified deferred compensation plan (“DCP II”), which is

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
administered through a trust by an independent third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA, which will generally be determined annually at the beginning of each year, is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the six months ended June 30, 2005, 0.2 million shares were purchased in the DCP II.
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
      For the three months ended June 30, 2005 and 2004, IPA expense related to Company contributions was $1.9 million and $3.5 million, respectively. For the six months ended June 30, 2005 and 2004, IPA expense related to Company contributions was $3.8 million and $7.0 million, respectively. The IPA amounts were contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. The effect of this adjustment for the three months ended June 30, 2005 and 2004, was to increase the individual performance award expense by $1.8 million and reduce the individual performance award expense by $0.6 million, respectively. The effect of this adjustment for the six

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
months ended June 30, 2005 and 2004, was to increase the individual performance award expense by $1.9 million and reduce the individual performance award expense by $0.6 million, respectively. This resulted in a total individual performance award expense of $3.7 million and $2.9 million for the three months ended June 30, 2005 and 2004, respectively, and $5.7 million and $6.4 million for the six months ended June 30, 2005 and 2004, respectively.
      The Company also has an individual performance bonus (“IPB”) plan. The IPB for 2005 will be distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three and six months ended June 30, 2005, the IPB expense was $2.0 million and $3.6 million, respectively. The IPA and IPB expenses are included in employee expenses.
Note 9. Stock Option Plan
      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted generally vest ratably over a three-to five-year period.
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
      There are 32.2 million shares authorized under the Option Plan. At June 30, 2005, and December 31, 2004, the number of shares available to be granted under the Option Plan was 7.4 million and 7.9 million, respectively. During the six months ended June 30, 2005, options for 1.0 million shares were granted to employees under the Option Plan at a weighted average exercise price of $26.58 per share. During the six months ended June 30, 2004, options for 7.9 million shares were granted to employees under the Option Plan at a weighted average exercise price of $28.47 per share. During the six months ended June 30, 2005 and 2004, 0.5 million shares and 0.1 million shares, respectively, were forfeited under the Option Plan.
      Options were outstanding for 20.2 million shares and 20.4 million shares with a weighted average exercise price of $23.69 and $23.55 per share at June 30, 2005, and December 31, 2004, respectively.
Note 10. Dividends and Distributions and Excise Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for each of the first and second quarters of 2005 and 2004. These dividends totaled $152.3 million and $146.8 million for the six months ended June 30, 2005 and 2004, respectively. The Company declared an extra cash dividend of $0.02 per share during 2004 and this was paid to shareholders on January 28, 2005.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Excise Taxes, continued
      The Company’s Board of Directors also declared a dividend of $0.58 per common share for the third quarter of 2005.
      The Company currently estimates that its 2005 annual taxable income will be in excess of its dividend distributions from such taxable income in 2005, and that such estimated excess taxable income will be spilled over for distribution in 2006. Accordingly, the Company has accrued an excise tax of $4.0 million on the estimated taxable income earned for the six months ended June 30, 2005.
Note 11. Supplemental Disclosure of Cash Flow Information
      For the six months ended June 30, 2005 and 2004, the Company paid interest of $40.1 million and $38.2 million, respectively.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $7.6 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively.
      Non-cash operating activities for the six months ended June 30, 2005, included the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests (see Note 3), the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million, the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and the contribution to capital of existing debt securities of GAC Investments, Inc. with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC.
      Non-cash operating activities for the six months ended June 30, 2004, included notes or other securities received as consideration from the sale of investments of $52.9 million. The notes received for the six months ended June 30, 2004, included a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman (see Note 3). Non-cash operating activities for the six months ended June 30, 2004, also included an exchange of $48.3 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage; an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation; and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC.
      For the six months ended June 30, 2005 and 2004, the Company’s non-cash financing activities included $4.2 million and $3.0 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities for the six months ended June 30, 2005, included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc. For the six months ended June 30, 2004, the non-cash financing activities included the issuance of $3.2 million of the Company’s common stock as consideration for an investment in Legacy Partners Group, LLC.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Hedging Activities
      The Company has invested in commercial mortgage loans and CMBS and CDO bonds which are purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans and CMBS and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of June 30, 2005, and December 31, 2004, consisted of the following:

($ in thousands)
Description of Issue	2005	2004

5-year Treasury securities, due December 2009	$—	$533
5-year Treasury securities, due April 2010	18,066	—
10-year Treasury securities, due February 2013	—	3,908
10-year Treasury securities, due February 2014	—	4,709
10-year Treasury securities, due August 2014	—	14,743
10-year Treasury securities, due November 2014	—	14,333

Total	$18,066	$38,226

      As of June 30, 2005, the total obligations to replenish borrowed Treasury securities had increased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized depreciation on the obligations of $0.1 million. As of December 31, 2004, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.3 million.
      The net proceeds related to the sales of the borrowed Treasury securities were $17.9 million and $38.5 million at June 30, 2005, and December 31, 2004, respectively. Under the terms of the transactions, the Company had provided additional cash collateral of $0.2 million at June 30, 2005, and had received cash payments of $0.3 million at December 31, 2004, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of June 30, 2005, the repurchase agreements were due on July 6, 2005, and had a weighted average interest rate of 2.8%. The weighted average interest rate on the repurchase agreements as of December 31, 2004, was 1.3%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Financial Highlights

	At and for the
	Six Months Ended		At and for the
	June 30,		Year Ended
			December 31,
	2005(1)	2004	2004

Per Common Share Data(2)
Net asset value, beginning of period	$14.87	$14.94	$14.94

Net investment income	0.40	0.71	1.52
Net realized gains(3)	1.60	1.33	0.88

Net investment income plus net realized gains	2.00	2.04	2.40
Net change in unrealized appreciation or depreciation (3)	1.17	(1.16)	(0.52)

Net increase in net assets resulting from operations	3.17	0.88	1.88

Net decrease in net assets from shareholder distributions	(1.14)	(1.14)	(2.30)
Net increase in net assets from capital share transactions	0.11	0.09	0.35

Net asset value, end of period	$17.01	$14.77	$14.87

Market value, end of period	$29.11	$24.42	$25.84
Total return(4)	17%	(9)%	1%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,281,287	$1,904,711	$1,979,778
Common shares outstanding at end of period	134,131	128,960	133,099
Diluted weighted average common shares outstanding	135,982	131,620	132,458
Employee and administrative expenses/average net assets	3.91%	2.06%	4.65%
Total operating expenses/average net assets	5.79%	4.01%	8.53%
Net investment income/average net assets	2.57%	4.92%	10.45%
Net increase in net assets resulting from operations/ average net assets	20.57%	6.09%	12.97%
Portfolio turnover rate	21.76%	16.64%	32.97%
Average debt outstanding	$1,097,851	$922,073	$985,616
Average debt per share(2)	$8.07	$7.01	$7.44

(1)	The results for the six months ended June 30, 2005, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
Note 14. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC is conducting an informal investigation of the Company. On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to the Company at this time, the inquiries appear to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Litigation, continued
primarily pertain to matters related to portfolio valuation and the Company’s portfolio company, Business Loan Express, LLC. To date, the Company has produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and the U.S. Attorney’s Office. The Company is voluntarily cooperating with these investigations.
      In addition, the Company is party to certain lawsuits in the normal course of business.
      While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that the outcome of these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2005, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 13) for the six-month periods ended June 30, 2005 and 2004. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
August 5, 2005

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
OVERVIEW
      As a business development company, we are in the private equity business. Specifically, we provide long-term debt and equity investment capital to companies in a variety of industries. Our lending and investment activity has generally been focused on private finance and commercial real estate finance, primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS, and collateralized debt obligation bonds and preferred shares, which we refer to as CDOs.
      On May 3, 2005, we completed the sale of our portfolio of CMBS and CDO investments. Upon the completion of this transaction, our lending and investment activity has been focused primarily on private finance investments. Our private finance activity principally involves providing financing through privately negotiated long-term debt and equity investment capital. Our financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings, and other types of financings. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital or whose securities may not be marginable.

      Our portfolio composition at June 30, 2005, and December 31, 2004, was as follows:

	2005	2004

Private finance	95%	76%
Commercial real estate finance	5%	24%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net gains or losses earned on our investment portfolio after deducting interest expense on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended		At and for the
	June 30,		June 30,		Year Ended
					December 31,
	2005	2004	2005	2004	2004
($ in millions)
	(unaudited)		(unaudited)
Portfolio at value	$2,714.3	$2,784.8	$2,714.3	$2,784.8	$3,013.4
Investments funded	$389.3	$577.3	$654.9	$795.1	$1,524.5
Change in accrued or reinvested interest and dividends	$(14.1)	$13.1	$(3.6)	$26.1	$52.2
Principal collections related to investment repayments or sales	$932.6	$193.7	$1,090.8	$430.9	$909.2
Yield on interest-bearing investments (1)	13.2%	14.0%	13.2%	14.0%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and six months ended June 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended		At and for the
	June 30,		June 30,		Year Ended
					December 31,
	2005	2004	2005	2004	2004
($ in millions)
	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$1,633.0	$1,278.1	$1,633.0	$1,278.1	$1,602.9
Equity securities	937.5	634.4	937.5	634.4	699.2

Total portfolio	$2,570.5	$1,912.5	$2,570.5	$1,912.5	$2,302.1

Investments funded(1)	$298.0	$404.8	$466.3	$562.5	$1,140.8
Change in accrued or reinvested interest and dividends	$6.5	$10.4	$14.4	$21.4	$45.6
Principal collections related to investment repayments or sales	$178.8	$189.6	$330.0	$394.5	$551.9
Yield on interest-bearing investments(2)	13.7%	14.6%	13.7%	14.6%	13.9%

(1)	Investments funded for the six months ended June 30, 2004, included a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     Our investment activity is focused on making long-term investments in the debt and equity of primarily private middle market companies. Debt investments may include senior loans, second lien debt, unitranche debt (a single debt investment that is a blend of senior and subordinated debt), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as mezzanine debt. Equity investments may include a minority equity stake in connection with a debt investment or a substantial equity stake in connection with a buyout transaction. In a buyout transaction, we generally invest in senior and/or subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest. In addition, we may fund most or all of the debt upon the closing of certain buyout transactions and then the portfolio company may refinance some or all of the senior debt subsequent to closing, which would reduce our investment.
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Our current strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We are also focusing our debt investing on smaller middle market companies where we can provide both senior and subordinated debt or unitranche debt.
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong in 2004 and has continued into 2005, which has resulted in an increase in private finance investment opportunities, as well as increased repayments.
      Investments funded for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Six Months Ended June 30, 2005
Companies more than 25% owned	$121.5	$20.8	$142.3
Companies 5% to 25% owned	2.4	1.1	3.5
Companies less than 5% owned	283.1	37.4	320.5

Total	$407.0	$59.3	$466.3

For the Six Months Ended June 30, 2004
Companies more than 25% owned	$189.4	$106.2	$295.6
Companies 5% to 25% owned	24.8	16.4	41.2
Companies less than 5% owned	213.5	12.2	225.7

Total	$427.7	$134.8	$562.5

For the Year Ended December 31, 2004
Companies more than 25% owned	$445.4	$171.2	$616.6
Companies 5% to 25% owned	112.0	14.4	126.4
Companies less than 5% owned	351.5	46.3	397.8

Total	$908.9	$231.9	$1,140.8

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

      At June 30, 2005, we had outstanding investment commitments to private finance portfolio companies totaling $541.0 million, including the following:

•	We have various commitments to Callidus Capital Corporation (Callidus), an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. We own 80% of the equity of the management company. Our commitment to Callidus consists of the following:

				Amount
	Committed		Amount	Available
	Amount		Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$85.0	(2)	$—	$85.0
Revolving line of credit for working capital	4.0		1.3	2.7
Revolving line of credit facility to support underwriting and syndication activities	150.0		—	150.0

Total	$239.0		$1.3	$237.7

(1)	Callidus has two secured warehouse credit facilities with third parties for up to $300 million and $400 million, respectively. These facilities are used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with these warehouse credit facilities, we have agreed to designate our $85 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facilities.
(2)	Subsequent to June 30, 2005, we increased our $85 million subordinated debt commitment to $100 million for Callidus to draw upon to provide first loss capital as needed to support its warehouse facilities.

In addition, we had a commitment to Callidus to purchase preferred equity in future CDO or CLO transactions of $76.8 million at June 30, 2005.

•	$162.3 million in the form of debt and equity to Norwesco, Inc., of which we funded $157.0 million in July 2005.

•	$15.9 million in the form of equity to eight private venture capital funds.

•	$15.0 million in the form of debt of financing commitments to S.B. Restaurant Company, of which $2.5 million was funded in July 2005.

•	$8.2 million in the form of equity to Pennsylvania Avenue Investors, L.P., a limited partnership controlled by us that invests in private buyout equity funds.
      In July 2005, we funded $215.4 million on the total commitments outstanding to private finance portfolio companies at June 30, 2005, including $53.6 million funded under the Callidus underwriting and syndication facility to fund its senior debt investment in Triax Holdings, LLC.
      We may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. In addition, we had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $146.8 million. See “Financial Condition, Liquidity and Capital Resources.”
      On July 7, 2005, we announced an investment of $77.0 million in Triax Holdings, LLC (Triax) to finance its acquisition of substantially all of the assets of Spear Dermatology Products, Inc. and Spear Pharmaceuticals, Inc. The controlling voting equity interests of Triax were acquired by GAC Investments, Inc. (“GAC”), a portfolio company controlled by us. We invested $26.4 million in the common stock of GAC to support its acquisition of Triax. We also invested $50.6 million in the subordinated debt of Triax. Callidus provided $56.0 million of senior debt to Triax in connection with this transaction.
      In July 2005, we sold Housecall Medical Resources, Inc. for a total transaction value of $106.4 million. We were repaid our $15.9 million of outstanding loans and realized a gain, including amounts held in escrow, of approximately $53.5 million, subject to post-closing adjustments. Approximately $7.0 million of our proceeds will be held in escrow for up to a three-year period.
      In July 2005, we completed the sale of Fairchild Industrial Products Company for a total transaction value of $33.3 million. We were repaid our outstanding loans and realized a gain of approximately $16.7 million, subject to post-closing adjustments.
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
      The yield on the private finance loans and debt securities was 13.7% at June 30, 2005, as compared to 13.9% at December 31, 2004. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities, the yield on loans and debt securities repaid, and the amount of lower-yielding senior debt that has been funded. We may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. In addition, we may provide lower-yielding senior debt to existing portfolio companies that may or may not be controlled by us.
      Our largest investments at value at June 30, 2005, were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC (BLX). See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to these investments.
      Advantage Sales and Marketing, Inc.     At June 30, 2005, our investment in Advantage Sales & Marketing, Inc. (Advantage) totaled $261.4 million at cost and $405.5 million at value, or 12.1% of our total assets, which includes unrealized appreciation of $144.1 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      Total interest and related portfolio income earned from our investment in Advantage for the six months ended June 30, 2005 and 2004, was $18.5 million and $2.8 million, respectively, which includes interest income of $15.4 million and $0.1 million, respectively, and fees and other income of $3.1 million and $2.7 million, respectively. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2005, includes $119.9 million of unrealized appreciation related to Advantage.
      Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Business Loan Express, LLC.     At June 30, 2005, our investment in BLX totaled $283.9 million at cost and $340.0 million at value, or 10.1% of our total assets, which includes unrealized appreciation of $56.1 million. BLX was acquired in 2000.

      Total interest and related portfolio income earned from the Company’s investment in BLX for the six months ended June 30, 2005 and 2004, was $16.6 million and $22.9 million, respectively, which included interest income on the subordinated debt and Class A equity interests of $6.9 million and $11.3 million, respectively, dividend income on Class B interests of $5.0 million and $4.8 million, respectively, and fees and other income of $4.7 million and $6.8 million, respectively. Interest and dividend income from BLX for the six months ended June 30, 2005 and 2004, included interest and dividend income of $3.3 million and $9.9 million, respectively, that was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests. Accrued interest and dividends receivable at June 30, 2005, included accrued interest and dividends due from BLX totaling $3.4 million, of which $3.0 million was paid in cash in early July 2005.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a nationwide preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition, BLX originates conventional small business loans, small investment real estate loans and loans under the USDA Business and Industry Guaranteed Loan Program (B&I). BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.
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
      We had a commitment to BLX of $20.0 million in the form of a revolving credit facility to provide working capital to the company which matured on June 30, 2005. There were no amounts outstanding under this facility at maturity.
      At June 30, 2005, BLX had a three-year $275.0 million revolving credit facility that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At June 30, 2005, the principal amount outstanding on the revolving credit facility was $175.3 million and letters of credit issued under the facility were $39.5 million. The total obligation guaranteed by us at June 30, 2005, was $107.7 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at June 30, 2005. At June 30, 2005, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.
Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the				At and for the
	Three Months Ended June 30,				Six Months Ended June 30,				At and for
									the Year Ended
									December 31,
	2005		2004		2005		2004		2004

	(unaudited)				(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield	Value	Yield	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$—		$530.8	13.0%	$—		$530.8	13.0%	$373.8	14.6%
CDO bonds and preferred shares	—		175.6	17.3%	—		175.6	17.3%	212.6	16.8%
Commercial mortgage loans	116.1	6.7%	147.0	8.5%	116.1	6.7%	147.0	8.5%	95.0	6.8%
Real estate owned	16.6		14.4		16.6		14.4		16.9
Equity interests	11.1		4.5		11.1		4.5		13.0

Total portfolio	$143.8		$872.3		$143.8		$872.3		$711.3

Investments funded	$91.3		$172.5		$188.6		$232.6		$383.7
Change in accrued or reinvested interest	$(20.6)		$2.7		$(18.0)		$4.7		$6.6
Principal collections related to investment repayments or sales	$753.8		$4.1		$760.8		$36.4		$357.3

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     Our commercial real estate investments funded for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004, were as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Six Months Ended June 30, 2005
CMBS bonds (4 new issuances)(2)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	67.1	(0.9)	66.2
Equity interests	1.4	—	1.4

Total	$280.0	$(91.4)	$188.6

For the Six Months Ended June 30, 2004
CMBS bonds (8 new issuances(1))	$262.3	$(110.0)	$152.3
CDO bonds and preferred shares (1 issuance)	4.0	(0.3)	3.7
Commercial mortgage loans	84.8	(8.3)	76.5
Equity interests	0.1	—	0.1

Total	$351.2	$(118.6)	$232.6

For the Year Ended December 31, 2004
CMBS bonds (13 new issuances(1))	$419.1	$(183.7)	$235.4
CDO bonds and preferred shares (3 issuances)	40.5	(0.1)	40.4
Commercial mortgage loans	112.1	(8.2)	103.9
Equity interests	4.0	—	4.0

Total	$575.7	$(192.0)	$383.7

(1)	CMBS investments also include investments in issuances in which we have previously purchased CMBS bonds.
(2)	The CMBS bonds invested in during the six months ended June 30, 2005, were sold on May 3, 2005.

     At June 30, 2005, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $50.9 million, including $40.0 million to Timarron Capital, Inc., and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.1 million.
      CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares.
      On May 3, 2005, we completed the sale of our portfolio of commercial mortgage-backed securities (CMBS) and collateralized debt obligation (CDO) bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of $976.0 million and a net realized gain of $227.7 million, after transaction and other costs of $7.8 million. Transaction costs included investment banking fees, legal and other professional fees, and other transaction costs. The CMBS and CDO assets sold had a cost basis at closing of $739.8 million, including accrued interest of $21.7 million. Upon the closing of the sale, we settled all the hedge positions relating to these assets, which resulted in a net realized loss of $0.7 million, which has been included in the net realized gain on the sale.
      Upon the closing of the sale transaction, we had estimated the net realized gain from the sale to be approximately $216 million, after estimated transaction and other costs of approximately $20 million. Actual transaction and other costs totaled $7.8 million, which were recorded against the net realized gain, and actual compensation-related expenses totaled $6.4 million, which have been recorded as employee expenses instead of as a reduction to the net realized gain.
      For tax purposes, we estimate that the net gain from the sale of the CMBS and CDO portfolio will be approximately $241 million, after transaction and other costs of $7.8 million. The difference between the net gain for book and tax purposes results from temporary differences in the recognition of income and expenses related to these assets.
      Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement with CWCapital Investments LLC, an affiliate of the Caisse (CWCapital), pursuant to which we agreed to sell certain commercial real estate related assets, including servicer advances, intellectual property, software and other platform assets, subject to certain adjustments. This transaction was completed on July 13, 2005, and we received total cash proceeds of approximately $5.3 million. No gain or loss resulted from the transaction. Under this agreement, we have agreed not to invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, subject to certain limitations and excluding our existing portfolio and related activities.
      The real estate securities purchase agreement, under which we sold the CMBS and CDO portfolio, and the platform asset purchase agreement contain customary representations and warranties, and require us to indemnify the affiliates of the Caisse that are parties to the agreements for certain liabilities arising under the agreements, subject to certain limitations and conditions.
      We also entered into a transition services agreement with CWCapital pursuant to which we provided certain transition services to CWCapital for a limited transition period to facilitate the transfer of various servicing and other rights related to the CMBS and CDO portfolio. During the transition period, we agreed, among other things, to continue to act as servicer or special servicer with respect to the CMBS and CDO portfolio. Services provided under the transition services agreement were completed on July 13, 2005. For the three months ended June 30, 2005, we received a total of $1.1 million under the transition services agreement as reimbursement for employee and administrative expenses. These amounts reduced our employee expenses by $0.9 million and administrative expenses by $0.2 million.

      As a result of this transaction, our net investment income was lowered in the second quarter of 2005 due to the loss of interest income from the portfolio sold (net of interest expense reductions from repayments on our revolving line of credit and interest income earned on excess cash generated from the sale). In addition, our net investment income was lowered during the quarter due to employee-related expenses incurred as a result of the sale. See “Results of Operations” below for further discussion. We expect that our net investment income will continue to be lower in the near term until the proceeds from the CMBS and CDO asset sale can be redeployed into private finance debt and equity investments. However, it is expected that any reduction in net investment income will be offset by the $227.7 million net gain realized from the sale.
      In addition, we entered into a letter of intent with an affiliate of the Caisse relating to the sale of certain of our commercial mortgage loans and commercial real estate owned. No transaction was consummated and therefore the letter of intent terminated on June 30, 2005. We continue to hold our portfolio of commercial mortgage loans, real estate owned and equity interests.
Hedging Activities
      We have invested in commercial mortgage loans and CMBS and CDO bonds, which are purchased at prices that are based in part on comparable Treasury rates. We have entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans and CMBS and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions. These losses are limited to the increase in value of the borrowed Treasury securities; conversely, the value of the hedged commercial mortgage loans would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited to the decline in value of the borrowed Treasury securities; conversely, the value of the hedged commercial mortgage loans would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $18.1 million and $38.2 million at June 30, 2005, and December 31, 2004, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $18.1 million and $38.2 million at June 30, 2005, and December 31, 2004, respectively. The hedge at June 30, 2005, related to commercial mortgage loans and the hedge at December 31, 2004, related primarily to CMBS and CDO bonds. The amount of the hedge will vary from period to period depending upon the amount of commercial real estate assets that we own and have hedged as of the balance sheet date.

Accrued Interest and Dividends Receivable
      Accrued interest and dividends receivable as of June 30, 2005, and December 31, 2004, was as follows:

	2005	2004
($ in millions)
Private finance	$60.1	$59.8
Commercial real estate finance
CMBS and CDO bonds	—	18.9
Commercial mortgage loans and other	1.7	0.8

Total	$61.8	$79.5

      Total accrued interest and dividends receivable declined from December 31, 2004, to June 30, 2005, primarily as a result of the sale of our portfolio of CMBS and CDO assets on May 3, 2005. See “Commercial Real Estate Finance” above.
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
      At June 30, 2005, and December 31, 2004, our portfolio was graded as follows:

	At June 30, 2005		At December 31, 2004

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value(1)	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,158.1	42.7%	$952.5	31.6%
2	1,321.2	48.7	1,850.5	61.4
3	143.8	5.3	121.2	4.0
4	8.9	0.3	11.7	0.4
5	82.3	3.0	77.5	2.6

	$2,714.3	100.0%	$3,013.4	100.0%

(1)	The total portfolio at value at June 30, 2005, was $299.1 million lower than the total portfolio at value at December 31, 2004, primarily due to the completion of the sale of our portfolio of CMBS and CDO assets on May 3, 2005. See “Commercial Real Estate Finance” above. The value of the CMBS and CDO assets at December 31, 2004, was $586.4 million, and this value was included in Grade 2 assets. A portion of the principal proceeds from this sale were redeployed into the private finance portfolio during the second quarter of 2005. Cash and cash equivalents were $490.0 million and $57.2 million at June 30, 2005, and December 31, 2004, respectively.
     Total Grade 3, 4 and 5 portfolio assets were $235.0 million and $210.4 million, respectively, or were 8.6% and 7.0%, respectively, of the total portfolio at value at June 30, 2005, and December 31, 2004. Included in Grade 3, 4 and 5 assets at June 30, 2005, and December 31, 2004, were portfolio assets totaling $25.7 million and $38.3 million, respectively, that are secured by commercial real estate.
      During the quarter ended June 30, 2005, two portfolio investments were moved from Grade 2 to Grade 3 for closer monitoring. These investments have accrued PIK and deferred interest that has accumulated to the point where the fair value of the investment as a whole may not support additional interest accrual. When we have investments with PIK or deferred interest features, we include the accrued interest in the cost basis of our investment when we compare that to the portfolio company’s enterprise value to determine the fair value of our investment. If the enterprise value is not sufficient to cover the cost basis including this accrued interest, we may cease accruing further interest. However, we remain contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. For these two investments, we believed it was appropriate to discontinue the accrual of further interest, which increased our loans and debt securities on non-accrual status.
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
      Loans and Debt Securities on Non-Accrual Status. At June 30, 2005, and December 31, 2004, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2005	2004
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$22.4	$34.4
Companies less than 5% owned	15.1	16.5
Commercial real estate finance	15.8	5.6
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	37.0	29.4
Companies 5% to 25% owned	—	0.7
Companies less than 5% owned	68.9	15.8
Commercial real estate finance	2.0	12.5

Total	$161.2	$114.9

Percentage of total portfolio	5.9%	3.8%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at June 30, 2005, and December 31, 2004, were as follows:

	2005	2004

($ in millions)
Private finance	$77.5	$73.5
Commercial real estate finance
CMBS bonds	—	49.0
Commercial mortgage loans	17.1	10.1

Total	$94.6	$132.6

Percentage of total portfolio	3.5%	4.4%
      Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $73.6 million and $43.9 million at June 30, 2005, and December 31, 2004, respectively, which included loans and debt securities that are secured by commercial real estate of $15.5 million and $10.2 million, respectively.

      As a provider of long-term privately negotiated investment capital, we may defer payment of principal or interest from time to time. The nature of our private finance portfolio company relationships frequently provide an opportunity for portfolio companies to negotiate with us to amend the terms of payment to us or to restructure their debt and equity capital. During such restructuring, we may not receive or accrue interest or dividend payments. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection, including where the enterprise value of the company may not support further accrual. In addition, interest may not accrue on loans to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loans on non-accrual status may or may not be greater than 90 days delinquent. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. As a result of these and other factors, the amount of the private finance portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. The investment portfolio is priced to provide current returns assuming that a portion of the portfolio at any time may not be accruing interest currently. We also price our private finance investments for a total return including interest or dividends plus gains from the sale of equity securities.

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 2005 and 2004
      The following table summarizes the Company’s operating results for the three months ended June 30, 2005 and 2004.

	For the Three
	Months Ended
	June 30,
				Percentage
	2005	2004	Change	Change
($ in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$71,330	$74,173	$(2,843)	(4)%
Loan prepayment premiums	853	3,067	(2,214)	(72)%
Fees and other income	14,024	10,260	3,764	37%

Total interest and related portfolio income	86,207	87,500	(1,293)	(1)%

Expenses
Interest	19,154	17,983	1,171	7%
Employee	22,877	11,920	10,957	92%
Administrative	23,048	9,076	13,972	154%

Total operating expenses	65,079	38,979	26,100	67%

Net investment income before income taxes	21,128	48,521	(27,393)	(56)%
Income tax expense (benefit), including excise tax	5,861	(469)	6,330	**

Net investment income	15,267	48,990	(33,723)	(69)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	207,496	26,603	180,893	*
Net change in unrealized appreciation or depreciation	89,122	19,749	69,373	*

Total net gains	296,618	46,352	250,266	*

Net income	$311,885	$95,342	$216,543	227%

Diluted earnings per common share	$2.29	$0.73	$1.56	214%

Weighted average common shares outstanding — diluted	136,381	131,208	5,173	4%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

**	Percentage change is not meaningful.
     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and dividend income for the three months ended June 30, 2005 and 2004, was composed of the following:

	2005	2004
($ in millions)
Interest	$66.0	$70.1
Dividends	5.3	4.1

Total	$71.3	$74.2

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at June 30, 2005 and 2004, were as follows:

	2005	2004
($ in millions)
Interest-bearing portfolio at value	$1,765.8	$2,145.9
Portfolio yield	13.2%	14.0%
      We completed the sale of our portfolio of interest-bearing CMBS and CDO bonds on May 3, 2005. As a result of this transaction, our interest income was reduced in the second quarter of 2005 due to the loss of interest from the portfolio sold (net of interest income earned on short-term excess cash investments). Total interest income related to CMBS and CDO portfolio for the three months ended June 30, 2005 and 2004, was $7.3 million and $23.4 million, respectively. The CMBS and CDO bonds sold had a cost basis of $718.1 million and a weighted average yield on the cost basis of the bonds of approximately 13.8%. We expect that our interest income will be lower in the near term until the principal proceeds from the sale can be reinvested in the portfolio. Excess cash proceeds from the sale that were not used for the repayment of debt or other general corporate purposes were held in cash and cash equivalents. Interest income earned on cash and cash equivalents for the three months ended June 30, 2005 and 2004, was $3.3 million and $0.2 million, respectively.
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the three months ended June 30, 2005 and 2004, included $3.0 million and $2.8 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends for the three months ended June 30, 2005, were paid in cash and these dividends for the three months ended June 30, 2004, were paid through the issuance of additional Class B equity interests.
      Loan prepayment premiums were $0.9 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively. While the scheduled maturities of loans and debt securities generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, marketing, human resources, personnel and board member recruiting, corporate governance, and risk management.

      Fees and other income for the three months ended June 30, 2005 and 2004, included fees relating to the following:

	2005	2004
($ in millions)
Structuring and diligence	$7.5	$5.3
Transaction and other services provided to portfolio companies	0.4	0.6
Management, consulting and other services provided to portfolio companies and guaranty fees	5.2	3.7
Other income	0.9	0.7

Total fees and other income	$14.0	$10.3

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Fees and other income related to the CMBS and CDO portfolio were $2.4 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Advantage and BLX were our largest investments at value at June 30, 2005 and 2004, and together represented 22.2% and 19.2%, of our total assets, respectively. Total interest and related portfolio income earned from Advantage and BLX was $9.4 million and $8.8 million for the three months ended June 30, 2005, respectively, and $2.8 million and $11.8 million for the three months ended June 30, 2004, respectively.
      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. The fluctuations in interest expense during the three months ended June 30, 2005 and 2004, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the three months ended June 30, 2005 and 2004, were as follows:

	At and for the
	Three Months
	Ended
	June 30,

	2005	2004
($ in millions)
Total outstanding debt	$986.5	$1,058.8
Average outstanding debt	$1,071.0	$891.2
Weighted average cost(1)	6.8%	6.8%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.5 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively.

      Employee expenses for the three months ended June 30, 2005 and 2004, were as follows:

	For the Three
	Months Ended
	June 30,

	2005	2004
($ in millions)
Salaries and employee benefits	$11.7	$9.0
Transition compensation, net	5.5	—
Individual performance award (IPA)	1.9	3.5
IPA mark to market expense (benefit)	1.8	(0.6)
Individual performance bonus (IPB)	2.0	—

Total employee expense	$22.9	$11.9

Number of employees	152	153
      The change in salaries and employee benefits reflects the effect of wage increases and the change in mix of employees given their area of responsibility and relevant experience level.
      Transition compensation costs were $6.4 million for the three months ended June 30, 2005, including $3.7 million of costs under retention agreements and $2.7 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Employee expenses were reduced by $0.9 million for salary reimbursements from CWCapital under the transition services agreement, resulting in net employee expenses related to the sale of the CMBS and CDO portfolio of $5.5 million. See the caption “Commercial Real Estate Finance” above for additional information.
      Employee expense related to the 31 employees in our commercial real estate group who terminated employment in the third quarter of 2005 as a result of the sale of our CMBS and CDO portfolio, was $2.0 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively. While we estimate payroll savings from this head count reduction, we will continue to grow our other investment professional resources as our private equity portfolio grows, which we expect will partially offset these savings.
      The IPA is contributed to a deferred compensation trust and the accounts of the trust are consolidated with our accounts. We are required to mark to market the liability of the trust and this adjustment is recorded to the IPA compensation expense. For the three months ended June 30, 2005 and 2004, the IPA expense included a mark to market increase to the IPA expense of $1.8 million and a mark to market decrease in the IPA expense of $0.6 million, respectively. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust.
      As a result of recent changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting talent in the private equity industry, the Compensation Committee and the Board of Directors have determined for 2005 that a portion of the IPA should be replaced with an individual performance bonus (IPB). The IPB is distributed in cash to award recipients in equal bi-weekly installments (beginning in February 2005) as long as the recipient remains employed by us.
      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $23.1 million for the three months ended June 30, 2005. This is a $14.0 million increase over administrative expenses of $9.1 million for the three months ended June 30, 2004.

      Administrative expenses for the three months ended June 30, 2005, include legal and professional fees and other costs related to the response to requests for information in connection with two government investigations totaling $13.5 million. We expect that these expenses may remain high and difficult to predict in the near term as the result of ongoing requests for documents and information.
      Income Tax Expense (Benefit), Including Excise Tax. Our wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the three months ended June 30, 2005 and 2004, we recorded a net tax expense of $1.9 million and a net tax benefit of $0.5 million, respectively, primarily as a result of AC Corp’s operating results for the periods. In addition, we currently expect that our estimated annual taxable income for 2005 will be in excess of our estimated dividend distributions to shareholders in 2005 from such taxable income, and that such estimated excess taxable income will be spilled over for distribution in 2006. Therefore, we expect that we will generally be required to pay a 4% excise tax on excess taxable income spilled over. Accordingly, we accrued an excise tax of $4.0 million in the second quarter based upon our estimate of taxable income earned for the six months ended June 30, 2005.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended June 30, 2005 and 2004, were as follows:

	For the Three
	Months Ended
	June 30,

	2005	2004
($ in millions)
Realized gains	$244.7	$48.0
Realized losses	(37.2)	(21.4)

Net realized gains	$207.5	$26.6

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended June 30, 2005 and 2004, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three
	Months Ended
	June 30,

($ in millions)	2005(1)	2004

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(16.6)	$(25.6)
Reversal of previously recorded net unrealized depreciation associated with realized losses	37.1	21.8

Total reversal	$20.5	$(3.8)

(1)	Includes the reversal of net unrealized appreciation of $6.5 million on the CMBS and CDO assets sold and the related hedges. The net unrealized appreciation recorded on these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.

     Realized gains and losses for the three months ended June 30, 2005 and 2004, resulted from various private finance and commercial real estate finance transactions.
      Realized gains for the three months ended June 30, 2005, primarily resulted from the sale of our CMBS and CDO assets, as discussed above under the caption “Commercial Real Estate Finance,” ($227.7 million, net of a realized loss of $0.7 million from related hedges), transactions involving three private finance portfolio companies — Master Plan, Inc. ($3.7 million), Ginsey Industries, Inc. ($2.8 million), and Professional Paint, Inc. ($1.0 million) and two transactions involving commercial mortgage loans ($6.3 million).
      Realized gains for the three months ended June 30, 2004, primarily resulted from transactions involving six private finance portfolio companies — CorrFlex Graphics, LLC ($25.7 million), The Hartz Mountain Corporation ($8.2 million), International Fiber Corporation ($5.3 million), Housecall Medical Resources, Inc. ($4.6 million), SmartMail, LLC ($2.1 million) and The Hillman Companies, Inc. ($1.2 million). The additional gain on Hillman related to post-closing adjustments.
      Realized losses for the three months ended June 30, 2005, primarily resulted from transactions involving three private finance portfolio companies — Norstan Apparel Shops, Inc. ($18.5 million), E-Talk Corporation ($9.0 million), and Garden Ridge Corporation ($7.1 million), and one transaction involving commercial mortgage loans ($2.1 million).
      Realized losses for the three months ended June 30, 2004, primarily resulted from transactions involving two private finance portfolio companies — Executive Greetings, Inc. ($19.3 million) and Startec Global Communications Corporation ($1.0 million), and one transaction involving a commercial mortgage loan ($1.0 million).
      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2005, portfolio investments recorded at fair value were approximately 80% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      As a business development company, we have invested in illiquid securities including debt and equity securities of companies. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
      Valuation Methodology. Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.
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
      At June 30, 2005, S&P Corporate Value Consulting (S&P CVC) assisted us by reviewing our valuations of 72 portfolio companies, including Advantage and BLX. Additionally, Houlihan Lokey Howard and Zukin (Houlihan Lokey) reviewed our valuation of Advantage. For the remaining quarters in 2005, we intend to continue to obtain valuation assistance from S&P CVC, Houlihan Lokey and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities for each of the remaining quarters in 2005 and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities at least once during the course of the year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year. We estimate that professional fees for valuation assistance for all of 2005, including the expense incurred in the first and second quarters, will be approximately $1.5 million.

      Net Change in Unrealized Appreciation or Depreciation. For the portfolio, net change in unrealized appreciation or depreciation for the three months ended June 30, 2005 and 2004, consisted of the following:

	2005(1)	2004(1)
($ in millions)
Net unrealized appreciation or depreciation	$68.6	$23.5
Reversal of previously recorded unrealized appreciation associated with realized gains	(16.6)	(25.6)
Reversal of previously recorded unrealized depreciation associated with realized losses	37.1	21.8

Net change in unrealized appreciation or depreciation	$89.1	$19.7

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     For the three months ended June 30, 2005, our two largest investments were in Advantage and BLX. The following is a summary of the methodology that we used to determine the fair value of these investments.
      Advantage Sales & Marketing, Inc. We determined the enterprise value of Advantage by using its trailing twelve month normalized EBITDA times a multiple. The multiple we used was consistent with our entry multiple when we acquired Advantage in June 2004. Using this enterprise value, we determined the value of our investments in Advantage to be $405.5 million. Unrealized appreciation on our investment was $144.1 million at June 30, 2005. This is an increase in unrealized appreciation in the second quarter of 2005 of $51.0 million, which has primarily resulted from an increase in its trailing twelve month normalized EBITDA since June 2004. The increase in EBITDA is primarily related to the realization of integration related cost savings. Houlihan Lokey and S&P CVC assisted us with the valuation of our investment in Advantage at June 30, 2005. S&P CVC also assisted us with the valuation of our investment in Advantage at December 31, 2004.
      Business Loan Express, LLC. To determine the value of our investment in BLX at June 30, 2005, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from S&P CVC for our investment in BLX at June 30, 2005 and December 31, 2004.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at June 30, 2005, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2004.
      Our investment in BLX at June 30, 2005, was valued at $340.0 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $56.1 million at June 30, 2005. This is an increase in unrealized appreciation in the second quarter of 2005 of $7.6 million.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 136.4 million and 131.2 million for the three months ended June 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS
Comparison of Six Months Ended June 30, 2005 and 2004
      The following table summarizes our condensed operating results for the six months ended June 30, 2005 and 2004.

	For the Six
	Months Ended
	June 30,
				Percentage
	2005	2004	Change	Change
($ in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$156,275	$147,712	$8,563	6%
Loan prepayment premiums	2,530	4,017	(1,487)	(37)%
Fees and other income	22,321	17,536	4,785	27%

Total interest and related portfolio income	181,126	169,265	11,861	7%

Expenses
Interest	39,379	37,096	2,283	6%
Employee	38,333	24,275	14,058	58%
Administrative	43,802	14,903	28,899	194%

Total operating expenses	121,514	76,274	45,240	59%

Net investment income before income taxes	59,612	92,991	(33,379)	(36)%
Income tax expense (benefit), including excise tax	5,593	(544)	6,137	**

Net investment income	54,019	93,535	(39,516)	(42)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	217,781	174,453	43,328	*
Net change in unrealized appreciation or depreciation	159,706	(152,338)	312,044	*

Total net gains	377,487	22,115	355,372	*

Net income	$431,506	$115,650	$315,856	273%

Diluted earnings per common share	$3.17	$0.88	$2.29	260%

Weighted average common shares outstanding — diluted	135,982	131,620	4,362	3%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, year-to-date comparisons may not be meaningful.

**	Percentage change is not meaningful.
     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and dividend income for the six months ended June 30, 2005 and 2004, was composed of the following:

	2005	2004
($ in millions)
Interest	$146.9	$139.9
Dividends	9.4	7.8

Total interest and dividends	$156.3	$147.7

      The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at June 30, 2005 and 2004, were as follows:

	2005	2004
($ in millions)
Interest-bearing portfolio at value	$1,765.8	$2,145.9
Portfolio yield	13.2%	14.0%
      We completed the sale of our portfolio of interest-bearing CMBS and CDO bonds on May 3, 2005. For further discussion, see “Total Interest and Portfolio Related Income” included in the “Comparison of Three Months Ended June 30, 2005 and 2004.” Total interest income related to the CMBS and CDO portfolio for the six months ended June 30, 2005 and 2004, was $29.4 million and $45.2 million, respectively. We expect that our interest income will be lower in the near term until the principal proceeds from the sale can be reinvested in the portfolio. Excess cash proceeds from the sale that were not used for the repayment of debt or other general corporate purposes were held in cash and cash equivalents. Interest income earned on cash and cash equivalents for the six months ended June 30, 2005 and 2004, was $3.4 million and $0.6 million, respectively.
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the six months ended June 30, 2005 and 2004, included $5.0 million and $4.8 million, respectively, of dividends from BLX on the Class B equity interests held by us. These dividends for the six months ended June 30, 2005, were paid in cash and these dividends for the six months ended June 30, 2004, were paid through the issuance of additional Class B equity interests.
      Loan prepayment premiums were $2.5 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively. While the scheduled maturities of loans and debt securities generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management services to portfolio companies, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, marketing, human resources, personnel and board member recruiting, corporate governance, and risk management.

      Fees and other income for the six months ended June 30, 2005 and 2004, included fees relating to the following:

	2005	2004
($ in millions)
Structuring and diligence	$8.9	$7.2
Transaction and other services provided to portfolio companies	1.6	1.3
Management, consulting and other services provided to portfolio companies and guaranty fees	10.0	8.0
Other income	1.8	1.0

Total fees and other income	$22.3	$17.5

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Fees and other income related to the CMBS and CDO portfolio were $4.1 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Advantage and BLX were our largest investments at value at June 30, 2005 and 2004, and together represented 22.2% and 19.2% of our total assets, respectively. Total interest and related portfolio income earned from Advantage and BLX was $18.5 million and $16.6 million for the six months ended June 30, 2005, respectively, and was $2.8 million and $22.9 million for the six months ended June 30, 2004, respectively. Total interest and related portfolio income for the six months ended June 30, 2004, included $3.3 million of income earned from Hillman prior to the sale of our investment on March 31, 2004, as discussed above.
      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. The fluctuations in interest expense during the six months ended June 30, 2005 and 2004, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average interest cost of debt, including fees and closing costs, at and for the six months ended June 30, 2005 and 2004, were as follows:

	At and for the
	Six Months Ended
	June 30,

	2005	2004
($ in millions)
Total Outstanding Debt	$986.5	$1,058.8
Average Outstanding Debt	$1,097.9	$922.1
Weighted Average Cost(1)	6.8%	6.8%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition to interest on indebtedness, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $1.1 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively.

      Employee expenses for the six months ended June 30, 2005 and 2004, were as follows:

	For the Six
	Months Ended
	June 30,

	2005	2004
($ in millions)
Salaries and employee benefits	$23.5	$17.9
Transition compensation, net	5.5	—
Individual performance award (IPA)	3.8	7.0
IPA mark to market expense (benefit)	1.9	(0.6)
Individual performance bonus (IPB)	3.6	—

Total employee expense	$38.3	$24.3

Number of employees	152	153
      The change in salaries and employee benefits reflects the effect of wage increases and the change in mix of employees given their area of responsibility and relevant experience level.
      Transition compensation costs were $6.4 million for the six months ended June 30, 2005, including $3.7 million of costs under retention agreements and $2.7 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Employee expenses were reduced by $0.9 million for salary reimbursements from CWCapital under the transition services agreement resulting in net employee expense related to the sale of the CMBS and CDO portfolio of $5.5 million. See the caption “Commercial Real Estate Finance” above for additional information.
      Employee expense related to the 31 employees in our commercial real estate group who terminated employment in the third quarter of 2005 as a result of the sale of our CMBS and CDO portfolio was $4.1 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively. While we estimate payroll savings from this head count reduction, we will continue to grow our other investment professional resources as our private equity portfolio grows, which we expect will partially offset these savings.
      For further discussion of the IPA and IPB, see the caption “Operating Expenses” included in the “Comparison of Three Months Ended June 30, 2005 and 2004” above. The total IPA contributions and IPB payments are currently estimated to be $14.1 million for 2005 before any mark to market adjustment on the IPA. These amounts are subject to change if there is a change in the composition of the pool of award recipients during the year. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.
      Administrative expenses include legal and accounting fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses were $43.8 million for the six months ended June 30, 2005, a $28.9 million increase over administrative expenses of $14.9 million for the six months ended June 30, 2004.
      Administrative expenses for the six months ended June 30, 2005, included legal and professional fees and other costs related to the response to requests for information in connection with two government investigations totaling $25.7 million. We expect that these expenses may remain high and difficult to predict in the near term as the result of ongoing requests for documents and information.
      The remaining increase in administrative expenses for 2005 over 2004 was primarily due to increased corporate expenses, including increased expenses related to portfolio development and workout activities of $1.8 million, increased expenses related to accounting fees, insurance premiums, valuation assistance fees, and stock record expense of $0.7 million, and increased expenses related to evaluating potential new buyout investments of $0.3 million.
      Income Tax Expense (Benefit), Including Excise Tax. Our wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate. For the six months ended June 30, 2005 and 2004, we recorded a net tax expense of $1.6 million and a net tax benefit of $0.5 million, respectively, primarily as a result of AC Corp’s operating results for the periods. In addition, we currently expect that our estimated annual taxable income for 2005 will be in excess of our estimated dividend distributions to shareholders in 2005 from such taxable income, and that such estimated excess taxable income will be spilled over for distribution in 2006. Therefore, we expect that we will generally be required to pay a 4% excise tax on excess taxable income spilled over. Accordingly, we accrued an excise tax of $4.0 million in the second quarter based upon our estimate of taxable income earned for the six months ended June 30, 2005.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the six months ended June 30, 2005 and 2004, were as follows:

	For the Six
	Months Ended
	June 30,

	2005	2004
($ in millions)
Realized gains	$259.4	$204.0
Realized losses	(41.6)	(29.5)

Net realized gains	$217.8	$174.5

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the six months ended June 30, 2005 and 2004, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Six
	Months Ended
	June 30,

	2005(1)	2004
($ in millions)
Reversal of previously recorded net unrealized appreciation associated with realized gains	$(26.5)	$(168.4)
Reversal of previously recorded net unrealized depreciation associated with realized losses	41.9	29.6

Total reversal	$15.4	$(138.8)

(1)	Includes the reversal of net unrealized appreciation of $6.5 million on the CMBS and CDO assets sold and the related hedges. The net unrealized appreciation recorded on these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.

     Realized gains and losses for the six months ended June 30, 2005 and 2004, resulted from various private finance and commercial real estate finance transactions.
      Realized gains for the six months ended June 30, 2005, primarily resulted from the sale of our CMBS and CDO assets, as discussed above under the caption “Commercial Real Estate Finance,” ($227.7 million, net of a realized loss of $0.7 million from related hedges), transactions involving eight private finance portfolio companies — Polaris Pool Systems, Inc. ($7.4 million), MasterPlan, Inc. ($3.7 million), U.S. Security Holdings, Inc. ($3.3 million), Ginsey Industries, Inc. ($2.8 million), Professional Paint, Inc. ($1.0 million), Oriental Trading Company, Inc. ($1.0 million), Woodstream Corporation ($0.9 million), and DCS Business Services, Inc. ($0.7 million), and two transactions involving commercial mortgage loans ($6.3 million).
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
      Realized losses for the six months ended June 30, 2005, primarily resulted from four transactions involving private finance portfolio companies — Norstan Apparel Shops, Inc. ($18.5 million), E-Talk Corporation ($9.0 million), Garden Ridge Corporation ($7.1 million), and Alderwoods Group, Inc. ($0.8 million), and three transactions involving commercial mortgage loans ($5.4 million).
      Realized losses for the six months ended June 30, 2004, primarily resulted from transactions involving four private finance portfolio companies — Executive Greetings, Inc. ($19.3 million), Logic Bay Corporation ($5.7 million), Sure-Tel, Inc. ($2.3 million), and Startec Global Communications Corporation ($1.0 million), and one transaction involving a commercial mortgage loan ($1.0 million).
      Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended June 30, 2005 and 2004.”
      For the portfolio, net change in unrealized appreciation or depreciation for the six months ended June 30, 2005 and 2004, consisted of the following:

	2005(1)	2004(1)
($ in millions)
Net unrealized appreciation or depreciation	$144.3	$(13.5)
Reversal of previously recorded unrealized appreciation associated with realized gains	(26.5)	(168.4)
Reversal of previously recorded unrealized depreciation associated with realized losses	41.9	29.6

Net change in unrealized appreciation or depreciation	$159.7	$(152.3)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result year-to-date comparisons may not be meaningful.
     Net change in unrealized appreciation or depreciation for the six months ended June 30, 2005, included increases in unrealized appreciation of $119.9 million and $1.3 million on our investments in Advantage and BLX, respectively.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per common share, which were 136.0 million and 131.6 million for the six months ended June 30, 2005 and 2004, respectively.
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
      Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. See “Financial Condition, Liquidity and Capital Resources” below.
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
      Legal Proceedings. On June 23, 2004, we were notified by the SEC that they are conducting an informal investigation of us. On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to us at this time, the inquiries appear to primarily pertain to matters related to portfolio valuation and our portfolio company, Business Loan Express, LLC. To date, we have produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and the U.S. Attorney’s Office. We are voluntarily cooperating with these investigations.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      Our portfolio has historically generated cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the six months ended June 30, 2005 and 2004, was as follows:

($ in millions)	2005	2004

Net cash provided by (used in) operating activities	$765.4	$(89.8)
Add: portfolio investments funded	647.2	737.2

Total cash provided by operating activities before new investments	$1,412.6	$647.4

      From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.
      Because of the level of cash flow provided in 2005, we ended the quarter with $490.0 million in cash and cash equivalents. We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term repurchase agreements fully collateralized by such securities. We place our cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.
      Dividends to common shareholders for the six months ended June 30, 2005 and 2004, were $152.3 million and $146.8 million, respectively, or $1.14 per common share for both periods. An extra cash dividend of $0.02 per common share was declared during 2004 and was paid to shareholders on January 28, 2005.
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
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may spill over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income spilled over and paid out in the next year may be subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status” above). We believe that spilling over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      We currently expect that our estimated annual taxable income for 2005 will be in excess of our estimated dividend distributions to shareholders in 2005 from such taxable income, and, therefore, we expect to spill over excess taxable income for distribution to shareholders in 2006. Accordingly, we accrued an excise tax of $4.0 million based upon our estimate of taxable income earned for the six months ended June 30, 2005. Excise taxes are accrued on estimated excess taxable income as taxable income is earned, therefore, the excise tax accrued to date in 2005 may be adjusted as appropriate in the second half of 2005 to reflect changes in our estimate of the spill over amount and additional excise tax may be accrued during the rest of 2005 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2005 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expense incurred to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.
      At June 30, 2005, and December 31, 2004, our total cash and cash equivalents, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2005	2004

Total cash and cash equivalents	$490.0	$57.2
Total assets	$3,365.5	$3,261.0
Total debt outstanding	$986.5	$1,176.6
Total shareholders’ equity	$2,281.3	$1,979.8
Debt to equity ratio	0.43	0.59
Asset coverage ratio(1)	343%	280%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.65:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage. During the second quarter of 2005, we completed the sale of our portfolio of CMBS and CDO assets for net cash proceeds of $976.0 million. Upon the closing of the sale, we repaid outstanding borrowings under our revolving line of credit of $199.8 million and also repaid matured unsecured notes payable of $40.0 million in May 2005. As of June 30, 2005, we had no outstanding borrowings on our revolving line of credit. As a result, our debt to equity ratio of 0.43:1.00 at June 30, 2005, was below our target range.
      We did not raise equity during the six months ended June 30, 2005 or 2004. For the year ended December 31, 2004, we raised equity of $73.5 million. In addition, shareholders’ equity increased by $17.1 million, $25.0 million and $51.3 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the six months ended June 30, 2005 and 2004, and the year ended December 31, 2004, respectively.
      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $550.4 million on June 30, 2005. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      At June 30, 2005, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$940,012	$940,012	6.5%
SBA debentures	53,800	46,500	7.8%

Total notes payable and debentures	993,812	986,512	6.5%
Revolving line of credit	587,500	—	—	(2)

Total debt	$1,581,312	$986,512	6.8	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at June 30, 2005. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual cost of commitment fees and other facility fees was $2.8 million at June 30, 2005, which included the extension fee of $1.8 million that we paid on April 18, 2005, as discussed below.
     Unsecured Notes Payable. We have issued long-term debt to institutional lenders, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2005 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. During the second quarter of 2005, we repaid $40.0 million of the unsecured notes payable.
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
      Small Business Administration Debentures. We, through our small business investment company subsidiary, have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first quarter of 2005, we repaid $31.0 million of this outstanding debt. Under the small business investment company program, we may borrow up to $119.0 million from the Small Business Administration. At June 30, 2005, we had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding. The commitment expires on September 30, 2005.

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
      There were no outstanding borrowings on the unsecured revolving line of credit at June 30, 2005. The amount available under the line at June 30, 2005, was $550.4 million, net of amounts committed for standby letters of credit of $37.1 million. Net repayments under the revolving line of credit for the six months ended June 30, 2005, were $112.0 million.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2005, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2005.

		Payments Due By Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$940.0	$125.0	$175.0	$—	$153.0	$267.5	$219.5
SBA debentures	46.5	—	—	—	—	—	46.5
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	31.3	2.3	4.5	4.4	4.5	4.6	11.0

Total contractual obligations	$1,017.8	$127.3	$179.5	$4.4	$157.5	$272.1	$277.0

(1)	As discussed above, we exercised our option to extend the maturity of the revolving line of credit to April 2006. At June 30, 2005, $550.4 million remained unused and available, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2005.

		Amount of Commitment Expiration Per Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Guarantees	$116.8	$0.1	$0.9	$107.8	$—	$2.5	$5.5
Standby letters of credit(1)	37.1	—	37.1	—	—	—	—

Total commitments	$153.9	$0.1	$38.0	$107.8	$—	$2.5	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit. As discussed above, we exercised our option to extend the maturity of the revolving line of credit to April 2006. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in April 2006.
     In addition, we had outstanding commitments to fund investments totaling $591.9 million at June 30, 2005, of which we funded $215.7 million in July 2005. We intend to fund these commitments and prospective investment opportunities with existing cash, which totaled $490.0 million at June 30, 2005, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.
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
        Equity Securities. Our equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
      The value of our equity securities in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
      Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are expected to be collected and to the extent that we have the option to receive the dividend in cash. Dividend income on common equity securities is recorded on the record date for private companies or on the ex-dividend date for publicly traded companies.
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
      Fee Income. Fee income includes fees for guarantees and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Guaranty fees are generally recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2005, portfolio investments recorded at fair value were approximately 80% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At June 30, 2005, our largest investments at value were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC and represented 12.1% and 10.1% of our total assets, respectively, and 10.2% and 9.2% of our total interest and related portfolio income for the six months ended June 30, 2005, respectively.
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
      At June 30, 2005, we had $986.5 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.8%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.0%.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2005, our asset coverage for senior indebtedness was 343%.
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
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be subject to a 4% excise tax on such income spilled over and distributed in the next tax year.
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
      The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      On June 23, 2004, we were notified by the SEC that they are conducting an informal investigation of us. On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to us at this time, the inquiries appear to primarily pertain to matters related to portfolio valuation and our portfolio company, Business Loan Express, LLC. To date, we have produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and the U.S. Attorney’s Office. We are voluntarily cooperating with these investigations.
      On May 28, 2004, Ferolie Corporation, a food broker with business and contractual relationships with an entity that is now affiliated with one of our portfolio companies, Advantage Sales & Marketing Inc., filed suit against us, Advantage Sales & Marketing and the affiliated entity in the United States District Court for the District of Columbia alleging that, among other things, we and Advantage Sales & Marketing had tortiously interfered with Ferolie’s contract with the affiliated entity by causing the affiliated entity (i) to breach its obligations to Ferolie regarding Ferolie’s participation in a reorganization transaction involving the affiliated entity and (ii) to induce clients of Ferolie to transfer their business to the affiliated entity. Ferolie sought actual and punitive damages against us and Advantage Sales & Marketing and declaratory and injunctive relief. On July 15, 2004, the United States District Court for the District of Columbia dismissed the lawsuit for lack of jurisdiction. On August 18, 2004, Ferolie filed a “Petition to Compel Arbitration” in the United States District Court for the Northern District of Illinois naming us, Advantage Sales & Marketing and the affiliated entity as respondents. Ferolie attached to its petition an “Amended Demand for Arbitration and Statement of Claims” that asserts essentially the same claims as were asserted in the lawsuit that was dismissed by the United States District Court for the District of Columbia. On October 29, 2004, the United States District Court for the Northern District of Illinois dismissed Ferolie’s petition after finding that Ferolie had failed to adequately allege the existence of subject matter jurisdiction.
      On November 4, 2004, Ferolie refiled its ‘Petition to Compel Arbitration” in the Circuit Court of Cook County, Illinois. The allegations and relief requested in this proceeding were identical to the assertions made by Ferolie in the two previously dismissed proceedings. On February 15, 2005, the Circuit Court of Cook County, Illinois entered an order denying Ferolie’s motion for an order compelling us to arbitrate the claims asserted by Ferolie against us. In the same order, the Circuit Court of Cook County, Illinois granted Ferolie’s motion to compel arbitration of the claims asserted against Advantage Sales & Marketing and the affiliated entity. The arbitration is proceeding. We are not a party to the arbitration.
      In addition to the above matters, we are party to certain lawsuits in the normal course of business.
      While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, we do not expect that the outcome of these matters will have a material effect upon our financial condition or results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended June 30, 2005, we issued a total of 95,673 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $2.7 million.
      The following table provides information as of and for the quarter ended June 30, 2005, regarding shares of our common stock that were purchased under our Non-Qualified Deferred Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third-party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)
4/1/2005 to 4/30/2005	28	$27.17
5/1/2005 to 5/31/2005	—	—
6/1/2005 to 6/30/2005	—	—
DCP II(2)
4/1/2005 to 4/30/2005	10,617	$27.16
5/1/2005 to 5/30/2005	—	—
6/1/2005 to 6/30/2005	67,740	$27.68

Total	78,385	$27.61

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third-party trustee. The individual performance awards will be deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
      On May 17, 2005, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected five directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

John D. Firestone	124,256,301	935,225
Anthony T. Garcia	124,219,315	972,212
Lawrence I. Hebert	124,173,894	1,017,632
Marc F. Racicot	122,873,030	2,318,496
Laura W. van Roijen	124,202,012	989,514

The following directors are continuing as directors of the Company for their respective terms — Brooks H. Browne, Ann Torre Bates, John I. Leahy, Robert E. Long, Alex J. Pollock, Guy T. Steuart II, Joan M. Sweeney, and William L. Walton.

2.	Ratification of the selection of KPMG LLP to serve as independent public accounts for the year ending December 31, 2005. Votes were cast as follows:

For	Against	Abstain

124,029,873	650,029	511,623
Item 5.  Other Information
      None.
Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on December 15, 2004).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Third Amended and Restated Credit Agreement, dated April 18, 2003. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10	.2(a)	First Amendment to Credit Agreement, dated as of October 6, 2003.(Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2003).
10	.2(b)	Second Amendment to Credit Agreement, dated as of December 17, 2003. (Incorporated by reference to Exhibit 10.2(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.2(c)	Third Amendment to Credit Agreement, dated May 28, 2004. (Incorporated by reference to Exhibit 10.2(c) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.2(d)	Fourth Amendment to Credit Agreement, dated March 29, 2005. (Incorporated by reference to Exhibit f.2(d) filed with Allied Capital’s registration statement on Form N-2 filed on April 7, 2005).
10	.2(e)	Fifth Amendment to Credit Agreement, dated April 15, 2005. (Incorporated by reference to Exhibit 10.2(e) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2005).

Exhibit
Number		Description

10.4		Loan Agreement between a predecessor entity to Allied Capital and Overseas Private Investment Corporation, dated April 10, 1995. (Incorporated by reference to Exhibit f.7 filed by a predecessor entity to Allied Capital to Pre-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-64629) filed on January 24, 1996). Letter, dated December 11, 1997, evidencing assignment of Loan Agreement from the predecessor entity of Allied Capital to Allied Capital. (Incorporated by reference to Exhibit 10.3 to Allied Capital’s Form 10-K for the year ended December 31, 1997).
10.5		Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17		Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18		Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Retention Agreement, dated March 21, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on March 24, 2005).
10.25		Form of Custody Agreement with Riggs Bank N.A. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).

Exhibit
Number		Description

10.27		Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004).
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004).
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 5, 2005	/s/ William L. Walton --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.