Form 10-Q
period 2005-09-30
ALLIED CAPITAL CORP
filed 2005-11-08
CIK 3906

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005	Commission File Number: 0-22832
ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)
1919 Pennsylvania Avenue, N.W.
Washington, DC 20006
(Address of Principal Executive Offices)
     Registrant’s telephone number, including area code: (202) 331-1112

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On November 7, 2005, there were 136,306,052 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2005-$1,510,082; 2004-$1,389,342)	$1,612,914	$1,359,641
Companies 5% to 25% owned (cost: 2005-$164,007; 2004-$194,750)	156,840	188,902
Companies less than 5% owned (cost: 2005-$1,338,370; 2004-$800,828)	1,311,231	753,543

Total private finance (cost: 2005-$3,012,459; 2004-$2,384,920)	3,080,985	2,302,086
Commercial real estate finance (cost: 2005-$148,623; 2004-$722,612)	142,765	711,325

Total portfolio at value (cost: 2005-$3,161,082; 2004-$3,107,532)	3,223,750	3,013,411

Deposits of proceeds from sales of borrowed Treasury securities	17,933	38,226
Accrued interest and dividends receivable	65,147	79,489
Other assets	81,565	72,712
Cash and cash equivalents	58,081	57,160

Total assets	$3,446,476	$3,260,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2005-$150,000; 2004-$169,000)	$968,335	$1,064,568
Revolving line of credit	—	112,000
Obligations to replenish borrowed Treasury securities	17,933	38,226
Accounts payable and other liabilities	93,222	66,426

Total liabilities	1,079,490	1,281,220

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 136,289 and 133,099 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	14	13
Additional paid-in capital	2,171,063	2,094,421
Common stock held in deferred compensation trust	(17,781)	(13,503)
Notes receivable from sale of common stock	(4,138)	(5,470)
Net unrealized appreciation (depreciation) on portfolio	48,259	(107,767)
Undistributed (distributions in excess of) earnings	169,569	12,084

Total shareholders’ equity	2,366,986	1,979,778

Total liabilities and shareholders’ equity	$3,446,476	$3,260,998

Net asset value per common share	$17.37	$14.87

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$31,137	$27,242	$89,587	$59,112
Companies 5% to 25% owned	5,205	7,582	16,723	19,827
Companies less than 5% owned	40,011	51,004	126,318	154,601

Total interest and dividends	76,353	85,828	232,628	233,540

Loan prepayment premiums
Companies more than 25% owned	—	—	—	—
Companies 5% to 25% owned	691	53	691	765
Companies less than 5% owned	1,414	140	3,944	3,445

Total loan prepayment premiums	2,105	193	4,635	4,210

Fees and other income
Companies more than 25% owned	9,019	7,611	21,777	20,406
Companies 5% to 25% owned	(14)	934	111	1,404
Companies less than 5% owned	7,394	2,297	16,832	6,568

Total fees and other income	16,399	10,842	38,720	28,378

Total interest and related portfolio income	94,857	96,863	275,983	266,128

Expenses:
Interest	17,735	20,253	57,114	57,349
Employee	13,969	13,896	52,302	38,171
Administrative	15,130	10,169	58,932	25,072

Total operating expenses	46,834	44,318	168,348	120,592

Net investment income before income taxes	48,023	52,545	107,635	145,536
Income tax expense (benefit), including excise tax	1,889	(200)	7,482	(744)

Net investment income	46,134	52,745	100,153	146,280

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	64,677	(12,483)	47,192	139,016
Companies 5% to 25% owned	(6)	13,269	4,702	48,965
Companies less than 5% owned	6,043	514	236,601	(12,228)

Total net realized gains	70,714	1,300	288,495	175,753
Net change in unrealized appreciation or depreciation	(3,680)	31,954	156,026	(120,384)

Total net gains	67,034	33,254	444,521	55,369

Net increase in net assets resulting from operations	$113,168	$85,999	$544,674	$201,649

Basic earnings per common share	$0.84	$0.67	$4.06	$1.57

Diluted earnings per common share	$0.82	$0.66	$3.99	$1.53

Weighted average common shares outstanding — basic	135,322	129,304	134,110	128,812

Weighted average common shares outstanding — diluted	138,058	131,192	136,669	131,487

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2005	2004
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$100,153	$146,280
Net realized gains	288,495	175,753
Net change in unrealized appreciation or depreciation	156,026	(120,384)

Net increase in net assets resulting from operations	544,674	201,649

Shareholder distributions:
Common stock dividends	(231,163)	(220,832)
Preferred stock dividends	—	(52)

Net decrease in net assets resulting from shareholder distributions	(231,163)	(220,884)

Capital share transactions:
Issuance of common stock for portfolio investments	7,200	3,227
Issuance of common stock upon the exercise of stock options	57,805	29,673
Issuance of common stock in lieu of cash distributions	7,456	4,399
Net decrease in notes receivable from sale of common stock	1,332	13,040
Purchase of common stock held in deferred compensation trust	(6,034)	(10,152)
Distribution of common stock held in deferred compensation trust	1,756	183
Other	4,182	28

Net increase in net assets resulting from capital share transactions	73,697	40,398

Total increase in net assets	387,208	21,163
Net assets at beginning of period	1,979,778	1,914,577

Net assets at end of period	$2,366,986	$1,935,740

Net asset value per common share	$17.37	$14.90

Common shares outstanding at end of period	136,289	129,898

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2005	2004
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$544,674	$201,649
Adjustments
Portfolio investments	(1,320,611)	(1,057,136)
Principal collections related to investment repayments or sales	1,241,827	543,314
Change in accrued or reinvested interest and dividends	(1,905)	(31,652)
Amortization of discounts and fees	(3,339)	(4,736)
Changes in other assets and liabilities	33,399	16,501
Depreciation and amortization	1,404	1,266
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(4,605)	(44,515)
Realized losses	50,661	65,828
Net change in unrealized (appreciation) or depreciation	(156,026)	120,384

Net cash provided by (used in) operating activities	385,479	(189,097)

Cash flows from financing activities:
Sale of common stock upon the exercise of stock options	57,805	29,673
Collections of notes receivable from sale of common stock	1,332	13,040
Borrowings under notes payable and debentures	—	15,212
Repayments on notes payable and debentures	(94,700)	(129,000)
Net borrowings under (repayments on) revolving line of credit	(112,000)	327,250
Redemption of preferred stock	—	(7,000)
Purchase of common stock held in deferred compensation trust	(6,034)	(10,152)
Other financing activities	(4,594)	(901)
Common stock dividends and distributions paid	(226,367)	(216,433)
Preferred stock dividends paid	—	(52)

Net cash provided by (used in) financing activities	(384,558)	21,637

Net increase (decrease) in cash and cash equivalents	921	(167,460)
Cash and cash equivalents at beginning of period	57,160	214,167

Cash and cash equivalents at end of period	$58,081	$46,707

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Loan (6.8%, Due 12/07 – 1/08)(6)	$4,631	$4,631	$—
(Telecommunications)	Equity Interests		13,274	—
	Common Stock (4,656 shares)		27	—

Advantage Sales & Marketing, Inc.	Loan (12.0%, Due 9/09)	60,000	59,773	59,773
(Business Services)	Debt Securities (18.5%, Due 12/09)	124,000	124,000	124,000
	Common Stock (18,957,011 shares)		73,932	251,659

Alaris Consulting, LLC	Loan (16.0%, Due 12/05 – 12/07)(6)	25,835	25,846	2,065
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Loan (0.7%, Due 12/04 – 12/05)(6)	4,999	4,600	4,097
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		6,969	4,807
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	—
(Business Services)	Common Stock (2,750 shares)		—	—

Business Loan Express, LLC	Class A Equity Interests	58,908	58,908	58,908
(Financial Services)	Class B Equity Interests		117,436	151,090
	Class C Equity Interests		109,301	146,319
	Guaranty ($136,173 — See Note 3)
	Standby Letters of Credit ($35,550 — See Note 3)

Callidus Capital Corporation	Loan (7.9%, Due 12/05)	52,456	52,456	52,456
(Financial Services)	Debt Securities (18.0%, Due 10/08)	4,623	4,623	4,623
	Common Stock (10 shares)		2,049	7,504

Diversified Group Administrators, Inc.	Preferred Stock (1,000,000 shares)		700	657
(Business Services)	Preferred Stock (1,451,380 shares)		841	790
	Common Stock (1,451,380 shares)		—	—

Financial Pacific Company	Loan (17.4%, Due 2/12 – 8/12)	69,825	69,544	69,544
(Financial Services)	Preferred Stock (10,964 shares)		10,276	12,491
	Common Stock (14,735 shares)		14,819	43,925

ForeSite Towers, LLC	Equity Interests		7,620	8,878
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Loan (14.5%, Due 12/03 – 12/06)(6)	$6,393	$6,393	$6,393
(Business Services)	Debt Securities (13.0%, Due 9/02 – 9/05)(6)	18,446	18,443	18,443
	Preferred Equity Interest		14,067	13,582
	Options		1,639	—

Gordian Group, Inc.	Loan (10.0%, Due 12/05 – 12/08)(6)	11,392	11,425	4,622
(Business Services)	Common Stock (1,000 shares)		6,542	—

Healthy Pet Corp.	Loans (14.6%, Due 8/10)	42,249	42,059	42,059
(Consumer Services)	Common Stock (25,766 shares)		25,766	25,766

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	6,498
	Warrants		1,155	2,502

Impact Innovations Group, LLC (Business Services)	Equity Interests in Affiliate		—	841

Insight Pharmaceuticals Corporation	Loan (16.0%, Due 9/12)	58,159	57,914	57,914
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	25,433
	Common Stock (6,200 shares)		6,325	245

Jakel, Inc.	Loan (15.5%, Due 3/08)(6)	5,412	5,412	—
(Industrial Products)	Debt Securities (15.5%, Due 3/08)(6)	8,330	8,330	—
	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Loan (14.0%, Due 5/09)(6)	7,646	7,646	4,982
(Financial Services)	Debt Securities (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		2,729	—

Litterer Beteiligungs-GmbH(4)	Debt Securities (8.0%, Due 3/07)	632	632	632
(Business Services)	Equity Interest		1,756	1,958

Maui Body Works, Inc.	Common Stock (100 shares)		2,655	—
(Healthcare Services)

Mercury Air Centers, Inc.	Senior Loan (10.0%, Due 4/09)	23,500	23,500	23,500
(Business Services)	Loan (16.0%, Due 4/09)	39,301	39,140	39,140
	Common Stock (57,068 shares)		33,723	32,013
	Standby Letters of Credit ($1,397)

MVL Group, Inc.	Loan (12.9%, Due 7/09)	41,829	41,403	41,403
(Business Services)	Debt Securities (14.4%, Due 7/09)	18,380	17,929	17,929
	Common Stock (648,661 shares)		643	3,401

Pennsylvania Avenue Investors, L.P. (5)	Equity Interests		2,477	2,065
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Powell Plant Farms, Inc.	Loan (15.0%, Due 12/05)	$31,840	$22,992	$22,992
(Consumer Products)	Debt Securities (20.0%, Due 6/03)(6)	19,291	19,224	8,242
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

Redox Brands, Inc.	Preferred Stock (2,726,444 shares)		7,903	8,885
(Consumer Products)	Warrants		584	350

Service Champ, Inc.	Loan (15.5%, Due 4/12)	26,869	26,729	26,729
(Business Services)	Common Stock (63,888 Shares)		13,662	13,662

Staffing Partners Holding	Loan (13.5%, Due 10/06)(6)	917	917	917
Company, Inc.	Debt Securities (13.5%, Due 10/06)(6)	5,517	5,517	5,517
(Business Services)	Preferred Stock (439,600 shares)		4,968	1,264
	Common Stock (69,773 shares)		50	—
	Warrants		10	—

Startec Global Communications	Loan (10.0%, Due 5/07 – 5/09)	25,226	25,226	25,226
Corporation	Common Stock (19,180,000 shares)		37,255	694
(Telecommunications)

STS Operating, Inc.	Loan (15.3%, Due 3/12)	8,436	8,436	8,436
(Industrial Products)	Common Stock (3,000,000 shares)		3,522	39,575
	Options		—	493

Triview Investments, Inc.(8)	Loan (15.0%, Due 7/12)	31,000	30,845	30,845
(Broadcasting & Cable/	Loans (16.8%, Due 7/08 – 7/12)(6)	19,600	19,520	19,520
Consumer Products)	Common Stock (182 shares)		86,693	22,023
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,510,082	$1,612,914

Companies 5% to 25% Owned

Air Evac Lifeteam	Debt Securities (13.6%, Due 7/10)	$42,197	$42,041	$42,041
(Healthcare Services)	Equity Interests		3,941	3,866

Aspen Pet Products, Inc.	Loan (19.0%, Due 6/08)	19,748	19,656	19,656
(Consumer Products)	Preferred Stock (2,877 shares)		2,154	1,542
	Common Stock (1,400 shares)		140	—
	Warrants		—	—

Becker Underwood, Inc.	Loan (14.5%, Due 8/12)	23,489	23,390	23,390
(Industrial Products)	Common Stock (5,073 shares)		5,813	3,600

The Debt Exchange Inc.	Preferred Stock (921,875 shares)		1,250	2,139
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. (formerly GAC Investments, Inc.) holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $59.1 million and value of $9.0 million and Triax Holdings, LLC (Consumer Products) with a cost of $78.0 million and a value of $63.4 million. The guaranty and standby letter of credit relate to Longview Cable & Data, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedBridge Healthcare, LLC	Loan (4.0%, Due 8/09)	$7,035	$7,035	$7,035
(Healthcare Services)	Loan (10.0%, Due 8/14)(6)	4,412	4,412	2,268
	Convertible Debenture (2.0%, Due 8/14)(6)	2,970	984	—

Nexcel Synthetics, LLC	Loan (14.5%, Due 6/09)	10,522	10,492	10,492
(Consumer Products)	Equity Interests		1,708	953

Pres Air Trol LLC	Debt Securities (12.0%, Due 4/10)	6,180	5,863	5,863
(Industrial Products)	Equity Interests		1,356	318

Progressive International	Loan (16.0%, Due 12/09)	7,364	7,336	7,336
Corporation	Preferred Stock (500 shares)		500	867
(Consumer Products)	Common Stock (197 shares)		13	42
	Warrants		—	—

Soteria Imaging Services, LLC	Loans (12.1%, Due 11/10)	11,906	10,834	10,834
(Healthcare Services)	Equity Interests		2,153	2,264

Universal Environmental Services, LLC	Loan (15.5%, Due 2/09)	11,150	11,108	11,108
(Business Services)	Equity Interests		1,828	1,226

Total companies 5% to 25% owned			$164,007	$156,840

Companies Less Than 5% Owned

Advanced Circuits, Inc.	Loans (11.3%, Due 9/11 – 3/12)	$19,000	$18,906	$18,906
(Industrial Products)	Common Stock (40,000 shares)		1,000	1,000

Anthony, Inc.	Loans (12.7%, Due 9/11 – 9/12)	14,633	14,571	14,571
(Industrial Products)

Benchmark Medical, Inc.	Debt Securities (14.0%, Due 12/08)	13,823	13,773	13,773
(Healthcare Services)	Warrants		18	18

BI Incorporated	Loan (14.0%, due 2/12)	16,121	16,048	16,048
(Business Services)

Border Foods, Inc.	Loan (13.0%, Due 12/10)(6)	3,100	3,043	2,239
(Consumer Products)	Debt Securities (13.0%, Due 12/10)(6)	10,329	9,681	7,121
	Preferred Stock (140,214 shares)		2,893	—
	Common Stock (1,810 shares)		45	—
	Warrants		910	—

C&K Market, Inc.	Loan (13.0%, due 12/08)	14,582	14,521	14,521
(Retail)

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	18,800	18,979	18,979
CDO Fund I, Ltd.(4)	Class D Notes (17.0%, Due 12/13)	9,400	9,489	9,489
(Senior Debt CDO Fund)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,271	24,271
CLO Fund III, Ltd. (4)
(Senior Debt CLO Fund)

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	2,674
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Catterton Partners V, L.P.(5)	Limited Partnership Interest		$2,871	$2,767
(Private Equity Fund)

CBS Personnel Holdings, Inc.	Loan (14.5%, Due 12/09)	$20,486	20,405	20,405
(Business Services)

Community Education Centers, Inc.	Loan (15.0%, Due 12/10)	32,275	32,154	32,154
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,775
(Industrial Products)	Common Stock (2,000 shares)		200	500

Cooper Natural Resources, Inc.	Debt Securities (0%, Due 11/07)	1,005	1,005	1,005
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	20
	Warrants		830	—

Coverall North America, Inc.	Loans (14.6%, Due 2/11)	27,132	27,082	27,082
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,758
	Warrants		2,950	3,500

Drilltec Patents & Technologies	Loan (10.0%, Due 8/06)(6)	10,994	10,918	—
Company, Inc.	Debt Securities (16.5%, Due 8/06)(6)	1,500	1,500	277
(Energy Services)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,649	795
(Private Equity Fund)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Frozen Specialties, Inc.	Warrants		435	530
(Consumer Products)

Garden Ridge Corporation (Retail)	Loan (7.0%, Due 5/12)(6)	22,500	22,500	16,935

Geotrace Technologies, Inc.	Debt Securities (12.0%, Due 6/09)	18,400	16,561	16,561
(Energy Services)	Warrants		2,350	2,500

Ginsey Industries, Inc.	Loans (12.5%, Due 3/06)	3,896	3,896	3,896
(Consumer Products)

Grant Broadcasting Systems II	Loan (5.0%, Due 6/09)	2,756	2,756	2,756
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		6,573	4,167
(Private Equity Fund)

Havco Wood Products LLC	Loans (10.7%, Due 8/11)	39,000	37,755	37,755
(Industrial Products)	Equity Interests		1,048	1,048

Haven Eldercare of New England, LLC(9)	Loans (9.3%, Due 10/05)(6)	46,671	46,670	47,465
(Healthcare Services)

Haven Healthcare Management, LLC(9)	Loan (18.0% Due 8/06)(6)	5,541	5,541	2,000
(Healthcare Services)

HealthASPex Services Inc.	Loans (4.0%, Due 7/08)	500	500	500
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

The Hillman Companies, Inc.(3)	Loan (13.5%, Due 9/11)	$43,754	$43,561	$43,561
(Consumer Products)

Homax Holdings, Inc.	Debt Securities (12.0%, Due 8/11)	14,000	13,006	13,006
(Consumer Products)	Preferred Stock (89 shares)		89	88
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,428

Icon International, Inc.	Common Stock (25,707 shares)		76	—
(Business Services)

Interline Brands, Inc. (3)	Common Stock (10,122 shares)		152	210
(Business Services)

International Fiber Corporation	Loans (14.0%, Due 6/12)	21,436	21,348	21,348
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	1,900

Line-X, Inc.	Loans (9.9% Due 8/11)	53,234	52,953	52,953
(Consumer Products)	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	2,850
(Business Services)	Warrants		136	136

Meineke Car Care Centers, Inc.	Senior Loan (7.4%, Due 6/11)	28,000	27,858	27,858
(Business Services)	Loans (11.9%, Due 6/12 – 6/13)	72,000	71,660	71,660
	Common Stock (10,696,308 shares)(10)		26,985	26,985
	Warrants		—	—

MHF Logistical Solutions, Inc.	Loan (10.0%, Due 5/11)	22,653	22,544	22,544
(Business Services)	Preferred Stock (431 shares)		431	431
	Common Stock (1,438 shares)		144	144

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,600	3,477
(Private Equity Fund)

Mogas Energy, LLC	Debt Securities (9.5%, Due 3/12 – 4/12)	17,005	15,587	15,587
(Energy Services)	Warrants		1,774	2,800

N.E.W. Customer Service Companies, Inc.	Loans (11.0%, Due 7/12)	40,000	40,018	40,018
(Business Services)

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)		2,764	2,564
Inc.(3)	Warrants		575	1,323
(Education)

Norwesco, Inc.	Loan (12.6%, Due 1/12 – 7/12)	84,005	83,601	83,601
(Industrial Products)	Common Stock (573,561 shares)(10)		39,268	39,268
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,519	1,678
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	780
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Onyx Television GmbH(4)	Preferred Units		$201	$—
(Broadcasting & Cable)

Opinion Research Corporation(3)	Warrants		996	450
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,200
(Consumer Products)

Packaging Advantage Corporation	Debt Securities (18.5%, Due 7/06)	$17,039	16,521	16,521
(Business Services)	Common Stock (232,168 shares)		2,386	1,003
	Warrants		963	405

Palm Coast Data, LLC	Senior Loan (7.3%, Due 8/10)	16,100	16,020	16,020
(Business Services)	Loan (15.5%, Due 8/12 – 8/15)	29,600	29,455	29,455
	Common Stock (21,743 shares)(10)		21,743	21,743
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	2,500
(Business Services)

Pro Mach, Inc.	Loan (13.8%, Due 6/12)	19,191	19,106	19,106
(Industrial Products)	Equity Interests		1,500	1,200

RadioVisa Corporation	Loan (15.5%, Due 12/08)	26,785	26,682	26,682
(Broadcasting & Cable)

Red Hawk Industries, LLC	Loan (11.0%, Due 4/11)	41,624	41,407	41,407
(Business Services)

Resun Leasing, Inc.	Loan (15.5%, Due 11/07)	30,000	30,000	30,000
(Business Services)

S.B. Restaurant Company	Debt Securities (15.0%, Due 11/08)	20,483	20,017	20,017
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	619

SBBUT, LLC	Equity Interests		52	52
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	—

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		2,470	2,373
(Private Equity Fund)

Tradesmen International, Inc.	Debt Securities (12.0%, Due 12/09)	15,000	14,290	14,290
(Business Services)	Warrants		710	1,270

United Site Services, Inc.	Loan (11.9%, Due 8/11)	49,712	49,492	49,492
(Business Services)	Common Stock (160,588 shares)		1,000	1,000

Universal Tax Systems, Inc.	Loan (14.5%, Due 7/11)	18,947	18,870	18,870
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,471	5,223
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		34	34
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		September 30, 2005

		(unaudited)
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Venturehouse Group, LLC(5)	Equity Interest		$598	$395
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	758
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	695
(Private Equity Fund)

Wear Me Apparel Corporation	Debt Securities (15.0%, Due 12/10)	$45,000	43,878	43,878
(Consumer Products)	Warrants		1,219	1,520

Wilshire Restaurant Group, Inc.	Debt Securities (20.0%, Due 6/07)(6)	19,107	18,566	18,566
(Retail)	Warrants		735	660

Wilton Industries, Inc.	Loan (19.3%, Due 6/08)	4,800	4,800	4,800
(Consumer Products)

Woodstream Corporation	Loans (13.0%, Due 11/12 – 5/13)	52,188	52,037	52,037
(Consumer Products)	Common Stock (180 shares)		673	3,231
	Warrants		—	2,269

Other companies	Other debt investments	651	651	651
	Other debt investments(6)	474	474	349
	Other equity investments(3)		59	40
	Guaranty ($118)

Total companies less than 5% owned			$1,338,370	$1,311,231

Total private finance (118 portfolio companies)			$3,012,459	$3,080,985

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

Commercial Real Estate Finance
(in thousands, except number of loans)

			September 30, 2005

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	5	$47,056	$46,575
	7.00%–8.99%	25	50,448	49,469
	9.00%–10.99%	4	11,094	11,036
	11.00%–12.99%	2	8,159	7,820
	13.00%–14.99%	1	2,296	2,296
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(11)		39	$123,023	$121,166

Real Estate Owned			$14,147	$15,088

Equity Interests(2) — Companies more than 25% owned (Guarantees — $7,054)			$11,453	$6,511

Total commercial real estate finance			$148,623	$142,765

Total portfolio			$3,161,082	$3,223,750

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
(5) Non-registered investment company.
(11) Commercial mortgage loans totaling $20.7 million at value were on non-accrual status and therefore were considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and nine months ended September 30, 2005 and 2004 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary, Allied Investments L.P. (“Allied Investments”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries which are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that provides diligence and structuring services on private finance and commercial real estate finance transactions, as well as structuring, transaction, management, consulting and other services to the Company and its portfolio companies.
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
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and changes in net assets and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the operating results to be expected for the full year.

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

Valuation Of Portfolio Investments
      The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies, non-investment grade commercial mortgage-backed securities (“CMBS”), and the bonds and preferred shares of collateralized debt obligations (“CDO”). The Company’s investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if the Company has doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status that are classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
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

Equity Securities
      The Company’s equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued

Guarantees
      Guarantees meeting the characteristics described in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”) and issued or modified after December 31, 2002, are recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$113,168	$85,999	$544,674	$201,649
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,546)	(3,226)	(9,511)	(13,822)

Pro forma net increase in net assets resulting from operations	110,622	82,773	535,163	187,827
Less preferred stock dividends	—	—	—	(52)

Pro forma net income available to common shareholders	$110,622	$82,773	$535,163	$187,775

Basic earnings per common share:
As reported	$0.84	$0.67	$4.06	$1.57
Pro forma	$0.82	$0.64	$3.99	$1.46
Diluted earnings per common share:
As reported	$0.82	$0.66	$3.99	$1.53
Pro forma	$0.80	$0.63	$3.92	$1.43
      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2005 and 2004:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004(1)	2005	2004

Risk-free interest rate	4.1%	—	4.1%	2.9%
Expected life in years	5.0	—	5.0	5.0
Expected volatility	35.0%	—	35.1%	37.0%
Dividend yield	9.0%	—	9.0%	8.8%
Weighted average fair value per option	$3.96	—	$3.94	$4.19

(1)	There were no stock options granted during the three months ended September 30, 2004.

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
(“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for regular corporate income taxes for these entities. AC Corp is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate.
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be subject to a 4% excise tax on such income carried over for distribution in the following year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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
      The consolidated financial statements include portfolio investments at value of $3.2 billion and $3.0 billion at September 30, 2005, and December 31, 2004, respectively. At September 30, 2005, and December 31, 2004, 93% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006. The scope of the Statement includes a wide range of share-based compensation arrangements including share options,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not yet selected a valuation model to value its stock based awards or adopted accounting policies regarding the method of recognizing the fair value of awards over the requisite service period. As a result, the Company has not yet determined the effects of the Statement on its financial position and results of operations. See Note 2 — Summary of Significant Accounting Policies — Stock Compensation Plans.
Note 3. Portfolio

Private Finance
      At September 30, 2005, and December 31, 2004, the private finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities (2)	$2,132,770	$2,039,642	13.0%	$1,679,855	$1,602,869	13.9%
Equity securities	879,689	1,041,343		705,065	699,217

Total	$3,012,459	$3,080,985		$2,384,920	$2,302,086

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At September 30, 2005, and December 31, 2004, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	The principal balance outstanding on loans and debt securities was $2.2 billion and $1.7 billion at September 30, 2005, and December 31, 2004, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $28.0 million and $29.8 million at September 30, 2005, and December 31, 2004, respectively.
     The Company’s private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. The Company’s private finance investments are generally issued by private companies and are generally illiquid and subject to restrictions on resale.
      Private finance debt investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
September 30, 2005, and December 31, 2004, approximately 87% and 94%, respectively, of the Company’s loans and debt securities had fixed interest rates, with the remaining having variable interest rates. Variable interest rates are generally set as a spread over LIBOR. Loans and debt securities generally have a maturity of five to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.
      Equity securities consist primarily of securities issued by private companies and may be subject to restrictions on their resale and are generally illiquid. The Company may incur costs associated with making buyout investments, such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees, and other costs, which will be added to the cost basis of the Company’s equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.
      The Company’s largest investments at value at September 30, 2005, and December 31, 2004, were in Advantage Sales & Marketing, Inc. (“Advantage”) and Business Loan Express, LLC (“BLX”).
      In June 2004, the Company completed the purchase of a majority voting ownership in Advantage, which is subject to dilution by a management option pool. The Company’s investment totaled $257.7 million at cost and $435.4 million at value at September 30, 2005, and $258.7 million at cost and $283.0 million at value at December 31, 2004. Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Total interest and related portfolio income earned from the Company’s investment in Advantage for the three and nine months ended September 30, 2005 and 2004, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Interest income	$7.8	$5.9	$23.3	$6.0
Fees and other income	1.8	1.5	4.9	4.4

Total interest and related portfolio income	$9.6	$7.4	$28.2	$10.4

      Interest income from Advantage for the three and nine months ended September 30, 2005, included interest income of $1.1 million and $3.4 million, respectively, that was paid in kind. Interest income from Advantage for the three and nine months ended September 30, 2004, included interest income of $1.1 million for both periods which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2005, included $33.6 million and $153.5 million, respectively, of unrealized appreciation related to the Company’s investment in Advantage. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2004, did not include any change in unrealized appreciation or depreciation related to the Company’s investment in Advantage.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The Company’s investment in BLX totaled $285.6 million at cost and $356.3 million at value at September 30, 2005, and $280.4 million at cost and $335.2 million at value at December 31, 2004. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At September 30, 2005, and December 31, 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and nine months ended September 30, 2005 and 2004, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Interest income on subordinated debt and Class A equity interests	$3.6	$5.9	$10.5	$17.2
Dividend income on Class B equity interests	4.0	3.5	9.0	8.2
Fees and other income	2.3	2.8	7.0	9.7

Total interest and related portfolio income	$9.9	$12.2	$26.5	$35.1

      Interest and dividend income from BLX for the three and nine months ended September 30, 2005, included interest and dividend income of $1.7 million and $5.1 million, respectively, which was paid in kind. Interest and dividend income from BLX for the three and nine months ended September 30, 2004, included interest and dividend income of $6.2 million and $16.1 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in BLX of $14.6 million and $15.9 million for the three and nine months ended September 30, 2005, respectively, and a net increase in unrealized appreciation of $3.1 million and a net decrease in unrealized appreciation of $6.2 million for the three and nine months ended September 30, 2004, respectively.
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
      The Company had provided BLX with a $20 million revolving credit facility for working capital which matured on June 30, 2005. At December 31, 2004, there were no amounts outstanding under this facility.
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
      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At September 30, 2005, and December 31, 2004, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at September 30, 2005, was $136.2 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at September 30, 2005. At September 30, 2005, the Company had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $1.6 million for both the three months ended September 30, 2005 and 2004, and $4.7 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively.
      Other activities (at cost) in portfolio companies more than 25% owned, excluding changes in unrealized appreciation or depreciation, during the nine months ended September 30, 2005, included:

•	a partial repayment of $8.2 million of the Company’s investment in Avborne, Inc. (“Avborne”) as a result of the sale of certain of Avborne’s assets during the first quarter of 2005;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

•	fundings of $94.3 million on Callidus Capital Corporation’s (“Callidus”) revolving line of credit related to its middle market underwriting and syndication facility, including $52.5 million to fund a senior loan to Triax Holdings, LLC (see below). Callidus repaid borrowings under this facility totaling $84.0 million during the nine months ended September 30, 2005, for a net increase in borrowings under the facility during the nine months ended September 30, 2005, of $10.3 million. Outstanding borrowings under this facility were $52.5 million and $42.2 million at September 30, 2005, and December 31, 2004, respectively.

•	the repayment of the Company’s debt and equity investment of $12.8 million in Fairchild Industrial Products Company;

•	a partial repayment of $14.6 million of the Company’s investment in ForeSite Towers, LLC (“ForeSite”) as a result of the sale of a portion of ForeSite’s assets during the second quarter of 2005 and an additional investment of $3.5 million during the third quarter of 2005;

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (“GAC”)with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC during the first quarter of 2005. In addition, during the third quarter of 2005, the Company made an investment of $27.6 million in the common stock of GAC to fund the purchase of Triax Holdings, LLC (“Triax”), a new subsidiary of GAC, and also made subordinated loans of $50.4 million to Triax. Triax used the proceeds of the financing to acquire Tretinoin, the generic equivalent of a leading topical prescription acne medication, and other related assets, as well as to pay certain closing costs. Subsequent to September 30, 2005, Triax negotiated a purchase price adjustment of $45 million that reduced Triax’s purchase price. The proceeds from the $45 million purchase price adjustment were used to repay a portion of the senior loan made by Callidus. Following GAC’s investment in Triax, GAC changed its name to Triview Investments, Inc. (“Triview”);

•	an additional loan of $2.0 million to Gordian Group, Inc.;

•	the distribution of Diversified Group Administrators, Inc. from HealthASPex, Inc. (“HealthASPex”) to its shareholders (including the Company) and the redemption of the Company’s equity interest in HealthASPex;

•	a debt and equity investment of $67.8 million in Healthy Pet Corp.;

•	the repayment of the Company’s debt and equity investment of $15.9 million in Housecall Medical Resources, Inc.;

•	the repayment of the Company’s debt investment of $9.3 million in HMT, Inc.;

•	the repayment of the Company’s $66.1 million senior loan investment in Insight Pharmaceuticals Corporation (“Insight”) as a result of Insight’s senior debt refinancing;

•	an additional $9.5 million debt and equity investment in Mercury Air Centers, Inc. to finance an acquisition;

•	an additional $27.4 million debt investment in MVL Group, Inc. to finance an acquisition;

•	fundings of $7.7 million on Powell Plant Farms, Inc.’s (“Powell”) revolving credit facility for working capital. Powell repaid borrowings under this facility totaling $7.9 million, for net repayments under the facility during the nine months ended September 30, 2005, of $0.2 million;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

•	the sale of the assets out of bankruptcy of Norstan Apparel Shops, Inc. (“Norstan”), which resulted in a realized loss during the second quarter of 2005. During the first quarter of 2005, the Company appointed three members to Norstan’s board of directors and had control of the board. Accordingly, the realized loss was included in the portfolio companies more than 25% owned category;

•	the repayment of the Company’s debt investment of $14.0 million in Redox Brands, Inc.;

•	a debt and equity investment of $40.4 million in Service Champ Inc.;

•	an additional investment of $8.8 million in Startec Global Communications Corporation to finance an acquisition; and

•	an additional debt investment of $8.4 million in STS Operating, Inc. (“STS”) to support the recapitalization of STS. In connection with the recapitalization, STS redeemed the Company’s preferred stock investment.
      The Company paid a fee to Callidus of $0.6 million in the second quarter of 2005 for the referral of Service Champ Inc. (“Service Champ”) and a fee of $1.2 million in the third quarter of 2005 for the referral of Triax. These fees have been included in the cost basis of the Company’s equity investment in Service Champ and Triview, respectively.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At September 30, 2005, and December 31, 2004, loans and debt securities at value not accruing interest were as follows:

	2005	2004
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$19,026	$34,374
Companies less than 5% owned	17,337	16,550
Loans and debt securities not in workout status
Companies more than 25% owned	55,771	29,368
Companies 5% to 25% owned	2,267	678
Companies less than 5% owned	77,615	15,864

Total	$172,016	$96,834

      The industry and geographic compositions of the private finance portfolio at value at September 30, 2005, and December 31, 2004, were as follows:

	2005	2004

Industry
Business services	40%	32%
Financial services	18	21
Consumer products	13	20
Industrial products	11	8
Healthcare services	6	8
Retail	2	2
Energy services	2	2
Broadcasting and cable	1	2
Other	7	5

Total	100%	100%

Geographic Region(1)
Mid-Atlantic	33%	40%
West	28	27
Midwest	19	15
Southeast	14	14
Northeast	6	4

Total	100%	100%

(1)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Commercial Real Estate Finance
      At September 30, 2005, and December 31, 2004, the commercial real estate finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$—	$—		$383,310	$373,805	14.6%
CDO bonds and preferred shares	—	—		212,590	212,573	16.8%
Commercial mortgage loans	123,023	121,166	6.6%	99,373	95,056	6.8%
Real estate owned	14,147	15,088		16,170	16,871
Equity interests	11,453	6,511		11,169	13,020

Total	$148,623	$142,765		$722,612	$711,325

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
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
      Services provided under the transition services agreement were completed on July 13, 2005. For the three and nine months ended September 30, 2005, the Company received a total of $0.3 million

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
and $1.4 million, respectively, under the transition services agreement as reimbursement for employee and administrative expenses.
      Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2005, approximately 76% and 24% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2004, approximately 94% and 6% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. As of September 30, 2005, and December 31, 2004, loans with a value of $20.7 million and $18.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at September 30, 2005, and December 31, 2004, were as follows:

	2005	2004

Property Type
Hospitality	32%	49%
Housing	17	5
Office	15	17
Retail	14	21
Other(1)	22	8

Total	100%	100%

(1)	Other includes the Company’s investment in an originator of commercial mortgage loans.

	2005	2004

Geographic Region
Midwest	35%	30%
Mid-Atlantic	27	20
West	21	16
Southeast	12	26
Northeast	5	8

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt
      At September 30, 2005, and December 31, 2004, the Company had the following debt:

	2005				2004

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$939,835	$939,835	6.5%		$981,368	$981,368	6.5%
SBA debentures	28,500	28,500	7.5%		84,800	77,500	8.2%
OPIC loan	—	—			5,700	5,700	6.6%

Total notes payable and debentures	968,335	968,335	6.5%		1,071,868	1,064,568	6.6%
Revolving line of credit	722,500	—	—	(2)	552,500	112,000	6.3	%(2)

Total debt	$1,690,835	$968,335	6.8	%(2)	$1,624,368	$1,176,568	6.6	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2005. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount drawn on the facility as of the balance sheet date. The annual cost of commitment fees and other facility fees was $2.6 million at September 30, 2005. The stated interest rate payable on the revolving line of credit was 4.7% at December 31, 2004, which excluded the annual cost of commitment fees and other facility fees of $1.8 million.
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to private institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At September 30, 2005, the notes had remaining maturities of one month to six years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement. During the second quarter of 2005, the Company repaid $40.0 million of the unsecured notes payable.
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
      On October 13, 2005, the Company issued $261.0 million of five-year and $89.0 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 6.2% and 6.3%, respectively, and have substantially the same terms as the Company’s existing unsecured long-term notes. The Company used a portion of the proceeds from the new long-term note issuance to repay $125.0 million of existing unsecured long-term notes that matured on October 15, 2005, and had an annual weighted average interest cost of 8.3%.
      SBA Debentures. At September 30, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.4%. At September 30, 2005, the debentures had remaining maturities of five to six years. The debentures

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the first and third quarters of 2005, the Company repaid $31.0 million and $18.0 million, respectively, of the SBA debentures.
      The Company had a commitment from the SBA to borrow up to an additional $7.3 million above the current amount outstanding that expired on September 30, 2005.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at September 30, 2005, were as follows:

Year	Amount Maturing

($ in thousands)
2005	$125,000
2006	175,000
2007	—
2008	153,000
2009	267,335
Thereafter	248,000

Total	$968,335

Revolving Line of Credit
      At December 31, 2004, the Company had an unsecured revolving line of credit with a committed amount of $552.5 million. During the first quarter of 2005, the Company expanded the committed amount under the unsecured revolving credit facility to $587.5 million and during the second quarter of 2005, the Company extended the maturity of the line of credit to April 2006 under substantially similar terms. The extension of the facility required payment of an extension fee of 0.3% on existing commitments and the interest rate on outstanding borrowings increased by 0.50% during the extension period. During the extension period, the facility generally bore interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 2.00%, (ii) the Bank of America, N.A. cost of funds plus 2.00% or (iii) the higher of the Bank of America, N.A. prime rate plus 0.50% or the Federal Funds rate plus 1.00%. During the extension period, the facility required an annual commitment fee equal to 0.25% of the committed amount.
      On September 30, 2005, the Company entered into a new unsecured revolving line of credit with a committed amount of $722.5 million. The revolving line of credit replaces the Company’s previous revolving line of credit and expires on September 30, 2008. On November 4, 2005, the Company expanded the committed amount under the revolving line of credit facility by $50.0 million, which brings the total committed amount to $772.5 million. The revolving line of credit may be expanded through new or additional commitments up to $922.5 million at the Company’s option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees and other facility fees was $2.6 million and $1.8 million at September 30, 2005, and December 31, 2004, respectively.
      The average debt outstanding on the revolving line of credit was $42.7 million and $77.9 million, respectively, for the nine months ended September 30, 2005 and 2004. The maximum amount borrowed under this facility and the weighted average stated interest rate for the nine months ended September 30, 2005 and 2004, were $263.3 million and 4.4%, respectively, and $353.0 million and 2.2%, respectively. As of September 30, 2005, the amount available under the revolving line of credit was $683.9 million, net of amounts committed for standby letters of credit of $38.6 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2005, and December 31, 2004, the Company was in compliance with these covenants.
Note 5. Guarantees
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of September 30, 2005, and December 31, 2004, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations aggregating $145.3 million and $100.2 million, respectively, and had extended standby letters of credit aggregating $38.6 million and $44.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $183.9 million and $144.3 million at September 30, 2005, and December 31, 2004, respectively. At September 30, 2005, and December 31, 2004, $0.3 million and $0.8 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
      As of September 30, 2005, the guarantees and standby letters of credit expired as follows:

	Total	2005	2006	2007	2008	2009	After 2009
(in millions)
Guarantees	$145.3	$0.1	$1.0	$136.2	$—	$2.5	$5.5
Standby letters of credit(1)	38.6	—	—	—	38.6	—	—

Total	$183.9	$0.1	$1.0	$136.2	$38.6	$2.5	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At September 30, 2005, the Company had outstanding commitments to fund investments totaling $395.4 million, including $352.2 million related to private finance investments and $43.2 related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $11.7 million at September 30, 2005.
Note 6. Shareholders’ Equity
      The Company did not sell any common stock during the nine months ended September 30, 2005 or 2004. The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Centers, Inc. during the nine months ended September 30, 2005, and 0.1 million shares of common stock with a value of $3.2 million to acquire Legacy Partners Group, LLC during the nine months ended September 30, 2004.
      The Company issued 2.6 million shares and 1.5 million shares of common stock upon the exercise of stock options during the nine months ended September 30, 2005 and 2004, respectively.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the nine months ended September 30, 2005 and 2004, the Company issued new shares in order to satisfy dividend reinvestment requests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      Dividend reinvestment plan activity for the nine months ended September 30, 2005 and 2004, was as follows:

	For the Nine Months
	Ended September 30,

	2005	2004
(in thousands, except per share amounts)
Shares issued	268	167
Average price per share	$27.82	$26.34
Note 7. Earnings Per Common Share
      Earnings per common share for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$113,168	$85,999	$544,674	$201,649
Less preferred stock dividends	—	—	—	(52)

Income available to common shareholders	$113,168	$85,999	$544,674	$201,597

Weighted average common shares outstanding — basic	135,322	129,304	134,110	128,812
Dilutive options outstanding to officers	2,736	1,888	2,559	2,675

Weighted average common shares outstanding — diluted	138,058	131,192	136,669	131,487

Basic earnings per common share	$0.84	$0.67	$4.06	$1.57

Diluted earnings per common share	$0.82	$0.66	$3.99	$1.53

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at September 30, 2005, and December 31, 2004, totaled $16.3 million and $16.1 million, respectively.
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
      The IPA, which is generally determined annually at the beginning of each year, is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the nine months ended September 30, 2005 and 2004, 0.2 million shares and 0.4 million shares, respectively, were purchased in the DCP II.
      All amounts deposited and then credited to a participant’s account in the trust, based on the amount of the IPA received by such participant, are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the DCP II are immediately vested and generally non-forfeitable once deposited by the Company into the trust. A participant’s account shall generally become distributable only after his or her termination of employment, or in the event of a change of control of the Company. Upon the participant’s termination of employment, one-third of the participant’s account will be immediately distributed in accordance with the plan, one-half of the then current remaining balance will be distributed on the first anniversary of his or her employment termination date and the remainder of the account balance will be distributed on the second anniversary of the employment termination date. Distributions are subject to the participant’s adherence to certain non-solicitation requirements. All DCP II accounts will be distributed in a single lump sum in the event of a change of control of the Company. To the extent that a participant has an employment agreement, such participant’s DCP II account will be fully distributed in the event that such participant’s employment is terminated for good reason as defined under that participant’s employment agreement. The DCP II Administrator may also determine other distributable events and the timing of such distributions. Sixty days following a distributable event, the Company and each participant may, at the discretion of the Company, and subject to the Company’s trading window during that time, redirect the participant’s account to other investment options.
      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock purchased in the open market.
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At September 30, 2005, and December 31, 2004, common stock held in DCP II was $17.8 million and $13.5 million, respectively, and the IPA liability was $20.1 million and $13.1 million, respectively.
      The IPA expenses for the three and nine months ended September 30, 2005 and 2004, were as follows:

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Individual performance award (IPA) contributions	$1.7	$3.2	$5.5	$10.2
IPA mark to market expense (benefit)	(0.4)	(0.1)	1.5	(0.7)

Total IPA expense	$1.3	$3.1	$7.0	$9.5

      The Company also has an individual performance bonus (“IPB”) plan which was established in 2005. The IPB for 2005 will be distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three and nine months ended September 30, 2005, the IPB expense was $1.8 million and $5.4 million, respectively. The IPA and IPB expenses are included in employee expenses.
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
      There are 32.2 million shares authorized under the Option Plan. At September 30, 2005, and December 31, 2004, the number of shares available to be granted under the Option Plan was 2.6 million and 7.9 million, respectively. During the nine months ended September 30, 2005, options for 6.8 million shares were granted to employees under the Option Plan at a weighted average exercise price of $27.37 per share. During the nine months ended September 30, 2004, options for 7.9 million shares were granted to employees under the Option Plan at a weighted average exercise price of $28.47 per share. During the nine months ended September 30, 2005 and 2004, 1.5 million shares and 0.9 million shares, respectively, were forfeited under the Option Plan.
      Options were outstanding for 23.0 million shares and 20.4 million shares with a weighted average exercise price of $24.60 and $23.55 per share at September 30, 2005, and December 31, 2004, respectively.
Note 10. Dividends and Distributions and Excise Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for each of the first and second quarters of 2005 and 2004, and the third quarter of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Excise Taxes, continued
2004. The Company’s Board of Directors declared and the Company paid a dividend of $0.58 per common share for the third quarter of 2005. These dividends totaled $231.2 million and $220.8 million for the nine months ended September 30, 2005 and 2004, respectively. The Company declared an extra cash dividend of $0.02 per share during 2004 and this was paid to shareholders on January 28, 2005.
      The Company’s Board of Directors also declared a dividend of $0.58 per common share for the fourth quarter of 2005.
      The Company currently estimates that its 2005 annual taxable income will be in excess of its dividend distributions from such taxable income in 2005, and that such estimated excess taxable income will be carried over for distribution in 2006. Accordingly, the Company has accrued an excise tax of $5.3 million on the estimated taxable income earned for the nine months ended September 30, 2005.
Note 11. Supplemental Disclosure of Cash Flow Information
      For the nine months ended September 30, 2005 and 2004, the Company paid interest of $44.2 million and $46.8 million, respectively.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $7.6 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively.
      Non-cash operating activities for the nine months ended September 30, 2005, included the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests (see Note 3); the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million; the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and the contribution to capital of existing debt securities of GAC Investments, Inc. (“GAC”) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC (see Note 3). During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.
      Non-cash operating activities for the nine months ended September 30, 2004, included notes or other securities received as consideration from the sale of investments of $53.9 million. The notes received for the nine months ended September 30, 2004, included a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman (see Note 3). Non-cash operating activities for the nine months ended September 30, 2004, also included an exchange of $48.3 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage; an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation; an exchange of existing debt securities with a cost basis of $13.1 million for new debt of $11.3 million with the remaining cost basis attributed to equity in Fairchild Industrial Products Company; the repayment in kind of $10.0 million of existing subordinated debt in American Healthcare Services, Inc. with debt in MedBridge Healthcare, LLC; and an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC. In addition, GAC

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information, continued
acquired certain assets of Galaxy out of bankruptcy during the third quarter of 2004. The Company exchanged its $50.7 million debt investment in Galaxy for debt and equity in GAC to facilitate the asset acquisition.
      For the nine months ended September 30, 2005 and 2004, the Company’s non-cash financing activities included $7.5 million and $4.4 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc. for the nine months ended September 30, 2005, and the issuance of $3.2 million of the Company’s common stock as consideration for an investment in Legacy Partners Group, LLC for the nine months ended September 30, 2004.
Note 12. Hedging Activities
      The Company has invested in commercial mortgage loans and CMBS and CDO bonds that were purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans and CMBS and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of September 30, 2005, and December 31, 2004, consisted of the following:

($ in thousands)
Description of Issue	2005	2004

5-year Treasury securities, due December 2009	$—	$533
5-year Treasury securities, due April 2010	17,933	—
10-year Treasury securities, due February 2013	—	3,908
10-year Treasury securities, due February 2014	—	4,709
10-year Treasury securities, due August 2014	—	14,743
10-year Treasury securities, due November 2014	—	14,333

Total	$17,933	$38,226

      As of September 30, 2005, and December 31, 2004, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.3 million for both dates.
      The net proceeds related to the sales of the borrowed Treasury securities were $17.8 million and $38.5 million at September 30, 2005, and December 31, 2004, respectively. Under the terms of the transactions, the Company had provided additional cash collateral of $0.1 million at September 30, 2005, and had received cash payments of $0.3 million at December 31, 2004, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Hedging Activities, continued
agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of September 30, 2005, the repurchase agreements were due on October 5, 2005, and had a weighted average interest rate of 3.2%. The weighted average interest rate on the repurchase agreements as of December 31, 2004, was 1.3%.
Note 13. Financial Highlights

	At and for the
	Nine Months Ended		At and for the
	September 30,		Year Ended
			December 31,
	2005(1)	2004	2004

Per Common Share Data
Net asset value, beginning of period	$14.87	$14.94	$14.94

Net investment income(2)	0.73	1.11	1.52
Net realized gains(2)(3)	2.11	1.34	0.88

Net investment income plus net realized gains(2)	2.84	2.45	2.40
Net change in unrealized appreciation or depreciation (2)(3)	1.15	(0.92)	(0.52)

Net increase in net assets resulting from operations (2)	3.99	1.53	1.88

Net decrease in net assets from shareholder distributions	(1.72)	(1.71)	(2.30)
Net increase in net assets from capital share transactions(2)	0.23	0.14	0.35

Net asset value, end of period	$17.37	$14.90	$14.87

Market value, end of period	$28.63	$24.39	$25.84
Total return(4)	18%	(7)%	1%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,366,986	$1,935,740	$1,979,778
Common shares outstanding at end of period	136,289	129,898	133,099
Diluted weighted average common shares outstanding	136,669	131,487	132,458
Employee and administrative expenses/average net assets	5.14%	3.31%	4.65%
Total operating expenses/average net assets	7.77%	6.32%	8.53%
Net investment income/average net assets	4.63%	7.66%	10.45%
Net increase in net assets resulting from operations/ average net assets	25.15%	10.56%	12.97%
Portfolio turnover rate	40.89%	20.19%	32.97%
Average debt outstanding	$1,058,420	$973,528	$985,616
Average debt per share(2)	$7.74	$7.40	$7.44

(1)	The results for the nine months ended September 30, 2005, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC is conducting an informal investigation of the Company. On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to the Company at this time, the inquiries appear to primarily pertain to matters related to portfolio valuation and the Company’s portfolio company, Business Loan Express, LLC. To date, the Company has produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and the U.S. Attorney’s Office. The Company is voluntarily cooperating with these investigations.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2005, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 13) for the nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
November 4, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included herein and in our annual report on Form 10-K for the year ended December 31, 2004. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations due to terrorism;

•	future changes in laws or regulations and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.
      Financial or other information presented for private finance portfolio companies has been obtained from the portfolio companies, and this financial information presented may represent unaudited, projected or pro forma financial information, and therefore may not be indicative of actual results. In addition, the private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by U.S. generally accepted accounting principles.
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

      Our portfolio composition at September 30, 2005, and December 31, 2004, was as follows:

	2005	2004

Private finance	96%	76%
Commercial real estate finance	4%	24%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2005	2004	2005	2004	2004
($ in millions)
	(unaudited)		(unaudited)
Portfolio at value	$3,223.8	$2,980.0	$3,223.8	$2,980.0	$3,013.4
Investments funded	$673.4	$311.9	$1,328.2	$1,106.9	$1,524.5
Change in accrued or reinvested interest and dividends	$5.5	$5.5	$1.9	$31.7	$52.2
Principal collections related to investment repayments or sales	$151.0	$112.4	$1,241.8	$543.3	$909.2
Yield on interest-bearing investments (1)	12.6%	14.2%	12.6%	14.2%	14.0%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and nine months ended September 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2005	2004	2005	2004	2004
($ in millions)
	(unaudited)		(unaudited)
Portfolio at value:
Loans and debt securities	$2,039.6	$1,401.1	$2,039.6	$1,401.1	$1,602.9
Equity securities	1,041.4	629.9	1,041.4	629.9	699.2

Total portfolio	$3,081.0	$2,031.0	$3,081.0	$2,031.0	$2,302.1

Investments funded(1)	$665.7	$244.0	$1,131.9	$806.4	$1,140.8
Change in accrued or reinvested interest and dividends	$5.9	$3.9	$20.4	$25.4	$45.6
Principal collections related to investment repayments or sales	$146.5	$99.5	$476.5	$494.0	$551.9
Yield on interest-bearing investments(2)	13.0%	15.2%	13.0%	15.2%	13.9%

(1)	Investments funded for the nine months ended September 30, 2004, included a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
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
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Recently we have seen junior debt financing opportunities in the market that we believe are unattractive from a risk/return perspective. We believe many of these transactions employ too much leverage and are priced too low relative to the risks inherent in junior debt instruments. To address the current market place, our strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. We are also focusing our debt investing on smaller middle market companies where we can provide unitranche debt, where our current yield may be lower than traditional subordinated debt only. We believe that the unitranche structure, however, provides greater protection in the capital structures of our portfolio companies.
      The yield on the private finance loans and debt securities was 13.0% at September 30, 2005, as compared to 13.9% at December 31, 2004, and 15.2% at September 30, 2004. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities, the yield on loans and debt securities repaid, and the amount of lower-yielding senior debt that has been funded. The yield on the private finance portfolio has decreased partly due to our strategy to pursue more buyout and recapitalization transactions, which may include investing in senior debt, as well as pursue unitranche investments.
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
      Investments funded for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004, consisted of the following:

	Loans and
	Debt	Equity
	Securities	Interests	Total
($ in millions)
For the Nine Months Ended September 30, 2005
Companies more than 25% owned	$280.5	$80.0	$360.5
Companies 5% to 25% owned	2.4	2.2	4.6
Companies less than 5% owned	663.1	103.7	766.8

Total	$946.0	$185.9	$1,131.9

For the Nine Months Ended September 30, 2004
Companies more than 25% owned	$267.1	$135.4	$402.5
Companies 5% to 25% owned	89.4	24.4	113.8
Companies less than 5% owned	276.5	13.6	290.1

Total	$633.0	$173.4	$806.4

For the Year Ended December 31, 2004
Companies more than 25% owned	$445.4	$171.2	$616.6
Companies 5% to 25% owned	112.0	14.4	126.4
Companies less than 5% owned	351.5	46.3	397.8

Total	$908.9	$231.9	$1,140.8

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

      Outstanding Investment Commitments. At September 30, 2005, we had outstanding investment commitments to private finance portfolio companies totaling $352.2 million, including the following:

•	We have various commitments to Callidus Capital Corporation (Callidus) which owns 80% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. Our commitment to Callidus consisted of the following at September 30, 2005:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$100.0	$—	$100.0
Revolving line of credit for working capital	4.0	—	4.0
Revolving line of credit facility to support underwriting and syndication activities(2)	150.0	52.5	97.5

Total	$254.0	$52.5	$201.5

(1)	Callidus has two secured warehouse credit facilities with third parties for up to $400 million each. These facilities are used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with these warehouse credit facilities, we have agreed to designate our $100 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facilities.

(2)	Draws under this facility may include amounts used to fund senior loans originated by Callidus to portfolio companies included in our portfolio. The amount drawn at September 30, 2005, was used by Callidus to fund a senior loan to our portfolio company, Triax Holdings, LLC.

In addition, we had a commitment to Callidus to purchase preferred equity in future CDO or CLO transactions of $76.8 million at September 30, 2005.

•	$13.8 million in the form of equity to eight private venture capital funds.

•	$12.5 million of financing commitments in the form of debt to S.B. Restaurant Company.

•	$7.8 million in the form of debt to Mercury Air Centers, Inc.

•	$7.6 million in the form of equity to Pennsylvania Avenue Investors, L.P., a limited partnership controlled by us that invests in private buyout equity funds.
      In addition to outstanding investment commitments to portfolio companies at September 30, 2005, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $176.8 million. See “Financial Condition, Liquidity and Capital Resources.”
      During the third quarter of 2005, our portfolio company, GAC Investments, Inc. (GAC) purchased Triax Holdings, LLC (Triax). We invested $27.6 million in the common stock of GAC to help fund the purchase of Triax, a new subsidiary of GAC. In addition, we made subordinated loans totaling $50.6 million to Triax. Our portfolio company, Callidus, made senior loans of $52.5 million to Triax. The proceeds of these debt and equity investments of $130.7 million were used by Triax to acquire Tretinoin, the generic equivalent of a leading topical prescription acne medication, and other related assets, as well as to pay certain closing costs. Subsequent to the purchase of these assets, Triax negotiated a purchase price adjustment of $45 million that reduced Triax’s purchase price. The proceeds from the $45 million purchase price adjustment were used to repay a portion of the senior loan made by Callidus. Following GAC’s investment in Triax, GAC changed its name to Triview

Investments, Inc. (Triview). Triview owns both Triax and Longview Cable & Data, LLC. Triview believes it may be able to utilize its existing tax attributes to offset future taxable income generated by Triax.
      Our largest investments at value at September 30, 2005, were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC (BLX). See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to these investments.
      Advantage Sales & Marketing, Inc.     At September 30, 2005, our investment in Advantage Sales & Marketing, Inc. (Advantage) totaled $257.7 million at cost and $435.4 million at value, or 12.6% of our total assets, which includes unrealized appreciation of $177.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      Total interest and related portfolio income earned from our investment in Advantage for the nine months ended September 30, 2005 and 2004, was $28.2 million and $10.4 million, respectively, which includes interest income of $23.3 million and $6.0 million, respectively, and fees and other income of $4.9 million and $4.4 million, respectively. Interest income from Advantage for the nine months ended September 30, 2005 and 2004, included interest income of $3.4 million and $1.1 million, respectively, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Advantage of $153.5 million for the nine months ended September 30, 2005, and no change for the nine months ended September 30, 2004.
      Advantage is a leading sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Business Loan Express, LLC.     At September 30, 2005, our investment in BLX totaled $285.6 million at cost and $356.3 million at value, or 10.3% of our total assets, which includes unrealized appreciation of $70.7 million. BLX was acquired in 2000.
      Total interest and related portfolio income earned from our investment in BLX for the nine months ended September 30, 2005 and 2004, was $26.5 million and $35.1 million, respectively, which included interest income on the subordinated debt and Class A equity interests of $10.5 million and $17.2 million, respectively, dividend income on Class B interests of $9.0 million and $8.2 million, respectively, and fees and other income of $7.0 million and $9.7 million, respectively. Interest and dividend income from BLX for the nine months ended September 30, 2005 and 2004, included interest and dividend income of $5.1 million and $16.1 million, respectively, that was paid in kind. The interest and dividends paid in kind were paid to us through the issuance of additional debt or equity interests. Accrued interest and dividends receivable at September 30, 2005, included accrued interest and dividends due from BLX totaling $4.4 million, of which $4.0 million was paid in cash in the fourth quarter of 2005.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in BLX of $15.9 million for the nine months ended September 30, 2005, and a net decrease in unrealized appreciation of $6.2 million for the nine months ended September 30, 2004.
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
      At September 30, 2005, BLX had a three-year $275.0 million revolving credit facility provided by third party lenders that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At September 30, 2005, the principal amount outstanding on the revolving credit facility was $229.9 million and letters of credit issued under the facility were $41.5 million. The total obligation guaranteed by us at September 30, 2005, was $136.2 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at September 30, 2005. At September 30, 2005, we had also provided four standby letters of credit totaling $35.6 million in connection with four term securitization transactions completed by BLX.
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

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2005 and 2004, and at and for the year ended December 31, 2004, were as follows:

	At and for the				At and for the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,				At and for
									the Year Ended
									December 31,
	2005		2004		2005		2004		2004

	(unaudited)				(unaudited)
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$—		$604.5	12.4%	$—		$604.5	12.4%	$373.8	14.6%
CDO bonds and preferred shares	—		177.8	17.4%	—		177.8	17.4%	212.6	16.8%
Commercial mortgage loans	121.2	6.6%	143.2	8.1%	121.2	6.6%	143.2	8.1%	95.0	6.8%
Real estate owned	15.1		14.6		15.1		14.6		16.9
Equity interests	6.5		8.9		6.5		8.9		13.0

Total portfolio	$142.8		$949.0		$142.8		$949.0		$711.3

Investments funded	$7.7		$67.9		$196.3		$300.5		$383.7
Change in accrued or reinvested interest	$(0.4)		$1.6		$(18.5)		$6.3		$6.6
Principal collections related to investment repayments or sales	$4.5		$12.9		$765.3		$49.3		$357.3

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     Our commercial real estate investments funded for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004, were as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Nine Months Ended September 30, 2005
CMBS bonds (4 new issuances)(2)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	73.5	(0.9)	72.6
Equity interests	2.7	—	2.7

Total	$287.7	$(91.4)	$196.3

For the Nine Months Ended September 30, 2004
CMBS bonds (11 new issuances(1))	$363.9	$(158.6)	$205.3
CDO bonds and preferred shares (1 issuance)	4.0	(0.3)	3.7
Commercial mortgage loans	99.7	(8.3)	91.4
Equity interests	0.1	—	0.1

Total	$467.7	$(167.2)	$300.5

For the Year Ended December 31, 2004
CMBS bonds (13 new issuances(1))	$419.1	$(183.7)	$235.4
CDO bonds and preferred shares (3 issuances)	40.5	(0.1)	40.4
Commercial mortgage loans	112.1	(8.2)	103.9
Equity interests	4.0	—	4.0

Total	$575.7	$(192.0)	$383.7

(1)	CMBS investments also include investments in issuances in which we have previously purchased CMBS bonds.
(2)	The CMBS bonds invested in during the nine months ended September 30, 2005, were sold on May 3, 2005.
     At September 30, 2005, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $43.2 million, including $33.3 million to Timarron Capital,

Inc., and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.1 million.
      Sale of CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares.     On May 3, 2005, we completed the sale of our portfolio of commercial mortgage-backed securities (CMBS) and real estate related collateralized debt obligation (CDO) bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of $976.0 million and a net realized gain of $227.7 million, after transaction and other costs of $7.8 million. Transaction costs included investment banking fees, legal and other professional fees, and other transaction costs. The CMBS and CDO assets sold had a cost basis at closing of $739.8 million, including accrued interest of $21.7 million. Upon the closing of the sale, we settled all the hedge positions relating to these assets, which resulted in a net realized loss of $0.7 million, which has been included in the net realized gain on the sale.
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
      We also entered into a transition services agreement with CWCapital pursuant to which we provided certain transition services to CWCapital for a limited transition period to facilitate the transfer of various servicing and other rights related to the CMBS and CDO portfolio. During the transition period, we agreed, among other things, to continue to act as servicer or special servicer with respect to the CMBS and CDO portfolio. Services provided under the transition services agreement, except for certain information technology services, were completed on July 13, 2005. For the nine months ended September 30, 2005, we received a total of $1.4 million under the transition services agreement as reimbursement for employee and administrative expenses. These amounts reduced our employee expenses by $1.1 million and administrative expenses by $0.3 million.
Hedging Activities
      We have invested in commercial mortgage loans and CMBS and CDO bonds, which were purchased at prices that were based in part on comparable Treasury rates. We have entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans and CMBS and CDO bonds. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions. These losses are limited to the increase in value of the borrowed Treasury securities; conversely, the value of the hedged commercial real estate assets would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited to the decline in value of the borrowed Treasury securities; conversely, the value of the hedged commercial real estate assets would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.9 million and $38.2 million at September 30, 2005, and December 31, 2004, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $17.9 million and $38.2 million at September 30, 2005, and December 31, 2004, respectively. The hedge at September 30, 2005, related to commercial mortgage loans and the hedge at December 31, 2004, related primarily to CMBS and CDO bonds. The amount of the hedge will vary from period to period depending upon the amount of commercial real estate assets that we own and have hedged as of the balance sheet date.
Accrued Interest and Dividends Receivable
      Accrued interest and dividends receivable as of September 30, 2005, and December 31, 2004, was as follows:

	2005	2004
($ in millions)
Private finance	$63.9	$59.8
Commercial real estate finance
CMBS and CDO bonds	—	18.9
Commercial mortgage loans and other	1.2	0.8

Total	$65.1	$79.5

      Total accrued interest and dividends receivable declined from December 31, 2004, to September 30, 2005, primarily as a result of the sale of our portfolio of CMBS and CDO assets on May 3, 2005. See “Commercial Real Estate Finance” above.
Portfolio Asset Quality
      Portfolio by Grade. We employ a grading system for our entire portfolio. Grade 1 is used for those investments from which a capital gain is expected. Grade 2 is used for investments performing in accordance with plan. Grade 3 is used for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is used for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is used for investments that are in workout and for which some loss of principal is expected.

      At September 30, 2005, and December 31, 2004, our portfolio was graded as follows:

	At September 30, 2005		At December 31, 2004

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value(1)	Total Portfolio

($ in millions)
1	$1,151.0	35.7%	$952.5	31.6%
2	1,805.3	56.0	1,850.5	61.4
3	183.2	5.7	121.2	4.0
4	10.0	0.3	11.7	0.4
5	74.3	2.3	77.5	2.6

	$3,223.8	100.0%	$3,013.4	100.0%

(1)	The value of the CMBS and CDO assets sold on May 3, 2005, was $586.4 million at December 31, 2004, and this value was included in Grade 2 assets. See “Commercial Real Estate Finance” above.
     Total Grade 3, 4 and 5 portfolio assets were $267.5 million and $210.4 million, respectively, or were 8.3% and 7.0%, respectively, of the total portfolio at value at September 30, 2005, and December 31, 2004. Included in Grade 3, 4 and 5 assets at September 30, 2005, and December 31, 2004, were portfolio assets totaling $31.9 million and $38.3 million, respectively, that were secured by commercial real estate.
      During the nine months ended September 30, 2005, two portfolio investments were moved from Grade 2 to Grade 3 for closer monitoring. At September 30, 2005, the value of these investments was $85.9 million. These investments had accrued PIK and deferred interest that had accumulated to the point where the fair value of the investment as a whole may not support additional interest accrual. When we have investments with PIK or deferred interest features, we include the accrued interest in the cost basis of our investment when we compare that to the portfolio company’s enterprise value to determine the fair value of our investment. If the enterprise value is not sufficient to cover the cost basis including this accrued interest, we may cease accruing further interest. However, we remain contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. For these two investments, we believed it was appropriate to discontinue the accrual of further interest, which increased our loans and debt securities on non-accrual status. In addition, a portion of a portfolio investment totaling $32.6 million at value at September 30, 2005, that was closed in the third quarter of 2005, has been classified as a Grade 3 asset due to the delayed execution of the portfolio company’s business plan.
      Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of portfolio companies will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number of portfolio companies and related investment amount included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with such companies in order to recover the maximum amount of our investment.

      Loans and Debt Securities on Non-Accrual Status. At September 30, 2005, and December 31, 2004, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2005	2004
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$19.0	$34.4
Companies less than 5% owned	17.3	16.5
Commercial real estate finance	12.7	5.6
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	55.8	29.4
Companies 5% to 25% owned	2.3	0.7
Companies less than 5% owned	77.6	15.8
Commercial real estate finance	8.0	12.5

Total	$192.7	$114.9

Percentage of total portfolio	6.0%	3.8%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at September 30, 2005, and December 31, 2004, were as follows:

	2005	2004

($ in millions)
Private finance	$73.9	$73.5
Commercial real estate finance
CMBS bonds	—	49.0
Commercial mortgage loans	13.2	10.1

Total	$87.1	$132.6

Percentage of total portfolio	2.7%	4.4%
      In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. In addition, interest may not accrue on loans to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. As a result of these and other factors, the amount of the private finance portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $67.5 million and $43.9 million at September 30, 2005, and December 31, 2004, respectively.

RESULTS OF OPERATIONS — COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      The following table summarizes our operating results for the three and nine months ended September 30, 2005 and 2004.

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,
				Percentage				Percentage
	2005	2004	Change	Change	2005	2004	Change	Change
($ in thousands, except per share amounts)
	(unaudited)				(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$76,353	$85,828	$(9,475)	(11)%	$232,628	$233,540	$(912)	—%
Loan prepayment premiums	2,105	193	1,912	991%	4,635	4,210	425	10%
Fees and other income	16,399	10,842	5,557	51%	38,720	28,378	10,342	36%

Total interest and related portfolio income	94,857	96,863	(2,006)	(2)%	275,983	266,128	9,855	4%

Expenses
Interest	17,735	20,253	(2,518)	(12)%	57,114	57,349	(235)	—%
Employee	13,969	13,896	73	1%	52,302	38,171	14,131	37%
Administrative	15,130	10,169	4,961	49%	58,932	25,072	33,860	135%

Total operating expenses	46,834	44,318	2,516	6%	168,348	120,592	47,756	40%

Net investment income before income taxes	48,023	52,545	(4,522)	(9)%	107,635	145,536	(37,901)	(26)%
Income tax expense (benefit), including excise tax	1,889	(200)	2,089	**	7,482	(744)	8,226	**

Net investment income	46,134	52,745	(6,611)	(13)%	100,153	146,280	(46,127)	(32)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	70,714	1,300	69,414	*	288,495	175,753	112,742	*
Net change in unrealized appreciation or depreciation	(3,680)	31,954	(35,634)	*	156,026	(120,384)	276,410	*

Total net gains	67,034	33,254	33,780	*	444,521	55,369	389,152	*

Net income	$113,168	$85,999	$27,169	32%	$544,674	$201,649	$343,025	170%

Diluted earnings per common share	$0.82	$0.66	$0.16	24%	$3.99	$1.53	$2.46	161%

Weighted average common shares outstanding — diluted	138,058	131,192	6,866	5%	136,669	131,487	5,182	4%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, period to period comparisons may not be meaningful.

**	Percentage change is not meaningful.
     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.

      Interest and dividend income for the three and nine months ended September 30, 2005 and 2004, was composed of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Interest
Private finance loans and debt securities	$67.4	$52.7	$177.2	$141.7
CMBS and CDO portfolio	—	25.2	29.4	70.4
Commercial mortgage loans	1.7	2.7	5.2	7.1
Cash and cash equivalents and other	2.0	0.8	6.1	2.1

Total interest	71.1	81.4	217.9	221.3
Dividends	5.3	4.4	14.7	12.2

Total interest and dividends	$76.4	$85.8	$232.6	$233.5

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at September 30, 2005 and 2004, were as follows:

	2005	2004
($ in millions)
Interest-bearing portfolio at value	$2,175.9	$2,341.2
Portfolio yield	12.6%	14.2%
      We sold our CMBS and CDO portfolio on May 3, 2005. As a result of this transaction, our interest income for the three and nine months ended September 30, 2005, was reduced due to the loss of interest from the portfolio sold (net of interest income earned on short-term excess cash investments). The CMBS and CDO portfolio sold on May 3, 2005, had a cost basis of $718.1 million and a weighted average yield on the cost basis of the portfolio of approximately 13.8%. Excess cash proceeds from the sale that were not used for the repayment of debt or other general corporate purposes were held in cash and cash equivalents until the cash was reinvested in the portfolio.
      The portfolio yield at September 30, 2005, of 12.6% as compared to the portfolio yield of 14.2% at September 30, 2004, reflects the sale of the CMBS and CDO portfolio on May 3, 2005, as well as the mix of debt investments in the private finance portfolio. See the discussion of the private finance portfolio yield above under the caption “Private Finance.”
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income included dividends from BLX on the Class B equity interests held by us of $4.0 million and $3.5 million for the three months ended September 30, 2005 and 2004, respectively, and $9.0 million and $8.2 million for the nine months ended September 30, 2005 and 2004, respectively. These dividends for the three and nine months ended September 30, 2005, were paid in cash and these dividends for the three and nine months ended September 30, 2004, were paid through the issuance of additional Class B equity interests.

      Loan prepayment premiums were $2.1 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $4.6 million and $4.2 million for the nine months ended September 30, 2005 and 2004, respectively. While the scheduled maturities of loans and debt securities generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes management and consulting services including, but not limited to, corporate finance, information technology, marketing, human resources, personnel and board member recruiting, corporate governance, and risk management.
      Fees and other income for the three and nine months ended September 30, 2005 and 2004, included fees relating to the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Structuring and diligence	$10.2	$4.3	$19.1	$11.5
Transaction and other services provided to portfolio companies	0.1	0.8	1.7	2.2
Management, consulting and other services provided to portfolio companies and guaranty fees	5.6	5.1	15.5	13.1
Other income	0.5	0.6	2.4	1.6

Total fees and other income	$16.4	$10.8	$38.7	$28.4

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Fees and other income for the nine months ended September 30, 2005, included structuring fees from Norwesco, Inc., Triax Holdings, LLC and Meineke Car Care Centers, Inc. totaling $7.1 million, of which $5.1 million were earned in the third quarter of 2005. Fees and other income for the nine months ended September 30, 2004, included structuring fees from Advantage, Financial Pacific Company and Mercury Air Centers, Inc. totaling $6.7 million, of which $2.2 million were earned in the third quarter of 2004.
      Fees and other income related to the CMBS and CDO portfolio were $1.4 million for the three months ended September 30, 2004, and $4.1 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively.
      Advantage and BLX were our largest investments at value at September 30, 2005 and 2004, and together represented 22.9% and 17.7%, of our total assets, respectively. Total interest and related portfolio income earned from Advantage and BLX was $9.6 million and $9.9 million, respectively, for the three months ended September 30, 2005, and $7.4 million and $12.2 million, respectively, for the three months ended September 30, 2004. Total interest and related portfolio income earned from Advantage and BLX was $28.2 million and $26.5 million, respectively, for the nine months ended September 30, 2005, and $10.4 million and $35.1 million, respectively, for the nine months ended

September 30, 2004. Total interest and related portfolio income for the nine months ended September 30, 2004, included $2.5 million of income earned from Hillman prior to the sale of our investment on March 31, 2004, as discussed above.
      Operating Expenses. Operating expenses include interest, employee, and administrative expenses. The fluctuations in interest expense during the three and nine months ended September 30, 2005 and 2004, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the three and nine months ended September 30, 2005 and 2004, were as follows:

	At and for the		At and for the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Total outstanding debt	$968.3	$1,167.7	$968.3	$1,167.7
Average outstanding debt	$980.8	$1,075.3	$1,058.4	$973.5
Weighted average cost(1)	6.8%	6.3%	6.8%	6.3%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.2 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively, and $1.3 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively.
      Employee expenses for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Salaries and employee benefits	$11.0	$10.8	$34.5	$28.7
Transition compensation, net	(0.1)	—	5.4	—
Individual performance award (IPA)	1.7	3.2	5.5	10.2
IPA mark to market expense (benefit)	(0.4)	(0.1)	1.5	(0.7)
Individual performance bonus (IPB)	1.8	—	5.4	—

Total employee expense	$14.0	$13.9	$52.3	$38.2

Number of employees at end of period	127	159	127	159
      The change in salaries and employee benefits reflects the effect of wage increases, the change in mix of employees given their area of responsibility and relevant experience level, and the termination of certain employees in our commercial real estate group as discussed below.
      Transition compensation costs were $5.4 million for the nine months ended September 30, 2005, including $3.4 million of costs under retention agreements and $3.1 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Transition compensation costs of $5.4 million for the nine months ended September 30, 2005, reflect a reduction for salary reimbursements from CWCapital under the transition services agreement of $1.1 million. See the caption “Commercial Real Estate Finance” above for additional information.

      Transition compensation costs for the three months ended September 30, 2005, consisted of $0.4 million of transition services bonuses, $0.2 million of salary reimbursements from CWCapital and a reversal of $0.3 million of costs accrued in the second quarter of 2005 under retention agreements as the condition for payment of this amount was not satisfied. These result in a net reduction to transition compensation costs of $0.1 million for the third quarter of 2005.
      Employee expense, excluding transition compensation, related to the 31 employees in our commercial real estate group who terminated employment in the third quarter of 2005 as a result of the sale of our CMBS and CDO portfolio, was $0.4 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively, and $4.5 million and $5.2 million for the nine months ended September 30, 2005 and 2004, respectively. While we estimate payroll savings from this head count reduction, we will continue to grow our other investment professional resources as our private equity portfolio grows, which we expect will partially offset these savings.
      The Individual Performance Award (IPA) is a long-term incentive compensation program for certain officers. The IPA, which is generally determined annually at the beginning of each year, is deposited into a deferred compensation trust in four equal installments, generally on a quarterly basis, in the form of cash. The accounts of the trust are consolidated with our accounts. We are required to mark to market the liability of the trust and this adjustment is recorded to the IPA compensation expense. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust.
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
      The total IPA contributions and IPB payments are currently estimated to be $14.0 million for 2005 before any mark to market adjustment on the IPA. These amounts are subject to change if there is a change in the composition of the pool of award recipients during the year. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.
      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, stock record expenses, directors’ fees, and various other expenses. Administrative expenses for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Administrative expenses, excluding investigation related costs	$8.2	$8.2	$26.2	$23.1
Investigation related costs	6.9	2.0	32.7	2.0

Total administrative expenses	$15.1	$10.2	$58.9	$25.1

      Administrative expenses have increased significantly in 2005 primarily as a result of requests for information in connection with two government investigations. These expenses remain difficult to predict as a result of ongoing requests for documents and information.

      The remaining increase in administrative expenses for the nine months ended September 30, 2005, over the nine months ended September 30, 2004, was primarily due to increased corporate expenses, including increased expenses related to portfolio development and workout activities of $0.9 million, increased expenses related to accounting fees and valuation assistance fees of $1.1 million, and increased expenses related to evaluating potential new buyout investments of $0.9 million. Administrative expenses, excluding investigation related costs, for the three months ended September 30, 2005, were flat versus the three months ended September 30, 2004.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Income tax expense (benefit)	$0.6	$(0.2)	$2.2	$(0.7)
Excise tax expense	1.3	—	5.3	—

Income tax expense (benefit), including excise tax	$1.9	$(0.2)	$7.5	$(0.7)

      Our wholly owned subsidiary, AC Corp, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, we currently expect that our estimated annual taxable income for 2005 will be in excess of our estimated dividend distributions to shareholders in 2005 from such taxable income, and that such estimated excess taxable income will be distributed in 2006. Therefore, we expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2005 over the amount of actual distributions for 2005. Accordingly, we accrued an excise tax based upon our current estimate of annual taxable income for 2005.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
($ in millions)
Realized gains	$79.8	$37.6	$339.2	$241.6
Realized losses	(9.1)	(36.3)	(50.7)	(65.8)

Net realized gains	$70.7	$1.3	$288.5	$175.8

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and nine months ended

September 30, 2005 and 2004, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

($ in millions)	2005	2004	2005(1)	2004

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(80.5)	$(20.6)	$(107.0)	$(189.0)
Reversal of previously recorded net unrealized depreciation associated with realized losses	7.4	37.6	49.3	67.2

Total reversal	$(73.1)	$17.0	$(57.7)	$(121.8)

(1)	Includes the reversal of net unrealized appreciation of $6.5 million on the CMBS and CDO assets sold and the related hedges. The net unrealized appreciation recorded on these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.
     Realized gains for the three months ended September 30, 2005, primarily resulted from transactions involving three private finance portfolio companies — Housecall Medical Resources, Inc. ($52.0 million), Fairchild Industrial Products Company ($16.2 million), and Apogen Technologies, Inc. ($9.0 million) and one transaction involving a commercial real estate investment ($1.6 million).
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
      Realized gains for the nine months ended September 30, 2005, primarily resulted from the sale of our CMBS and CDO assets, as discussed above under the caption “Commercial Real Estate Finance,” ($227.7 million, net of a realized loss of $0.7 million from related hedges), transactions involving 12 private finance portfolio companies — Housecall Medical Resources, Inc. ($52.0 million), Fairchild Industrial Products Company ($16.2 million), Apogen Technologies Inc. ($9.0 million), Polaris Pool Systems, Inc. ($7.4 million), MasterPlan, Inc. ($3.7 million), U.S. Security Holdings, Inc. ($3.3 million), Ginsey Industries, Inc. ($2.8 million), E-Talk Corporation ($1.6 million), Professional Paint, Inc. ($1.0 million), Oriental Trading Company, Inc. ($1.0 million), Woodstream Corporation ($0.9 million), and DCS Business Services, Inc. ($0.7 million), and two transactions involving commercial real estate investments ($7.9 million).
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

      Realized losses for the three months ended September 30, 2005, primarily resulted from transactions involving two private finance portfolio companies — HealthASPex, Inc. ($3.5 million) and MortgageRamp, Inc. ($3.5 million).
      Realized losses for the three months ended September 30, 2004, primarily resulted from transactions involving two private finance portfolio companies — The Color Factory, Inc. ($24.5 million) and Prosperco Finanz Holding AG ($7.5 million), and one transaction involving a commercial mortgage loan ($1.0 million).
      Realized losses for the nine months ended September 30, 2005, primarily resulted from five transactions involving private finance portfolio companies — Norstan Apparel Shops, Inc. ($18.5 million), E-Talk Corporation ($9.0 million), Garden Ridge Corporation ($7.1 million), HealthASPex, Inc. ($3.5 million), and MortgageRamp, Inc. ($3.5 million), and three transactions involving commercial mortgage loans ($4.5 million).
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
      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2005, portfolio investments recorded at fair value were approximately 93% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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
      Valuation Methodology. Our process for determining the fair value of an investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.
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
      If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.
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
      Because of the lack of publicly available information about our private portfolio companies, we will continue to work with third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter. In addition, we may receive third-party assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these third-party valuation resources, when applicable, is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.
      For the quarter ended September 30, 2005, Duff & Phelps assisted us by reviewing our valuations of 88 portfolio companies, including BLX. (During the third quarter of 2005, S&P Corporate Value Consulting merged with Duff & Phelps, LLC (Duff & Phelps), a financial advisory and investment banking firm. The merged company operates under the name of Duff & Phelps.) Additionally, Houlihan Lokey Howard and Zukin (Houlihan Lokey) assisted us by reviewing our valuations of Advantage and two other portfolio companies where we have a control position. For the remainder of 2005, we intend to continue to obtain valuation assistance from Duff & Phelps, Houlihan Lokey and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities for the remainder of 2005 and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities at least once during the course of the year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year or for investments with a cost or value less than $250,000. We estimate that professional fees for valuation assistance for all of 2005, including the expense incurred in the first, second and third quarters, will be approximately $1.5 million.

      Net Change in Unrealized Appreciation or Depreciation. For the portfolio, net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2005 and 2004, consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005(1)	2004(1)	2005(1)	2004(1)
($ in millions)
Net unrealized appreciation or depreciation	$69.4	$15.0	$213.7	$1.4
Reversal of previously recorded unrealized appreciation associated with realized gains	(80.5)	(20.6)	(107.0)	(189.0)
Reversal of previously recorded unrealized depreciation associated with realized losses	7.4	37.6	49.3	67.2

Net change in unrealized appreciation or depreciation	$(3.7)	$32.0	$156.0	$(120.4)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     At September 30, 2005, our two largest investments were in Advantage and BLX. The following is a summary of the methodology that we used to determine the fair value of these investments.
      Advantage Sales & Marketing, Inc. At September 30, 2005, we determined the enterprise value of Advantage by using its projected normalized 2005 EBITDA times a multiple. The enterprise value of Advantage has increased since our acquisition of the company in June 2004 primarily as a result of the integration of the acquired companies and the growth in the company’s earnings. Earnings growth primarily resulted from the realization of integration related cost savings. Using the enterprise value at September 30, 2005, we determined the value of our investments in Advantage to be $435.4 million, which resulted in unrealized appreciation on our investment of $177.7 million at September 30, 2005. This is an increase in unrealized appreciation in the third quarter of 2005 of $33.6 million and an increase in unrealized appreciation of $153.5 million for the nine months ended September 30, 2005. There was no change in unrealized appreciation or depreciation related to our investment in Advantage during the three or nine months ended September 30, 2004. Houlihan Lokey and Duff & Phelps assisted us by reviewing our valuation of our investment in Advantage at September 30, 2005. Duff & Phelps also assisted us by reviewing our valuation of our investment in Advantage at December 31, 2004.
      Business Loan Express, LLC. To determine the value of our investment in BLX at September 30, 2005, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from Duff & Phelps for our investment in BLX at September 30, 2005, and December 31, 2004.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at September 30, 2005, was made up of CapitalSource, Inc., CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2004.

      Our investment in BLX at September 30, 2005, was valued at $356.3 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $70.7 million at September 30, 2005. This is an increase in unrealized appreciation for the three months ended September 30, 2005, of $14.6 million and a net increase in unrealized appreciation for the nine months ended September 30, 2005, of $15.9 million. Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in BLX of $3.1 million and a net decrease in unrealized appreciation of $6.2 million for the three and nine months ended September 30, 2004, respectively.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 138.1 million and 131.2 million for the three months ended September 30, 2005 and 2004, respectively, and 136.7 million and 131.5 million for the nine months ended September 30, 2005 and 2004, respectively.
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
      Dividends declared and paid by us in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Internal Revenue Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried over and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. See “Financial Condition, Liquidity and Capital Resources” below.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      Our portfolio has historically generated cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the nine months ended September 30, 2005 and 2004, was as follows:

($ in millions)	2005	2004

Net cash provided by (used in) operating activities	$385.5	$(189.1)
Add: portfolio investments funded	1,320.6	1,057.1

Total cash provided by operating activities before new investments	$1,706.1	$868.0

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
      Dividends to common shareholders for the nine months ended September 30, 2005 and 2004, were $231.2 million and $220.8 million, respectively, or $1.72 per common share for the nine months ended September 30, 2005, and $1.71 per common share for the nine months ended September 30, 2004. An extra cash dividend of $0.02 per common share was declared during 2004 and was paid to shareholders on January 28, 2005.
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
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income carried over and paid out in the next year may be subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status” above). We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      We currently expect that our estimated annual taxable income for 2005 will be in excess of our estimated dividend distributions to shareholders in 2005 from such taxable income, and, therefore, we expect to carry over excess taxable income for distribution to shareholders in 2006. Accordingly, for the nine months ended September 30, 2005, we have accrued an excise tax of $5.3 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2005 may be adjusted as appropriate in the remainder of 2005 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2005 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2005 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expense incurred to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.
      At September 30, 2005, and December 31, 2004, our total cash and cash equivalents, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2005	2004

Total cash and cash equivalents	$58.1	$57.2
Total assets	$3,446.5	$3,261.0
Total debt outstanding	$968.3	$1,176.6
Total shareholders’ equity	$2,367.0	$1,979.8
Debt to equity ratio	0.41	0.59
Asset coverage ratio(1)	352%	280%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage. As of September 30, 2005, we had no outstanding borrowings on our revolving line of credit. Our debt to equity ratio of 0.41:1.00 at September 30, 2005, was below our target range.
      We did not sell new equity during the nine months ended September 30, 2005 or 2004. For the year ended December 31, 2004, we sold equity of $73.5 million. Shareholders’ equity increased by $66.6 million, $47.1 million and $51.3 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the nine months ended September 30, 2005 and 2004, and the year ended December 31, 2004, respectively.
      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $683.9 million on September 30, 2005. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      At September 30, 2005, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$939.8	$939.8	6.5%
SBA debentures	28.5	28.5	7.5%

Total notes payable and debentures	968.3	968.3	6.5%
Revolving line of credit	722.5	—	—	(2)

Total debt	$1,690.8	$968.3	6.8	%(2)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2005. The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual cost of commitment fees and other facility fees was $2.6 million at September 30, 2005.
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
      On October 13, 2005, we issued $261.0 million of five-year and $89.0 million of seven-year unsecured long-term notes, primarily to insurance companies. The five-and seven-year notes have fixed interest rates of 6.2% and 6.3%, respectively, and have substantially the same terms are our existing unsecured long-term notes. We used a portion of the proceeds from the new long-term note issuance to repay $125.0 million of our existing unsecured long-term notes that matured on October 15, 2005, and had an annual weighted average interest cost of 8.3%.

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
      Small Business Administration Debentures. Through our small business investment company subsidiary, we have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first and third quarters of 2005, we repaid $31.0 million and $18.0 million, respectively, of this outstanding debt. Under the small business investment company program, we may borrow up to $119.0 million from the Small Business Administration. We had a commitment from the Small Business Administration to borrow up to an additional $7.3 million above the current amount outstanding that expired on September 30, 2005.
      Revolving Line of Credit. On September 30, 2005, we entered into an unsecured revolving line of credit with a committed amount of $722.5 million. The revolving line of credit replaces our previous revolving line of credit and expires on September 30, 2008. On November 4, 2005, we expanded the committed amount under the revolving line of credit facility by $50.0 million, which brings the total committed amount to $772.5 million. The revolving line of credit may be expanded through new or additional commitments up to $922.5 million at our option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      There were no outstanding borrowings on the unsecured revolving line of credit at September 30, 2005. The amount available under the line at September 30, 2005, was $683.9 million, net of amounts committed for standby letters of credit of $38.6 million. Net repayments under the previous revolving line of credit for the nine months ended September 30, 2005, were $112.0 million.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2005, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2005.

		Payments Due By Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$939.8	$125.0	$175.0	$—	$153.0	$267.3	$219.5
SBA debentures	28.5	—	—	—	—	—	28.5
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	30.2	1.2	4.5	4.4	4.5	4.6	11.0

Total contractual obligations	$998.5	$126.2	$179.5	$4.4	$157.5	$271.9	$259.0

(1)	At September 30, 2005, $683.9 million remained unused and available, net of amounts committed for standby letters of credit of $38.6 million issued under the credit facility.
     The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2005.

		Amount of Commitment Expiration Per Year

							After
	Total	2005	2006	2007	2008	2009	2009
($ in millions)
Guarantees	$145.3	$0.1	$1.0	$136.2	$—	$2.5	$5.5
Standby letters of credit(1)	38.6	—	—	—	38.6	—	—

Total commitments	$183.9	$0.1	$1.0	$136.2	$38.6	$2.5	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.
     In addition, we had outstanding commitments to fund investments totaling $395.4 million at September 30, 2005. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/ or our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
        Equity Securities. Our equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.
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
      Our portfolio of investments is illiquid. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when we may need to or when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.
      Investing in private companies involves a high degree of risk. Our portfolio primarily consists of long-term loans to and investments in middle market private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses for us in those investments and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. If we are unable to identify all material information about these companies, among other factors, we may fail to receive the expected return on our investment or lose some or all of the money invested in these companies. In addition, these businesses may have shorter operating histories, narrower product lines, smaller market shares and less experienced management than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses. As an investor, we are subject to the risk that a portfolio company may make a business decision that does not serve our interest, which could decrease the value of our investment.
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2005, portfolio investments recorded at fair value were approximately 93% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.
      We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
      Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.
      Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment or a slowdown in middle market merger and acquisition activity may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the timing of exit events in our portfolio and could negatively affect the amount of gains or losses upon exit.
      Our borrowers may default on their payments, which may have a negative effect on our financial performance. We primarily make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.
      Our private finance investments may not produce current returns or capital gains. Our private finance investments are typically structured as unsecured debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options, or as buyouts of companies where we invest in debt and equity securities. As a result, our private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At September 30, 2005, our largest investments at value were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC and represented 12.6% and 10.3% of our total assets, respectively, and 10.2% and 9.6% of our total interest and related portfolio income for the nine months ended September 30, 2005, respectively.
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
      We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our revolving line of credit, notes payable and debentures contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.
      At September 30, 2005, we had $968.3 million of outstanding indebtedness bearing a weighted average annual interest cost of 6.8%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 1.9%.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2005, our asset coverage for senior indebtedness was 352%.
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
      Assuming that the balance sheet as of September 30, 2005, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions for the year.
      There is a risk that you may not receive dividends or distributions. We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue discount. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company.
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
      The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. At this time, we do not believe that these proposed rules will have a material adverse effect on our operations.
      Results may fluctuate and may not be indicative of future performance. Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions.
      Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2004.

Item 4.  Controls and Procedures
      (a) As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.
      (b) There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended September 30, 2005, we issued a total of 117,069 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.3 million.
      The following table provides information as of and for the quarter ended September 30, 2005, regarding shares of our common stock that were purchased under our Non-Qualified Deferred Compensation Plan I (DCP I) and Non-Qualified Deferred Compensation Plan II (DCP II), which are administered by independent third-party trustees.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

DCP I(1)
7/1/2005 to 7/31/2005	49	$28.70
8/1/2005 to 8/31/2005	—	—
9/1/2005 to 9/30/2005	—	—
DCP II(2)
7/1/2005 to 7/31/2005	11,564	$28.70
8/1/2005 to 8/31/2005	—	—
9/1/2005 to 9/30/2005	57,750	$28.62

Total	69,363	$28.63

(1)	The DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCP I is administered through a trust by an independent third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. In conjunction with the program, we instituted the DCP II, which is an unfunded plan (as defined by the Internal Revenue Code of 1986) that is administered through a trust by an independent third-party trustee. The individual performance awards will be deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      None.

Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on August 18, 2005).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)*	First Amendment to Credit Agreement, dated November 4, 2005.
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.5		Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital Form 10-Q for the period ended June 30, 1999).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).
10.17		Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit A filed with Allied Capital’s Proxy Statement filed on March 30, 2004).
10.18		Amended and Restated Deferred Compensation Plan, dated January 30, 2004. (Incorporated by reference to Exhibit 10.16 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).

Exhibit
Number		Description

10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)*	Amendment to Allied Capital Corporation 401(k) Plan, dated November 1, 2005.
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Recission of Retention Agreement, dated October 27, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s current report on Form 8-K filed on November 1, 2005).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Form of Custody Agreement with LaSalle National Bank. (Incorporated by reference to Exhibit j.2 filed with Allied Capital’s registration statement on Form N-2 (File No. 333- 51899) filed on May 6, 1998).
10.27		Custodian Agreement with LaSalle National Bank Association dated July 9, 2001. (Incorporated by reference to Exhibit j.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003.)
10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number		Description

10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004).
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004).
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 8, 2005	/s/ William L. Walton --------------------------------------------------- William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll --------------------------------------------------- Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.2(a)*	First Amendment to Credit Agreement, dated November 4, 2005.
10	.20(c)*	Amendment to Allied Capital Corporation 401(k) Plan, dated November 1, 2005.
15*		Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.