Form 10-K
period 2005-12-31
ALLIED CAPITAL CORP
filed 2006-03-13
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22832
ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as specified in its Charter)

Maryland	52-1081052
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1919 Pennsylvania Avenue NW Washington, D.C.	20006
(Address of Principal Executive Office)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (202) 331-1112
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.0001 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒
      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $3.6 billion based upon the last sale price for the registrant’s common stock on that date. As of March 9, 2006, there were 139,825,334 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, are incorporated by reference into Part III of this Report.

PART I
Item 1.     Business.
General
      We are a business development company, or BDC, and we are in the private equity business. Specifically, we provide long-term debt and equity capital to primarily private middle market companies in a variety of industries. We believe the private equity capital markets are important to the growth of small and middle market companies because such companies often have difficulty accessing the public debt and equity capital markets. We believe that we are well positioned to be a source of capital for such companies. We provide our investors the opportunity to participate in the U.S. private equity industry through an investment in our publicly traded stock.
      We have participated in the private equity business since we were founded in 1958. Since then, we have invested more than $9 billion in thousands of companies nationwide. We primarily invest in the American entrepreneurial economy, helping to build middle market businesses and support American jobs. We generally invest in established companies with adequate cash flow for debt service. We are not venture capitalists, and we generally do not provide seed, or early stage, capital. At December 31, 2005, our private finance portfolio included investments in over 100 companies that generate aggregate annual revenues of over $10 billion and employ more than 85,000 people.
      Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we invest in companies in a variety of industries.
Private Equity Investing
      As a private equity investor, we spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments. We generally target companies in less cyclical industries with, among other things, high returns on invested capital, management teams with meaningful equity ownership, well-constructed balance sheets, and the ability to generate free cash flow. Each investment is subject to an extensive due diligence process. It is not uncommon for a single investment to take from two months to a full year to complete, depending on the complexity of the transaction.
      Our investment activity is primarily focused on making long-term investments in the debt and equity of primarily private middle market companies. We have chosen these investments because they can be structured to provide recurring cash flow to us as the investor. In addition to earning interest income, we may earn income from management, consulting, diligence, structuring or other fees. We may also enhance our total return with capital gains realized from equity features, such as nominal cost warrants, or by investing in equity instruments. For the years 1998 through 2005, we have realized $575.1 million in cumulative net realized gains from our investment portfolio. Net realized gains for this period as a percentage of total assets are shown in the chart below.
      Our investments in the debt and equity of primarily private middle market companies are generally long-term in nature and are privately negotiated, and no readily available market exists for them. This makes our investments highly illiquid and, as a result, we cannot readily trade them. When we make an investment, we enter into a long-term arrangement where our ultimate exit from that investment may be three to ten years in the future.
      We believe illiquid investments generally provide better investment returns on average over time than do more liquid investments, such as public equities and public debt instruments, because of the increased liquidity risk in holding such investments. Investors in illiquid investments cannot manage risk through investment trading techniques. In order to manage our risk, we focus on careful investment selection, thorough due diligence, portfolio monitoring and portfolio diversification. Our investment management processes have been designed to incorporate these disciplines. We are led by an experienced management team with our senior officers possessing, on average, 20 years of experience in the private equity industry.
      We believe our business model is well suited for long-term illiquid investing. Our balance sheet is capitalized with significant equity capital and we use only a modest level of debt capital, which allows us the ability to be patient and to manage through difficult market conditions with less risk of liquidity issues. Under the Investment Company Act of 1940, we are restricted to a debt to equity ratio of approximately one-to-one. Thus, our capital structure, which includes a modest level of long-term leverage, is well suited for long-term illiquid investments.
      In general, we compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, hedge funds, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. However, we primarily compete with other providers of long-term debt and equity capital to middle market companies, including private equity funds and other business development companies.
      Private Finance Portfolio. Our private finance portfolio is primarily composed of debt and equity securities. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital. These investments are also generally illiquid.

      Our capital is generally used to fund:

• Buyouts	• Recapitalizations
• Acquisitions	• Note purchases
• Growth	• Other types of financings
      When assessing a prospective private finance investment, we generally look for companies in less cyclical industries in the middle market (i.e., generally $50 million to $500 million in revenues) with certain target characteristics, which may or may not be present in the companies in which we invest. Our target investments generally are in companies with the following characteristics:

•	Management team with meaningful equity ownership

•	Dominant or defensible market position

•	High return on invested capital

•	Stable operating margins

•	Ability to generate free cash flow

•	Well-constructed balance sheet
      We generally target investments in the following industries as they tend to be less cyclical, cash flow intensive and generate a high return on invested capital:

• Business Services	• Healthcare Services
• Financial Services	• Energy Services
• Consumer Products
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. It is our preference to structure our investments with a focus on current recurring interest and other income, which may include management, consulting or other fees. We generally target debt investments of $10 million to $50 million and buyout investments of up to $250 million of invested capital.
      Debt investments may include senior loans, unitranche debt (a single debt investment that is a blend of senior and subordinated debt), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as subordinated or mezzanine debt. We may make equity investments for a minority equity stake in portfolio companies in conjunction with our debt investments. We generally target a minimum weighted average portfolio yield of 10% on the debt component of our private finance portfolio. The weighted average yield on our private finance loans and debt securities was 13.0% at December 31, 2005.
      Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Interest is generally paid to us monthly or quarterly. Senior loans generally have maturities of three to five years. Unitranche debt and subordinated debt generally carry a fixed rate of interest generally with maturities of five to ten years and generally have interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to us quarterly. At December 31, 2005, 87% of our private finance loans and debt securities carried a fixed rate of interest and 13% carried a floating rate of interest.
      Through our wholly owned subsidiary, AC Finance LLC, (AC Finance) we may underwrite senior loans related to our portfolio investments or for other companies that are not in our portfolio. When AC Finance underwrites senior loans, we may earn a fee for such loan underwriting activities. Senior loans originated and underwritten by AC Finance may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus) or funds managed by Callidus, a portfolio company controlled by us. After completion of the sale process, we may or may not retain a position in these senior loans. We may also invest in the bonds or preferred shares/income notes of collateralized loan obligations (CLOs) or collateralized debt obligations (CDOs), where the underlying collateral pool consists of senior loans. Certain of the CLOs and CDOs in which we invest may be managed by Callidus Capital Management, a subsidiary of Callidus.
      In a buyout transaction, we generally invest in senior debt, subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest. If we invest in non-voting equity in a buyout investment, we generally have an option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. We generally structure our buyout investments such that we seek to earn a blended current return on our total capital invested of approximately 10% through a combination of interest income on our senior loans and subordinated debt, dividends on our preferred and common equity, and management, consulting, or transaction services fees to compensate us for the managerial assistance that we may provide to the portfolio company. We believe that the transaction fees charged for the services we provide to portfolio companies are generally comparable with transaction fees charged by others in the private equity industry for performing similar services. As a result of our significant equity investment in a buyout investment there is potential to realize larger capital gains through buyout investing as compared to debt or mezzanine investing.
      The structure of each debt and equity security is specifically negotiated to enable us to protect our investment, with a focus on preservation of capital, and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our senior loans and unintranche debt are generally secured, however in a liquidation scenario, the collateral may not be sufficient to support our outstanding investment. Our junior or mezzanine loans are generally unsecured. Our investments may be subject to certain restrictions on resale and generally have no established trading market.
      At December 31, 2005, 60.2% of the private finance portfolio at value consisted of loans and debt securities and 39.8% consisted of equity securities (equity securities included 26.4% in investment cost basis and 13.4% in net unrealized appreciation). At December 31, 2005, 54.2% of the private finance investments at value were in companies more than 25% owned, 4.6% were in companies 5% to 25% owned, and 41.2% were in companies less than 5% owned.

      Our ten largest investments at value at December 31, 2005, were as follows:

		At December 31, 2005
($ in millions)
				Percentage of
Portfolio Company	Company Information	Cost	Value	Total Assets

Advantage Sales & Marketing, Inc.(1)(2)	Sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry.	$257.7	$660.4	16.4%
Business Loan Express, LLC(1)	Originates, sells, and services primarily real estate secured small business loans specifically for businesses with financing needs of up to $4.0 million. Provides SBA 7(a) loans, conventional small business loans and small investment real estate loans. Nationwide non-bank preferred lender in the SBA’s 7(a) guaranteed loan program.	$299.4	$357.1	8.9%
Mercury Air Centers, Inc.	Owns and operates fixed base operations under long-term leases from local airport authorities, which generally consist of terminal and hangar complexes that service the needs of the general aviation community.	$113.3	$167.1	4.2%
Financial Pacific Company	Specialized commercial finance company that leases business-essential equipment to small businesses nationwide.	$95.0	$127.2	3.2%
Meineke Car Care Centers, Inc.	Business format franchisor in the car care sector of the automotive aftermarket industry with approximately 900 locations worldwide.	$126.5	$126.2	3.1%
Norwesco, Inc.	Designs, manufactures and markets a broad assortment of polyethylene tanks primarily to the agricultural and septic tank markets.	$120.0	$120.0	3.0%
Triview Investments, Inc.	Holds investments in Triax Holdings, LLC, a developer and marketer of specialty pharmaceutical products with a focus on dermatology, and Longview Cable & Data LLC, a multi-system cable operator.	$151.7	$87.0	2.2%
Insight Pharmaceuticals Corporation	Over-the-counter pharmaceutical company with a broad portfolio of 20 brands, including Sucrets, Anacin, NIX and Bonine.	$89.6	$85.3	2.1%
STS Operating, Inc.	Distributes systems, components and engineering services for hydraulic, pneumatic, electronic and filtration systems.	$10.1	$72.1	1.8%
Healthy Pet Corp.	Veterinary hospitals offering medical and surgical services, specialized treatments, diagnostic services, pharmaceutical products, as well as routine health exams and vaccinations.	$68.4	$68.4	1.7%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	In March 2006, we announced that we had signed a definitive agreement to sell a majority interest in Advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

     We monitor the portfolio to maintain diversity within the industries in which we invest. Our portfolio is not concentrated and we currently do not have a policy with respect to “concentrating” (i.e., investing 25% or more of our total assets) in any particular industry. We may or may not concentrate in any industry or group of industries in the future. The industry composition of the private finance portfolio at value at December 31, 2005 and 2004, was as follows:

	2005	2004

Industry
Business services	45%	32%
Financial services	15	21
Consumer products	14	20
Industrial products	10	8
Retail	3	2
Healthcare services	2	8
Energy services	2	2
Broadcasting and cable	1	2
Other(1)	8	5

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds. These funds invest in senior debt representing a variety of industries.
     Commercial Real Estate Finance Portfolio. Since 1998, our commercial real estate investments have generally been in the non-investment grade tranches of commercial mortgage-backed securities, also known as CMBS, and in the bonds and preferred shares of collateralized debt obligations, also known as CDOs. On May 3, 2005, we completed the sale of our portfolio of CMBS and CDO investments to affiliates of Caisse de dépôt et placement du Québec (the Caisse). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” After the completion of this sale, our commercial real estate finance portfolio consists of commercial mortgage loans, real estate owned and equity interests, which totaled $127.1 million at value on December 31, 2005.
      Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement with CWCapital Investments LLC, an affiliate of the Caisse (CWCapital), pursuant to which we sold certain commercial real estate related assets, including servicer advances, intellectual property, software and other platform assets, subject to certain adjustments. Under this agreement, we have agreed not to invest in CMBS and real estate related CDOs and refrain from certain other real estate related investing or servicing activities for a period of three years, subject to certain limitations and excluding our existing portfolio and related activities.
Business Processes
      Business Development and New Deal Origination. Over the years, we believe we have developed and maintained a strong industry reputation and an extensive network of relationships with numerous private equity investors, investment banks, business brokers, merger and acquisition advisors, financial services companies, banks, law firms and accountants through whom we source investment opportunities. Through these relationships, we believe we have been able to strengthen our position as a private equity investor. We are well known in the private equity industry, and we believe that our experience and reputation provide a competitive advantage in originating new investments.
      From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets. We generally pay referral fees to those who refer transactions to us that we consummate.
      New Deal Underwriting and Investment Execution. In a typical transaction, we review, analyze, and substantiate through due diligence, the business plan and operations of the potential portfolio company.

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
      Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and the other capital providers, including senior, junior, and equity capital providers, to structure a “deal.” We negotiate among these parties to agree on the rights and terms of our investment relative to the other capital in the portfolio company’s capital structure. The typical debt transaction requires approximately two to six months of diligence and structuring before funding occurs. The typical buyout transaction may take up to one year to complete because the due diligence and structuring process is significantly longer when investing in a substantial equity stake in the company.
      Our investments are tailored to the facts and circumstances of each deal. The specific structure is designed to protect our rights and manage our risk in the transaction. We generally structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, or other protective provisions. In addition, each debt investment is individually priced to achieve a return that reflects our rights and priorities in the portfolio company’s capital structure, the structure of the debt instrument, and our perceived risk of the investment. Our loans and debt securities have an annual stated interest rate; however, that interest rate is only one factor in pricing the investment. The annual stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity or upon prepayment. In addition to the interest earned on loans and debt securities, our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. The warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, if the portfolio company appreciates in value, we achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
      We have a centralized, credit-based approval process. The key steps in our investment process are:

•	Initial investment screening;

•	Initial investment committee approval;

•	Due diligence, structuring and negotiation;

•	Internal review of diligence results;

•	Final investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all debt investments that represent a commitment equal to or greater than $20 million and every buyout transaction); and

•	Funding of the investment (due diligence must be completed with final investment committee approval and Executive Committee approval, as needed, before funds are disbursed).
      The investment process benefits from the significant professional experience of the members of our investment committee, which is chaired by our Chief Executive Officer and includes our Chief Operating Officer, our Chief Financial Officer, and certain of our Managing Directors.
      Portfolio Monitoring and Development. Middle market companies often lack the management expertise and experience found in larger companies. As a BDC, we are required by the 1940 Act to make available significant managerial assistance to our portfolio companies. Our senior level professionals work with portfolio company management teams to assist them in building their businesses. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters. Our corporate finance assistance includes supporting our portfolio companies’ efforts to structure and attract additional capital. We believe our extensive network of industry relationships and our internal resources help make us a collaborative partner in the development of our portfolio companies.
      Our team of investment professionals regularly monitors the status and performance of each investment. This portfolio company monitoring process generally includes review of the portfolio company’s financial performance against its business plan, review of current financial statements and compliance with financial covenants, evaluation of significant current developments and assessment of future exit strategies. For debt investments we may have board observation rights that allow us to attend portfolio company board meetings. For buyout investments, we generally hold a majority of the seats on the board of directors where we own a controlling interest in the portfolio company and we have board observation rights where we do not own a controlling interest in the portfolio company.
      Our portfolio management committee oversees the overall performance of the portfolio, including reviewing the performance of selected portfolio companies, overseeing portfolio companies in workout status, reviewing and approving certain amendments or modifications to existing investments, reviewing and approving certain portfolio exits, and reviewing and approving certain actions by portfolio companies whose voting securities are more than 50% owned by us. Our portfolio management committee is chaired by our Chief Executive Officer and includes our Chief Operating Officer, Chief Financial Officer, Chief Valuation Officer (non-voting member), and three Managing Directors. From time to time we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and the portfolio management committee gauges our progress against the strategy.
      We seek to price our investments to provide an investment return considering the fact that certain investments in the portfolio may underperform or result in loss of investment return or investment principal. As a private equity investor, we will incur losses from our investing activities, however we have a history of working with troubled portfolio companies in order to recover as much of our investments as is practicable.
Portfolio Grading
      We employ a grading system to monitor the quality of our portfolio. Grade 1 is for those investments from which a capital gain is expected. Grade 2 is for investments performing in accordance with plan. Grade 3 is for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is for investments that are in workout and for which some loss of principal is expected.
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
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
      As a business development company, we invest in illiquid securities including debt and equity securities of companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may be subject to certain restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
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
      As a participant in the private equity business, we invest primarily in private middle market companies for which there is generally no publicly available information. Because of the private nature of these businesses, there is a need to maintain the confidentiality of the financial and other information that we have for the private companies in our portfolio. We believe that maintaining this confidence is important, as disclosure of such information could disadvantage our portfolio companies and could put us at a disadvantage in attracting new investments. Therefore, we do not intend to disclose financial or other information about our portfolio companies, unless required, because we believe doing so may put them at an economic or competitive disadvantage, regardless of our level of ownership or control. To balance the lack of publicly available information about our private portfolio companies, we will continue to work with third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter as discussed below.
      Valuation Process. The portfolio valuation process is managed by our Chief Valuation Officer (“CVO”). The CVO works with the investment professionals responsible for each investment. The following is a description of the steps we take each quarter to determine the value of our portfolio.

•	Our valuation process begins with each portfolio company or investment being initially valued by the deal team, led by the Managing Director or senior officer who is responsible for the portfolio company relationship.

•	The CVO reviews the preliminary valuation as determined by the deal team.

•	The CVO, members of the valuation team, and third-party consultants, as applicable (see below), meet with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the deal team for each of their respective investments.

•	The CEO, COO, CFO and the managing directors meet with the CVO to discuss the preliminary valuation results.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Audit Committee of the Board of Directors meets with the third-party consultants (see below) to discuss the assistance provided and results.

•	The Board of Directors and the CVO meet to discuss and review valuations.

•	To the extent there are changes or if additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio in good faith.
      In connection with our valuation process to determine the fair value of a private finance investment, we work with third-party consultants to obtain assistance and advice as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter. In addition, we may receive other third-party assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these third-party valuation resources, when applicable, is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.

      During 2005, we received third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin (Houlihan Lokey). We currently intend to continue to obtain valuation assistance from third parties. We currently anticipate that we will generally obtain valuation assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities on a quarterly basis and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities at least once during the course of the calendar year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year or for investments with a cost and value less than $250,000. For the quarter ended December 31, 2005, Duff & Phelps and Houlihan Lokey assisted us by reviewing our valuation of 80 portfolio companies, which represented 92.4% of the private finance portfolio at value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Disposition of Investments
      We manage our portfolio of investments in an effort to maximize our expected returns. Our portfolio is large and we frequently are repaid by our borrowers and exit our debt and equity investments as portfolio companies are sold, recapitalized or complete an initial public offering. In our debt investments where we have equity features, we frequently are in a minority ownership position in a portfolio company, and as a result, generally exit the investment when the majority equity stakeholder decides to sell or recapitalize the company. Where we have a control position in an investment, as we may have in buyout investments, we have more flexibility and can determine whether or not we should exit our investment. Our most common exit strategy for a buyout investment is the sale of a portfolio company to a strategic or financial buyer. If an investment has appreciated in value, we may realize a gain when we exit the investment. If an investment has depreciated in value, we may realize a loss when we exit the investment.
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
      As a regulated investment company, we distribute substantially all of our annual taxable income to shareholders through the payment of cash dividends. Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986 (the Code). The amount of excess taxable income that may be carried over for distribution in the next year under the Code is approximately three quarters of dividend payments. Excess taxable income carried over and paid out in the next year may be subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status”). We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. Since inception, our average annual total return to shareholders (assuming all dividends were reinvested) was 18.0%. Over the past one, three, five and ten years, our total return to shareholders (assuming all dividends were reinvested) has been 23.5%, 20.6%, 17.1% and 19.8%, respectively, with the dividend providing a meaningful portion of this return.
      The percentage of our dividend generated by ordinary taxable income versus capital gain income will vary from year to year. The percentage of ordinary taxable income versus net capital gain income supporting the dividend since 1986 is shown below.
Corporate Structure and Offices
      We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. We have a wholly owned subsidiary, Allied Investments L.P. (Allied Investments), that is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. We own all of the partnership interests in Allied Investments. The assets held by Allied Investments represented 2.6% of our total assets at December 31, 2005. See “Certain Government Regulations” below for further information about small business investment company regulation.
      In addition, we have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries that are single-member limited liability companies established for specific purposes, including holding real estate property. We also have a subsidiary, A.C. Corporation, that generally provides diligence and structuring services on our transactions, as well as structuring, transaction, management, and other services to Allied Capital and our portfolio companies. A.C. Corporation has a wholly owned subsidiary, AC Finance LLC, that generally underwrites and arranges senior loans for our portfolio companies and other third parties.

      Our executive offices are located at 1919 Pennsylvania Avenue, 3rd Floor, NW, Washington, DC 20006-3434 and our telephone number is (202) 331-1112. In addition, we have regional offices in Chicago, Los Angeles, and New York.
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
Employees
      At December 31, 2005, we employed 131 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of our employees are located in our Washington, DC office. We believe that our relations with our employees are excellent.
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
      An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

•	meets such other criteria as may be established by the SEC.
      Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

      To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide significant managerial assistance to our portfolio companies. See “Item 1A. Risk Factors” — “Our ability to invest in private companies may be limited in certain circumstances.”
      As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders unless we meet the applicable asset coverage ratio at the time of the distribution. This limitation is not applicable to borrowings by our small business investment company subsidiary, and therefore any borrowings by this subsidiary are not included in this asset coverage test pursuant to exemptive relief. See “— Small Business Administration Regulations.”
      We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. We have been granted an exemptive order by the SEC permitting us to engage in certain transactions that would be permitted if we and our subsidiaries were one company and permitting certain transactions among our subsidiaries, subject to certain conditions and limitations.
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
      We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that have been or are contemplated to be purchased or held by us. Our code of ethics is also posted on our website at www.alliedcapital.com. The code of ethics is also filed as an exhibit to our registration statement which is on file with the SEC. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, NE, Washington, D.C. 20549.
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
      Small Business Administration Regulations. Allied Investments, a wholly owned subsidiary of Allied Capital, is licensed by the Small Business Administration (SBA) as a small business investment company under Section 301(c) of the Small Business Investment Act of 1958.
      Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual net income after federal income taxes not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, small business investment companies may make loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Allied Investments provides long-term loans to qualifying small businesses; equity investments and consulting and other services are typically provided only in connection with such loans.
      Allied Investments is periodically examined and audited by the SBA’s staff to determine its compliance with small business investment company regulations.
      We, through Allied Investments, have debentures payable to the SBA with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. Under the small business investment company program, we may borrow up to $124.4 million from the Small Business Administration. At December 31, 2005, we had $28.5 million outstanding.
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
      Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned (and 100% of any previously undistributed and untaxed income) to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income (and 100% of any previously undistributed and untaxed income) exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried over and distributed to shareholders in the next year. Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax, as required.
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
      Compliance with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

•	Our Chief Executive Officer and Chief Financial Officer certify the financial statements contained in our periodic reports through the filing of Section 302 certifications;

•	Our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our annual report on Form 10-K contains a report from our management on internal control over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting, which must be audited by our independent registered public accounting firm;

•	Our periodic reports disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.
      We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
      In addition, the New York Stock Exchange adopted corporate governance changes to its listing standards. We have adopted certain policies and procedures to comply with the New York Stock Exchange’s corporate governance rules, and in 2004 and 2005 we submitted the required CEO certification to the New York Stock Exchange pursuant to Section 303A.12(a) of the listed company standards.
Item 1A. Risk Factors.
      Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.
      Our portfolio of investments is illiquid. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are subject to certain restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when we may need to or when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.
      Investing in private companies involves a high degree of risk. Our portfolio primarily consists of long-term loans to and investments in middle market private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses for us in those investments and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. If we are unable to identify all material information about these companies, among other factors, we may fail to receive the expected return on our investment or lose some or all of the money invested in these companies. In addition, these businesses may have shorter operating histories, narrower product lines, smaller market shares and less experienced management than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses. As an investor, we are subject to the risk that a portfolio company may make a business decision that does not serve our interest, which could decrease the value of our investment. Deterioration in a portfolio company’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2005, portfolio investments recorded at fair value were approximately 90% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.
      We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
      Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At December 31, 2005, our largest investments at value were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC (BLX) and represented 16.4% and 8.9% of our total assets, respectively, and each individually represented 10.0% of our total interest and related portfolio income for the year ended December 31, 2005. BLX is a lender under the Small Business Administration 7(a) Guaranteed Loan Program. Our financial results could be negatively affected if government funding for, or regulations related to, this program change.
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

      At December 31, 2005, we had $1.3 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.1%.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2005, our asset coverage for senior indebtedness was 309%.
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
      Assuming that the balance sheet as of December 31, 2005, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions for the current year.
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
      In November 2004, the SEC issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We currently do not believe that these proposed rules will have a material adverse effect on our operations.
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
Item 1B. Unresolved Staff Comments
      Not applicable.

Item 2. Properties.
      Our principal offices are located at 1919 Pennsylvania Avenue, N.W., 3rd Floor, Washington, DC 20006-3434. Our lease for approximately 59,000 square feet of office space at that location expires in December 2010. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in Chicago, Los Angeles and New York.

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
      No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the New York Stock Exchange under the trading symbol ALD. There are approximately 4,900 shareholders of record and approximately 166,000 beneficial shareholders of the Company. The quarterly stock prices quoted below represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.
Quarterly Stock Prices for 2005 and 2004

	2005				2004

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$27.84	$29.29	$29.17	$30.80	$30.85	$30.25	$25.80	$28.47
Low	$24.89	$25.83	$26.92	$26.11	$27.15	$23.06	$22.22	$24.46
Close	$26.10	$29.11	$28.63	$29.37	$30.29	$24.42	$24.39	$25.84
      We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and Note 10, “Dividends and Distributions and Excise Taxes” from our Notes to the Consolidated Financial Statements included in Item 8.
Dividend Declarations
      The following table summarizes our dividends declared during 2005 and 2004:

Date Declared	Record Date	Payment Date	Amount

February 1, 2005	March 18, 2005	March 31, 2005	$0.57
April 27, 2005	June 10, 2005	June 30, 2005	$0.57
July 22, 2005	September 9, 2005	September 30, 2005	$0.58
October 21, 2005	December 9, 2005	December 29, 2005	$0.58
December 9, 2005	December 28, 2005	January 27, 2006	$0.03

Total declared for 2005			$2.33

January 30, 2004	March 12, 2004	March 31, 2004	$0.57
April 15, 2004	June 11, 2004	June 30, 2004	$0.57
July 22, 2004	September 10, 2004	September 30, 2004	$0.57
October 22, 2004	December 10, 2004	December 30, 2004	$0.57
December 10, 2004	December 29, 2004	January 28, 2005	$0.02

Total declared for 2004			$2.30

Sales of Unregistered Securities
      During 2005, we issued 330,629 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 6, “Shareholders’ Equity” of our Notes to the Consolidated Financial Statements included in Item 8.

Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended December 31, 2005, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number	Weighted Average
	of Shares	Price Paid
	Purchased	Per Share

2005 DCP I(1)
10/1/2005 – 10/31/2005	52	$28.13
11/1/2005 – 11/30/2005	—	—
12/1/2005 – 12/31/2005	—	—
2005 DCP II(2)
10/1/2005 – 10/31/2005	12,991	28.13
11/1/2005 – 11/30/2005	—	—
12/1/2005 – 12/31/2005	53,370	29.35

Total	66,413	$29.11

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is administered through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash to purchase shares of our common stock in the market.
Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2005, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Number of
securities
remaining available
for future issuance
	Number of		under equity
	Securities to be		compensation
	issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities reflected
	outstanding options	outstanding options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	22,259,228	$24.52	3,038,162
Equity compensation plans not approved by stockholders	—	—	—

Total	22,259,228	$24.52	3,038,162

Item 6. Selected Financial Data.
SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
      You should read the condensed consolidated financial information below with the Consolidated Financial Statements and Notes thereto included herein. Financial information at and for the years ended December 31, 2005, 2004, 2003, and 2002, has been derived from our financial statements that were audited by KPMG LLP. Financial information at and for the year ended December 31, 2001, has been derived from our financial statements that were audited by Arthur Andersen LLP. For important information about Arthur Andersen LLP, see the section entitled “Notice Regarding Arthur Andersen LLP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	Year Ended December 31,

(in thousands,	2005	2004	2003	2002	2001
except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$317,153	$319,642	$290,719	$264,042	$240,464
Loan prepayment premiums	6,250	5,502	8,172	2,776	2,504
Fees and other income	50,749	41,946	30,338	43,110	46,142

Total interest and related portfolio income	374,152	367,090	329,229	309,928	289,110

Expenses:
Interest	76,798	75,650	77,233	70,443	65,104
Employee	78,300	53,739	36,945	33,126	29,656
Administrative	70,267	34,686	22,387	21,504	15,299

Total operating expenses	225,365	164,075	136,565	125,073	110,059

Net investment income before income taxes	148,787	203,015	192,664	184,855	179,051
Income tax expense (benefit), including excise tax	11,561	2,057	(2,466)	930	(412)

Net investment income	137,226	200,958	195,130	183,925	179,463

Net realized and unrealized gains (losses):
Net realized gains	273,496	117,240	75,347	44,937	661
Net change in unrealized appreciation or depreciation	462,092	(68,712)	(78,466)	(571)	20,603

Total net gains (losses)	735,588	48,528	(3,119)	44,366	21,264

Net increase in net assets resulting from operations	$872,814	$249,486	$192,011	$228,291	$200,727

Per Share:
Diluted earnings per common share	$6.36	$1.88	$1.62	$2.20	$2.16
Dividends per common share(1)	$2.33	$2.30	$2.28	$2.23	$2.01
Weighted average common shares outstanding – diluted	137,274	132,458	118,351	103,574	93,003

	At December 31,

(in thousands,	2005	2004	2003	2002	2001
except per share data)
Balance Sheet Data:
Portfolio at value	$3,606,355	$3,013,411	$2,584,599	$2,488,167	$2,329,590
Total assets	4,025,880	3,260,998	3,019,870	2,794,319	2,460,713
Total debt outstanding(2)	1,284,790	1,176,568	954,200	998,450	1,020,806
Preferred stock issued to Small Business Administration(2)	—	—	6,000	7,000	7,000
Shareholders’ equity	2,620,546	1,979,778	1,914,577	1,546,071	1,352,123
Shareholders’ equity per common share (net asset value)(3)	$19.17	$14.87	$14.94	$14.22	$13.57
Common shares outstanding at end of year	136,697	133,099	128,118	108,698	99,607

	Year Ended December 31,

	2005	2004	2003	2002	2001

Other Data:
Investments funded	$1,675,773	$1,524,523	$931,450	$506,376	$680,329
Principal collections related to investment repayments or sales	1,503,388	909,189	788,328	356,641	204,441
Realized gains	343,061	267,702	94,305	95,562	10,107
Realized losses	(69,565)	(150,462)	(18,958)	(50,625)	(9,446)

	2005				2004

(in thousands,	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
except per share data)
Quarterly Data (unaudited):
Total interest and related portfolio income	$98,169	$94,857	$86,207	$94,919	$100,962	$96,863	$87,500	$81,765
Net investment income	37,073	46,134	15,267	38,752	54,678	52,745	48,990	44,545
Net increase in net assets resulting from operations	328,140	113,168	311,885	119,621	47,837	85,999	95,342	20,308
Diluted earnings per common share	2.36	0.82	2.29	0.88	0.35	0.66	0.73	0.15
Dividends declared per common share(4)	0.61	0.58	0.57	0.57	0.59	0.57	0.57	0.57
Net asset value per common share(3)	19.17	17.37	17.01	15.22	14.87	14.90	14.77	14.60

(1)	Dividends are based on taxable income, which differs from income for financial reporting purposes.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(3)	We determine net asset value per common share as of the last day of the period presented. The net asset values shown are based on outstanding shares at the end of each period presented.
(4)	Dividends declared per common share for the fourth quarter of 2004 included the regular quarterly dividend of $0.57 per common share and an extra dividend of $0.02 per common share. Dividends declared per common share for the fourth quarter of 2005 included the regular quarterly dividend of $0.58 per common share and an extra dividend of $0.03 per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The information contained in this section should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. In addition, this annual report on Form 10-K contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth in “Risk Factors” above. Other factors that could cause actual results to differ materially include:

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
OVERVIEW
      As a business development company, we are in the private equity business. Specifically, we provide long-term debt and equity investment capital to companies in a variety of industries. Our lending and investment activity has generally been focused on private finance and commercial real estate finance, which included primarily the investment in non-investment grade commercial mortgage-backed securities, which we refer to as CMBS, and collateralized debt obligation bonds and preferred shares, which we refer to as CDOs.
      On May 3, 2005, we completed the sale of our portfolio of CMBS and real estate related CDO investments. Upon the completion of this transaction, our lending and investment activity has been focused primarily on private finance investments. Our private finance activity principally involves providing financing to middle market U.S. companies through privately negotiated long-term debt and equity investment capital. Our financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings, and other types of financings. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital. Our investment objective is to achieve current income and capital gains.
      Our portfolio composition at December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003

Private finance	96%	76%	74%
Commercial real estate finance	4%	24%	26%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2005, 2004, and 2003, were as follows:

	At and for the
	Years Ended December 31,

	2005	2004	2003
($ in millions)
Portfolio at value	$3,606.4	$3,013.4	$2,584.6
Investments funded	$1,675.8	$1,524.5	$931.5
Change in accrued or reinvested interest and dividends	$6.6	$52.2	$45.0
Principal collections related to investment repayments or sales	$1,503.4	$909.2	$788.3
Yield on interest-bearing investments(1)	12.8%	14.0%	14.7%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.
Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the years ended December 31, 2005, 2004, and 2003, were as follows:

	At and for the
	Years Ended December 31,

	2005	2004	2003
($ in millions)
Portfolio at value:
Loans and debt securities	$2,094.9	$1,602.9	$1,214.9
Equity securities	1,384.4	699.2	687.8

Total portfolio	$3,479.3	$2,302.1	$1,902.7

Investments funded(1)	$1,462.3	$1,140.8	$498.0
Change in accrued or reinvested interest and dividends	$24.6	$45.6	$41.8
Principal collections related to investment repayments or sales	$703.9	$551.9	$318.6
Yield on interest-bearing investments(2)	13.0%	13.9%	15.0%

(1)	Investments funded for the year ended December 31, 2004, included a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

     Our investment activity is focused on making long-term investments in the debt and equity of primarily private middle market companies. Debt investments may include senior loans, unitranche debt (a single debt investment that is a blend of senior and subordinated debt), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as mezzanine debt. Equity investments may include a minority equity stake in connection with a debt investment or a substantial equity stake in connection with a buyout transaction. In a buyout transaction, we generally invest in senior and/or subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Repayments include repayments of senior debt funded by us that was subsequently refinanced or repaid by the portfolio companies.
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Recently, we have seen junior debt financing opportunities in the market that we believe are unattractive from a risk/return perspective. We believe many of these transactions employ too much leverage and are priced too low relative to the risks inherent in junior debt instruments. To address the currently active merger and acquisition market for private companies, our strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We are also focusing our debt investing on smaller middle market companies where we can provide both senior and subordinated debt or unitranche debt, where our current yield may be lower than traditional subordinated debt. We believe that providing both senior and subordinated debt or unitranche debt provides greater protection in the capital structures of our portfolio companies.
      Investments Funded. Investments funded and the weighted average yield on investments funded for the years ended December 31, 2005, 2004, and 2003, consisted of the following:

	2005 Investments Funded

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(3)	$76.8	10.0%	$250.2	6.4%	$327.0	7.2%
Unitranche debt(2)	259.5	10.5%	—	—	259.5	10.5%
Subordinated debt	296.9	12.3%	330.9	12.5%	627.8	12.4%

Total loans and debt securities	633.2	11.3%	581.1	9.9%	1,214.3	10.6%
Equity	82.5		165.5		248.0

Total	$715.7		$746.6		$1,462.3

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Buyout senior loans funded include $217.2 million which was repaid during the year.

	2004 Investments Funded

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$25.1	9.1%	$140.8	7.2%	$165.9	7.5%
Unitranche debt(2)	18.9	13.0%	—	—	18.9	13.0%
Subordinated debt	396.4	13.4%	320.1	15.5%	716.5	14.4%

Total loans and debt securities	440.4	13.2%	460.9	13.0%	901.3	13.1%
Equity	72.3		167.2		239.5

Total	$512.7		$628.1		$1,140.8

	2003 Investments Funded

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$44.6	9.4%	$28.6	2.6%	$73.2	6.7%
Unitranche debt(2)	25.0	15.5%	—	—	25.0	15.5%
Subordinated debt	354.8	14.6%	1.2	25.0%	356.0	14.6%

Total loans and debt securities	424.4	14.1%	29.8	3.5%	454.2	13.4%
Equity	15.6		28.2		43.8

Total	$440.0		$58.0		$498.0

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.
     In January and February 2006, we funded private finance investments totaling $525.4 million.
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
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong in 2004 and continued into 2005, which has resulted in an increase in private finance investment opportunities, as well as increased repayments. We currently have an active pipeline of new investments under consideration. We believe that merger and acquisition activity for middle market companies will continue to be strong into 2006.
      Portfolio Yield. The yield on the private finance loans and debt securities was 13.0% at December 31, 2005, as compared to 13.9% and 15.0% at December 31, 2004 and 2003, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from year to year depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the year. The yield on the private finance portfolio has declined partly due to our strategy to pursue more buyout and recapitalization transactions, which may include investing in senior debt, as well as pursue unitranche investments.
      Outstanding Investment Commitments. At December 31, 2005, we had outstanding private finance investment commitments totaling $221.6 million, including the following:

•	$33.3 million in the form of debt to Promo Works, LLC.

•	$20.0 million in the form of debt to Business Loan Express, LLC.

•	$14.0 million in the form of debt to S.B. Restaurant Company.

•	$12.5 million in the form of equity to eight private venture capital funds.

•	$12.0 million in the form of debt and equity to Amerex Group, LLC.

•	$7.8 million in the form of debt to Mercury Air Centers, Inc.

•	$7.5 million in the form of equity to Pennsylvania Avenue Investors, L.P., a limited partnership controlled by us that invests in private equity buyout funds.

•	$6.5 million in co-investment commitments to Pine Creek Equity Partners, LLC.

•	We have various commitments to Callidus Capital Corporation (Callidus), which owns 80% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. Our commitment to Callidus consisted of the following at December 31, 2005:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$40.0	$—	$40.0
Revolving line of credit for working capital	4.0	0.6	3.4

Total(2)	$44.0	$0.6	$43.4

(1)	Callidus has a secured warehouse credit facilities with a third party for up to $400 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate our $40 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.
(2)	Subsequent to December 31, 2005, we provided Callidus with a new $50.0 million revolving credit facility to support its purchase of middle market senior loans pending the sale of such loans to its warehouse credit facilities.

In addition, we had a commitment to Callidus to purchase preferred equity in future CLO transactions of $32.4 million at December 31, 2005.
      In addition to these outstanding investment commitments at December 31, 2005, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $178.6 million. See “Financial Condition, Liquidity and Capital Resources.”
      Our largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. and Business Loan Express, LLC (BLX). See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to these investments.
      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage Sales & Marketing, Inc. (Advantage) totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.

      Total interest and related portfolio income earned from our investment in Advantage for the years ended December 31, 2005 and 2004, was as follows:

	2005	2004
($ in millions)
Interest income	$30.9	$15.5
Fees and other income	6.5	5.8

Total	$37.4	$21.3

      Interest income from Advantage for the year ended December 31, 2004, included interest income of $2.2 million which was paid in kind. The interest paid in kind was paid to us through the issuance of additional debt in 2004, which was subsequently paid in cash in 2005.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Advantage of $378.4 million and $24.3 million for the years ended December 31, 2005 and 2004, respectively.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      In March 2006, we announced that a definitive agreement had been signed to sell a majority equity interest in Advantage. We will retain an equity investment valued at $15 million as a minority shareholder. Based on the definitive agreement, Advantage will sell for an enterprise value of approximately $1.05 billion, subject to pre-and post-closing adjustments. In connection with the transaction, we will be repaid our $184 million in subordinated debt currently outstanding. We also expect to realize a gain on our equity being sold of approximately $415 million, subject to pre- and post-closing adjustments. As consideration for the common stock we are selling in the transaction, we expect to receive a $180 million subordinated note, with the balance of the consideration to be paid in cash. Approximately $35 million of our proceeds will be subject to certain holdback provisions. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our estimated realized gain of approximately $415 million excludes any earn-out amounts. The sale transaction is expected to close by March 31, 2006, subject to certain closing conditions.
      Business Loan Express, LLC.     At December 31, 2005, our investment in BLX totaled $299.4 million at cost and $357.1 million at value, or 8.9% of our total assets, which includes unrealized appreciation of $57.7 million. We acquired BLX in 2000.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the years ended December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003
($ in millions)
Interest income	$14.3	$23.2	$21.9
Dividend income	14.0	14.8	7.8
Loan prepayment premiums	—	—	0.1
Fees and other income	9.2	12.0	16.9

Total	$37.5	$50.0	$46.7

      Interest and dividend income from BLX for the years ended December 31, 2005, 2004, and 2003, included interest and dividend income of $8.9 million, $25.4 million, and $17.5 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to us through the issuance of additional debt or equity interests. Accrued interest and dividends receivable at December 31, 2005, included accrued interest and fees due from BLX totaling $5.7 million, of which $5.5 million was paid in cash in the first quarter of 2006.

      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in BLX of $2.9 million for the year ended December 31, 2005, a net decrease in unrealized appreciation of $32.3 million for the year ended December 31, 2004, and a net increase in unrealized appreciation of $51.7 million for the year ended December 31, 2003.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a nationwide preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition, BLX originates conventional small business loans and small investment real estate loans. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.
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
      We have a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to the company that matures on April 30, 2006. There was $10.0 million outstanding under this facility at December 31, 2005.
      At December 31, 2005, BLX had a three-year $275.0 million revolving credit facility provided by third party lenders that matures in January 2007. The facility provides for a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. As the controlling equity owner in BLX, we have provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At December 31, 2005, the principal amount outstanding on the revolving credit facility was $228.2 million and letters of credit issued under the facility were $41.7 million. The total obligation guaranteed by us at December 31, 2005, was $135.4 million. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of the revolving credit facility at December 31, 2005. At December 31, 2005, we had also provided four standby letters of credit totaling $34.1 million in connection with four term securitization transactions completed by BLX.
      The Hillman Companies, Inc. On March 31, 2004, we sold our control investment in The Hillman Companies, Inc. (Hillman) for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. We were repaid our existing $44.6 million in outstanding debt. Total consideration to us from this sale, including the repayment of debt, was $245.6 million, which included net cash proceeds of $198.1 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, we sold a $5.0 million participation in our subordinated debt in Hillman to a third party, which reduced our investment, and no gain or loss resulted from the transaction. For the year ended December 31, 2004, we realized a gain of $150.3 million on the transaction.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2005, 2004, and 2003, were as follows:

	At and for the Years Ended December 31,

	2005		2004		2003

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$—		$373.8	14.6%	$394.0	14.1%
CDO bonds and preferred shares	—		212.6	16.8%	186.6	16.7%
Commercial mortgage loans	102.6	7.6%	95.0	6.8%	83.6	8.6%
Real estate owned	13.9		16.9		12.8
Equity interests	10.6		13.0		4.9

Total portfolio	$127.1		$711.3		$681.9

Investments funded	$213.5		$383.7		$433.5
Change in accrued or reinvested interest	$(18.0)		$6.6		$3.2
Principal collections related to investment repayments or sales(2)	$799.5		$357.3		$469.7

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
(2)	Principal collections related to investment repayments or sales for the year ended December 31, 2005, included $718.1 million related to the sale of our CMBS and CDO portfolio.
     Our commercial real estate investments funded for the years ended December 31, 2005, 2004, and 2003, were as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Year Ended December 31, 2005
CMBS bonds (4 new issuances)(2)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	88.5	(0.8)	87.7
Equity interests	4.8	—	4.8

Total	$304.8	$(91.3)	$213.5

For the Year Ended December 31, 2004
CMBS bonds (13 new issuances(1))	$419.1	$(183.7)	$235.4
CDO bonds and preferred shares (3 issuances)	40.5	(0.1)	40.4
Commercial mortgage loans	112.1	(8.2)	103.9
Equity interests	4.0	—	4.0

Total	$575.7	$(192.0)	$383.7

For the Year Ended December 31, 2003
CMBS bonds (15 new issuances(1))	$508.5	$(225.9)	$282.6
CDO bonds and preferred shares (3 issuances)	145.8	(0.4)	145.4
Commercial mortgage loans	3.0	—	3.0
Equity interests	2.5	—	2.5

Total	$659.8	$(226.3)	$433.5

(1)	CMBS investments also include investments in issuances in which we have previously purchased CMBS bonds.
(2)	The CMBS bonds invested in during the year ended December 31, 2005, were sold on May 3, 2005.

     At December 31, 2005, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $81.2 million, including $59.7 million to Timarron Capital, Inc., and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.1 million. In January 2006, certain assets of Timarron Capital, Inc. were sold and this outstanding commitment was canceled.
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
      For tax purposes, we estimate that the net gain from the sale of the CMBS and CDO portfolio will be approximately $244 million, after transaction and other costs of $7.8 million. The difference between the net gain for book and tax purposes results from temporary differences in the recognition of income and expenses related to these assets.
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
      We also entered into a transition services agreement with CWCapital pursuant to which we provided certain transition services to CWCapital for a limited transition period to facilitate the transfer of various servicing and other rights related to the CMBS and CDO portfolio. During the transition period, we agreed, among other things, to continue to act as servicer or special servicer with respect to the CMBS and CDO portfolio. Services provided under the transition services agreement, except for certain information technology services, were completed on July 13, 2005. For the year ended December 31, 2005, we received a total of $1.4 million under the transition services agreement as reimbursement for employee and administrative expenses. These amounts reduced our employee expenses by $1.1 million and administrative expenses by $0.3 million.
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
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.7 million and $38.2 million at December 31, 2005 and 2004, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $17.7 million and $38.2 million at December 31, 2005 and 2004, respectively. The hedge at December 31, 2005, related to commercial mortgage loans and the hedge at December 31, 2004, related primarily to CMBS and CDO bonds. The amount of the hedge will vary from period to period depending upon the amount of commercial real estate assets that we own and have hedged as of the balance sheet date.
Accrued Interest and Dividends Receivable
      Accrued interest and dividends receivable as of December 31, 2005 and 2004, was as follows:

	2005	2004
($ in millions)
Private finance	$58.7	$59.8
Commercial real estate finance
CMBS and CDO bonds	—	18.9
Commercial mortgage loans and other	1.7	0.8

Total	$60.4	$79.5

      Total accrued interest and dividends receivable declined from December 31, 2004, to December 31, 2005, primarily as a result of the sale of our portfolio of CMBS and CDO assets on May 3, 2005. See “Commercial Real Estate Finance” above.
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
      At December 31, 2005 and 2004, our portfolio was graded as follows:

	2005		2004

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value(1)	Total Portfolio

($ in millions)
1	$1,643.0	45.6%	$952.5	31.6%
2	1,730.8	48.0	1,850.5	61.4
3	149.1	4.1	121.2	4.0
4	26.5	0.7	11.7	0.4
5	57.0	1.6	77.5	2.6

	$3,606.4	100.0%	$3,013.4	100.0%

(1)	The value of the CMBS and CDO assets sold on May 3, 2005, was $586.4 million at December 31, 2004, and this value was included in Grade 2 assets. See “Commercial Real Estate Finance” above.
     Grade 1 portfolio assets increased from $952.5 million at December 31, 2004, to $1.6 billion at December 31, 2005, primarily as a result of the appreciation in value of our investment in Advantage Sales

& Marketing, Inc. (Advantage) as well as certain other companies. Advantage had a value of $660.4 million, including $402.7 million of unrealized appreciation, at December 31, 2005, as compared to a value of $283.0 million, including $24.3 million of unrealized appreciation, at December 31, 2004. See further discussion of the valuation of Advantage below. In March 2006, we announced that we had signed a definitive agreement to sell a majority interest in Advantage. See “— Portfolio and Investment Activity” above for further discussion.
      Total Grade 3, 4 and 5 portfolio assets were $232.6 million and $210.4 million, respectively, or were 6.4% and 7.0%, respectively, of the total portfolio at value at December 31, 2005 and 2004.
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
      Loans and Debt Securities on Non-Accrual Status. At December 31, 2005 and 2004, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2005	2004
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$15.6	$34.4
Companies less than 5% owned	11.4	16.5
Commercial real estate finance	12.9	5.6
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	58.0	29.4
Companies 5% to 25% owned	0.5	0.7
Companies less than 5% owned	49.5	15.8
Commercial real estate finance	7.9	12.5

Total	$155.8	$114.9

Percentage of total portfolio	4.3%	3.8%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at December 31, 2005 and 2004, were as follows:

	2005	2004

($ in millions)
Private finance	$74.6	$73.5
Commercial real estate finance
CMBS bonds	—	49.0
Commercial mortgage loans	6.1	10.1

Total	$80.7	$132.6

Percentage of total portfolio	2.2%	4.4%
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
      Our loans and debt securities on non-accrual status increased by $40.9 million during 2005. This net increase during the year resulted primarily from the move of two loans to non-accrual status totaling

$46.7 million at value at December 31, 2005, offset by a net decrease in the value of loans that were on non-accrual status at both December 31, 2005 and 2004.
      As a result of these and other factors, the amount of the private finance portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $60.7 million and $43.9 million at December 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2005, 2004, and 2003
      The following table summarizes our operating results for the years ended December 31, 2005, 2004, and 2003.

				Percent				Percent
	2005	2004	Change	Change	2004	2003	Change	Change
(in thousands, except per share amounts)
Interest and Related Portfolio Income
Interest and dividends	$317,153	$319,642	$(2,489)	(1)%	$319,642	$290,719	$28,923	10%
Loan prepayment premiums	6,250	5,502	748	14%	5,502	8,172	(2,670)	(33)%
Fees and other income	50,749	41,946	8,803	21%	41,946	30,338	11,608	38%

Total interest and related portfolio income	374,152	367,090	7,062	2%	367,090	329,229	37,861	11%

Expenses
Interest	76,798	75,650	1,148	2%	75,650	77,233	(1,583)	(2)%
Employee	78,300	53,739	24,561	46%	53,739	36,945	16,794	45%
Administrative	70,267	34,686	35,581	103%	34,686	22,387	12,299	55%

Total operating expenses	225,365	164,075	61,290	37%	164,075	136,565	27,510	20%

Net investment income before income taxes	148,787	203,015	(54,228)	(27)%	203,015	192,664	10,351	5%
Income tax expense (benefit), including excise tax	11,561	2,057	9,504	**	2,057	(2,466)	4,523	**

Net investment income	137,226	200,958	(63,732)	(32)%	200,958	195,130	5,828	3%

Net Realized and Unrealized Gains (Losses)
Net realized gains	273,496	117,240	156,256	133%	117,240	75,347	41,893	56%
Net change in unrealized appreciation or depreciation	462,092	(68,712)	530,804	*	(68,712)	(78,466)	9,754	*

Total net gains (losses)	735,588	48,528	687,060	*	48,528	(3,119)	51,647	*

Net income	$872,814	$249,486	$623,328	250%	$249,486	$192,011	$57,475	30%

Diluted earnings per common share	$6.36	$1.88	$4.48	238%	$1.88	$1.62	$0.26	16%

Weighted average common shares outstanding — diluted	137,274	132,458	4,816	4%	132,458	118,351	14,107	12%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from year to year.

**	Percentage change is not meaningful.
     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and dividend income for the years ended December 31, 2005, 2004, and 2003, was composed of the following:

	2005	2004	2003
($ in millions)
Interest
Private finance loans and debt securities	$251.0	$195.2	$177.3
CMBS and CDO portfolio	29.4	93.3	86.2
Commercial mortgage loans	7.6	9.4	9.0
Cash and cash equivalents and other	9.4	3.1	2.8

Total interest	297.4	301.0	275.3
Dividends	19.8	18.6	15.4

Total interest and dividends	$317.2	$319.6	$290.7

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Interest-bearing portfolio at value	$2,211.4	$2,301.2	$1,891.9
Portfolio yield	12.8%	14.0%	14.7%
      We sold our CMBS and CDO portfolio on May 3, 2005. As a result of this transaction, our interest income for the year ended December 31, 2005, was reduced due to the loss of interest from the portfolio sold (net of interest income earned on short-term excess cash investments). The CMBS and CDO portfolio sold on May 3, 2005, had a cost basis of $718.1 million and a weighted average yield on the cost basis of the portfolio of approximately 13.8%. Excess cash proceeds from the sale that were not used for the repayment of debt or other general corporate purposes were held in cash and money market securities until the cash was reinvested in the portfolio.
      The portfolio yield at December 31, 2005, of 12.8% as compared to the portfolio yield of 14.0% and 14.7% at December 31, 2004 and 2003, respectively, reflects the sale of the CMBS and CDO portfolio on May 3, 2005, as well as the mix of debt investments in the private finance portfolio. See the discussion of the private finance portfolio yield above under the caption “Private Finance.”
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income included dividends from BLX on the Class B equity interests held by us of $14.0 million, $14.8 million, and $7.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, $12.0 million of these dividends were paid in cash and $2.0 million of these dividends were paid through the issuance of additional Class B equity interests. For the years ended December 31, 2004 and 2003, these dividends were paid through the issuance of additional Class B equity interests.
      Loan prepayment premiums were $6.3 million, $5.5 million, and $8.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.

      Fees and other income for the years ended December 31, 2005, 2004, and 2003, included fees relating to the following:

	2005	2004	2003
($ in millions)
Structuring and diligence	$24.6	$18.4	$6.1
Transaction and other services provided to portfolio companies	2.9	3.2	4.5
Management, consulting and other services provided to portfolio companies and guaranty fees	20.8	17.4	18.7
Other income	2.4	2.9	1.0

Total fees and other income	$50.7	$41.9	$30.3

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Fees and other income for the year ended December 31, 2005, included structuring fees from Norwesco, Inc., Callidus Capital Corporation, Triax Holdings, LLC, and Meineke Car Care Centers, Inc. totaling $9.4 million. Fees and other income for the year ended December 31, 2004, included structuring fees from Advantage, Financial Pacific Company, Mercury Air Centers, Inc. and Insight Pharmaceutical Corporation totaling $10.0 million.
      Fees and other income related to the CMBS and CDO portfolio were $4.1 million, $6.2 million, and $2.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Advantage and BLX were our largest investments at value at December 31, 2005 and 2004, and together represented 25.3% and 19.0%, of our total assets, respectively. BLX and Hillman were our largest portfolio investments at December 31, 2003, and together represented 19.1% of our total assets at December 31, 2003.
      Total interest and related portfolio income from these investments for the years ended December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003
($ in millions)
Advantage(1)	$37.4	$21.3	$—
BLX	$37.5	$50.0	$46.7
Hillman(1)	$—	$2.5	$9.7

(1)	Includes income from our controlled investments only.
     Operating Expenses. Operating expenses include interest, employee, and administrative expenses. The fluctuations in interest expense during the years ended December 31, 2005, 2004, and 2003, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Total outstanding debt	$1,284.8	$1,176.6	$954.2
Average outstanding debt	$1,087.1	$985.6	$943.5
Weighted average cost(1)	6.5%	6.6%	7.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

     In addition, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $1.4 million, $5.2 million, and $5.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Employee expenses for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Salaries and employee benefits	$57.3	$40.7	$28.3
Individual performance award (IPA)	7.0	13.4	—
IPA mark to market expense (benefit)	2.0	(0.4)	—
Individual performance bonus (IPB)	6.9	—	—
Transition compensation, net	5.1	—	—
Retention award	—	—	8.6

Total employee expense	$78.3	$53.7	$36.9

Number of employees at end of period	131	162	125
      The change in salaries and employee benefits reflects the effect of wage increases, the change in mix of employees given their area of responsibility and relevant experience level, and the termination of certain employees in our commercial real estate group as discussed below. Salaries and employee benefits expense has generally increased due to changes in the composition of our employee resources and compensation increases.
      Transition compensation costs were $5.1 million for the year ended December 31, 2005, including $3.1 million of costs under retention agreements and $3.1 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Transition compensation costs of $5.1 million for the year ended December 31, 2005, reflect a reduction for salary reimbursements from CWCapital under the transition services agreement of $1.1 million. See the caption “Commercial Real Estate Finance” above for additional information.
      Employee expense, excluding transition compensation, related to the 31 employees in our commercial real estate group who terminated employment in the third quarter of 2005 as a result of the sale of our CMBS and CDO portfolio, was $4.5 million, $6.8 million, and $3.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      The Individual Performance Award (IPA) is a long-term incentive compensation program for certain officers. The IPA, which is generally determined annually at the beginning of each year, is deposited into a deferred compensation trust generally in four equal installments, on a quarterly basis, in the form of cash. The accounts of the trust are consolidated with our accounts. We are required to mark to market the liability of the trust and this adjustment is recorded to the IPA compensation expense. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust.
      As a result of changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting talent in the private equity industry, the Compensation Committee and the Board of Directors have determined for 2005 and 2006 that a portion of the IPA should be replaced with an individual performance bonus (IPB). The IPB is distributed in cash to award recipients in equal bi-weekly installments (beginning in February of each respective year) as long as the recipient remains employed by us.
      The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2006 and they are currently estimated to be approximately $6.8 million each; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.

      In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our stock options are typically granted with ratable vesting provisions, and we intend to amortize the compensation cost over the service period. We will use the “modified prospective method” upon adoption. Under the modified prospective method, previously awarded but unvested options are accounted for in accordance with FASB Statement No. 123, except that amounts must be recognized in the income statement beginning January 1, 2006, instead of simply being disclosed. Awards granted on or after January 1, 2006, will be recognized in the income statement. Upon adoption, we estimate that the stock based compensation expense on a pre-tax basis, as measured under the Statement, will be approximately $13 million, $10 million, and $3 million for the years ended December 31, 2006, 2007, and 2008, respectively, for stock-based compensation related to options granted prior to January 1, 2006, that has not historically been recorded in our statement of operations. This does not include any expense related to stock options that will be granted in the future as the fair value of those stock options will be determined at the time of grant. See Note 2, “Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included in Item 8.
      Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, stock record expenses, directors’ fees, and various other expenses. Administrative expenses for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Administrative expenses, excluding investigation related costs	$33.9	$30.1	$22.4
Investigation related costs	36.4	4.6	—

Total administrative expenses	$70.3	$34.7	$22.4

      The increase in administrative expenses, excluding investigation related costs, for the year ended December 31, 2005, over the year ended December 31, 2004, was primarily due to increased expenses related to evaluating potential new investments of $2.0 million, accounting fees of $0.8 million, recruiting and employee training costs of $0.6 million, and valuation assistance fees of $0.5 million, offset by a decrease in expenses related to a decline in portfolio workout expenses of $0.6 million.
      Administrative expenses, excluding investigation related costs, were $30.1 million for the year ended December 31, 2004, a $7.7 million increase over administrative expenses of $22.4 million for the year ended December 31, 2003. The increase in expenses primarily resulted from:

•	a net increase in accounting, consulting, and other fees of $1.7 million. This increase is primarily attributable to fees associated with the implementation of the requirements under the Sarbanes-Oxley Act of 2002 (including Section 404) and valuation assistance,

•	an increase in deal costs related to evaluating potential new investments of $1.6 million. Costs related to mezzanine lending are generally paid by the borrower, however, costs related to buyout investments are generally funded by us. Accordingly, if a prospective deal does not close, we incur expenses that are not recoverable,

•	an increase in expenses related to portfolio development and workout activities of $1.5 million,

•	an increase in rent of $1.4 million associated with the opening of an office in Los Angeles, CA and expanding our office space in Chicago, IL and New York, NY, and

•	an increase in other expenses, including stock record expense, insurance premiums and directors’ fees of $1.1 million, and travel expenses of $0.8 million.

      In addition, administrative expenses for the years ended December 31, 2005 and 2004, included costs associated with requests for information in connection with two government investigations. These expenses remain difficult to predict. See “Legal Proceedings” under Item 3.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Income tax expense (benefit)	$5.4	$1.1	$(2.5)
Excise tax expense	6.2	1.0	—

Income tax expense (benefit), including excise tax	$11.6	$2.1	$(2.5)

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, our estimated annual taxable income for 2005 exceeded our dividend distributions to shareholders for 2005 from such taxable income, and such estimated excess taxable income will be distributed in 2006. Therefore, we will be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2005 over the amount of actual distributions for 2005. Accordingly, we accrued an estimated excise tax of $6.2 million for the year ended December 31, 2005, based upon our current estimate of annual taxable income for 2005. See “Financial Condition, Liquidity and Capital Resources.”
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
($ in millions)
Realized gains	$343.1	$267.7	$94.3
Realized losses	(69.6)	(150.5)	(19.0)

Net realized gains	$273.5	$117.2	$75.3

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the years ended December 31, 2005, 2004, and 2003, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	2005(1)	2004	2003
($ in millions)
Reversal of previously recorded net unrealized appreciation associated with realized gains	$(108.0)	$(210.5)	$(78.5)
Reversal of previously recorded net unrealized depreciation associated with realized losses	68.0	151.8	20.3

Total reversal	$(40.0)	$(58.7)	$(58.2)

(1)	Includes the reversal of net unrealized appreciation of $6.5 million on the CMBS and CDO assets sold and the related hedges. The net unrealized appreciation recorded on these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.

     Realized gains for the years ended December 31, 2005, 2004, and 2003, were as follows:
($ in millions)

2005

Portfolio Company	Amount

Private Finance:
Housecall Medical Resources, Inc.	$53.7
Fairchild Industrial Products Company	16.2
Apogen Technologies Inc.	9.0
Polaris Pool Systems, Inc.	7.4
MasterPlan, Inc.	3.7
U.S. Security Holdings, Inc.	3.3
Ginsey Industries, Inc.	2.8
E-Talk Corporation	1.6
Professional Paint, Inc.	1.6
Oriental Trading Company, Inc.	1.0
Woodstream Corporation	0.9
Impact Innovations Group, LLC	0.8
DCS Business Services, Inc.	0.7
Other	3.4

Total private finance	106.1

Commercial Real Estate:
CMBS/CDO assets, net(1)	227.7
Other	9.3

Total commercial real estate	237.0

Total gross realized gains	$343.1

2004

Portfolio Company	Amount

Private Finance:
The Hillman Companies, Inc.	$150.3
CorrFlex Graphics, LLC	25.7
Professional Paint, Inc.	13.7
Impact Innovations Group, LLC	11.1
The Hartz Mountain Corporation	8.3
Housecall Medical Resources, Inc.	7.2
International Fiber Corporation	5.2
CBA-Mezzanine Capital Finance, LLC	4.1
United Pet Group, Inc.	3.8
Oahu Waste Services, Inc.	2.8
Grant Broadcasting Systems II	2.7
Matrics, Inc.	2.1
SmartMail, LLC	2.1
Other	7.6

Total private finance	246.7

Commercial Real Estate:
CMBS/CDO assets, net(1)	17.4
Other	3.6

Total commercial real estate	21.0

Total gross realized gains	$267.7

2003

Portfolio Company	Amount

Private Finance:
Blue Rhino Corporation	$12.6
CyberRep	9.6
Morton Grove Pharmaceuticals, Inc.	8.5
Warn Industries, Inc.	8.0
Woodstream Corporation	6.6
Kirkland’s Inc.	3.0
Julius Koch USA, Inc.	2.8
GC-Sun Holdings II, LP	2.5
Interline Brands, Inc.	1.7
WyoTech Acquisition Corporation	1.3
Advantage Mayer, Inc.	1.2
Other	3.2

Total private finance	61.0

Commercial Real Estate:
CMBS/CDO assets, net(1)	31.6
Other	1.7

Total commercial real estate	33.3

Total gross realized gains	$94.3

(1)	Net of net realized losses from related hedges of $0.7 million, $3.8 million, and $2.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
     Realized losses for the years ended December 31, 2005, 2004, and 2003, were as follows:
($ in millions)

2005

Portfolio Company	Amount

Private Finance:
Norstan Apparel Shops, Inc.	$18.5
Acme Paging, L.P.	13.8
E-Talk Corporation	9.0
Garden Ridge Corporation	7.1
HealthASPex, Inc.	3.5
MortgageRamp, Inc.	3.5
Maui Body Works, Inc.	2.7
Packaging Advantage Corporation	2.2
Other	3.7

Total private finance	64.0

Commercial Real Estate:
Other	5.6

Total commercial real estate	5.6

Total gross realized losses	$69.6

2004

Portfolio Company	Amount

Private Finance:
American Healthcare Services, Inc.	$32.9
The Color Factory, Inc.	24.5
Executive Greetings, Inc.	19.3
Sydran Food Services II, L.P.	18.2
Ace Products, Inc.	17.6
Prosperco Finanz Holding AG	7.5
Logic Bay Corporation	5.0
Sun States Refrigerated Services, Inc.	4.7
Chickasaw Sales & Marketing, Inc.	3.8
Sure-Tel, Inc.	2.3
Liberty-Pittsburgh Systems, Inc.	2.0
EDM Consulting, LLC	1.9
Pico Products, Inc.	1.7
Impact Innovations Group, LLC	1.7
Interline Brands, Inc.	1.3
Startec Global Communications Corporation	1.1
Other	2.7

Total private finance	148.2

Commercial Real Estate:
Other	2.3

Total commercial real estate	2.3

Total gross realized losses	$150.5

2003

Portfolio Company	Amount

Private Finance:
Allied Office Products, Inc.	$7.7
Candlewood Hotel Company	2.7
North American Archery, LLC	2.1
Other	0.5

Total private finance	13.0

Commercial Real Estate:
Other	6.0

Total commercial real estate	6.0

Total gross realized losses	$19.0

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2005, portfolio investments recorded at fair value were approximately 90% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
      As a business development company, we invest in illiquid securities including debt and equity securities of companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may be subject to certain restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
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

      For the years ended December 31, 2005 and 2004, we received third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin (Houlihan Lokey) for our private finance portfolio as follows:

	2005				2004

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Number of private finance portfolio companies reviewed:
Duff & Phelps(1)	35	72	88	78	22	33	28	22
Houlihan Lokey(2)	1	1	3	3	—	—	—	—

Total number of private finance portfolio companies reviewed (3)	36	72	89	80	22	33	28	22

Percentage of private finance portfolio reviewed at value:
Duff & Phelps(1)	59.6%	83.0%	86.6%	87.9%	19.9%	21.6%	26.6%	42.2%
Houlihan Lokey(2)	14.9%	14.9%	18.9%	23.5%	—	—	—	—

Percentage of private finance portfolio reviewed at value (3)	74.5%	83.0%	89.3%	92.4%	19.9%	21.6%	26.6%	42.2%

(1)	During the third quarter of 2005, S&P Corporate Value Consulting merged with Duff & Phelps, LLC, a financial advisory and investment banking firm. The merged company operates under the name of Duff & Phelps, LLC.

(2)	Houlihan Lokey was initially engaged in the first quarter of 2005.

(3)	Duff & Phelps and Houlihan Lokey both reviewed Advantage Sales & Marketing, Inc. in Q2, Q3 and Q4 2005. In addition, Duff & Phelps and Houlihan Lokey both reviewed one other portfolio company in Q3 2005.
     Professional fees for third-party valuation assistance for the years ended December 31, 2005 and 2004, were $1.4 million and $0.9 million, respectively.
      Valuation Methodology — CMBS Bonds and CDO and CLO Bonds and Preferred Shares/Income Notes (“CMBS/CDO/CLO Assets”). CMBS/CDO/CLO Assets are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CMBS/CDO/CLO Assets as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each bond ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the bonds. We determine the fair value of our CMBS/CDO/CLO Assets on an individual security-by-security basis. When we sold a group of these real estate related investments in a pool in one or more transactions, the total value received for that pool was generally different than the sum of the fair values of the individual bonds or preferred shares.
      Net Change in Unrealized Appreciation or Depreciation. For the portfolio, net change in unrealized appreciation or depreciation for the years ended December 31, 2005, 2004, and 2003, consisted of the following:

	2005(1)	2004(1)	2003(1)
($ in millions)
Net unrealized appreciation or depreciation	$502.1	$(10.0)	$(20.3)
Reversal of previously recorded unrealized appreciation associated with realized gains	(108.0)	(210.5)	(78.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	68.0	151.8	20.3

Net change in unrealized appreciation or depreciation	$462.1	$(68.7)	$(78.5)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from year to year. As a result, annual comparisons may not be meaningful.

     At December 31, 2005, our two largest investments were in Advantage and BLX. The following is a summary of the methodology that we used to determine the fair value of these investments.
      Advantage Sales & Marketing, Inc. In March of 2006, a definitive agreement was signed to sell our majority equity interest in Advantage that indicated an enterprise value of approximately $1.05 billion. See “— Portfolio and Investment Activity” above. At December 31, 2005, we estimated the enterprise value of Advantage to be $1.02 billion given that the closing of the transaction is subject to certain closing conditions and the sales price is subject to pre- and post-closing adjustments and certain holdback provisions. Using the enterprise value at December 31, 2005, we determined the value of our investments in Advantage to be $660.4 million, which resulted in unrealized appreciation on our investment of $402.7 million at December 31, 2005. This is an increase in unrealized appreciation in the fourth quarter of 2005 of $224.9 million and an increase of $378.4 million for the year ended December 31, 2005. Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Advantage of $24.3 million for the year ended December 31, 2004. Both Houlihan Lokey and Duff & Phelps assisted us by reviewing our valuation of our investment in Advantage at December 31, 2005. Duff & Phelps also assisted us by reviewing our valuation of our investment in Advantage at December 31, 2004.
      Business Loan Express, LLC. To determine the value of our investment in BLX at December 31, 2005, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from Duff & Phelps for our investment in BLX at December 31, 2005 and 2004.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at December 31, 2005, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation. The December 31, 2004, comparable group included CapitalSource, Inc., however, it has been excluded from the December 31, 2005, comparable group as it elected REIT status and no longer trades as a commercial finance company. The remaining comparable group for December 31, 2005, is consistent with the comparable group at December 31, 2004.
      Our investment in BLX at December 31, 2005, was valued at $357.1 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $57.7 million at December 31, 2005. Net change in unrealized appreciation or depreciation included a net increase in net unrealized appreciation of $2.9 million for the year ended December 31, 2005, a net decrease in unrealized appreciation of $32.3 million for the year ended December 31, 2004, and a net increase in unrealized appreciation of $51.7 million for the year ended December 31, 2003.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 137.3 million, 132.5 million, and 118.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      Our portfolio has historically generated cash flow from which we pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the years ended December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003
($ in millions)
Net cash provided by (used in) operating activities	$116.0	$(179.3)	$80.3
Add: portfolio investments funded	1,668.1	1,472.4	930.6

Total cash provided by operating activities before new investments	$1,784.1	$1,293.1	$1,010.9

      From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.
      We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term securities. We place our cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.
      Dividends to common shareholders for the years ended December 31, 2005, 2004, and 2003, were $314.5 million, $299.3 million, and $267.8 million, respectively. Total regular quarterly dividends were $2.30, $2.28, and $2.28 per common share for the years ended December 31, 2005, 2004, and 2003, respectively. An extra cash dividend of $0.03 and $0.02 per common share was declared during 2005 and 2004, respectively, and was paid to shareholders on January 27, 2006, and January 28, 2005, respectively.
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
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income carried over and paid out in the next year may be subject to a 4% excise tax. See “Other Matters — Regulated Investment Company Status” above. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      Our estimated annual taxable income for 2005 exceeded our dividend distributions to shareholders for 2005 from such taxable income, and, therefore, we will carry over excess taxable income, which is currently estimated to be $163.8 million, for distribution to shareholders in 2006. Accordingly, for the year ended December 31, 2005, we have accrued an estimated excise tax of $6.2 million. However, our taxable income for 2005 is an estimate and will not be finally determined until we file our 2005 tax return in September 2006, and therefore, the amount of excess taxable income carried over from 2005 into 2006 may be different than this estimate. See “Risk Factors” under Item 1A and Note 10, “Dividends and Distributions and Excise Taxes” of our Notes to Consolidated Financial Statements included in Item 8.
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.
      At December 31, 2005 and 2004, our liquidity portfolio, cash and investments in money market securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2005	2004

Liquidity portfolio (including money market securities: 2005-$100.0; 2004-$0)	$200.3	$—
Cash and investments in money market securities (including money market securities: 2005-$22.0; 2004-$0)	$53.3	$57.2
Total assets	$4,025.9	$3,261.0
Total debt outstanding	$1,284.8	$1,176.6
Total shareholders’ equity	$2,620.5	$1,979.8
Debt to equity ratio	0.49	0.59
Asset coverage ratio(1)	309%	280%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.

      During the fourth quarter of 2005, we established a liquidity portfolio that is composed of money market securities and U.S. Treasury bills. The value and yield of the money market securities were $100.0 million and 4.1% and were held in money market funds, at December 31, 2005. The value and yield of the Treasury bills were $100.3 million and 4.3%, respectively, at December 31, 2005. The Treasury bills are due in June 2006. The liquidity portfolio was established to provide a pool of liquid assets within our balance sheet. Our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. Our liquidity was reduced when we sold our portfolio of CMBS assets, particularly BB rated bonds, which were generally more liquid than assets in our private finance portfolio. Given the level of taxable income we are carrying over from 2005 for distribution in 2006, we established the liquidity portfolio to ensure that we had ample resources from which to distribute this excess taxable income in 2006. We will assess the amount held in and the composition of the liquidity portfolio throughout the year.
      We did not sell new equity in a public offering during the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, we sold equity of $73.5 million and $422.9 million, respectively. Shareholders’ equity increased by $77.5 million, $51.3 million, and $21.2 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the years ended December 31, 2005, 2004, and 2003, respectively. On January 31, 2006, we sold 3.0 million shares of our common stock for proceeds of $83.0 million, net of underwriting discounts and estimated offering expenses. We primarily used the proceeds from the equity offering to repay outstanding borrowings under our revolving line of credit and for general corporate purposes.
      We employ an asset-liability management approach that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $643.6 million on December 31, 2005. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      At December 31, 2005 and 2004, we had outstanding debt as follows:

	2005				2004

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$1,164.5	$1,164.5	6.2%		$981.4	$981.4	6.5%
SBA debentures	28.5	28.5	7.5%		84.8	77.5	8.2%
OPIC loan	—	—	—		5.7	5.7	6.6%

Total notes payable and debentures	1,193.0	1,193.0	6.3%		1,071.9	1,064.6	6.6%
Revolving line of credit	772.5	91.8	5.6	%(2)	552.5	112.0	4.7	%(2)

Total debt	$1,965.5	$1,284.8	6.5	%(3)	$1,624.4	$1,176.6	6.6	% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees and other facility fees of $3.3 million and $1.8 million at December 31, 2005 and 2004, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

     Unsecured Notes Payable. We have issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2006 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity.
      On October 13, 2005, we issued $261.0 million of five-year and $89.0 million of seven-year unsecured long-term notes, primarily to insurance companies. The five-and seven-year notes have fixed interest rates of 6.2% and 6.3%, respectively, and have substantially the same terms as our existing unsecured long-term notes. We used a portion of the proceeds from the new long-term note issuance to repay $125.0 million of our existing unsecured long-term notes that matured on October 15, 2005, and had an annual weighted average interest cost of 8.3%. During the second quarter of 2005, we repaid $40.0 million of the unsecured notes payable.
      Small Business Administration Debentures. Through our small business investment company subsidiary, we have debentures payable to the Small Business Administration with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the years ended December 31, 2005 and 2004, we repaid $49.0 million and $17.0 million, respectively, of this outstanding debt. Under the small business investment company program, we may borrow up to $124.4 million from the Small Business Administration.
      Revolving Line of Credit. At December 31, 2005, we had an unsecured revolving line of credit with a committed amount of $772.5 million. The revolving line of credit, which closed on September 30, 2005, replaced our previous revolving line of credit and expires on September 30, 2008. The revolving line of credit may be expanded through new or additional commitments up to $922.5 million at our option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At December 31, 2005, there was $91.8 million outstanding on our unsecured revolving line of credit. The amount available under the line at December 31, 2005, was $643.6 million, net of amounts committed for standby letters of credit of $37.1 million. Net borrowings under the revolving lines of credit for the year ended December 31, 2005, were $20.3 million.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of December 31, 2005 and 2004, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of December 31, 2005.

		Payments Due By Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$1,164.5	$175.0	$—	$153.0	$267.0	$408.0	$161.5
SBA debentures	28.5	—	—	—	—	—	28.5
Revolving line of credit(1)	91.8	—	—	91.8	—	—	—
Operating leases	29.0	4.5	4.4	4.5	4.6	4.4	6.6

Total contractual obligations	$1,313.8	$179.5	$4.4	$249.3	$271.6	$412.4	$196.6

(1)	At December 31, 2005, $643.6 million remained unused and available, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

Off-Balance Sheet Arrangements
      The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of December 31, 2005.

		Amount of Commitment Expiration Per Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Guarantees	$148.6	$1.3	$136.2	$3.1	$2.5	$—	$5.5
Standby letters of credit(1)	37.1	0.1	—	37.0	—	—	—

Total commitments	$185.7	$1.4	$136.2	$40.1	$2.5	$—	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.
     In addition, we had outstanding commitments to fund investments totaling $302.8 million at December 31, 2005. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/ or our equity security has appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.
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

      Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet at December 31, 2005, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      We have invested in commercial mortgage loans, which were purchased at prices that are based in part on comparable Treasury rates. The fair value of these bonds may change as interest rates change over time. We have entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligations to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts.
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
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.7 million and $38.2 million at December 31, 2005 and 2004, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the cash collateral provided or received under the terms of the transactions were $17.7 million and $38.2 million at December 31, 2005 and 2004, respectively. The amount of the hedge will vary from period to period depending upon the amount of commercial real estate assets that we own and have hedged on the balance sheet date.
      In addition, we may have risk regarding portfolio valuation. See “Business — Portfolio Valuation” above.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting
      The management of Allied Capital Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Allied Capital Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Allied Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Allied Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2005 and 2004, including the consolidated statement of investments as of December 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 14), for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those consolidated financial statements.
Washington, D.C.
March 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have audited the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2005 and 2004, including the consolidated statement of investments as of December 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 14), for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical counts of securities owned as of December 31, 2005 and 2004. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Allied Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations, their cash flows, changes in their net assets, and financial highlights for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allied Capital Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Washington, D.C.
March 9, 2006

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2004
(in thousands, except per share amounts)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2005-$1,489,782; 2004-$1,389,342)	$1,887,651	$1,359,641
Companies 5% to 25% owned (cost: 2005-$168,373; 2004-$194,750)	158,806	188,902
Companies less than 5% owned (cost: 2005-$1,448,268; 2004-$800,828)	1,432,833	753,543

Total private finance (cost: 2005-$3,106,423; 2004-$2,384,920)	3,479,290	2,302,086
Commercial real estate finance (cost: 2005-$131,695; 2004-$722,612)	127,065	711,325

Total portfolio at value (cost: 2005-$3,238,118; 2004-$3,107,532)	3,606,355	3,013,411

U.S. Treasury bills	100,305	—
Investments in money market securities	121,967	—
Deposits of proceeds from sales of borrowed Treasury securities	17,666	38,226
Accrued interest and dividends receivable	60,366	79,489
Other assets	87,858	72,712
Cash	31,363	57,160

Total assets	$4,025,880	$3,260,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2005-$175,000; 2004-$169,000)	$1,193,040	$1,064,568
Revolving line of credit	91,750	112,000
Obligations to replenish borrowed Treasury securities	17,666	38,226
Accounts payable and other liabilities	102,878	66,426

Total liabilities	1,405,334	1,281,220

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 136,697 and 133,099 shares issued and outstanding at December 31, 2005 and 2004, respectively	14	13
Additional paid-in capital	2,177,283	2,094,421
Common stock held in deferred compensation trust	(19,460)	(13,503)
Notes receivable from sale of common stock	(3,868)	(5,470)
Net unrealized appreciation (depreciation) on portfolio	354,325	(107,767)
Undistributed (distributions in excess of) earnings	112,252	12,084

Total shareholders’ equity	2,620,546	1,979,778

Total liabilities and shareholders’ equity	$4,025,880	$3,260,998

Net asset value per common share	$19.17	$14.87

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,

	2005	2004	2003
(in thousands, except per share amounts)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$122,450	$91,710	$62,563
Companies 5% to 25% owned	21,924	25,702	25,727
Companies less than 5% owned	172,779	202,230	202,429

Total interest and dividends	317,153	319,642	290,719
Loan prepayment premiums
Companies more than 25% owned	692	—	141
Companies 5% to 25% owned	—	765	685
Companies less than 5% owned	5,558	4,737	7,346

Total loan prepayment premiums	6,250	5,502	8,172
Fees and other income
Companies more than 25% owned	26,673	29,774	18,862
Companies 5% to 25% owned	124	1,618	629
Companies less than 5% owned	23,952	10,554	10,847

Total fees and other income	50,749	41,946	30,338

Total interest and related portfolio income	374,152	367,090	329,229

Expenses:
Interest	76,798	75,650	77,233
Employee	78,300	53,739	36,945
Administrative	70,267	34,686	22,387

Total operating expenses	225,365	164,075	136,565

Net investment income before income taxes	148,787	203,015	192,664
Income tax expense (benefit), including excise tax	11,561	2,057	(2,466)

Net investment income	137,226	200,958	195,130

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)
Companies more than 25% owned	33,237	86,812	1,302
Companies 5% to 25% owned	5,285	43,818	19,975
Companies less than 5% owned	234,974	(13,390)	54,070

Total net realized gains	273,496	117,240	75,347
Net change in unrealized appreciation or depreciation	462,092	(68,712)	(78,466)

Total net gains (losses)	735,588	48,528	(3,119)

Net increase in net assets resulting from operations	$872,814	$249,486	$192,011

Basic earnings per common share	$6.48	$1.92	$1.64

Diluted earnings per common share	$6.36	$1.88	$1.62

Weighted average common shares outstanding — basic	134,700	129,828	116,747

Weighted average common shares outstanding — diluted	137,274	132,458	118,351

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Years Ended December 31,

	2005	2004	2003
(in thousands, except per share amounts)
Operations
Net investment income	$137,226	$200,958	$195,130
Net realized gains	273,496	117,240	75,347
Net change in unrealized appreciation or depreciation	462,092	(68,712)	(78,466)

Net increase in net assets resulting from operations	872,814	249,486	192,011

Shareholder distributions
Common stock dividends	(314,509)	(299,326)	(267,838)
Preferred stock dividends	(10)	(62)	(210)

Net decrease in net assets resulting from shareholder distributions	(314,519)	(299,388)	(268,048)

Capital share transactions
Sale of common stock	—	70,251	422,005
Issuance of common stock for portfolio investments	7,200	3,227	884
Issuance of common stock upon the exercise of stock options	66,688	32,274	8,571
Issuance of common stock in lieu of cash distributions	9,257	5,836	6,598
Net decrease in notes receivable from sale of common stock	1,602	13,162	6,072
Purchase of common stock held in deferred compensation trust	(7,968)	(13,687)	—
Distribution of common stock held in deferred compensation trust	2,011	184	—
Other	3,683	3,856	413

Net increase in net assets resulting from capital share transactions	82,473	115,103	444,543

Total net increase in net assets	640,768	65,201	368,506
Net assets at beginning of year	1,979,778	1,914,577	1,546,071

Net assets at end of year	$2,620,546	$1,979,778	$1,914,577

Net asset value per common share	$19.17	$14.87	$14.94

Common shares outstanding at end of year	136,697	133,099	128,118

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003
(in thousands)
Cash flows from operating activities
Net increase in net assets resulting from operations	$872,814	$249,486	$192,011
Adjustments
Portfolio investments	(1,668,113)	(1,472,396)	(930,566)
Principal collections related to investment repayments or sales	1,503,388	909,189	788,328
Change in accrued or reinvested interest and dividends	(6,594)	(52,193)	(44,952)
Amortization of discounts and fees	(1,564)	(5,235)	(12,514)
Change in U.S. Treasury bills	(100,000)	—	—
Change in investments in money market securities	(121,967)	—	—
Changes in other assets and liabilities	33,023	18,716	(9,352)
Depreciation and amortization	1,820	1,433	1,638
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(4,293)	(47,497)	(1,668)
Realized losses	69,565	150,462	18,958
Net change in unrealized (appreciation) or depreciation	(462,092)	68,712	78,466

Net cash provided by (used in) operating activities	115,987	(179,323)	80,349

Cash flows from financing activities
Sale of common stock	—	70,251	422,005
Sale of common stock upon the exercise of stock options	66,688	32,274	8,571
Collections of notes receivable from sale of common stock	1,602	13,162	6,072
Borrowings under notes payable and debentures	350,000	340,212	300,000
Repayments on notes payable and debentures	(219,700)	(231,000)	(140,000)
Net borrowings under (repayments on) revolving line of credit	(20,250)	112,000	(204,250)
Redemption of preferred stock	—	(7,000)	—
Purchase of common stock held in deferred compensation trust	(7,968)	(13,687)	—
Other financing activities	(8,333)	(3,004)	(5,137)
Common stock dividends and distributions paid	(303,813)	(290,830)	(264,419)
Preferred stock dividends paid	(10)	(62)	(210)

Net cash provided by (used in) financing activities	(141,784)	22,316	122,632

Net increase (decrease) in cash	(25,797)	(157,007)	202,981
Cash at beginning of year	57,160	214,167	11,186

Cash at end of year	$31,363	$57,160	$214,167

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Senior Loan (6.0%, Due 12/07)(6)	$3,750	$3,750	$—
(Telecommunications)	Subordinated Debt (10.0%, Due 1/08)(6)	881	881	—
	Common Stock (23,513 shares)		27	—

Advantage Sales & Marketing, Inc.	Subordinated Debt (10.5%, Due 9/09)	60,000	59,787	59,787
(Business Services)	Subordinated Debt (18.5%, Due 12/09)	124,000	124,000	124,000
	Common Stock (18,924,976 shares)		73,932	476,578

Alaris Consulting, LLC	Senior Loan (15.8%, Due 12/05 – 12/07) (6)	27,055	27,050	—
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Senior Loan (0.7%, Due 12/04 – 12/05) (6)	4,999	4,600	4,097
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		658	892
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Business Loan Express, LLC	Subordinated Debt (6.9%, Due 4/06)	10,000	10,000	10,000
(Financial Services)	Class A Equity Interests	60,693	60,693	60,693
	Class B Equity Interests		119,436	146,910
	Class C Equity Interests		109,301	139,521
	Guaranty ($135,437 — See Note 3)
	Standby Letters of Credit ($34,050 — See Note 3)

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/06)	600	600	600
(Financial Services)	Subordinated Debt (18.0%, Due 10/08)	4,832	4,832	4,832
	Common Stock (10 shares)		2,049	7,968

Diversified Group Administrators, Inc.	Preferred Stock (1,000,000 shares)		700	728
(Business Services)	Preferred Stock (1,451,380 shares)		841	841
	Common Stock (1,451,380 shares)		—	502

Financial Pacific Company (Financial Services)	Subordinated Debt (17.4%, Due 2/12 – 8/12)	70,175	69,904	69,904
	Preferred Stock (10,964 shares)		10,276	13,116
	Common Stock (14,735 shares)		14,819	44,180

ForeSite Towers, LLC	Equity Interests		7,620	9,750
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07) (6)	$15,957	$15,957	$15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,201	11,198	11,198
	Preferred Equity Interest		14,067	4,303
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08) (6)	11,392	11,421	4,161
(Business Services)	Common Stock (1,000 shares)		6,542	—

Healthy Pet Corp.	Senior Loan (10.1%, Due 8/10)	4,086	4,086	4,086
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	38,716	38,535	38,535
	Common Stock (25,766 shares)		25,766	25,766

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	5,343
	Warrants		1,155	2,057

Impact Innovations Group, LLC (Business Services)	Equity Interests in Affiliate		—	742

Insight Pharmaceuticals Corporation	Subordinated Debt (16.1%, Due 9/12)	58,534	58,298	58,298
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	26,791
	Common Stock (6,200 shares)		6,325	236

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	13,742	13,742	—
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Senior Loan (14.0%, Due 5/09)(6)	7,646	7,646	5,029
(Financial Services)	Subordinated Debt (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		4,229	—

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	621	621	621
(Business Services)	Equity Interest		1,810	2,226

Mercury Air Centers, Inc.	Senior Loan (10.0%, Due 4/09)	31,720	31,720	31,720
(Business Services)	Subordinated Debt (16.0%, Due 4/09)	46,703	46,519	46,519
	Common Stock (57,970 shares)		35,053	88,898
	Standby Letters of Credit ($1,397)

MVL Group, Inc.	Senior Loan (12.1%, Due 7/09)	27,519	27,218	27,218
(Business Services)	Subordinated Debt (14.4%, Due 7/09)	32,905	32,417	32,417
	Common Stock (648,661 shares)		643	3,211

Pennsylvania Avenue Investors, L.P. (5)	Equity Interests		2,576	1,864
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/05 - 12/06)	32,640	23,792	23,792
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,224	7,364
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Redox Brands, Inc.	Preferred Stock (2,726,444 shares)		$7,903	$12,097
(Consumer Products)	Warrants		584	500

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$27,041	26,906	26,906
(Business Services)	Common Stock (63,888 shares)		13,662	13,319

Staffing Partners Holding	Subordinated Debt (13.5%, Due 1/07)(6)	6,343	6,343	6,343
Company, Inc.	Preferred Stock (439,600 shares)		4,968	1,812
(Business Services)	Common Stock (69,773 shares)		50	—
	Warrants		10	—

Startec Global Communications	Senior Loan (10.0%, Due 5/07 – 5/09)	25,226	25,226	21,685
Corporation	Common Stock (19,180,000 shares)		37,255	—
(Telecommunications)

STS Operating, Inc.	Subordinated Debt (15.3%, Due 3/12)	6,593	6,593	6,593
(Industrial Products)	Common Stock (3,000,000 shares)		3,522	64,963
	Options		—	560

Triview Investments, Inc.(8)	Senior Loan (8.6%, Due 12/06)	7,449	7,449	7,449
(Broadcasting & Cable/	Subordinated Debt (15.0%, Due 7/12)	31,000	30,845	30,845
Consumer Products)	Subordinated Debt (16.8%, Due 7/08 –
	7/12)(6)	19,600	19,520	19,520
	Common Stock (202 shares)		93,889	29,171
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,489,782	$1,887,651

Companies 5% to 25% Owned

Air Evac Lifeteam	Subordinated Debt (13.8%, Due 7/10)	$42,414	$42,267	$42,267
(Healthcare Services)	Equity Interests		3,941	4,025

Aspen Pet Products, Inc.	Subordinated Debt (19.0%, Due 6/08)	20,051	19,959	19,959
(Consumer Products)	Preferred Stock (2,935 shares)		2,154	1,638
	Common Stock (1,400 shares)		140	17
	Warrants		—	—

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	23,639	23,543	23,543
(Industrial Products)	Common Stock (5,073 shares)		5,813	2,200

The Debt Exchange Inc.	Preferred Stock (921,875 shares)		1,250	3,219
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. (formerly GAC Investments, Inc.) holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $66.5 million and value of $16.0 million and Triax Holdings, LLC (Consumer Products) with a cost of $85.2 million and a value of $71.0 million. The guaranty and standby letter of credit relate to Longview Cable & Data, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedBridge Healthcare, LLC	Senior Loan (4.0%, Due 8/09)	$7,093	$7,093	$7,093
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	4,809	4,809	534
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		800	—

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	10,617	10,588	10,588
(Consumer Products)	Equity Interests		1,708	1,367

Pres Air Trol LLC	Unitranche Debt (12.0%, Due 4/10)	6,138	5,820	5,820
(Industrial Products)	Equity Interests		1,356	318

Progressive International	Subordinated Debt (16.0%, Due 12/09)	7,401	7,376	7,376
Corporation	Preferred Stock (500 shares)		500	884
(Consumer Products)	Common Stock (197 shares)		13	13
	Warrants		—	—

Soteria Imaging Services, LLC	Subordinated Debt (11.8%, Due 11/10)	14,500	13,447	13,447
(Healthcare Services)	Equity Interests		2,153	2,308

Universal Environmental Services, LLC	Unitranche Debt (15.5%, Due 2/09)	10,900	10,862	10,862
(Business Services)	Equity Interests		1,797	1,328

Total companies 5% to 25% owned			$168,373	$158,806

Companies Less Than 5% Owned

Advanced Circuits, Inc.	Senior Loans (10.1%, Due 9/11 – 3/12)	$18,732	$18,642	$18,642
(Industrial Products)	Common Stock (40,000 shares)		1,000	1,000

Anthony, Inc. (Industrial Products)	Subordinated Debt (12.9%, Due 9/11 – 9/12)	14,670	14,610	14,610

Benchmark Medical, Inc.	Warrants		18	190
(Healthcare Services)

BI Incorporated	Subordinated Debt (14.0%, due 2/12)	16,203	16,133	16,133
(Business Services)

Border Foods, Inc. (Consumer Products)	Subordinated Debt (13.0%, Due 12/10)(6)	13,428	12,721	—
	Preferred Stock (140,214 shares)		2,893	—
	Common Stock (1,810 shares)		45	—
	Warrants		910	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

C&K Market, Inc.	Subordinated Debt (13.0%, Due 12/08)	$14,694	$14,638	$14,638
(Retail)

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	18,800	18,973	18,973
CDO Fund I, Ltd.(4)(9)	Class D Notes (17.0%, Due 12/13)	9,400	9,487	9,487
(Senior Debt Fund)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,233	24,233
CLO Fund III, Ltd. (4)(9)
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (9.7%, Due 12/17)	17,000	17,000	17,000
(Senior Debt Fund)	Income Notes		48,108	48,108

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	2,726
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest		2,650	2,691
(Private Equity Fund)

CBS Personnel Holdings, Inc. (Business Services)	Subordinated Debt (14.5%, Due 12/09)	20,617	20,541	20,541

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	32,852	32,738	32,738
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,783
(Industrial Products)	Common Stock (2,000 shares)		200	700

Cooper Natural Resources, Inc.	Subordinated Debt (0%, Due 11/07)	840	840	840
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	20
	Warrants		830	—

Coverall North America, Inc.	Subordinated Debt (14.6%, Due 2/11)	27,309	27,261	27,261
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,866
	Warrants		2,950	3,100

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital Corporation, a portfolio company of Allied Capital.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Drilltec Patents & Technologies Company, Inc.	Subordinated Debt (17.0%, Due 8/06)(6)	$1,500	$1,500	$1,500
(Energy Services)	Subordinated Debt (10.0%, Due 8/06)(6)	10,994	10,918	9,792

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,649	83
(Private Equity Fund)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Event Rentals, Inc.	Senior Loans (9.9%, Due 11/11)	18,341	18,244	18,244
(Consumer Services)

Frozen Specialties, Inc.	Warrants		435	470
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	22,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	25,618	23,875	23,875
(Energy Services)	Warrants		2,350	2,500

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	3,680	3,680	3,680
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/09)	2,756	2,756	2,756
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		6,914	4,161
(Private Equity Fund)

Havco Wood Products LLC	Unitranche Debt (10.4%, Due 8/11)	33,000	31,794	31,794
(Industrial Products)	Equity Interests		1,048	1,048

Haven Eldercare of New England, LLC(10)	Subordinated Debt (12.0%, Due 8/09)(6)	4,320	4,320	4,320
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0% Due 4/07)(6)	1,319	1,319	485
(Healthcare Services)

HealthASPex Services Inc.	Senior Loans (4.0%, Due 7/08)	500	500	500
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (13.5%, Due 9/11)	44,000	43,815	43,815
(Consumer Products)

Homax Holdings, Inc.	Subordinated Debt (12.0%, Due 8/11)	14,000	13,039	13,039
(Consumer Products)	Preferred Stock (89 shares)		89	92
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,492

Icon International, Inc.	Common Stock (25,707 shares)		76	16
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,546	21,460	21,460
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	1,900

Line-X, Inc.	Senior Loan (8.1%, Due 8/11)	4,134	4,111	4,111
(Consumer Products)	Unitranche Debt (10.0% Due 8/11)	51,475	51,229	51,229
	Standby Letter of Credit ($1,500)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedAssets, Inc.	Preferred Stock (227,865 shares)		$2,049	$2,893
(Business Services)	Warrants		136	180

Meineke Car Care Centers, Inc.	Senior Loan (8.0%, Due 6/11)	$28,000	27,865	27,865
(Business Services)	Subordinated Debt (11.9%, Due 6/12 – 6/13)	72,000	71,675	71,675
	Common Stock (10,696,308 shares)(11)		26,985	26,629
	Warrants		—	—

MHF Logistical Solutions, Inc.	Unitranche Debt (10.0%, Due 5/11)	22,281	22,177	22,177
(Business Services)	Preferred Stock (431 shares)		431	455
	Common Stock (1,438 shares)		144	211

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest		6,600	3,339
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,855	15,472	15,472
(Energy Services)	Warrants		1,774	3,550

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	38,500	38,743	38,743
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,076	12,076

N.E.W. Customer Service Companies, Inc.	Subordinated Debt (11.0%, Due 7/12)	40,000	40,016	40,016
(Business Services)

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)		2,764	2,343
Inc.(3)	Warrants		575	1,296
(Education)

Norwesco, Inc. (Industrial Products)	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,061	81,683	81,683
	Common Stock (559,603 shares)(11)		38,313	38,313
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,669	1,809
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	1,000
(Business Services)

Opinion Research Corporation(3)	Warrants		996	45
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,200
(Consumer Products)

Palm Coast Data, LLC	Senior Loan (7.6%, Due 8/10)	16,100	16,024	16,024
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	29,600	29,461	29,461
	Common Stock (21,743 shares)(11)		21,743	21,743
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	2,500
(Business Services)

Pro Mach, Inc.	Subordinated Debt (13.8%, Due 6/12)	19,275	19,193	19,193
(Industrial Products)	Equity Interests		1,500	1,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Promo Works, LLC	Senior Loan (8.5%, Due 12/11)	$900	$851	$851
(Business Services)	Unitranche Debt (10.3%, Due 12/11)	31,000	30,728	30,728
	Guaranty ($1,650)

RadioVisa Corporation	Unitranche Debt (15.5%, Due 12/08)	27,093	26,993	26,993
(Broadcasting & Cable)

Red Hawk Industries, LLC	Unitranche Debt (11.0%, Due 4/11)	56,343	56,063	56,063
(Business Services)

S.B. Restaurant Company (Retail)	Subordinated Debt (14.6%, Due 11/08 – 12/09)	29,085	28,615	28,615
	Preferred Stock (54,125 shares)		135	135
	Warrants		619	700

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	37

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		3,007	2,969
(Private Equity Fund)

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	15,000	14,323	14,323
(Business Services)	Warrants		710	1,700

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	10,000	9,951	9,951
(Consumer Products)	Equity Interests		889	889

United Site Services, Inc.	Subordinated Debt (12.4%, Due 8/11)	49,712	49,503	49,503
(Business Services)	Common Stock (160,588 shares)		1,000	1,200

Universal Air Filter Company	Senior Loans (7.9%, Due 11/11)	400	390	390
(Industrial Products)	Unitranche Debt (11.0%, Due 11/11)	19,867	19,768	19,768

Universal Tax Systems, Inc.	Subordinated Debt (14.5%, Due 7/11)	19,068	18,995	18,995
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		4,977	4,686
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	397
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	691
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	676
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	$40,000	$38,992	$38,992
(Consumer Products)	Warrants		1,219	2,000

Wilshire Restaurant Group, Inc. (Retail)	Subordinated Debt (20.0%, Due 6/07)(6)	22,471	21,930	21,930
	Warrants		735	538

Wilton Industries, Inc.	Subordinated Debt (19.3%, Due 6/08)	4,800	4,800	4,800
(Consumer Products)

Woodstream Corporation (Consumer Products)	Subordinated Debt (13.2%, Due 11/12 – 5/13)	52,397	52,251	52,251
	Common Stock (180 shares)		673	3,336
	Warrants		—	2,365

Other companies	Other debt investments	382	382	382
	Other debt investments(6)	470	470	348
	Other equity investments		8	—
	Guaranty ($135)

Total companies less than 5% owned			$1,448,268	$1,432,833

Total private finance (118 portfolio companies)			$3,106,423	$3,479,290

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

Commercial Real Estate Finance
(in thousands, except number of loans)

			December 31, 2005
	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	5	$23,121	$21,844
	7.00%–8.99%	24	48,156	48,156
	9.00%–10.99%	5	25,999	25,967
	11.00%–12.99%	1	338	338
	13.00%–14.99%	1	2,294	2,294
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(12)		38	$103,878	$102,569

Real Estate Owned			$14,240	$13,932

Equity Interests(2) — Companies more than 25% owned (Guarantees — $7,054)			$13,577	$10,564

Total commercial real estate finance			$131,695	$127,065

Total portfolio			$3,238,118	$3,606,355

	Yield	Cost	Value

Liquidity Portfolio
U.S. Treasury bills (Due June 2006)	4.25%	$100,000	$100,305
SEI Daily Income Tr Prime Obligation Fund(13)	4.11%	100,000	100,000

Total liquidity portfolio		$200,000	$200,305

Other Investments in Money Market Securities(13)
PNC Bank Corporate Money Market Deposit Account	4.15%	$21,967	$21,967

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
(5) Non-registered investment company.
(12) Commercial mortgage loans totaling $20.8 million at value were on non-accrual status and therefore were considered non-income producing.
(13) Included in investments in money market securities on the accompanying Consolidated Balance Sheet.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary, Allied Investments L.P. (“Allied Investments”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services, as well as structuring, transaction, management, consulting and other services to the Company and its portfolio companies.
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
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2004 and 2003 balances to conform with the 2005 financial statement presentation.
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

Valuation Of Portfolio Investments
      The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies, non-investment grade commercial mortgage-backed securities (“CMBS”), and the bonds and preferred shares of collateralized debt obligations (“CDO”). The Company’s investments may be subject

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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

Commercial Mortgage-Backed Securities (“CMBS”), Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”)
      On May 3, 2005, the Company completed the sale of its portfolio of CMBS bonds and real estate related CDO bonds and preferred shares. See Note 3.
      CMBS bonds and CDO and CLO bonds and preferred shares/ income notes (“CMBS/ CDO/ CLO Assets”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CMBS/ CDO/ CLO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. The Company determines the fair value of its CMBS/ CDO/ CLO Assets on an individual security-by-security basis.
      The Company recognizes income from the amortization of original issue discount using the effective interest method using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CMBS/ CDO/ CLO Assets from the date the estimated yield was changed.

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

Guarantees
      Guarantees meeting the characteristics described in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”) and issued or modified after December 31, 2002, are recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5.

Financing Costs
      Debt financing costs are based on actual costs incurred in obtaining debt financing and are deferred and amortized as part of interest expense over the term of the related debt instrument using a method that approximates the effective interest method. Costs associated with the issuance of common stock, such as underwriting, accounting and legal fees, and printing costs are recorded as a reduction to the proceeds from the sale of common stock.

Dividends to Shareholders
      Dividends to shareholders are recorded on the record date.

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Stock-Based Compensation, to stock-based employee compensation for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$872,814	$249,486	$192,011
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,717)	(16,908)	(12,294)

Pro forma net increase in net assets resulting from operations	860,097	232,578	179,717
Less preferred stock dividends	(10)	(62)	(210)

Pro forma net income available to common shareholders	$860,087	$232,516	$179,507

Basic earnings per common share:
As reported	$6.48	$1.92	$1.64
Pro forma	$6.39	$1.79	$1.54
Diluted earnings per common share:
As reported	$6.36	$1.88	$1.62
Pro forma	$6.27	$1.76	$1.52
      Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Risk-free interest rate	4.1%	2.9%	2.8%
Expected life	5.0	5.0	5.0
Expected volatility	35.1%	37.0%	38.4%
Dividend yield	9.0%	8.8%	8.9%
Weighted average fair value per option	$3.94	$4.17	$3.47

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). The Company and its subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for regular corporate income taxes for these entities. Income taxes for AC Corp are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. To the extent that the Company

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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
      The consolidated financial statements include portfolio investments at value of $3.6 billion and $3.0 billion at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, 90% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
      The Company will adopt the Statement effective January 1, 2006, and it will apply to the options granted by the Company. These options are typically granted with ratable vesting provisions, and the Company intends to amortize the compensation cost over the service period. The Company will use the “modified prospective method” upon adoption. Under the modified prospective method, previously awarded but unvested options are accounted for in accordance with FASB Statement No. 123 except that amounts must be recognized in the statement of operations beginning January 1, 2006, instead of only being disclosed. Awards granted on or after January 1, 2006, will be recognized in the statement of operations. Upon adoption, the Company estimates that the stock based compensation expense related to options granted prior to January 1, 2006, will be approximately $13 million, $10 million, and $3 million for the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
years ended December 31, 2006, 2007, and 2008, respectively, for stock-based compensation that has not historically been recorded in the Company’s statement of operations. This does not include any expense related to stock options granted on or after January 1, 2006, as the fair value of those stock options will be determined at the time of grant.
Note 3. Portfolio

Private Finance
      At December 31, 2005 and 2004, the private finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities:
Senior loans	$284,680	$239,838	9.5%	$260,342	$234,628	8.5%
Unitranche debt(2)	294,201	294,201	11.4%	43,900	43,900	14.8%
Subordinated debt	1,610,228	1,560,851	13.8%	1,375,613	1,324,341	14.9%

Total loans and debt securities(3)	2,189,109	2,094,890	13.0%	1,679,855	1,602,869	13.9%
Equity securities	917,314	1,384,400		705,065	699,217

Total	$3,106,423	$3,479,290		$2,384,920	$2,302,086

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At December 31, 2005 and 2004, the cost and value of loans and debt securities include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt.

(3)	The total principal balance outstanding on loans and debt securities was $2,216.3 million and $1,709.6 million at December 31, 2005 and 2004, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $27.2 million and $29.8 million at December 31, 2005 and 2004, respectively.
     The Company’s private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. The Company’s private finance investments are generally issued by private companies and are generally illiquid and may be subject to certain restrictions on resale.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Interest is generally paid to the Company monthly or quarterly. Senior loans generally have maturities of three to five years. Loans other than senior loans generally carry a fixed rate of interest with maturities of five to ten years. These loans generally have interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly. At December 31, 2005 and 2004, 87% and 94%, respectively, of the private finance loans and debt securities carried a fixed rate of interest and 13% and 6%, respectively, carried a floating rate of interest.
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
      The Company’s largest investments at value at December 31, 2005 and 2004, were in Advantage Sales & Marketing, Inc. (“Advantage”) and Business Loan Express, LLC (“BLX”).
      Advantage Sales and Marketing, Inc. In June 2004, the Company completed the purchase of a majority voting ownership in Advantage, which is subject to dilution by a management option pool. The Company’s investment totaled $257.7 million at cost and $660.4 million at value at December 31, 2005, and $258.7 million at cost and $283.0 million at value at December 31, 2004. Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      Total interest and related portfolio income earned from the Company’s investment in Advantage for the years ended December 31, 2005 and 2004, was as follows:

	2005	2004
($ in millions)
Interest income	$30.9	$15.5
Fees and other income	6.5	5.8

Total interest and related portfolio income	$37.4	$21.3

      Interest income from Advantage for the year ended December 31, 2004, included interest income of $2.2 million that was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional debt in 2004, which was subsequently paid in cash in 2005. Interest income from Advantage for the year ended December 31, 2005, did not include any income that was paid in kind.
      Net change in unrealized appreciation or depreciation for the years ended December 31, 2005 and 2004, included $378.4 million and $24.3 million, respectively, of unrealized appreciation related to the Company’s investment in Advantage, and no change for the year ended December 31, 2003.
      In March 2006, the Company signed a definitive agreement to sell a majority equity interest in Advantage. The Company will retain an equity investment in the business as a minority shareholder. Based on the definitive agreement, Advantage will sell for an enterprise value of approximately $1.05 billion, subject to pre- and post-closing adjustments. The sale transaction is expected to close by March 31, 2006, subject to certain closing conditions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Business Loan Express, LLC. The Company’s investment in BLX totaled $299.4 million at cost and $357.1 million at value at December 31, 2005, and $280.4 million at cost and $335.2 million at value at December 31, 2004. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At December 31, 2005 and 2004, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the years ended December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003
($ in millions)
Interest income on subordinated debt and Class A equity interests	$14.3	$23.2	$21.9
Dividend income on Class B equity interests	14.0	14.8	7.8
Loan prepayment premiums	—	—	0.1
Fees and other income	9.2	12.0	16.9

Total interest and related portfolio income	$37.5	$50.0	$46.7

      Interest and dividend income from BLX for the years ended December 31, 2005, 2004, and 2003, included interest and dividend income of $8.9 million, $25.4 million, and $17.5 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in BLX of $2.9 million and $51.7 million for the years ended December 31, 2005 and 2003, respectively, and a net decrease in unrealized appreciation of $32.3 million for the year ended December 31, 2004.
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
      At December 31, 2005, the Company had a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to BLX which matures on April 30, 2006. There was $10.0 million outstanding under this facility at December 31, 2005.
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
      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up to $40 million. At December 31, 2005 and 2004, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      As the controlling equity owner of BLX, the Company has provided an unconditional guaranty to the BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on BLX’s three-year $275.0 million revolving credit facility, which includes a sub-facility for the issuance of letters of credit for up to a total of $50.0 million. The facility matures in January 2007. The amount guaranteed by the Company at December 31, 2005 and 2004, was $135.4 million and $94.6 million, respectively. This guaranty can be called by the lenders only in the event of a default by BLX. BLX was in compliance with the terms of its credit facility at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Company had also provided four standby letters of credit totaling $34.1 million and $35.6 million, respectively, in connection with four term securitization transactions completed by BLX. In consideration for providing the guaranty and the standby letters of credit, BLX paid the Company fees of $6.3 million, $6.0 million, and $4.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      The Hillman Companies, Inc. On March 31, 2004, the Company sold its control investment in Hillman, which was one of the Company’s largest investments, for a total transaction value of $510 million, including the repayment of outstanding debt and adding the value of Hillman’s outstanding trust preferred shares. The Company was repaid its existing $44.6 million in outstanding debt. Total consideration to the Company from the sale at closing, including the repayment of debt, was $244.3 million, which included net cash proceeds of $196.8 million and the receipt of a new subordinated debt instrument of $47.5 million. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced the Company’s investment, and no gain or loss resulted from the transaction. For the year ended December 31, 2004, the Company realized a gain of $150.3 million on the transaction including a gain of $1.3 million realized after closing, resulting from post-closing adjustments, which provided additional cash consideration to the Company in the same amount.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”) At December 31, 2005, the Company owned bonds and preferred shares/income notes in two collateralized loan obligations (CLOs) totaling $89.3 million at value and bonds in one collateralized debt obligation (CDO) totaling $28.5 million at value. At December 31, 2004, the Company owned the preferred shares in one CLO totaling $23.9 million at value. These CLOs and CDO are managed by Callidus Capital Corporation.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes.
      At December 31, 2005, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 85% of the face value of the securities issued in these CLOs and CDO. At December 31, 2005 and 2004, the face value of the CLO and CDO preferred shares/income notes held by the Company were subordinate to approximately 86% and 91%, respectively, of the face value of the securities issued in these various CLOs and CDO.
      At December 31, 2005 and 2004, the Company owned CLO and CDO investments issued in three and one issuances, respectively, which had underlying collateral assets, consisting primarily of senior debt, that were issued by 336 issuers and 151 issuers, respectively, and had balances as follows:

	2005	2004
($ in millions)
Bonds	$230.7	$—
Syndicated Loans	704.0	377.0
Cash(1)	238.4	12.7

Total underlying collateral assets	$1,173.1	$389.7

(1)	Includes undrawn liability amounts.
     At December 31, 2005 and 2004, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company.
      The initial yields on the CLO and CDO bonds, preferred shares and income notes are based on the estimated future cash flows from the underlying collateral assets expected to be paid to these CLO and CDO classes. As each CLO and CDO bond, preferred share or income note ages, the estimated future cash flows will be updated based on the estimated performance of the underlying collateral assets, and the respective yield will be adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events that may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Loans and Debt Securities on Non-Accrual Status. At December 31, 2005 and 2004, private finance loans and debt securities at value not accruing interest were as follows:

	2005	2004
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$15,622	$34,374
Companies less than 5% owned	11,417	16,550
Loans and debt securities not in workout status
Companies more than 25% owned	58,047	29,368
Companies 5% to 25% owned	534	678
Companies less than 5% owned	49,458	15,864

Total	$135,078	$96,834

      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at December 31, 2005 and 2004, were as follows:

	2005	2004

Industry
Business services	45%	32%
Financial services	15	21
Consumer products	14	20
Industrial products	10	8
Retail	3	2
Healthcare services	2	8
Energy services	2	2
Broadcasting and cable	1	2
Other(1)	8	5

Total	100%	100%

Geographic Region(2)
West	34%	27%
Mid-Atlantic	29	40
Midwest	21	15
Southeast	12	14
Northeast	4	4

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds. These funds invest in senior debt representing a variety of industries.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Commercial Real Estate Finance
      At December 31, 2005 and 2004, the commercial real estate finance portfolio consisted of the following:

	2005			2004

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
CMBS bonds	$—	$—		$383,310	$373,805	14.6%
CDO bonds and preferred shares	—	—		212,590	212,573	16.8%
Commercial mortgage loans	103,878	102,569	7.6%	99,373	95,056	6.8%
Real estate owned	14,240	13,932		16,170	16,871
Equity interests	13,577	10,564		11,169	13,020

Total	$131,695	$127,065		$722,612	$711,325

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
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
      Services provided under the transition services agreement were completed on July 13, 2005. For the year ended December 31, 2005, the Company received a total of $1.4 million under the transition services agreement as reimbursement for employee and administrative expenses.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      CMBS. At December 31, 2004, CMBS bonds consisted of the following:

2004
($ in thousands)
Face	$1,043,688
Original issue discount	(660,378)

Cost	$383,310

Value	$373,805

      The underlying rating classes of the CMBS bonds at cost and value at December 31, 2004, were as follows:

	2004

			Percentage
			of Total
	Cost	Value	Value
($ in thousands)
AA	$4,669	$4,658	1.2%
A	4,549	4,539	1.2
BBB-	9,029	9,016	2.4
BB+	7,195	7,695	2.1
BB	5,940	5,952	1.6
BB-	7,490	7,676	2.1
B+	13,123	15,318	4.1
B	61,767	62,582	16.7
B-	89,341	88,099	23.6
CCC+	22,506	18,585	5.0
CCC	24,078	20,306	5.4
CCC-	—	—	—
CC	998	610	0.2
Unrated	132,625	128,769	34.4

Total	$383,310	$373,805	100.0%

      The CMBS bonds in which the Company invested were junior in priority for payment of interest and principal to the more senior tranches of the related CMBS bond issuance. Cash flow from the underlying mortgages was generally allocated first to the senior tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow was allocated, generally, among the other tranches in order of their relative seniority. To the extent there were defaults and unrecoverable losses on the underlying mortgages or the properties securing those mortgages resulting in reduced cash flows, the most subordinate tranche bore this loss first. At December 31, 2004, the face value of the CMBS bonds rated BBB- and below held by the Company were subordinate to 84% to 99% of the face value of the bonds issued in these various CMBS transactions. Given that the non-investment grade CMBS bonds in which the Company invested were junior in priority for payment of interest and principal, the Company invested in these CMBS bonds at a discount from the face amount of the bonds.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At December 31, 2004, the Company held CMBS bonds in 45 separate CMBS issuances. The underlying collateral pool, consisting of commercial mortgage loans and real estate owned (“REO”) properties, for these CMBS issuances consisted of the following at December 31, 2004:

2004
($ in millions)
Approximate number of loans and REO properties(1)	6,200
Total outstanding principal balance	$42,759
Loans over 30 days delinquent or classified as REO properties(2)	1.6%(3)

(1)	Includes approximately 39 REO properties obtained through the foreclosure of commercial mortgage loans at December 31, 2004.

(2)	As a percentage of total outstanding principal balance.

(3)	At December 31, 2004, the Company’s investments included bonds in the first loss, unrated bond class in 43 separate CMBS issuances. For these issuances, loans over 30 days delinquent or classified as REO properties were 1.7% of the total outstanding principal balance at December 31, 2004.
     The Company’s yield on its CMBS bonds was based upon a number of assumptions that were subject to certain business and economic uncertainties and contingencies. Examples include the timing and magnitude of credit losses on the mortgage loans underlying the CMBS bonds that are a result of the general condition of the real estate market, including vacancies, changes in market rental rates and tenant credit quality. The initial yield on each CMBS bond was generally computed assuming an approximate 1% loss rate on its underlying collateral mortgage pool, with the estimated losses being assumed to occur in three equal installments in years three, six, and nine. As each CMBS bond aged, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool was updated, and the respective yield was adjusted as appropriate. Changes in estimated yield were recognized as an adjustment to the estimated yield over the remaining life of the CMBS bonds from the date the estimated yield was changed.
      At December 31, 2004, the unamortized discount related to the CMBS bond portfolio was $660.4 million and the Company had set aside $346.5 million of this unamortized discount to absorb potential future losses. The yield on the CMBS bonds of 14.6% at December 31, 2004, assumed that this amount that has been set aside would not be amortized.
      At December 31, 2004, the Company had reduced the face amount and the original issue discount on the CMBS bonds for specifically identified losses of $110.3 million which had the effect of also reducing the amount of unamortized discount set aside to absorb potential future losses since those losses have now been recognized. The reduction of the face amount and the original issue discount on the CMBS bonds to reflect specifically identified losses did not result in a change in the cost basis of the CMBS bonds.
      The Company completed a securitization of $53.7 million of commercial mortgage loans during 2004. In connection with this securitization, the Company received proceeds, net of costs, of $54.0 million, which included cash, A and AA rated bonds, and LLC interests. The bonds and LLC interests are included in the CMBS portfolio at December 31, 2004. The realized gain from this securitization was $0.3 million.
      CDOs. At December 31, 2004, the Company owned BB+ rated bonds in one CDO totaling $5.9 million at value and preferred shares in nine CDOs totaling $206.7 million at value.
      The bonds and preferred shares of the CDOs in which the Company invested were junior in priority for payment of interest and principal to the more senior tranches of debt issued by the CDOs. Cash flow from the underlying collateral generally was allocated first to the senior bond tranches in order of priority, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow was

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
generally distributed to the preferred shareholders. To the extent there were defaults and unrecoverable losses on the underlying collateral that result in reduced cash flows, the preferred shares bore this loss first and then the bonds bore any loss after the preferred shares. At December 31, 2004, the Company’s bonds and preferred shares in the CDOs were subordinate to 70% to 98% of the more senior tranches of debt issued in the various CDO transactions. In addition, included in the CMBS collateral for the CDOs at December 31, 2004, were certain CMBS bonds that were senior in priority of repayment to certain lower rated CMBS bonds held directly by the Company.
      At December 31, 2004, the underlying collateral for the Company’s investment in the outstanding CDO issuances had balances as follows:

($ in millions)	2004

Investment grade REIT debt(1)	$1,532.5
Investment grade CMBS bonds(2)	918.8
Non-investment grade CMBS bonds(3)	1,636.4
Other collateral	355.8

Total collateral	$4,443.5

(1)	Issued by 44 REITs for the period presented.
(2)	Issued in 121 transactions for the period presented.
(3)	Issued in 109 transactions for the period presented.
     The initial yields on the CDO bonds and preferred shares were based on the estimated future cash flows from the assets in the underlying collateral pool to be paid to these CDO classes. As each CDO bond and preferred share aged, the estimated future cash flows were updated based on the estimated performance of the collateral, and the respective yield was adjusted as necessary.
      As of December 31, 2004 and 2003, the Company acted as the disposition consultant with respect to six and five, respectively, of the CDOs, which allowed the Company to approve disposition plans for individual collateral securities. For these services, the Company collected annual fees based on the outstanding collateral pool balance, and for the years ended December 31, 2004 and 2003, these fees totaled $1.7 million and $1.2 million, respectively.
      Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At December 31, 2005, approximately 97% and 3% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2004, approximately 94% and 6% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2005 and 2004, loans with a value of $20.8 million and $18.0 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
      Equity interests consist primarily of equity securities issued by privately owned companies that invest in single real estate properties. These equity interests may be subject to certain restrictions on their resale and are generally illiquid. Equity interests generally do not produce a current return, but are generally held in anticipation of investment appreciation and ultimate realized gain on sale.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at December 31, 2005 and 2004, were as follows:

	2005	2004

Property Type
Hospitality	37%	49%
Housing	30	5
Retail	16	21
Office	11	17
Other	6	8

Total	100%	100%

Geographic Region
Mid-Atlantic	31%	20%
Southeast	25	26
Midwest	21	30
West	18	16
Northeast	5	8

Total	100%	100%

Note 4. Debt
      At December 31, 2005 and 2004, the Company had the following debt:

	2005				2004

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$1,164,540	$1,164,540	6.2%		$981,368	$981,368	6.5%
SBA debentures	28,500	28,500	7.5%		84,800	77,500	8.2%
OPIC loan	—	—	—		5,700	5,700	6.6%

Total notes payable and debentures	1,193,040	1,193,040	6.3%		1,071,868	1,064,568	6.6%
Revolving line of credit	772,500	91,750	5.6	%(2)	552,500	112,000	4.7	%(2)

Total debt	$1,965,540	$1,284,790	6.5	%(3)	$1,624,368	$1,176,568	6.6	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees and other facility fees of $3.3 million and $1.8 million at December 31, 2005 and 2004, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At December 31, 2005, the notes had remaining maturities of four months to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
agreement. During the second quarter of 2005, the Company repaid $40.0 million of the unsecured notes payable.
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
      On November 15, 2004, the Company issued $252.5 million of five-year and $72.5 million of seven-year unsecured long-term notes, primarily to insurance companies. The five- and seven-year notes have fixed interest rates of 5.5% and 6.0%, respectively, and have substantially the same terms as the Company’s existing unsecured long-term notes. In addition, on November 15, 2004, $102.0 million of the Company’s existing unsecured long-term notes matured and the Company used the proceeds from the new long-term note issuance to repay this debt. During 2004, the Company also repaid $112.0 million of the unsecured notes payable that matured on May 1, 2004.
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
      SBA Debentures. At December 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.4%. At December 31, 2005, the debentures had remaining maturities of five to six years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the years ended December 31, 2005 and 2004, the Company repaid $49.0 million and $17.0 million, respectively, of the SBA debentures.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at December 31, 2005, were as follows:

Year	Amount Maturing

($ in thousands)
2006	$175,000
2007	—
2008	153,000
2009	267,040
2010	408,000
Thereafter	190,000

Total	$1,193,040

Revolving Line of Credit
      At December 31, 2005, the Company had an unsecured revolving line of credit with a committed amount of $772.5 million. The revolving line of credit, which closed on September 30, 2005, replaced the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
Company’s previous revolving line of credit and expires on September 30, 2008. The revolving line of credit may be expanded through new or additional commitments up to $922.5 million at the Company’s option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At December 31, 2004, the Company had an unsecured revolving line of credit with a committed amount of $552.5 million. During the second quarter of 2005, the Company extended the maturity of the line of credit to April 2006 under substantially similar terms, which required the payment of an extension fee of 0.3% on existing commitments of $587.5 million. The interest rate on outstanding borrowings increased by 0.50% during the extension period. During the extension period, the facility generally bore interest at a rate, at the Company’s option, equal to (i) the one-month LIBOR plus 2.00%, (ii) the Bank of America, N.A. cost of funds plus 2.00% or (iii) the higher of the Bank of America, N.A. prime rate plus 0.50% or the Federal Funds rate plus 1.00%. During the extension period, the facility required an annual commitment fee equal to 0.25% of the committed amount.
      The annual cost of commitment fees and other facility fees was $3.3 million and $1.8 million at December 31, 2005 and 2004, respectively.
      The average debt outstanding on the revolving line of credit was $33.3 million and $75.2 million, respectively, for the years ended December 31, 2005 and 2004. The maximum amount borrowed under this facility and the weighted average stated interest rate for the years ended December 31, 2005 and 2004, were $263.3 million and 4.4%, respectively, and $353.0 million and 3.1%, respectively. At December 31, 2005, the amount available under the revolving line of credit was $643.6 million, net of amounts committed for standby letters of credit of $37.1 million issued under the credit facility.

Fair Value of Debt
      The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.3 billion and $1.2 billion at December 31, 2005 and 2004, respectively. The fair value of the Company’s debt was determined using market interest rates as of the balance sheet date for similar instruments.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of December 31, 2005 and 2004, the Company was in compliance with these covenants.
Note 5. Guarantees
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of December 31, 2005 and 2004, the Company had issued guarantees of debt, rental obligations, lease obligations and severance obligations

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
aggregating $148.6 million and $100.2 million, respectively, and had extended standby letters of credit aggregating $37.1 million and $44.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $185.7 million and $144.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, $2.5 million and $0.8 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.
      As of December 31, 2005, the guarantees and standby letters of credit expired as follows:

	Total	2006	2007	2008	2009	2010	After 2010
(in millions)
Guarantees	$148.6	$1.3	$136.2	$3.1	$2.5	$—	$5.5
Standby letters of credit(1)	37.1	0.1	—	37.0	—	—	—

Total	$185.7	$1.4	$136.2	$40.1	$2.5	$—	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At December 31, 2005, the Company had outstanding commitments to fund investments totaling $302.8 million, including $221.6 million related to private finance investments and $81.2 related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $11.4 million at December 31, 2005.
Note 6. Shareholders’ Equity
      Sales of common stock for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005(1)	2004	2003
(in thousands)
Number of common shares	—	3,000	18,700

Gross proceeds	$—	$75,000	$442,680
Less costs, including underwriting fees	—	(4,749)	(20,675)

Net proceeds	$—	$70,251	$422,005

(1)	The Company did not sell any common stock during the year ended December 31, 2005.
     The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Centers, Inc. during the year ended December 31, 2005, 0.1 million shares of common stock with a value of $3.2 million as consideration for an investment in Legacy Partners Group, LLC during the year ended December 31, 2004, and 32 thousand shares of common stock with a value of $0.9 million as consideration for an investment in Callidus Capital Corporation for the year ended December 31, 2003.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      The Company issued 3.0 million shares, 1.6 million shares, and 0.4 million shares of common stock upon the exercise of stock options during the years ended December 31, 2005, 2004, and 2003, respectively.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the years ended December 31, 2005, 2004, and 2003, the Company issued new shares in order to satisfy dividend reinvestment requests.
      Dividend reinvestment plan activity for the years ended December 31, 2005, 2004, and 2003, was as follows:

	2005	2004	2003
(in thousands, except per share amounts)
Shares issued	331	222	279
Average price per share	$28.00	$26.34	$23.60
Note 7. Earnings Per Common Share
      Earnings per common share for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
(in thousands, except per share amounts)
Net increase in net assets resulting from operations	$872,814	$249,486	$192,011
Less preferred stock dividends	(10)	(62)	(210)

Income available to common shareholders	$872,804	$249,424	$191,801

Weighted average common shares outstanding — basic	134,700	129,828	116,747
Dilutive options outstanding to officers	2,574	2,630	1,604

Weighted average common shares outstanding — diluted	137,274	132,458	118,351

Basic earnings per common share	$6.48	$1.92	$1.64

Diluted earnings per common share	$6.36	$1.88	$1.62

Note 8. Employee Compensation Plans
      The Company’s 401(k) retirement investment plan is open to all of its full-time employees who are at least 21 years of age. The employees may elect voluntary pre-tax wage deferrals ranging from 0% to 100% of eligible compensation for the year up to $14 thousand annually for the 2005 plan year. Plan participants who were age 50 or older during the 2005 plan year were eligible to defer an additional $4 thousand during the year. The Company makes contributions to the 401(k) plan of up to 5% of each participant’s eligible compensation for the year up to a maximum compensation permitted by the IRS, which fully vests at the time of contribution. For the year ended December 31, 2005, the maximum compensation was $0.2 million. Employer contributions that exceed the IRS limitation are directed to the participant’s deferred compensation plan account. Total 401(k) contribution expense for the years ended December 31, 2005, 2004, and 2003, was $1.0 million, $0.9 million, and $0.7 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
      The Company also has a deferred compensation plan. Eligible participants in the deferred compensation plan may elect to defer some of their compensation and have such compensation credited to a participant account. In addition, the Company makes contributions to the deferred compensation plan on compensation deemed ineligible for a 401(k) contribution. Contribution expense for the deferred compensation plan for the years ended December 31, 2005, 2004, and 2003, was $0.7 million, $0.7 million, and $0.4 million, respectively. All amounts credited to a participant’s account are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the deferred compensation plan are at all times 100% vested and non-forfeitable. A participant’s account shall become distributable upon his or her separation from service, retirement, disability, death, or at a future determined date. All deferred compensation plan accounts will be distributed in the event of a change of control of the Company or in the event of the Company’s insolvency. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at December 31, 2005 and 2004, totaled $16.6 million and $16.1 million, respectively.
      The Company has an Individual Performance Award (“IPA”) plan, which was established as a long-term incentive compensation program for certain officers in the first quarter of 2004. In conjunction with the program, the Board of Directors has approved a non-qualified deferred compensation plan (“DCP II”), which is administered through a trust by a third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the years ended December 31, 2005 and 2004, 0.3 million shares and 0.5 million shares, respectively, were purchased in the DCP II.
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
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At December 31, 2005 and 2004, common stock held in DCP II was $19.5 million and $13.5 million, respectively, and the IPA liability was $22.3 million and $13.1 million, respectively.
      The IPA expenses for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004
($ in millions)
IPA contributions	$7.0	$13.4
IPA mark to market expense (benefit)	2.0	(0.4)

Total IPA expense	$9.0	$13.0

      The Company also has an individual performance bonus (“IPB”) plan which was established in 2005. The IPB for 2005 was distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remained employed by the Company. If a recipient terminated employment during the year, any remaining cash payments under the IPB were forfeited. For the year ended December 31, 2005, the IPB expense was $6.9 million. The IPA and IPB expenses are included in employee expenses.
Note 9. Stock Option Plan

The Option Plan
      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted to officers generally vest ratably over a three- to five-year period. Options granted to non-officer directors vest on the grant date.
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
      At December 31, 2005, there were 32.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 3.0 million. At December 31, 2004, there were 32.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 7.9 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      Information with respect to options granted, exercised and forfeited under the Option Plan for the years ended December 31, 2005, 2004, and 2003, was as follows:

		Weighted
		Average
		Exercise Price
	Shares	Per Share
(in thousands, except per share amounts)
Options outstanding at January 1, 2003	14,689	$20.57

Granted	1,045	$22.74
Exercised	(408)	$21.01
Forfeited	(442)	$21.66

Options outstanding at December 31, 2003	14,884	$20.68

Granted	8,170	$28.34
Exercised	(1,635)	$19.73
Forfeited	(1,059)	$26.07

Options outstanding at December 31, 2004	20,360	$23.55

Granted	6,815	$27.37
Exercised	(2,988)	$22.32
Forfeited	(1,928)	$27.83

Options outstanding at December 31, 2005	22,259	$24.52

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
	Total	Remaining	Average	Total	Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

(in thousands, except per share amounts and years)
$16.81 — $17.75	2,244	4.36	$16.92	2,244	$16.92
$17.88 — $21.38	2,056	2.23	$20.99	2,056	$20.99
$21.52	3,423	6.95	$21.52	3,423	$21.52
$21.59 — $24.15	2,334	6.17	$22.07	2,072	$21.92
$24.44 — $26.80	1,965	8.45	$26.14	1,023	$26.16
$27.00 — $27.38	240	8.17	$27.12	125	$27.15
$27.51	5,575	9.59	$27.51	—	$—
$28.98	4,422	8.19	$28.98	2,205	$28.98

	22,259	7.22	$24.52	13,148	$22.38

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      The Company accounts for its stock options as required by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly no compensation cost has been recognized as the exercise price equals the market price on the date of grant.
     Notes Receivable from the Sale of Common Stock
      As a business development company under the Investment Company Act of 1940, the Company is entitled to provide and has provided loans to the Company’s officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to its executive officers. The outstanding loans are full recourse, have varying terms not exceeding ten years, bear interest at the applicable federal interest rate in effect at the date of issue and have been recorded as a reduction to shareholders’ equity. At December 31, 2005 and 2004, the Company had outstanding loans to officers of $3.9 million and $5.5 million, respectively. Officers with outstanding loans repaid principal of $1.6 million, $13.2 million, and $6.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively. The Company recognized interest income from these loans of $0.2 million, $0.5 million, and $1.3 million, respectively, during these same periods. This interest income is included in interest and dividends for companies less than 5% owned.
Note 10. Dividends and Distributions and Taxes
      For the years ended December 31, 2005, 2004, and 2003, the Company declared the following distributions:

	2005		2004		2003

	Total	Total Per	Total	Total Per	Total	Total Per
	Amount	Share	Amount	Share	Amount	Share

(in thousands, except per share amounts)
First quarter	$76,100	$0.57	$73,357	$0.57	$62,971	$0.57
Second quarter	76,229	0.57	73,465	0.57	64,503	0.57
Third quarter	78,834	0.58	74,010	0.57	68,685	0.57
Fourth quarter	79,247	0.58	75,833	0.57	71,679	0.57
Extra dividend	4,099	0.03	2,661	0.02	—	—

Total distributions to common shareholders	$314,509	$2.33	$299,326	$2.30	$267,838	$2.28

      For income tax purposes, distributions for 2005, 2004, and 2003, were composed of the following:

	2005		2004		2003

	Total	Total Per	Total	Total Per	Total	Total Per
	Amount	Share	Amount	Share	Amount	Share

(in thousands, except per share amounts)
Ordinary income	$157,255	$1.17	$145,365	$1.12	$212,272	$1.81
Long-term capital gains	157,254	1.16	153,961	1.18	55,566	0.47

Total distributions to common shareholders(1)(2)(3)	$314,509	$2.33	$299,326	$2.30	$267,838	$2.28

(1)	For the years ended December 31, 2005, 2004 and 2003, ordinary income included dividend income of approximately $0.03 per share, $0.04 per share, and $0.05 per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate. For the year ended December 31, 2005, capital gain income subject to the 25% rate on unrecognized Code section 1250 gains was $0.0097 per share.

(2)	For the year ended December 31, 2005, ordinary income that was classified as excess inclusion was $0.0063 per share.

(3)	For certain eligible corporate shareholders, the dividend received deduction for 2005, 2004 and 2003 was $0.034 per share, $0.038 per share, and $0.044 per share, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
     The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

($ in thousands)	(ESTIMATED)(1)
Financial statement net increase in net assets resulting from operations	$872,814	$249,486	$192,011
Adjustments:
Net change in unrealized appreciation or depreciation	(462,092)	68,712	78,466
Amortization of discounts and fees	17,527	(5,420)	948
Interest- and dividend-related items	1,084	6,277	(2,400)
Employee compensation-related items	2,449	7,081	2,902
Net income (loss) from partnerships and limited liability companies(2)	24,753	8,646	(1,316)
Realized gains recognized (deferred) through installment treatment(3)	954	(33,733)	—
Net loss from consolidated SBIC subsidiary	(10,677)	15,223	—
Net (income) loss from consolidated taxable subsidiary, net of tax	(5,022)	(1,008)	3,864
Other, including excise tax	10,520	7,913	(8,160)

Taxable income	$452,310	$323,177	$266,315

(1)	The Company’s taxable income for 2005 is an estimate and will not be finally determined until the Company files its 2005 tax return in September 2006. Therefore, the final taxable income may be different than this estimate.

(2)	Includes taxable income passed through to the Company from Business Loan Express, LLC in excess of interest and related portfolio income from BLX included in the financial statements totaling $15.4 million, $10.0 million, and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 3 for additional related disclosure.

(3)	2004 includes the deferral of long-term capital gains through installment treatment related to the Company’s sale of its control equity investment in Hillman.
     Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.
      The Company must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. The Company has distributed and currently intends to distribute or retain through a deemed distribution sufficient dividends to eliminate taxable income. Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
distributed in the current year. For income tax purposes, distributions for 2005, 2004, and 2003, were made from taxable income as follows:

($ in thousands)	2005	2004	2003

	(ESTIMATED)(1)
Taxable income	$452,310	$323,177	$266,315
Taxable income earned in current year and carried forward for distribution in next year(2)	(163,810)	(26,009)	(2,158)
Taxable income earned in prior year and carried forward and distributed in current year	26,009	2,158	3,681

Total distributions to common shareholders	$314,509	$299,326	$267,838

(1)	The Company’s taxable income for 2005 is an estimate and will not be finally determined until the Company files its 2005 tax return in September 2006. Therefore, the final taxable income and the taxable income earned in 2005 and carried forward for distribution in 2006 may be different than this estimate.

(2)	Estimated taxable income for 2005 includes undistributed income of $163.8 million that is being carried over for distribution in 2006, which included approximately $72.4 million of ordinary income and $91.4 million of net long-term capital gains. Taxable income for 2004 included undistributed income of $26.0 million that was carried over for distribution in 2005, which included $5.6 million of ordinary income and $20.4 million of net long-term capital gains.
     The Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company’s 2005 (estimated) and 2004 annual taxable income was in excess of its dividend distributions from such taxable income in 2005 and 2004, and accordingly, the Company accrued an excise tax of $6.2 million and $1.0 million, respectively, on the excess taxable income carried forward.
      The Company’s undistributed book earnings of $112.3 million as of December 31, 2005, resulted from undistributed ordinary income and long-term capital gains. The Company’s undistributed book earnings of $12.1 million as of December 31, 2004, primarily resulted from undistributed long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from the current year into the next year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes as discussed above.
      At December 31, 2005 and 2004, the aggregate gross unrealized appreciation of the Company’s investments above cost for federal income tax purposes was $781.2 million (estimated) and $323.3 million, respectively. At December 31, 2005 and 2004, the aggregate gross unrealized depreciation of the Company’s investments below cost for federal income tax purposes was $304.2 million (estimated) and $265.0 million, respectively. The aggregate net unrealized appreciation of the Company’s investments over cost for federal income tax purposes was $477.0 million (estimated) and $58.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the aggregate cost of securities, for federal income tax purposes was $3.1 billion (estimated) and $3.0 billion, respectively.
      The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the years ended December 31, 2005, 2004, and 2003, AC Corp’s income tax expense (benefit) was $5.3 million, $1.0 million, and ($2.5) million, respectively. For the years ended December 31, 2005, 2004, and 2003, paid in capital was increased for the tax benefit of amounts deducted for tax purposes but not for financial reporting purposes primarily related to stock-based compensation by $3.7 million, $3.8 million, and $0.3 million, respectively.
      The net deferred tax asset at December 31, 2005, was $4.1 million, consisting of deferred tax assets of $8.9 million and deferred tax liabilities of $4.8 million. The net deferred tax asset at December 31, 2004,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
was $6.1 million, consisting of deferred tax assets of $10.0 million and deferred tax liabilities of $3.9 million. Deferred tax assets primarily relate to loss carry forwards and deferred compensation. Deferred tax liabilities primarily relate to depreciation. Management believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance at December 31, 2005, 2004, or 2003.
Note 11. Cash
      The Company places its cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.
      At December 31, 2005 and 2004, cash consisted of the following:

	2005	2004
($ in thousands)
Cash	$33,436	$57,576
Less escrows held	(2,073)	(416)

Total cash	$31,363	$57,160

Note 12. Supplemental Disclosure of Cash Flow Information
      The Company paid interest of $75.2 million, $74.6 million, and $73.8 million, for the years ended December 31, 2005, 2004, and 2003, respectively.
      Principal collections related to investment repayments or sales include the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $8.4 million, $11.4 million, and $17.6 million, for the years ended December 31, 2005, 2004, and 2003, respectively.
      Non-cash operating activities for the year ended December 31, 2005, included the following:

•	the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests (see Note 3);

•	the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million;

•	the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (“GAC”) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC. During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.
      Non-cash operating activities for the year ended December 31, 2004, included the following:

•	notes or other securities received as consideration from the sale of investments of $56.6 million. The notes received for the year ended December 31, 2004, included a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Supplemental Disclosure of Cash Flow Information, continued

Hillman to a third party, which reduced its investment, and no gain or loss resulted from the transaction;

•	an exchange of $93.7 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage;

•	an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation;

•	an exchange of existing debt securities with a cost basis of $13.1 million for new debt of $11.3 million with the remaining cost basis attributed to equity in Fairchild Industrial Products Company;

•	an exchange of existing loans with a cost basis of $11.1 million for a new loan and equity in Gordian Group, Inc.;

•	the repayment in kind of $12.7 million of existing debt in American Healthcare Services, Inc. with $10.0 million of debt in MedBridge Healthcare, LLC and $2.7 million of debt and equity from other companies;

•	an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC;

•	GAC acquired certain assets of Galaxy out of bankruptcy during the third quarter of 2004. The Company exchanged its $50.7 million outstanding debt in Galaxy for debt and equity in GAC to facilitate the asset acquisition; and

•	$25.5 million of CMBS bonds and LLC interests received from the securitization of commercial mortgage loans.
      Non-cash operating activities for the year ended December 31, 2003, included transfers of commercial mortgage loans and real estate owned in the repayment of the Company’s residual interest totaling $69.3 million, real estate owned received in connection with foreclosure on commercial mortgage loans of $9.1 million, receipt of commercial mortgage loans in satisfaction of private finance loans and debt securities of $9.1 million, and receipt of a note as consideration from the sale of real estate owned of $3.0 million.
      Non-cash financing activities included dividend reinvestment totaling $9.3 million, $5.8 million, and $6.6 million, for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, the non-cash financing activities included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc. for the year ended December 31, 2005, the issuance of $3.2 million of the Company’s common stock as consideration for an investment in Legacy Partners Group, LLC for the year ended December 31, 2004, and the issuance of $0.9 million of the Company’s common stock as consideration for an investment in Callidus Capital Corporation for the year ended December 31, 2003.
Note 13. Hedging Activities
      The Company has invested in commercial mortgage loans and CMBS and CDO bonds that were purchased at prices that are based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of the commercial mortgage loans and CMBS and CDO bonds. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Hedging Activities, continued
market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of December 31, 2005 and 2004, consisted of the following:

($ in thousands)
Description of Issue	2005	2004

5-year Treasury securities, due December 2009	$—	$533
5-year Treasury securities, due April 2010	17,666	—
10-year Treasury securities, due February 2013	—	3,908
10-year Treasury securities, due February 2014	—	4,709
10-year Treasury securities, due August 2014	—	14,743
10-year Treasury securities, due November 2014	—	14,333

Total	$17,666	$38,226

      As of December 31, 2005 and 2004, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.4 million and $0.3 million, respectively.
      The net proceeds related to the sales of the borrowed Treasury securities were $17.9 million and $38.5 million at December 31, 2005 and 2004, respectively. Under the terms of the transactions, the Company had received cash payments of $0.2 million and $0.3 million at December 31, 2005 and 2004, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of December 31, 2005, the repurchase agreements were due on January 6, 2006, and had a weighted average interest rate of 3.3%. The weighted average interest rate on the repurchase agreements as of December 31, 2004, was 1.3%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Financial Highlights

	At and for the Years
	Ended December 31,

	2005	2004	2003

Per Common Share Data(1)
Net asset value, beginning of year	$14.87	$14.94	$14.22

Net investment income(1)	1.00	1.52	1.65
Net realized gains(1)(2)	1.99	0.88	0.63

Net investment income plus net realized gains(1)	2.99	2.40	2.28
Net change in unrealized appreciation or depreciation(1)(2)	3.37	(0.52)	(0.66)

Net increase in net assets resulting from operations (1)	6.36	1.88	1.62

Net decrease in net assets from shareholder distributions	(2.33)	(2.30)	(2.28)
Net increase in net assets from capital share transactions(1)	0.27	0.35	1.38

Net asset value, end of year	$19.17	$14.87	$14.94

Market value, end of year	$29.37	$25.84	$27.88
Total return(3)	23.5%	1.1%	40.5%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,620,546	$1,979,778	$1,914,577
Common shares outstanding at end of year	136,697	133,099	128,118
Diluted weighted average common shares outstanding	137,274	132,458	118,351
Employee and administrative expenses/average net assets	6.58%	4.65%	3.50%
Total operating expenses/average net assets	9.99%	8.53%	8.06%
Net investment income/average net assets	6.08%	10.45%	11.51%
Net increase in net assets resulting from operations/ average net assets	38.68%	12.97%	11.33%
Portfolio turnover rate	47.72%	32.97%	31.12%
Average debt outstanding	$1,087,118	$985,616	$943,507
Average debt per share(1)	$7.92	$7.44	$7.97

(1)	Based on diluted weighted average number of common shares outstanding for the year.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from year to year.

(3)	Total return assumes the reinvestment of all dividends paid for the periods presented.
Note 15. Selected Quarterly Data (Unaudited)

	2005

($ in thousands, except per share amounts)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$94,919	$86,207	$94,857	$98,169
Net investment income	$38,752	$15,267	$46,134	$37,073
Net increase in net assets resulting from operations	$119,621	$311,885	$113,168	$328,140
Basic earnings per common share	$0.90	$2.33	$0.84	$2.40
Diluted earnings per common share	$0.88	$2.29	$0.82	$2.36

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Selected Quarterly Data (Unaudited), continued

	2004

	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$81,765	$87,500	$96,863	$100,962
Net investment income	$44,545	$48,990	$52,745	$54,678
Net increase in net assets resulting from operations	$20,308	$95,342	$85,999	$47,837
Basic earnings per common share	$0.16	$0.74	$0.67	$0.36
Diluted earnings per common share	$0.15	$0.73	$0.66	$0.35
Note 16. Litigation
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.
Item 9A. Controls and Procedures.
      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the year covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
      (b) Management’s Annual Report on Internal Control over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting.” Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in the report that is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.
      (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.
      (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
      None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
      Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors — Committees of the Board of Directors” and “Proposal 1. Election of Directors — Information about Executive Officers” of our definitive proxy statement in connection with its 2006 Annual Meeting of Stockholders, scheduled to be held on May 16, 2006, (the “2006 Proxy Statement”).
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

      Any waivers of the Code of Business Conduct must be approved, in advance, by our Board of Directors. Any amendments to, or waivers from, the Code of Business Conduct that apply to our executive officers and directors will be posted on our website located at www.alliedcapital.com.
      Our common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that the company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after the 2005 annual meeting of stockholders, William L. Walton, our Chairman and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.
Item 11. Executive Compensation.
      Information in response to this Item is incorporated by reference to the subsection “Proposal 1. Election of Directors — Compensation of Directors and Certain Executive Officers” of the 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information in response to this Item is incorporated by reference to the subsections “Proxy Statement — Security Ownership of Management and Certain Beneficial Owners” of the 2006 Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
      Information in response to this Item is incorporated by reference to the section “Proposal 1. Election of Directors — Certain Relationships and Related Transactions” of the 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
      Information in response to this Item is incorporated by reference to the subsections “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to KPMG LLP for 2005 and 2004” and “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Report of the Audit Committee” of the 2006 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:

1. The following financial statements are filed herewith under Item 8:

Management’s Report on Internal Control Over Financial Reporting

Reports of the Independent Registered Public Accounting Firm

Consolidated Balance Sheet — December 31, 2005 and 2004

Consolidated Statement of Operations — For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statement of Changes in Net Assets — For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statement of Cash Flows — For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statement of Investments — December 31, 2005

Notes to Consolidated Financial Statements

2. The following financial statement schedules are filed herewith:
           Schedule 12-14 of Investments in and Advances to Affiliates.

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.5		Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 10-Q for the period ended June 30, 1999).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 28, 2001, between Allied Capital and Fleet National Bank and Business Loan Express, Inc. (Incorporated by reference to Exhibit f.14 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form N-2 (File No. 333-43534) filed on May 15, 2001).

Exhibit
Number		Description

10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)*	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006.
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)*	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006.
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Recission of Retention Agreement, dated October 27, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s current report on Form 8-K filed on November 1, 2005).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10	.26*	Custodian Agreement with Chevy Chase Trust.
10	.27*	Custodian Agreement with Bank of America.
10	.28*	Code of Ethics.
10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).

Exhibit
Number		Description

10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
     A.C. Corporation                                                                 Delaware
     Allied Investments L.P.                                                       Maryland
     Allied Investments, LLC                                                      Delaware
     Allied Capital REIT, Inc.                                                     Maryland
     Allied Capital Holdings LLC                                               Delaware
Allied Capital Beteiligungsberatung GmbH (inactive) Germany
23	*	Report and Consent of KPMG LLP, independent registered public accounting firm.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

/s/ William L. Walton

William L. Walton
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ William L. Walton William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ Ann Torre Bates Ann Torre Bates	Director	March 10, 2006

/s/ Brooks H. Browne Brooks H. Browne	Director	March 10, 2006

/s/ John D. Firestone John D. Firestone	Director	March 10, 2006

/s/ Anthony T. Garcia Anthony T. Garcia	Director	March 10, 2006

/s/ Lawrence I. Hebert Lawrence I. Hebert	Director	March 10, 2006

/s/ John I. Leahy John I. Leahy	Director	March 10, 2006

/s/ Robert E. Long Robert E. Long	Director	March 10, 2006

/s/ Alex J. Pollock Alex J. Pollock	Director	March 10, 2006

/s/ Marc F. Racicot Marc F. Racicot	Director	March 10, 2006

/s/ Guy T. Steuart II Guy T. Steuart II	Director	March 10, 2006

Title
Signature	(Capacity)	Date

/s/ Joan M. Sweeney Joan M. Sweeney	Director	March 10, 2006

/s/ Laura W. van Roijen Laura W. van Roijen	Director	March 10, 2006

/s/ Penni F. Roll Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

EXHIBIT INDEX

Exhibit
Number		Description

10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006.
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006.
10.26		Custodian Agreement with Chevy Chase Trust.
10.27		Custodian Agreement with Bank of America.
10.28		Code of Ethics.
23		Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest
PRIVATE FINANCE		or Dividends
Portfolio Company		Credited		December 31, 2004	Gross	Gross	December 31, 2005
(in thousands)	Investment (1)	to Income(7)	Other(2)	Value	Additions (3)	Reductions (4)	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Senior Loan(5)			$—	$—	$—	$—
(Telecommunications)	Subordinated Debt(5)			—	—	—	—
	Equity Interests			1,230	—	(1,230)	—
	Common Stock			—	—	—	—

Advantage Sales & Marketing, Inc.	Subordinated Debt	$7,205		59,729	58	—	59,787
(Business Services)	Subordinated Debt	23,647		125,498	3,361	(4,859)	124,000
	Common Stock			97,724	378,854	—	476,578

Alaris Consulting, LLC	Senior Loan(5)	(64)		4,663	3,530	(8,193)	—
(Business Services)	Equity Interests			—	140	(140)	—

American Healthcare Services, Inc. and Affiliates	Senior Loan(5)	(1)	$1	4,225	123	(251)	4,097
(Healthcare Services)

Avborne, Inc.	Subordinated Debt	(78)		1,092	—	(1,092)	—
(Business Services)	Preferred Stock			7,320	7,052	(13,480)	892
	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	2,401	(2,401)	—
(Business Services)	Common Stock			—	—	—	—

Business Loan Express, LLC	Subordinated Debt	15		—	10,000	—	10,000
(Financial Services)	Subordinated Debt	1		44,615	160	(44,775)	—
	Class A Equity Interests	14,282		53,862	6,831	—	60,693
	Class B Equity Interests *	13,999		98,741	48,169	—	146,910
	Class C Equity Interests			137,988	1,533	—	139,521

Callidus Capital Corporation	Senior Loan	1,996		42,213	138,300	(180,513)	—
(Financial Services)	Senior Loan	113		66	3,201	(2,667)	600
	Subordinated Debt	819		4,051	781	—	4,832
	Common Stock			3,600	4,368	—	7,968

Diversified Group Administrators, Inc.	Preferred Stock			—	728	—	728
(Business Services)	Preferred Stock			—	841	—	841
	Common Stock			—	502	—	502

Fairchild Industrial Products Company	Senior Loan	316		7,038	—	(7,038)	—
(Industrial Products)	Subordinated Debt	255		3,833	—	(3,833)	—
	Common Stock			2,123	—	(2,123)	—

Financial Pacific Company	Subordinated Debt	12,168		68,473	1,431	—	69,904
(Financial Services)	Preferred Stock			10,448	2,668	—	13,116
	Common Stock			14,819	29,361	—	44,180

ForeSite Towers, LLC	Equity Interests *	2,450		21,511	3,574	(15,335)	9,750
(Tower Leasing)

Global Communications, LLC	Senior Loan (5)	361		13,990	2,320	(353)	15,957
(Business Services)	Subordinated Debt (5)	472		10,472	726	—	11,198
	Preferred Equity Interest			14,609	—	(10,306)	4,303
	Options			2,161	—	(2,161)	—

Gordian Group, Inc.	Senior Loan(5)	(3)		7,381	2,000	(5,220)	4,161
(Business Services)	Common Stock			—	722	(722)	—

HealthASPex, Inc.	Preferred Stock			700	—	(700)	—
(Business Services)	Preferred Stock			1,753	—	(1,753)	—
	Common Stock			—	—	—	—

Healthy Pet Corp.	Senior Loan	96		—	4,100	(14)	4,086
(Consumer Services)	Subordinated Debt	1,964		—	38,535	—	38,535
	Common Stock			—	25,766	—	25,766

HMT, Inc.	Subordinated Debt	531		9,314	686	(10,000)	—
(Energy Services)	Preferred Stock			2,537	149	(49)	2,637
	Common Stock			3,610	1,733	—	5,343
	Warrants			1,390	667	—	2,057

See related footnotes at the end of this schedule.

		Amount of Interest
PRIVATE FINANCE		or Dividends
Portfolio Company		Credited		December 31, 2004	Gross	Gross	December 31, 2005
(in thousands)	Investment (1)	to Income(7)	Other(2)	Value	Additions (3)	Reductions (4)	Value

Housecall Medical Resources, Inc.	Subordinated Debt	$1,463		$15,610	$326	$(15,936)	$—
(Healthcare Services)	Common Stock			31,898	—	(31,898)	—

Impact Innovations Group, LLC	Equity Interests in Affiliate			772	—	(30)	742
(Business Services)

Insight Pharmaceuticals Corporation	Senior Loan	3,917		66,115	355	(66,470)	—
(Consumer Products)	Subordinated Debt	7,156		57,213	58,876	(57,791)	58,298
	Preferred Stock			25,000	1,791	—	26,791
	Common Stock			6,325	—	(6,089)	236

Jakel, Inc.	Subordinated Debt (5)			13,742	—	(13,742)	—
(Industrial Products)	Preferred Stock			836	—	(836)	—
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Senior Loan (5)			6,647	1,000	(2,618)	5,029
(Financial Services)	Subordinated Debt (5)			1,896	—	(1,896)	—
	Equity Interests			—	1,500	(1,500)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	42		715	—	(94)	621
(Business Services)	Equity Interest			2,596	54	(424)	2,226

Maui Body Works, Inc.	Common Stock			1,080	155	(1,235)	—
(Healthcare Services)

Mercury Air Centers, Inc.	Senior Loan	2,383		20,000	11,720	—	31,720
(Business Services)	Subordinated Debt	6,374		34,613	12,011	(105)	46,519
	Common Stock			31,214	57,684	—	88,898

MVL Group, Inc.	Senior Loan	2,954		15,080	13,892	(1,754)	27,218
(Business Services)	Subordinated Debt	4,050		18,102	14,315	—	32,417
	Common Stock			9,800	—	(6,589)	3,211

Pennsylvania Avenue Investors, L.P.	Equity Interests			792	1,549	(477)	1,864
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan	4,442		23,192	8,850	(8,250)	23,792
(Consumer Products)	Subordinated Debt (5)			10,588	—	(3,224)	7,364
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Subordinated Debt	168		3,325	60	(3,385)	—
(Consumer Products)	Subordinated Debt	528		10,672	570	(11,242)	—
	Preferred Stock			11,664	433	—	12,097
	Warrants			584	—	(84)	500

Service Champ, Inc.	Subordinated Debt	2,956		—	26,906	—	26,906
(Business Services)	Common Stock			—	13,662	(343)	13,319

Staffing Partners Holding Company, Inc.	Subordinated Debt (5)		$741	7,084	—	(741)	6,343
(Business Services)	Preferred Stock			1,961	—	(149)	1,812
	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Startec Global Communications Corporation	Senior Loan	2,080		16,521	8,800	(3,636)	21,685
(Telecommunications)	Common Stock			7,800	—	(7,800)	—

STS Operating, Inc.	Subordinated Debt	1,365		6,276	8,662	(8,345)	6,593
(Industrial Products)	Common Stock			9,632	55,331	—	64,963
	Options			—	560	—	560

Triview Investments, Inc.	Senior Loan	20		—	7,449	—	7,449
(Broadcasting & Cable / Consumer Products)	Subordinated Debt	2,008		—	30,845	—	30,845
	Subordinated Debt (5)			7,517	23,003	(11,000)	19,520
	Common Stock			—	50,766	(21,595)	29,171

Total companies more than 25% owned		$122,450					$1,887,651

Companies 5% to 25% Owned

Air Evac Lifeteam	Subordinated Debt	$5,647		$39,964	$2,303	$—	$42,267
(Healthcare Services)	Equity Interests			1,092	2,933	—	4,025

Aspen Pet Products, Inc.	Subordinated Debt	3,789		18,784	1,175	—	19,959
(Consumer Products)	Preferred Stock			897	741	—	1,638
	Common Stock			—	17	—	17
	Warrants			—	—	—	—

Becker Underwood, Inc.	Subordinated Debt	3,468		22,939	604	—	23,543
(Industrial Products)	Common Stock			5,000	812	(3,612)	2,200

The Debt Exchange Inc.	Preferred Stock			1,457	1,762	—	3,219
(Business Services)

MasterPlan, Inc.	Subordinated Debt	48		1,204	—	(1,204)	—
(Business Services)	Common Stock			3,300	—	(3,300)	—

MedBridge Healthcare, LLC	Senior Loan	200		7,000	93	—	7,093
(Healthcare Services)	Subordinated Debt(5)	225		4,311	499	(4,276)	534
	Convertible Subordinated Debt (5)	(1)	30	678	—	(678)	—
	Equity Interests			—	800	(800)	—

MortgageRamp, Inc.	Common Stock			903	—	(903)	—
(Business Services)

See related footnotes at the end of this schedule.

		Amount of Interest
PRIVATE FINANCE		or Dividends
Portfolio Company		Credited		December 31, 2004	Gross	Gross	December 31, 2005
(in thousands)	Investment (1)	to Income (7)	Other (2)	Value	Additions (3)	Reductions (4)	Value

Nexcel Synthetics, LLC	Subordinated Debt	$1,554		$10,211	$377	$—	$10,588
(Consumer Products)	Equity Interests			687	693	(13)	1,367

Packaging Advantage Corporation	Subordinated Debt	808		14,731	2,480	(17,211)	—
(Business Services)	Common Stock			1,479	—	(1,479)	—
	Warrants			597	23	(620)	—

Pres Air Trol LLC	Unitranche Debt	762		6,021	11	(212)	5,820
(Industrial Products)	Equity Interests			900	34	(616)	318

Progressive International Corporation	Subordinated Debt	1,202		7,221	155	—	7,376
(Consumer Products)	Preferred Stock			586	298	—	884
	Common Stock			13	—	—	13
	Warrants			—	—	—	—

Soteria Imaging Services, LLC	Subordinated Debt	1,467		8,340	5,107	—	13,447
(Healthcare Services)	Equity Interests			2,114	194	—	2,308

Universal Environmental Services, LLC	Unitranche Debt	1,875		12,099	13	(1,250)	10,862
(Business Services)	Equity Interests			1,864	328	(864)	1,328

Total companies 5% to 25% owned							$158,806

Companies less than 5% owned (6)

Border Foods, Inc.
(Consumer Products)	Subordinated Debt (5)	$880		12,510	211	(12,721)	—
	Preferred Stock			2,000	893	(2,893)	—
	Common Stock			—	—	—	—
	Warrants			—	245	(245)	—

Total		$21,924

This schedule should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2005, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio for the year ended December 31, 2005.

(1) Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2005.

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

(5) Loan or debt security is on non-accrual status at December 31, 2005, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the year may or may not have been on non-accrual status for the full year ended December 31, 2005.

(6) Data is included for these companies less than 5% owned at December 31, 2005, as these companies were included in the companies 5% to 25% owned category during the past year, however, due to changes in affiliation status were classified in the less than 5% owned category at December 31, 2005.

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