Form 10-Q
period 2006-03-31
ALLIED CAPITAL CORP
filed 2006-05-08
CIK 3906

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:
0-22832
ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation or Organization)	52-1081052 (IRS Employer Identification No.)
1919 Pennsylvania Avenue, N.W.
Washington, DC 20006
(Address of Principal Executive Offices)
     Registrant’s telephone number, including area code: (202) 721-6100

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On May 5, 2006, there were 139,984,212 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2006-$1,379,842; 2005-$1,489,782)	$1,388,855	$1,887,651
Companies 5% to 25% owned (cost: 2006-$342,144; 2005-$168,373)	341,645	158,806
Companies less than 5% owned (cost: 2006-$1,845,529; 2005-$1,448,268)	1,831,133	1,432,833

Total private finance (cost: 2006-$3,567,515; 2005-$3,106,423)	3,561,633	3,479,290
Commercial real estate finance (cost: 2006-$129,564; 2005-$131,695)	129,369	127,065

Total portfolio at value (cost: 2006-$3,697,079; 2005-$3,238,118)	3,691,002	3,606,355

U.S. Treasury bills	101,289	100,305
Investments in money market securities	139,764	121,967
Deposits of proceeds from sales of borrowed Treasury securities	17,534	17,666
Accrued interest and dividends receivable	50,034	60,366
Other assets	116,746	87,858
Cash	4,856	31,363

Total assets	$4,121,225	$4,025,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2006-$175,000; 2005-$175,000)	$1,181,245	$1,193,040
Revolving line of credit	93,000	91,750
Obligations to replenish borrowed Treasury securities	17,534	17,666
Accounts payable and other liabilities	99,633	102,878

Total liabilities	1,391,412	1,405,334

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 139,984 and 136,697 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	14	14
Additional paid-in capital	2,271,434	2,177,283
Common stock held in deferred compensation trust	(21,543)	(19,460)
Notes receivable from sale of common stock	(3,738)	(3,868)
Net unrealized appreciation (depreciation)	(20,223)	354,325
Undistributed earnings	503,869	112,252

Total shareholders’ equity	2,729,813	2,620,546

Total liabilities and shareholders’ equity	$4,121,225	$4,025,880

Net asset value per common share	$19.50	$19.17

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months
	Ended March 31,

	2006	2005
(in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$30,146	$28,251
Companies 5% to 25% owned	5,650	5,921
Companies less than 5% owned	53,085	50,773

Total interest and dividends	88,881	84,945

Loan prepayment premiums
Companies more than 25% owned	4,960	—
Companies 5% to 25% owned	—	—
Companies less than 5% owned	326	1,677

Total loan prepayment premiums	5,286	1,677

Fees and other income
Companies more than 25% owned	7,127	4,881
Companies 5% to 25% owned	2,716	70
Companies less than 5% owned	7,001	3,346

Total fees and other income	16,844	8,297

Total interest and related portfolio income	111,011	94,919

Expenses:
Interest	24,300	20,225
Employee	21,428	15,456
Stock options	3,606	—
Administrative	11,519	20,754

Total operating expenses	60,853	56,435

Net investment income before income taxes	50,158	38,484
Income tax expense (benefit), including excise tax	8,858	(268)

Net investment income	41,300	38,752

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	433,187	399
Companies 5% to 25% owned	(343)	(3)
Companies less than 5% owned	(9)	9,889

Total net realized gains	432,835	10,285
Net change in unrealized appreciation or depreciation	(374,548)	70,584

Total net gains (losses)	58,287	80,869

Net increase in net assets resulting from operations	$99,587	$119,621

Basic earnings per common share	$0.72	$0.90

Diluted earnings per common share	$0.70	$0.88

Weighted average common shares outstanding — basic	138,759	133,283

Weighted average common shares outstanding — diluted	141,738	135,579

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2006	2005
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$41,300	$38,752
Net realized gains	432,835	10,285
Net change in unrealized appreciation or depreciation	(374,548)	70,584

Net increase in net assets resulting from operations	99,587	119,621

Shareholder distributions:
Common stock dividends	(82,518)	(76,100)

Net decrease in net assets resulting from shareholder distributions	(82,518)	(76,100)

Capital share transactions:
Sale of common stock	82,970	—
Issuance of common stock for portfolio investments	—	7,200
Issuance of common stock in lieu of cash distributions	3,640	1,418
Issuance of common stock upon the exercise of stock options	3,935	2,618
Stock option expense	3,606	—
Net decrease in notes receivable from sale of common stock	130	50
Purchase of common stock held in deferred compensation trust	(2,121)	(1,886)
Distribution of common stock held in deferred compensation trust	38	—
Other	—	449

Net increase in net assets resulting from capital share transactions	92,198	9,849

Total increase (decrease) in net assets	109,267	53,370
Net assets at beginning of period	2,620,546	1,979,778

Net assets at end of period	$2,729,813	$2,033,148

Net asset value per common share	$19.50	$15.22

Common shares outstanding at end of period	139,984	133,563

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2006	2005
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$99,587	$119,621
Adjustments
Portfolio investments	(647,851)	(257,957)
Principal collections related to investment repayments or sales	340,410	158,262
Change in accrued or reinvested interest and dividends	2,061	(10,534)
Amortization of discounts and fees	(277)	(1,772)
Change in investments in money market securities	(16,726)	—
Stock option expense	3,606	—
Changes in other assets and liabilities	2,797	8,158
Depreciation and amortization	433	486
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(179,987)	152
Realized losses	3,651	4,418
Net change in unrealized (appreciation) or depreciation	374,548	(70,584)

Net cash provided by (used in) operating activities	(17,748)	(49,750)

Cash flows from financing activities:
Sale of common stock	82,970	—
Sale of common stock upon the exercise of stock options	3,935	2,618
Collections of notes receivable from sale of common stock	130	50
Borrowings under notes payable and debentures	—	—
Repayments on notes payable and debentures	(12,000)	(31,000)
Net borrowings under (repayments on) revolving line of credit	1,250	151,250
Purchase of common stock held in deferred compensation trust	(2,121)	(1,886)
Other financing activities	53	(12)
Common stock dividends and distributions paid	(82,976)	(77,343)

Net cash provided by (used in) financing activities	(8,759)	43,677

Net increase (decrease) in cash	(26,507)	(6,073)
Cash at beginning of period	31,363	57,160

Cash at end of period	$4,856	$51,087

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Senior Loan (6.0%, Due 12/07)(6)	$3,750	$3,750	$—
(Telecommunications)	Subordinated Debt (10.0%, Due 1/08)(6)	881	881	—
	Common Stock (23,513 shares)		27	—

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07) (6)	27,055	27,034	—
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Senior Loan (0.7%, Due 12/04 – 12/05) (6)	4,998	4,600	4,002
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		658	892
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Business Loan Express, LLC	Class A Equity Interests	62,532	62,532	62,532
(Financial Services)	Class B Equity Interests		119,436	136,090
	Class C Equity Interests		109,301	127,619
	Guaranty ($141,118 — See Note 3)
	Standby Letters of Credit ($34,050 — See Note 3)

Callidus Capital Corporation	Senior Loan (9.6%, Due 4/06 – 12/06)	7,480	7,480	7,480
(Financial Services)	Subordinated Debt (18.0%, Due 10/08)	5,049	5,049	5,049
	Common Stock (10 shares)		2,058	10,355

CR Brands, Inc.	Senior Loan (8.1%, Due 2/07)	37,219	37,048	37,048
(Consumer Products)	Subordinated Debt (16.6%, Due 2/13)	38,898	38,705	38,705
	Common Stock (37,200,551 shares)		33,321	37,431

Diversified Group Administrators, Inc.	Preferred Stock (1,000,000 shares)		700	714
(Business Services)	Preferred Stock (1,451,380 shares)		841	841
	Common Stock (1,451,380 shares)		—	571

Financial Pacific Company (Financial Services)	Subordinated Debt (17.4%, Due 2/12 – 8/12)	70,525	70,266	70,266
	Preferred Stock (10,964 shares)		10,276	13,771
	Common Stock (14,735 shares)		14,819	43,669

ForeSite Towers, LLC	Equity Interests		7,620	11,294
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07) (6)	$15,957	$15,957	$15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	11,336
	Preferred Equity Interest		14,067	554
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08) (6)	11,567	11,591	—
(Business Services)	Common Stock (1,000 shares)		6,762	—

Healthy Pet Corp.	Senior Loan (10.5%, Due 8/10)	16,738	16,738	16,738
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	43,257	43,086	43,086
	Common Stock (30,266 shares)		30,266	30,940

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	5,920
	Warrants		1,155	2,280

Impact Innovations Group, LLC (Business Services)	Equity Interests in Affiliate		—	869

Insight Pharmaceuticals Corporation	Subordinated Debt (16.1%, Due 9/12)	58,912	58,685	58,685
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	24,776
	Common Stock (6,200 shares)		6,325	—

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	14,442	14,442	1,066
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Senior Loan (14.0%, Due 5/09)(6)	7,646	7,646	5,122
(Financial Services)	Subordinated Debt (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		4,248	—

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	633	633	633
(Business Services)	Equity Interest		1,810	2,989

Mercury Air Centers, Inc.	Senior Loan (10.0%, Due 4/09)	35,720	35,720	35,720
(Business Services)	Subordinated Debt (16.0%, Due 4/09)	50,872	50,684	50,684
	Common Stock (57,970 shares)		35,053	93,600
	Standby Letters of Credit ($1,998)

MVL Group, Inc.	Senior Loan (12.1%, Due 7/09)	27,525	27,286	27,286
(Business Services)	Subordinated Debt (14.4%, Due 7/09)	33,114	32,653	32,653
	Common Stock (648,661 shares)		643	2,033

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/06)	38,715	29,867	29,867
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,224	8,457
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$27,214	$27,084	$27,084
(Business Services)	Common Stock (63,888 shares)		13,662	15,565

Staffing Partners Holding	Subordinated Debt (13.5%, Due 1/07)(6)	5,987	5,987	4,170
Company, Inc.	Preferred Stock (439,600 shares)		4,968	—
(Business Services)	Common Stock (69,773 shares)		50	—
	Warrants		10	—

Startec Global Communications	Senior Loan (10.0%, Due 5/07 – 5/09)	24,283	24,283	22,987
Corporation	Common Stock (19,180,000 shares)		37,255	—
(Telecommunications)

STS Operating, Inc.	Subordinated Debt (15.3%, Due 3/12)	6,593	6,593	6,593
(Industrial Products)	Common Stock (3,000,000 shares)		3,522	97,002
	Options		—	852

Triview Investments, Inc.(8)	Senior Loan (8.9%, Due 6/07)	14,325	14,295	14,295
(Broadcasting & Cable/	Subordinated Debt (15.0%, Due 7/12)	37,877	37,687	37,687
Consumer Products)	Subordinated Debt (16.8%, Due 7/08 –
	7/12)(6)	19,600	19,520	19,520
	Common Stock (202 shares)		93,906	30,883
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,379,842	$1,388,855

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$150,000	$149,258	$149,258
(Business Services)	Equity Interests		2,048	15,000

Air Evac Lifeteam LLC	Subordinated Debt (13.9%, Due 7/10)	42,627	42,488	42,488
(Healthcare Services)	Equity Interests		3,941	5,400

BB&T Capital Partners/Windsor	Equity Interests		5,867	5,867
Mezzanine Fund, LLC (5)
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	23,790	23,698	23,698
(Industrial Products)	Common Stock (5,073 shares)		5,813	1,500

BI Incorporated	Senior Loan (8.1%, Due 2/13)	5,000	4,891	4,891
(Business Services)	Subordinated Debt (13.5%, Due 2/14)	30,000	29,852	29,852
	Common Stock (40,000 shares)		4,000	4,000

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $66.5 million and value of $15.8 million and Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $86.6 million. The guaranty and standby letter of credit relate to Longview Cable & Data, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedBridge Healthcare, LLC	Senior Loan (4.0%, Due 8/09)(6)	$7,164	$7,164	$5,154
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	—
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,302	—

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	10,711	10,685	10,685
(Consumer Products)	Equity Interests		1,708	1,482

Pres Air Trol LLC	Unitranche Debt (12.0%, Due 4/10)(6)	5,911	5,583	5,583
(Industrial Products)	Equity Interests		1,361	328

Progressive International	Subordinated Debt (16.0%, Due 12/09)	7,439	7,415	7,415
Corporation	Preferred Stock (500 shares)		500	902
(Consumer Products)	Common Stock (197 shares)		13	300
	Warrants		—	—

Soteria Imaging Services, LLC	Subordinated Debt (11.8%, Due 11/10)	14,500	13,480	13,480
(Healthcare Services)	Equity Interests		2,159	2,354

Universal Environmental Services, LLC	Unitranche Debt (15.5%, Due 2/09)	10,975	10,940	10,940
(Business Services)	Equity Interests		1,810	1,068

Total companies 5% to 25% owned			$342,144	$341,645

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Senior Loan (8.4%, Due 2/12 – 2/13)	$48,400	$47,685	$47,685
(Consumer Products)	Subordinated Debt (14.4%, Due 8/13)	26,300	26,170	26,170

Advanced Circuits, Inc.	Senior Loan (10.5%, Due 9/11 – 3/12)	17,821	17,735	17,735
(Industrial Products)	Common Stock (40,000 shares)		1,000	1,400

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,600	3,600

Anthony, Inc. (Industrial Products)	Subordinated Debt (13.0%, Due 8/11 – 9/12)	14,707	14,650	14,650

Benchmark Medical, Inc.	Warrants		18	30
(Healthcare Services)

Border Foods, Inc. (Consumer Products)	Subordinated Debt (13.0%, Due 12/10)(6)	13,428	12,721	—
	Preferred Stock (140,214 shares)		2,893	—
	Common Stock (1,810 shares)		45	—
	Warrants		910	—

Broadcast Electronics, Inc.	Senior Loan (10.3%, Due 7/12)	5,000	4,963	4,963
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	$25,638	$25,536	$25,536
(Retail)

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	18,800	18,968	18,968
CDO Fund I, Ltd.(4)(9)	Class D Notes (17.0%, Due 12/13)	9,400	9,484	9,484
(Senior Debt Fund)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,106	24,106
CLO Fund III, Ltd. (4)(9)
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.2%, Due 12/17)	17,000	17,000	17,000
(Senior Debt Fund)	Income Notes		49,836	49,836

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	3,149
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest		2,650	2,748
(Private Equity Fund)

CBS Personnel Holdings, Inc. (Business Services)	Subordinated Debt (14.5%, Due 12/09)	20,749	20,677	20,677

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,752	1,639
(Private Equity Fund)

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	5,000	4,952	4,952
(Financial Services)	Preferred Stock (32,500 shares)		3,900	3,900
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	33,392	33,284	33,284
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,881
(Industrial Products)	Common Stock (2,000 shares)		200	900

Cooper Natural Resources, Inc.	Subordinated Debt (0%, Due 11/07)	675	675	675
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	20
	Warrants		830	—

Coverall North America, Inc.	Subordinated Debt (14.6%, Due 2/11)	27,488	27,443	27,443
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,969
	Warrants		2,950	3,100

Deluxe Entertainment Services Group, Inc.	Subordinated Debt (13.2%, Due 7/11)	30,000	30,000	30,000
(Business Services)

Distant Lands Trading Co.	Senior Loan (8.6%, Due 1/11)	1,000	976	976
(Consumer Products)	Unitranche Debt (10.3% Due 1/11)	25,000	24,881	24,881
	Common Stock (1,500 shares)		1,500	1,500

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital Corporation, a portfolio company of Allied Capital.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Drilltec Patents & Technologies	Subordinated Debt (17.5%, Due 8/06)	$3,952	$3,952	$3,952
Company, Inc. (Energy Services)	Subordinated Debt (10.0%, Due 8/06)(6)	10,994	10,918	13,116

DVS VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	20,000	19,879	19,879
(Business Services)	Convertible Subordinated Debt
	(10.0%, Due 2/16)	3,500	3,483	3,483

Dynamic India Fund IV (4)(5)	Equity Interests		1,650	1,650
(Private Equity Fund)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,649	82
(Private Equity Fund)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Event Rentals, Inc. (Consumer Services)	Senior Loans (9.9%, Due 11/11)	18,341	18,248	18,248

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.0%, Due 3/11)	20,000	19,900	19,900
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	470
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	15,369

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	25,293	23,617	23,617
(Energy Services)	Warrants		2,350	2,500

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	3,455	3,455	3,455
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/09)	2,896	2,896	2,896
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		7,645	5,000
(Private Equity Fund)

Havco Wood Products LLC	Unitranche Debt (10.8%, Due 8/11)	28,376	27,210	27,210
(Industrial Products)	Equity Interests		1,048	1,400

Haven Eldercare of New England, LLC(10)	Subordinated Debt (12.0%, Due 8/09)(6)	4,020	4,020	4,020
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0% Due 4/07)(6)	508	620	125
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	500	500	500
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (13.5%, Due 9/11)	44,247	44,070	44,070
(Consumer Products)

Homax Holdings, Inc.	Subordinated Debt (12.0%, Due 8/11)	14,000	13,074	13,074
(Consumer Products)	Preferred Stock (89 shares)		89	85
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,384

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Hot Stuff Foods, LLC	Senior Loan (8.2%, Due 2/11-2/12)	$45,690	$45,690	$45,690
(Consumer Products)	Subordinated Debt (13.9%, Due 8/12 – 2/13)	72,500	72,148	72,148
	Common Stock (375,000 shares)(11)		37,500	37,500
	Warrants		—	—

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	30,000	29,786	29,786
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,656	21,574	21,574
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	1,900

Kodiak Fund LP(5)	Equity Interests		5,000	5,000
(Private Equity Fund)

Line-X, Inc.	Senior Loan (8.4%, Due 8/11)	4,134	4,111	4,111
(Consumer Products)	Unitranche Debt (10.0% Due 8/11)	50,225	49,990	49,990
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,417
(Business Services)	Warrants		136	55

Meineke Car Care Centers, Inc.	Senior Loan (8.4%, Due 6/11)	28,000	27,871	27,871
(Business Services)	Subordinated Debt (11.9%, Due 6/12 – 6/13)	72,000	71,690	71,690
	Common Stock (10,696,308 shares)(11)		26,985	26,130
	Warrants		—	—

MHF Logistical Solutions, Inc.	Unitranche Debt (10.0%, Due 5/11)	21,922	21,823	21,823
(Business Services)	Preferred Stock (431 shares)		431	465
	Common Stock (1,438 shares)		144	750

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,600	3,002
(Private Equity Fund)

Mogas Energy, LLC (Energy Services)	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,703	15,355	15,355
	Warrants		1,774	4,000

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	38,500	38,739	38,739
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,074	12,074

N.E.W. Customer Service Companies, Inc.	Subordinated Debt (11.0%, Due 7/12)	40,000	40,014	40,014
(Business Services)

Norwesco, Inc. (Industrial Products)	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,167	81,805	81,805
	Common Stock (559,603 shares)(11)		38,313	44,659
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,594	1,703
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	1,120
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Odyssey Investment Partners Fund III, LP(5)	Limited Partnership Interest		$1,552	$1,418
(Private Equity Fund)

Opinion Research Corporation(3)	Warrants		996	175
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,200
(Consumer Products)

Palm Coast Data, LLC	Senior Loan (8.0%, Due 8/10)	$15,850	15,778	15,778
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	29,865	29,731	29,731
	Common Stock (21,743 shares)(11)		21,743	19,019
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	600
(Business Services)

Pro Mach, Inc.	Subordinated Debt (13.8%, Due 6/12)	19,359	19,281	19,281
(Industrial Products)	Equity Interests		1,500	1,500

Promo Works, LLC	Senior Loan (8.9%, Due 12/11)	900	853	853
(Business Services)	Unitranche Debt (10.3%, Due 12/11)	31,000	30,739	30,739
	Guaranty ($1,500)

RadioVisa Corporation	Unitranche Debt (15.5%, Due 12/08)	27,405	27,308	27,308
(Broadcasting & Cable)

Red Hawk Industries, LLC	Unitranche Debt (11.0%, Due 4/11)	56,328	56,060	56,060
(Business Services)

S.B. Restaurant Company (Retail)	Subordinated Debt (14.7%, Due 11/08 – 12/09)	29,188	28,758	28,758
	Preferred Stock (54,125 shares)		135	135
	Warrants		619	1,200

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	72

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		2,993	3,021
(Private Equity Fund)

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	15,000	14,357	14,357
(Business Services)	Warrants		710	1,950

TransAmerican Auto Parts, LLC	Senior Loan (8.2%, Due 11/11)	8,944	8,944	8,944
(Consumer Products)	Subordinated Debt (14.0%, Due 11/12)	12,780	12,719	12,719
	Equity Interests		1,190	1,190

United Site Services, Inc.	Subordinated Debt (12.6%, Due 8/11)	49,712	49,515	49,515
(Business Services)	Common Stock (160,588 shares)		1,000	1,200

Universal Air Filter Company	Unitranche Debt (11.0%, Due 11/11)	19,867	19,763	19,763
(Industrial Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		March 31, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Universal Tax Systems, Inc.	Subordinated Debt (14.5%, Due 10/13)	$19,190	$19,120	$19,120
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,277	4,809
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	419
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	250
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	548
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	40,000	39,088	39,088
(Consumer Products)	Warrants		1,219	2,400

Wilshire Restaurant Group, Inc. (Retail)	Subordinated Debt (20.0%, Due 6/07)(6)	23,707	23,166	23,166

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	4,800	4,800	4,800
(Consumer Products)

Woodstream Corporation (Consumer Products)	Subordinated Debt (13.3%, Due 11/12 – 5/13)	52,573	52,432	52,432
	Common Stock (180 shares)		673	3,336
	Warrants		—	2,365

Other companies	Other debt investments	55	55	55
	Other debt investments(6)	468	468	348
	Other equity investments		8	—
	Guaranty ($104)

Total companies less than 5% owned			$1,845,529	$1,831,133

Total private finance (126 portfolio companies)			$3,567,515	$3,561,633

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

Commercial Real Estate Finance
(in thousands, except number of loans)

			March 31, 2006

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	4	$22,779	$21,920
	7.00%–8.99%	25	48,564	48,695
	9.00%–10.99%	4	25,816	25,816
	11.00%–14.99%	1	2,293	2,293
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(12)		36	$103,422	$102,694

Real Estate Owned			$13,002	$15,006

Equity Interests(2) — Companies more than 25% owned (Guarantees — $7,004)			$13,140	$11,669

Total commercial real estate finance			$129,564	$129,369

Total portfolio			$3,697,079	$3,691,002

	Yield	Cost	Value

Liquidity Portfolio
U.S. Treasury bills (Due June 2006)	4.2%	$100,000	$101,289
SEI Daily Income Tr Prime Obligation Fund(13)	4.6%	101,072	101,072

Total liquidity portfolio		$201,072	$202,361

Other Investments in Money Market Securities(13)
PNC Bank Corporate Money Market Deposit Account	4.5%	$29,318	$29,318
Columbia Treasury Reserves Money Market Fund	4.5%	$9,374	$9,374

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
(5) Non-registered investment company.
(12) Commercial mortgage loans totaling $21.2 million at value were on non-accrual status and therefore were considered non-income producing.
(13) Included in investments in money market securities on the accompanying Consolidated Balance Sheet.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three months ended March 31, 2006 and 2005 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary, Allied Investments L.P. (“Allied Investments”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services as well as structuring, transaction, management, consulting and other services to the Company and its portfolio companies. AC Corp has a wholly-owned subsidiary, AC Finance LLC (“AC Finance”), that generally underwrites and arranges senior loans for the Company’s portfolio companies and other third parties.
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
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of operations, changes in net assets, and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results to be expected for the full year.

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

Valuation Of Portfolio Investments
      The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies and CDO and CLO bonds and preferred shares/income notes. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and/or the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

Loans and Debt Securities
      For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than the Company’s cost basis

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
if the amount that would be repaid on the loan or debt security upon the sale of the portfolio company is greater than the Company’s cost basis.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued if the Company has doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status that are classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
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

Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”)
      CDO and CLO bonds and preferred shares/ income notes (“CDO/ CLO Assets”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CDO/ CLO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. The Company determines the fair value of its CDO/ CLO Assets on an individual security-by-security basis.
      The Company recognizes income from the amortization of original issue discount using the effective interest method using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CDO/ CLO Assets from the date the estimated yield was changed.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
      Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized, the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). With respect to options granted prior to January 1, 2006, the Company has used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized over the service period in the statement of operations. The effect of this adoption for the three months ended March 31, 2006, was employee-related stock option expense of $3.6 million or $0.03 per basic and diluted share, which included $3.4 million related to previously awarded options that were unvested as of January 1, 2006, and $0.2 million related to options granted during the three months ended March 31, 2006.
      Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to January 1, 2006, no stock-based employee compensation cost was reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005.

For the Three
Months Ended
March 31,

2005
(in thousands, except per share amounts)
Net increase in net assets resulting from operations as reported	$119,621
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,856)

Pro forma net increase in net assets resulting from operations available to common shareholders	$116,765

Basic earnings per common share:
As reported	$0.90
Pro forma	$0.88
Diluted earnings per common share:
As reported	$0.88
Pro forma	$0.86
      The stock option expense for 2006 and the pro forma expense for 2005 shown in the table above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2006 and 2005:

	For the Three
	Months Ended
	March 31,

	2006	2005(1)

Risk-free interest rate	4.3%	—%
Expected life	5.0	—
Expected volatility	29.6%	—%
Dividend yield	9.0%	—%
Weighted average fair value per option	$3.35	$—

(1)	The Company did not grant any options during the three months ended March 31, 2005.
     The risk free rate was based on the U.S. Treasury bond yield curve at the date of grant. The Company used historical data to estimate option exercise and employee termination in order to determine the expected life of the option. The expected life of the options granted represents the period of time that such options are expected to be outstanding. Expected volatilities were determined based on the historical volatility of the Company’s common stock. The dividend yield was determined based on the Company’s historical dividend yield.
      The Company estimates that the stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $14.3 million, $9.3 million, and $2.8 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
stock option expense related to options granted in the first quarter of 2006 of approximately $0.8 million, $0.5 million, and $0.2 million, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense is expected to be recognized over an estimated weighted-average period of 1.42 years.

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). ACC and its subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities. Income taxes for AC Corp are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      The consolidated financial statements include portfolio investments at value of $3.7 billion and $3.6 billion at March 31, 2006, and December 31, 2005, respectively. At both March 31, 2006, and December 31, 2005, 90% of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
Note 3. Portfolio

Private Finance
      At March 31, 2006, and December 31, 2005, the private finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities:
Senior loans	$468,987	$420,065	9.3%	$284,680	$239,838	9.5%
Unitranche debt(2)	362,726	362,726	11.1%	294,201	294,201	11.4%
Subordinated debt	1,801,347	1,747,235	13.6%	1,610,228	1,560,851	13.8%

Total loans and debt securities(3)	2,633,060	2,530,026	12.5%	2,189,109	2,094,890	13.0%
Equity securities	934,455	1,031,607		917,314	1,384,400

Total	$3,567,515	$3,561,633		$3,106,423	$3,479,290

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At March 31, 2006, and December 31, 2005, the cost and value of subordinated debt include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $2,662.5 million and $2,216.3 million at March 31, 2006, and December 31, 2005, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $29.4 million and $27.2 million at March 31, 2006, and December 31, 2005, respectively.
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
      At March 31, 2006, 80% of the private finance loans and debt securities had a fixed rate of interest and 20% had a floating rate of interest. At December 31, 2005, 87% of the private finance loans and debt securities had a fixed rate of interest and 13% had a floating rate of interest. Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have maturities of three to five years and interest is generally paid to the Company monthly or quarterly. Loans other than senior loans generally carry a fixed rate of interest with maturities of five to ten years. These loans generally have interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
      Equity securities consist primarily of securities issued by private companies and may be subject to certain restrictions on their resale and are generally illiquid. The Company may make equity investments for minority stakes in portfolio companies in conjunction with its debt investments. The Company may also invest in the equity (preferred and/or voting or non-voting common) of a portfolio company where the Company’s equity ownership may represent a significant portion of the equity, but may or may not represent a controlling interest. If the Company invests in non-voting equity in a buyout investment, the Company generally has the option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. The Company may incur costs associated with making buyout investments, such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees, and other costs, which will be added to the cost basis of the Company’s equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.
      The Company’s largest investment at value at March 31, 2006, was in Business Loan Express, LLC (“BLX”). The Company’s largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (“Advantage”) and BLX. On March 29, 2006, the Company sold its majority equity interest in Advantage.
      Business Loan Express, LLC. The Company’s investment in BLX totaled $291.3 million at cost and $326.2 million at value at March 31, 2006, and $299.4 million at cost and $357.1 million at value at December 31, 2005. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At March 31, 2006, and December 31, 2005, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income on subordinated debt and Class A equity interests	$3.9	$3.4
Dividend income on Class B equity interests	—	2.0
Fees and other income	2.2	2.4

Total interest and related portfolio income	$6.1	$7.8

      Interest and dividend income from BLX for the three months ended March 31, 2006 and 2005, included interest and dividend income of $1.8 million and $1.6 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.
      Net change in unrealized appreciation or depreciation included a net decrease in unrealized appreciation on the Company’s investment in BLX of $22.7 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively.
      At March 31, 2006, and December 31, 2005, the Company had a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to BLX. There were no amounts outstanding under this facility at March 31, 2006, and there was $10.0 million outstanding under this facility at December 31, 2005. This facility matured on April 30, 2006.
      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. The Company holds all of BLX’s Class A and Class B interests, and 94.9% of the Class C interests. BLX’s taxable income is first allocated to the Class A interests to the extent that dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and Class C interests. BLX may declare dividends on its Class B interests. If declared, BLX would determine the amount of such dividend considering its estimated annual taxable income allocable to such interests.
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
      While the Company has no obligation to pay the built-in gains tax until these assets are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of BLX within the 10-year period. The Company estimates that its future tax liability resulting from the built-in gains at the date of BLX’s reorganization may total up

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
to $40 million. At March 31, 2006, and December 31, 2005, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      At December 31, 2005, BLX had a three-year $275.0 million revolving credit facility provided by third party lenders that was scheduled to mature in January 2007. As the controlling equity owner in BLX, the Company had provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. The total obligation guaranteed by the Company at December 31, 2005, was $135.4 million.
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on this facility. The amount guaranteed by the Company at March 31, 2006, was $141.1 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under the Company’s revolving credit facility. BLX was in compliance with the terms of this facility at March 31, 2006.
      At March 31, 2006, and December 31, 2005, the Company had also provided four standby letters of credit totaling $34.1 million in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, BLX paid the Company fees of $1.6 million for both the three months ended March 31, 2006 and 2005.
      Advantage Sales and Marketing, Inc. In June 2004, the Company completed the purchase of a majority voting ownership in Advantage, which was subject to dilution by a management option pool. Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      At December 31, 2005, the Company’s investment in Advantage totaled $257.7 million at cost and $660.4 million at value, which included unrealized appreciation of $402.7 million.
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain on its equity investment sold of $433.1 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of the Company’s cash proceeds from the sale of the common stock have been held in escrow, subject to certain holdback provisions. In addition, there is potential for the Company to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. The Company’s realized gain of $433.1 million excludes any earn-out amounts. In connection with the transaction, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
Company retained an equity investment in the business valued at $15 million as a minority shareholder.
      After the completion of the sale transaction, the Company’s investment in Advantage at March 31, 2006, which was composed of subordinated debt and a minority equity interest, totaled $151.3 million at cost and $164.3 million at value. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income	$7.3	$7.7
Loan prepayment premiums	5.0	—
Fees and other income	1.8	1.5

Total interest and related portfolio income	$14.1	$9.2

      Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage and for the three months ended March 31, 2005, included an increase of $68.9 million in unrealized appreciation related to the Company’s investment in Advantage.
      STS Operating, Inc. On May 1, 2006, the Company announced the completion of the sale of STS Operating, Inc. (STS). The Company was repaid its $6.8 million in subordinated debt outstanding and realized a gain on the sale of its common stock in STS of approximately $94 million, subject to post-closing adjustments. The cost basis of its equity was $3.5 million. As part of the consideration for the sale of its equity, the Company received a $30 million subordinated note. Approximately $10.7 million of its proceeds are subject to certain holdback provisions and post-closing adjustments.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”) At March 31, 2006, and December 31, 2005, the Company owned bonds and preferred shares/income notes in two collateralized loan obligations (CLOs) totaling $90.9 million and $89.3 million at value, respectively, and bonds in one collateralized debt obligation (CDO) totaling $28.5 million at value at both periods. These CLOs and CDO are managed by Callidus Capital Corporation.
      The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes would bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At both March 31, 2006, and December 31, 2005, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 85% of the face value of the securities issued in these CLOs and CDO. At both March 31, 2006, and December 31, 2005, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 91% of the face value of the securities issued in these CLOs.
      At March 31, 2006, and December 31, 2005, the Company owned CLO and CDO investments from three issuances. The underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 332 issuers and 336 issuers, respectively, and had balances as follows:

	2006	2005
($ in millions)
Bonds	$228.9	$230.7
Syndicated Loans	758.9	704.0
Cash(1)	185.0	238.4

Total underlying collateral assets	$1,172.8	$1,173.1

(1)	Includes undrawn liability amounts.
     At March 31, 2006, and December 31, 2005, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company.
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
      Loans and Debt Securities on Non-Accrual Status. At March 31, 2006, and December 31, 2005, private finance loans and debt securities at value not accruing interest were as follows:

	2006	2005
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$29,030	$15,622
Companies 5% to 25% owned	5,583	—
Companies less than 5% owned	51,776	11,417
Loans and debt securities not in workout status
Companies more than 25% owned	40,599	58,047
Companies 5% to 25% owned	5,154	534
Companies less than 5% owned	4,369	49,458

Total	$136,511	$135,078

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at March 31, 2006, and December 31, 2005, were as follows:

	2006	2005

Industry
Business services	33%	45%
Consumer products	25	14
Financial services	14	15
Industrial products	11	10
Retail	3	3
Healthcare services	2	2
Energy services	2	2
Broadcasting and cable	1	1
Other(1)	9	8

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	30%	29%
Midwest	28	21
West	21	34
Southeast	16	12
Northeast	5	4

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds. These funds invest in senior debt representing a variety of industries.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance
      At March 31, 2006, and December 31, 2005, the commercial real estate finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Commercial mortgage loans	$103,422	$102,694	7.6%	$103,878	$102,569	7.6%
Real estate owned	13,002	15,006		14,240	13,932
Equity interests	13,140	11,669		13,577	10,564

Total	$129,564	$129,369		$131,695	$127,065

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At both March 31, 2006, and December 31, 2005, approximately 97% and 3% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At March 31, 2006, and December 31, 2005, loans with a value of $21.2 million and $20.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at March 31, 2006, and December 31, 2005, were as follows:

	2006	2005

Property Type
Hospitality	40%	37%
Housing	29	30
Retail	16	16
Office	11	11
Other	4	6

Total	100%	100%

Geographic Region
Mid-Atlantic	31%	31%
Southeast	24	25
Midwest	21	21
West	18	18
Northeast	6	5

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt
      At March 31, 2006, and December 31, 2005, the Company had the following debt:

	2006				2005

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$1,164,745	$1,164,745	6.2%		$1,164,540	$1,164,540	6.2%
SBA debentures	16,500	16,500	7.4%		28,500	28,500	7.5%

Total notes payable and debentures	1,181,245	1,181,245	6.2%		1,193,040	1,193,040	6.3%
Revolving line of credit	772,500	93,000	6.2	%(2)	772,500	91,750	5.6	%(2)

Total debt	$1,953,745	$1,274,245	6.5	%(3)	$1,965,540	$1,284,790	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees and other facility fees of $3.3 million at both March 31, 2006, and December 31, 2005.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At March 31, 2006, the notes had remaining maturities of one month to seven years. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.
      On May 1, 2006, the Company issued $50 million of seven-year, unsecured notes with a fixed interest rate of 6.75%. This debt matures in May 2013. The proceeds from the issuance of the notes were used to repay $25 million of 7.49% unsecured long-term notes that matured on May 1, 2006, with the remainder being used to fund new portfolio investments and for general corporate purposes.
      SBA Debentures. At March 31, 2006, and December 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.3% and 5.9% to 6.4%, respectively. At March 31, 2006, the debentures had remaining maturities of five to six years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the first quarters of 2006 and 2005, the Company repaid $12.0 million and $31.0 million, respectively, of the SBA debentures.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at March 31, 2006, were as follows:

Year	Amount Maturing

($ in thousands)
2006	$175,000
2007	—
2008	153,000
2009	267,245
2010	408,000
Thereafter	178,000

Total	$1,181,245

Revolving Line of Credit
      At March 31, 2006, and December 31, 2005, the Company had an unsecured revolving line of credit with a committed amount of $772.5 million. The revolving line of credit expires on September 30, 2008, and may be expanded through new or additional commitments up to $922.5 million at the Company’s option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees and other facility fees was $3.3 million at both March 31, 2006, and December 31, 2005.
      The average debt outstanding on the revolving line of credit was $301.9 million and $72.3 million for the three months ended March 31, 2006 and 2005, respectively. The maximum amount borrowed under this facility and the weighted average stated interest rate for the three months ended March 31, 2006 and 2005, were $540.3 million and 5.9%, respectively, and $263.3 million and 4.1%, respectively. As of March 31, 2006, the amount available under the revolving line of credit was $641.8 million, net of amounts committed for standby letters of credit of $37.7 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
provisions. As of March 31, 2006, and December 31, 2005, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of March 31, 2006, and December 31, 2005, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $154.0 million and $148.6 million, respectively, and had extended standby letters of credit aggregating $37.7 million and $37.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $191.7 million and $185.7 million at March 31, 2006, and December 31, 2005, respectively. At both March 31, 2006, and December 31, 2005, $2.5 million had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.
      As of March 31, 2006, the guarantees and standby letters of credit expire as follows:

	Total	2006	2007	2008	2009	2010	After 2010
(in millions)
Guarantees	$154.0	$1.3	$0.6	$3.0	$143.6	$—	$5.5
Standby letters of credit(1)	37.7	0.1	—	37.6	—	—	—

Total	$191.7	$1.4	$0.6	$40.6	$143.6	$—	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At March 31, 2006, the Company had outstanding commitments to fund investments totaling $329.9 million, including $316.3 million related to private finance investments and $13.6 million related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $11.3 million at March 31, 2006.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity
      Sales of common stock for the three months ended March 31, 2006 and 2005, were as follows:

	2006	2005(1)
(in thousands)
Number of common shares	3,000	—

Gross proceeds	$87,750	$—
Less costs, including underwriting fees	4,780	—

Net proceeds	$82,970	$—

(1)	The Company did not sell any common stock during the three months ended March 31, 2005.
     The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Center, Inc. during the three months ended March 31, 2005.
      The Company issued 0.2 million shares of common stock upon the exercise of stock options during each of the three months ended March 31, 2006 and 2005.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the three months ended March 31, 2006 and 2005, the Company issued new shares in order to satisfy dividend reinvestment requests.
      Dividend reinvestment plan activity for the three months ended March 31, 2006 and 2005, was as follows:

	For the Three
	Months
	Ended March 31,

	2006	2005
(in thousands, except per share amounts)
Shares issued	120	55
Average price per share	$30.29	$25.65

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Earnings Per Common Share
      Earnings per common share for the three months ended March 31, 2006 and 2005, were as follows:

	For the Three Months
	Ended March 31,

	2006	2005
(in thousands, except per share amounts)
Net increase in net assets resulting from operations available to common shareholders	$99,587	$119,621

Weighted average common shares outstanding — basic	138,759	133,283
Dilutive options outstanding to officers	2,979	2,296

Weighted average common shares outstanding — diluted	141,738	135,579

Basic earnings per common share	$0.72	$0.90

Diluted earnings per common share	$0.70	$0.88

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at March 31, 2006, and December 31, 2005, totaled $17.4 million and $16.6 million, respectively.
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
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During both the three months ended March 31, 2006 and 2005, 0.1 million shares were purchased in the DCP II.
      All amounts deposited and then credited to a participant’s account in the trust, based on the amount of the IPA received by such participant, are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the DCP II are immediately vested and generally non-forfeitable once deposited by the Company into the trust. A participant’s account shall generally become distributable only after his or her termination of employment, or in the event of a change of control of the Company. Upon the participant’s termination of employment, one-third of the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
participant’s account will be immediately distributed in accordance with the plan, one-half of the then current remaining balance will be distributed on the first anniversary of his or her employment termination date and the remainder of the account balance will be distributed on the second anniversary of the employment termination date. Distributions are subject to the participant’s adherence to certain non-solicitation requirements. All DCP II accounts will be distributed in a single lump sum in the event of a change of control of the Company. To the extent that a participant has an employment agreement, such participant’s DCP II account will be fully distributed in the event that such participant’s employment is terminated for good reason as defined under that participant’s employment agreement. Sixty days following a distributable event, the Company and each participant may, at the discretion of the Company and subject to the Company’s trading window during that time, redirect the participant’s account to other investment options.
      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock purchased in the open market.
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At March 31, 2006, and December 31, 2005, common stock held in DCP II was $21.5 million and $19.5 million, respectively, and the IPA liability was $25.4 million and $22.3 million, respectively.
      The IPA expenses for the three months ended March 31, 2006 and 2005, were as follows:

	2006	2005
($ in millions)
IPA contributions	$1.7	$1.9
IPA mark to market expense	1.0	0.1

Total IPA expense	$2.7	$2.0

      The Company also has an individual performance bonus (“IPB”) plan which is distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminated employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended March 31, 2006 and 2005, the IPB expense was $1.4 million and $1.5 million, respectively. The IPA and IPB expenses are included in employee expenses.
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
      There are 32.2 million shares authorized under the Option Plan. At March 31, 2006, and December 31, 2005, the number of shares available to be granted under the Option Plan was 2.8 million and 3.0 million, respectively.
      Information with respect to options granted, exercised and forfeited under the Option Plan for the three months ended March 31, 2006, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic Value
		Price Per	Remaining	at March 31,
	Shares	Share	Term (Years)	2006(1)
(in thousands, except per share amounts)
Options outstanding at January 1, 2006	22,259	$24.52

Granted	515	$29.23
Exercised	(167)	$23.53
Forfeited	(251)	$27.70

Outstanding at March 31, 2006	22,356	$24.60	7.02	$134,213

Exercisable at March 31, 2006	12,982	$22.37	5.63	$106,892

Exercisable and expected to be exercisable at March 31, 2006(2)	21,572	$24.48	6.95	$131,930

(1)	Represents the difference between the market value of the options at March 31, 2006, and the cost for the option holders to exercise the options.

(2)	The amount of options expected to be exercisable at March 31, 2006, is calculated based on an estimate of expected forfeitures.
     The fair value of the shares vested during the three months ended March 31, 2006 and 2005, was $6 thousand and $172 thousand, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $1.1 million and $1.0 million, respectively.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.59 per common share and $0.57 per common share for the first quarters of 2006 and 2005, respectively. These dividends totaled $82.5 million and $76.1 million for the three months ended March 31, 2006 and 2005, respectively. The Company declared an extra cash dividend of $0.03 per share during 2005 and this was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors also declared a dividend of $0.60 per common share for the second quarter of 2006.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
      The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company currently estimates that its 2006 annual taxable income will be in excess of its dividend distributions from such taxable income in 2006, and that such estimated excess taxable income will be carried over for distribution in 2007. Accordingly, the Company has accrued an excise tax of $8.4 million on the estimated excess taxable income earned for the three months ended March 31, 2006. There was no excise tax accrual for the three months ended March 31, 2005.
Note 11. Supplemental Disclosure of Cash Flow Information
      For the three months ended March 31, 2006 and 2005, the Company paid $7.5 million and $7.0 million, respectively, for interest.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $0 and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
      Non-cash operating activities for the three months ended March 31, 2006, included the following:

•	a note received as consideration from the sale of the Company’s investment in Advantage of $150.0 million; and

•	the exchange of existing preferred stock and common stock of Redox Brands, Inc. for common stock in CR Brands, Inc. with a cost basis of $10.2 million.
      Non-cash operating activities for the three months ended March 31, 2005, included the following:

•	the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests;

•	the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million, and;

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (GAC) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC. During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.
      For the three months ended March 31, 2006 and 2005, the Company’s non-cash financing activities included $3.6 million and $1.4 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities for the three months ended March 31, 2005, also included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc.
Note 12. Hedging Activities
      The Company has invested in commercial mortgage loans that were purchased at prices that were based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of these commercial mortgage loans. These transactions, referred to as short sales, involve the Company

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Hedging Activities, continued
receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of March 31, 2006, and December 31, 2005, consisted of the following:

($ in thousands)
Description of Issue	2006	2005

5-year Treasury securities, due April 2010	$17,534	$17,666
      As of March 31, 2006, and December 31, 2005, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.7 million and $0.4 million, respectively.
      The net proceeds related to the sales of the borrowed Treasury securities were $17.9 million at both March 31, 2006, and December 31, 2005. Under the terms of the transactions, the Company had received cash payments of $0.4 million and $0.2 million at March 31, 2006, and December 31, 2005, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of March 31, 2006, the repurchase agreements were due on April 5, 2006, and had a weighted average interest rate of 4.0%. The weighted average interest rate on the repurchase agreements as of December 31, 2005, was 3.3%.
Note 13. Financial Highlights

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2006(1)	2005	2005

Per Common Share Data
Net asset value, beginning of period	$19.17	$14.87	$14.87

Net investment income(2)	0.29	0.29	1.00
Net realized gains(2)(3)	3.05	0.07	1.99

Net investment income plus net realized gains(2)	3.34	0.36	2.99
Net change in unrealized appreciation or depreciation (2)(3)	(2.64)	0.52	3.37

Net increase in net assets resulting from operations (2)	0.70	0.88	6.36

Net decrease in net assets from shareholder distributions	(0.59)	(0.57)	(2.33)
Net increase in net assets from capital share transactions(2)	0.22	0.04	0.27

Net asset value, end of period	$19.50	$15.22	$19.17

Market value, end of period	$30.60	$26.10	$29.37
Total return(4)	6.2%	3.3%	23.5%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Financial Highlights, continued

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2006(1)	2005	2005

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,729,813	$2,033,148	$2,620,546
Common shares outstanding at end of period	139,984	133,563	136,697
Diluted weighted average common shares outstanding	141,738	135,579	137,274
Employee, stock option and administrative expenses/average net assets	1.37%	1.80%	6.58%
Total operating expenses/average net assets	2.27%	2.81%	9.99%
Net investment income/average net assets	1.54%	1.93%	6.08%
Net increase in net assets resulting from operations/ average net assets	3.72%	5.96%	38.68%
Portfolio turnover rate	9.33%	5.10%	47.72%
Average debt outstanding	$1,491,513	$1,125,007	$1,087,118
Average debt per share(2)	$10.52	$8.30	$7.92

(1)	The results for the three months ended March 31, 2006, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2006, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 13) for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights (included in Note 14), for the year then ended; and in our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Washington, D.C.
May 5, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

•	changes in the economy and general economic conditions;

•	risks associated with possible disruption in our operations due to terrorism;

•	future changes in laws or regulations and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.
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
      Our portfolio composition at March 31, 2006 and 2005, and December 31, 2005, was as follows:

	March 31,
			December 31,
	2006	2005	2005

Private finance	96%	74%	96%
Commercial real estate finance	4%	26%	4%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes including exercise tax. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2006	2005	2005
($ in millions)
Portfolio at value	$3,691.0	$3,195.0	$3,606.4
Investments funded(1)	$797.9	$265.6	$1,675.8
Change in accrued or reinvested interest and dividends (2)	$(2.1)	$10.5	$6.6
Principal collections related to investment repayments or sales	$340.4	$158.3	$1,503.4
Yield on interest-bearing investments(3)	12.3%	13.6%	12.8%

(1)	Investments funded for the three months ended March 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage as discussed below.

(2)	Includes a change in accrued or reinvested interest of $1.1 million for the three months ended March 31, 2006, related to our investments in money market securities.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three months ended March 31, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the
	Three Months Ended				At and for the
	March 31,				Year Ended
					December 31,
	2006		2005		2005

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$420.1	9.3%	$253.5	8.6%	$239.8	9.5%
Unitranche debt	362.7	11.1%	44.2	14.8%	294.2	11.4%
Subordinated debt	1,747.2	13.6%	1,258.7	14.9%	1,560.9	13.8%

Total loans and debt securities	$2,530.0	12.5%	$1,556.4	13.8%	$2,094.9	13.0%
Equity securities	1,031.6		822.1		1,384.4

Total portfolio	$3,561.6		$2,378.5		$3,479.3

Investments funded(1)	$795.9		$168.2		$1,462.3
Change in accrued or reinvested interest and dividends	$(4.2)		$7.9		$24.6
Principal collections related to investment repayments or sales	$336.6		$151.2		$703.9

(1)	Investments funded for the three months ended March 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage as discussed below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
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
      In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Senior loans at March 31, 2006, included approximately $200 million of senior loans that are currently in the process of being refinanced. Repayments include repayments of senior debt funded by us that was subsequently refinanced or repaid by the portfolio companies.
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Recently, we believe many junior debt financing opportunities in the market have become less attractive from a risk/return perspective. To address the current market, our strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We are also focusing our debt investing on smaller middle market companies where we can provide both senior and subordinated debt or unitranche debt, where our current yield may be lower than traditional subordinated debt only. We believe that providing both senior and subordinated debt or unitranche debt provides greater protection in the capital structures of our portfolio companies.
      Investments Funded. Investments funded and the weighted average yield on investments funded for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005, consisted of the following:

	For the Three Months Ended March 31, 2006

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$85.0	9.1%	$117.8	8.9%	$202.8	9.0%
Unitranche debt(2)	75.0	10.6%	—	—	75.0	10.6%
Subordinated debt(3)	279.3	12.5%	145.4	13.9%	424.7	13.0%

Total loans and debt securities	439.3	11.5%	263.2	11.6%	702.5	11.6%
Equity	24.6		68.8		93.4

Total	$463.9		$332.0		$795.9

	For the Three Months Ended March 31, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$5.8	12.5%	$48.1	5.4%	$53.9	6.2%
Unitranche debt(2)	—	—	—	—	—	—
Subordinated debt	87.9	12.1%	11.9	15.5%	99.8	12.5%

Total loans and debt securities	93.7	12.2%	60.0	7.4%	153.7	10.3%
Equity	11.5		3.0		14.5

Total	$105.2		$63.0		$168.2

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments for the three months ended March 31, 2006, included a $150 million, 12.0% subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage as discussed below.

(4)	Buyout senior loans funded included $174.9 million that was repaid during the year.

	For the Year Ended December 31, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(4)	$76.8	10.0%	$250.2	6.4%	$327.0	7.2%
Unitranche debt(2)	259.5	10.5%	—	—	259.5	10.5%
Subordinated debt	296.9	12.3%	330.9	12.5%	627.8	12.4%

Total loans and debt securities	633.2	11.3%	581.1	9.9%	1,214.3	10.6%
Equity	82.5		165.5		248.0

Total	$715.7		$746.6		$1,462.3

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments for the three months ended March 31, 2006, included a $150 million, 12.0% subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage as discussed below.

(4)	Buyout senior loans funded included $174.9 million that was repaid during the year.
     In April 2006, we funded private finance investments totaling $254.9 million.
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
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market is strong, which has resulted in an increase in private finance investment opportunities, as well as increased repayments. We continue to have an active pipeline of new investments under consideration. We believe that merger and acquisition activity for middle market companies will remain strong in 2006.
      Portfolio Yield. The yield on private finance loans and debt securities was 12.5% at March 31, 2006, as compared to 13.8% and 13.0% at March 31, 2005, and December 31, 2005, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. The yield on the private finance portfolio has declined partly due to our strategy to pursue more buyout and recapitalization transactions, which may include investing in lower-yielding senior debt, as well as pursue unitranche investments.

      Outstanding Investment Commitments. At March 31, 2006, we had outstanding private finance investment commitments totaling $316.3 million, including the following:

•	$33.3 million in the form of debt to Promo Works, LLC.

•	$30.0 million in the form of debt to Business Loan Express, LLC.

•	$29.9 million in the form of equity to eleven private equity and venture capital funds.

•	$14.0 million in the form of debt to S.B. Restaurant Company.

•	$14.0 million in the form of debt to Integrity Interactive Corp.

•	$9.6 million in the form of debt to 3SI Security Systems Inc.

•	$8.3 million in the form of debt to Hot Stuff Foods, LLC.

•	$7.8 million in the form of debt to Mercury Air Centers, Inc.

•	$6.5 million in co-investment commitments to Pine Creek Equity Partners, LLC.

•	We have various commitments to Callidus Capital Corporation (Callidus), which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. Our commitment to Callidus consisted of the following at March 31, 2006:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$40.0	$—	$40.0
Revolving line of credit for working capital	4.0	3.8	0.2
Revolving line of credit facility to support warehousing activities(2)	50.0	3.7	46.3

Total	$94.0	$7.5	$86.5

(1)	Callidus has a secured warehouse credit facility with a third party for up to $400 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate our $40 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

(2)	This facility supports Callidus’ purchase of middle market senior loans pending the sale of such loans to its warehouse credit facilities.

In addition, at March 31, 2006, we had a commitment to Callidus to purchase preferred equity in future CLO transactions of $32.4 million.
      In addition to these outstanding investment commitments at March 31, 2006, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $184.7 million. See “Financial Condition, Liquidity and Capital Resources.”
      Our largest investment at value at March 31, 2006, was in Business Loan Express, LLC and our largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (Advantage) and Business Loan Express, LLC (BLX).

      Business Loan Express, LLC.     At March 31, 2006, our investment in BLX totaled $291.3 million at cost and $326.2 million at value, or 7.9% of our total assets, which includes unrealized appreciation of $35.0 million. We acquired BLX in 2000.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income	$3.9	$3.4
Dividend income	—	2.0
Fees and other income	2.2	2.4

Total interest and related portfolio income	$6.1	$7.8

      Interest and dividend income from BLX for the three months ended March 31, 2006 and 2005, included interest and dividend income of $1.8 million and $1.6 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to us through the issuance of additional debt or equity interests. Accrued interest and dividends receivable and other assets at March 31, 2006, included accrued interest and fees due from BLX totaling $3.4 million, of which $2.2 million was paid in cash in the second quarter of 2006.
      Net change in unrealized appreciation or depreciation included a net decrease in unrealized appreciation on our investment in BLX of $22.7 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively. See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to this investment.
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
      We had a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to the company that expired on April 30, 2006. There were no amounts outstanding under this facility at March 31, 2006.
      At December 31, 2005, BLX had a three-year $275.0 million revolving credit facility provided by third party lenders that was scheduled to mature in January 2007. As the controlling equity owner in BLX, we had provided an unconditional guaranty to the revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under the revolving credit facility. At December 31, 2005, the principal amount of loans outstanding on the revolving credit facility was $228.2 million and letters of credit issued under the facility were $41.7 million. The total obligation guaranteed by us at December 31, 2005, was $135.4 million.
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At March 31, 2006, the principal amount outstanding on the revolving credit facility was $240.2 million and letters of credit issued under the facility were $41.7 million. The total obligation guaranteed by us at March 31, 2006, was $141.1 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under our revolving credit facility. BLX was in compliance with the terms of this facility at March 31, 2006. At March 31, 2006, we had also provided four standby letters of credit totaling $34.1 million in connection with four term securitization transactions completed by BLX.
      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain on our equity investment sold of $433.1 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of our cash proceeds from the sale of the common stock have been held in escrow, subject to certain holdback provisions. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our realized gain of $433.1 million excludes any earn-out amounts. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold will allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note is collected. In connection with the transaction, we retained an equity investment in the business valued at $15 million as a minority shareholder.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest for the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income	$7.3	$7.7
Loan prepayment premiums	5.0	—
Fees and other income	1.8	1.5

Total interest and related portfolio income	$14.1	$9.2

      In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction.
      After the completion of the sale transaction, our investment in Advantage at March 31, 2006, which was composed of subordinated debt and a minority equity interest, totaled $151.3 million at cost and $164.3 million at value, which included unrealized appreciation of $13.0 million. Subsequent to the completion of the sale transaction, we estimate that our interest income from our subordinated debt investment in Advantage will be approximately $4.5 million per quarter.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
      STS Operating, Inc. On May 1, 2006, we announced the completion of the sale of STS Operating, Inc. (STS). We were repaid our $6.8 million in subordinated debt outstanding and we realized a gain on the sale of our common stock in STS of approximately $94 million, subject to post-closing adjustments. The cost basis of our equity was $3.5 million. As part of the consideration for the sale of our equity, we received a $30 million subordinated note. Approximately $10.7 million of our proceeds are subject to certain holdback provisions and post-closing adjustments. For tax purposes, the receipt of the $30 million subordinated note as part of our consideration for the common stock sold will allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note is collected.
Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the
	Three Months Ended March 31,				At and for
					the Year Ended
					December 31,
	2006		2005		2005

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$—		$466.1	13.0%	$—
CDO bonds and preferred shares	—		227.1	15.8%	—
Commercial mortgage loans	102.7	7.6%	89.7	6.4%	102.6	7.6%
Real estate owned	15.0		18.4		13.9
Equity interests	11.7		15.2		10.6

Total portfolio	$129.4		$816.5		$127.1

Investments funded	$2.0		$97.4		$213.5
Change in accrued or reinvested interest	$1.0		$2.6		$(18.0)
Principal collections related to investment repayments or sales(2)	$3.8		$7.1		$799.5

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
(2)	Principal collections related to investment repayments or sales for the year ended December 31, 2005, included $718.1 million related to the sale of our CMBS and CDO portfolio in May 2005.

     Our commercial real estate investments funded for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Three Months Ended March 31, 2006
Commercial mortgage loans	$0.6	$—	$0.6
Equity interests	1.4	—	1.4

Total	$2.0	$—	$2.0

For the Three Months Ended March 31, 2005
CMBS bonds (3 new issuances)(1)	$160.6	$(67.4)	$93.2
Commercial mortgage loans	4.1	(0.7)	3.4
Equity interests	0.8	—	0.8

Total	$165.5	$(68.1)	$97.4

For the Year Ended December 31, 2005
CMBS bonds (4 new issuances)(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	88.5	(0.8)	87.7
Equity interests	4.8	—	4.8

Total	$304.8	$(91.3)	$213.5

(1)	The CMBS bonds invested in during 2005 were sold on May 3, 2005.
     At March 31, 2006, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $13.6 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.0 million.
      Sale of CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares.     On May 3, 2005, we completed the sale of our portfolio of commercial mortgage-backed securities (CMBS) and real estate related collateralized debt obligation (CDO) bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of $976.0 million and a net realized gain of $227.7 million, after transaction and other costs of $7.8 million, in the second quarter of 2005. Transaction costs included investment banking fees, legal and other professional fees, and other transaction costs. The CMBS and CDO assets sold had a cost basis at closing of $739.8 million, including accrued interest of $21.7 million. Upon the closing of the sale, we settled all the hedge positions relating to these assets, which resulted in a net realized loss of $0.7 million, which was included in the net realized gain on the sale.
      Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement with CWCapital Investments LLC, an affiliate of the Caisse (CWCapital), pursuant to which we agreed to sell certain commercial real estate related assets, including servicer advances, intellectual property, software and other platform assets, subject to certain adjustments. Under this agreement, we have agreed not to invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, or through May 2008, subject to certain limitations and excluding our existing portfolio and related activities.
      The real estate securities purchase agreement, under which we sold the CMBS and CDO portfolio, and the platform asset purchase agreement contain customary representations and warranties, and require us to indemnify the affiliates of the Caisse that are parties to the agreements for certain liabilities arising under the agreements, subject to certain limitations and conditions.

Hedging Activities
      We have invested in commercial mortgage loans, which were purchased at prices that were based in part on comparable Treasury rates. We have entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of these commercial mortgage loans. These transactions, referred to as short sales, involve receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price, whatever that price may be. Risks in these contracts arise from movements in the value of the borrowed Treasury securities due to changes in interest rates and from the possible inability of counterparties to meet the terms of their contracts. If the value of the borrowed Treasury securities increases, we will incur losses on these transactions. These losses are limited to the increase in value of the borrowed Treasury securities; conversely, the value of the hedged commercial mortgage loans would likely increase. If the value of the borrowed Treasury securities decreases, we will incur gains on these transactions which are limited to the decline in value of the borrowed Treasury securities; conversely, the value of the hedged commercial mortgage loans would likely decrease. We do not anticipate nonperformance by any counterparty in connection with these transactions.
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.5 million and $17.7 million at March 31, 2006, and December 31, 2005, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $17.5 million and $17.7 million at March 31, 2006, and December 31, 2005, respectively. The amount of the hedge will vary from period to period depending upon the amount of commercial mortgage loans that we own and have hedged as of the balance sheet date.
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
      At March 31, 2006, and December 31, 2005, our portfolio was graded as follows:

	2006		2005

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,287.9	34.9%	$1,643.0	45.6%
2	2,183.2	59.2	1,730.8	48.0
3	89.1	2.4	149.1	4.1
4	64.5	1.7	26.5	0.7
5	66.3	1.8	57.0	1.6

	$3,691.0	100.0%	$3,606.4	100.0%

      Grade 1 portfolio assets decreased from $1.6 billion at December 31, 2005, to $1.3 billion at March 31, 2006, primarily as a result of the sale of Advantage Sales & Marketing, Inc. (Advantage) on March 29, 2006. Advantage had a value of $660.4 million, including $402.7 million of unrealized appreciation, at December 31, 2005. Our investment in Advantage after the sale transaction was

$164.3 million at value, including $13.0 million of unrealized appreciation, at March 31, 2006, and was included in Grade 1 assets. See “— Portfolio and Investment Activity” above for further discussion. Grade 2 portfolio assets increased from $1.7 billion at December 31, 2005, to $2.2 billion at March 31, 2006, primarily as a result of the level of new investments made during the first quarter of 2006, as new investments generally enter the portfolio as Grade 2 assets.
      Total Grade 3, 4 and 5 portfolio assets were $219.9 million and $232.6 million, respectively, or were 5.9% and 6.4%, respectively, of the total portfolio at value at March 31, 2006, and December 31, 2005.
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
      Loans and Debt Securities on Non-Accrual Status. At March 31, 2006, and December 31, 2005, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2006	2005
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$29.0	$15.6
Companies 5% to 25% owned	5.6	—
Companies less than 5% owned	51.8	11.4
Commercial real estate finance	12.6	12.9
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	40.6	58.0
Companies 5% to 25% owned	5.1	0.5
Companies less than 5% owned	4.4	49.5
Commercial real estate finance	8.6	7.9

Total	$157.7	$155.8

Percentage of total portfolio	4.3%	4.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at March 31, 2006, and December 31, 2005, were as follows:

	2006	2005

($ in millions)
Private finance	$82.6	$74.6
Commercial mortgage loans	6.0	6.1

Total	$88.6	$80.7

Percentage of total portfolio	2.4%	2.2%

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
      As a result of these and other factors, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $88.6 million and $60.7 million at March 31, 2006, and December 31, 2005, respectively.

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2006 and 2005
      The following table summarizes the Company’s operating results for the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
				Percentage
	2006	2005	Change	Change
($ in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$88,881	$84,945	3,936	5%
Loan prepayment premiums	5,286	1,677	3,609	215%
Fees and other income	16,844	8,297	8,547	103%

Total interest and related portfolio income	111,011	94,919	16,092	17%

Expenses
Interest	24,300	20,225	4,075	20%
Employee	21,428	15,456	5,972	39%
Stock options	3,606	—	3,606	100%
Administrative	11,519	20,754	(9,235)	(44)%

Total operating expenses	60,853	56,435	4,418	8%

Net investment income before income taxes	50,158	38,484	11,674	30%
Income tax expense (benefit), including excise tax	8,858	(268)	9,126	**

Net investment income	41,300	38,752	2,548	7%

Net Realized and Unrealized Gains (Losses)
Net realized gains	432,835	10,285	422,550	*
Net change in unrealized appreciation or depreciation	(374,548)	70,584	(445,132)	*

Total net gains	58,287	80,869	(22,582)	*

Net income	$99,587	$119,621	(20,034)	(17)%

Diluted earnings per common share	$0.70	$0.88	(0.18)	(20)%

Weighted average common shares outstanding — diluted	141,738	135,579	6,159	5%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

**	Percentage change is not meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and Dividends. Interest and dividend income for the three months ended March 31, 2006 and 2005, was composed of the following:

	2006	2005
($ in millions)
Interest
Private finance loans and debt securities	$82.6	$56.8
CMBS and CDO portfolio	—	22.1
Commercial mortgage loans	2.8	1.5
Cash and cash equivalents and other	2.9	0.4

Total interest	88.3	80.8
Dividends	0.6	4.1

Total interest and dividends	$88.9	$84.9

      Our interest income from our private finance loans and debt securities has increased period over period as a result of the growth in this portfolio since March 31, 2005, as shown below. In addition, during the first quarter of 2006, we resumed accruing interest for certain private finance portfolio companies. Such additional interest income totaled $3.8 million for the three months ended March 31, 2006.
      There was no interest income from the CMBS and CDO portfolio in the first quarter of 2006 as we sold this portfolio on May 3, 2005. The CMBS and CDO portfolio sold had a cost basis of $718.1 million and a weighted average yield on the cost basis of the portfolio of approximately 13.8%. We generally reinvested the principal proceeds from the CMBS and CDO portfolio into our private finance portfolio.
      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the weighted average yield on the interest-bearing investments in the portfolio at March 31, 2006 and 2005, were as follows:

	2006		2005

		Weighted		Weighted
		Average		Average
	Value	Yield(1)	Value	Yield(1)
($ in millions)
Private finance loans and debt securities	$2,530.0	12.5%	$1,556.4	13.8%
CMBS and CDO portfolio	—	—	693.2	13.9%
Commercial mortgage loans	102.7	7.6%	89.7	6.4%

Total	$2,632.7	12.3%	$2,339.3	13.6%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     The private finance portfolio yield at March 31, 2006, of 12.5% as compared to the private finance portfolio yield of 13.8% at March 31, 2005, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from period to period based on the current stated

interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “Private Finance.”
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the three months ended March 31, 2006 and 2005, included $0 and $2.0 million, respectively, of dividends from BLX on the Class B equity interests held by us, which were paid in cash.
      Loan Prepayment Premiums. Loan prepayment premiums were $5.3 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. Loan prepayment premiums for the three months ended March 31, 2006, included $5.0 million related to the repayment of our subordinated debt in connection with the sale of our majority equity interest in Advantage. See “—Portfolio and Investment Activity” above for further discussion. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and Other Income. Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.
      Fees and other income for the three months ended March 31, 2006 and 2005, included fees relating to the following:

	2006	2005
($ in millions)
Structuring and diligence	$11.0	$1.3
Transaction and other services provided to portfolio companies	0.1	1.2
Management, consulting and other services provided to portfolio companies and guaranty fees	5.7	4.8
Other income	—	1.0

Total fees and other income	$16.8	$8.3

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees for the three months ended March 31, 2006, included structuring fees from Advantage Sales and Marketing, CR Brands, Hot Stuff Foods, and 3SI Security Systems totaling $8.1 million. Structuring and diligence fees may vary substantially from period to period based on the level of new investment originations and the market rates for these types of fees. Private finance investments funded were $795.9 million for the three months ended March 31, 2006, as compared to $168.2 million for the three months ended March 31, 2005.

      Management fees for the three months ended March 31, 2006, included $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “—Portfolio and Investment Activity” above for further discussion.
      Fees and other income related to the CMBS and CDO portfolio for the three months ended March 31, 2005, were $1.7 million. As noted above, we sold our CMBS and CDO portfolio on May 3, 2005.
      BLX and Advantage. BLX was our largest investment at value at March 31, 2006, and represented 7.9% of our total assets. Advantage and BLX were our largest investments at March 31, 2005, and together represented 19.5% of our total assets.
      Total interest and related portfolio income from these investments for the three months ended March 31, 2005 and 2006, was as follows:

	2006	2005
($ in millions)
Advantage(1)	$14.1	$9.2
BLX	$6.1	$7.8

(1)	Includes income from the period we held a majority equity interest only. See “—Portfolio and Investment Activity” above for further discussion.
     Operating Expenses. Operating expenses include interest, employee, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the three months ended March 31, 2006 and 2005, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and closing costs, at and for the three months ended March 31, 2006 and 2005, were as follows:

	At and for the
	Three Months Ended
	March 31,

	2006	2005
($ in millions)
Total outstanding debt	$1,274.2	$1,296.4
Average outstanding debt	$1,491.5	$1,125.0
Weighted average cost(1)	6.5%	6.4%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.2 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively.

      Employee Expense. Employee expenses for the three months ended March 31, 2006 and 2005, were as follows:

	2006	2005
($ in millions)
Salaries and employee benefits(1)	$17.3	$12.0
Individual performance award (IPA)	1.7	1.9
IPA mark to market expense (benefit)	1.0	0.1
Individual performance bonus (IPB)	1.4	1.5

Total employee expense	$21.4	$15.5

Number of employees at end of period	155	158

(1)	Salaries and employee benefits included accrued bonuses of $7.9 million and $3.7 million for the three months ended March 31, 2006 and 2005, respectively.
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
      As a result of changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting talent in the private equity industry, the Compensation Committee and the Board of Directors determined that for 2005 and 2006 a portion of the IPA should be replaced with an individual performance bonus (IPB). The IPB is distributed in cash to award recipients in equal bi-weekly installments (beginning in February of each respective year) as long as the recipient remains employed by us.
      The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2006. We currently estimate the IPA and IPB to be approximately $8.1 million each; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.
      In connection with our 2006 Annual Meeting of Stockholders, the stockholders are being requested to vote to approve the issuance of up to 2,500,000 shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options granted to certain officers and directors under the Amended Stock Option Plan. Under the initiative, which has been reviewed and approved by our Board of Directors, all optionees who hold vested stock options with exercise prices below the market value of the stock (or “in-the-money” options), would be offered the opportunity to receive cash and common stock in exchange for their voluntary cancellation of their vested stock options. The sum of the cash and common stock to be received by each optionee would equal the “in-the-money” value of the stock option cancelled. As part of this initiative, the Board of Directors is also considering the adoption of a target ownership structure that would establish minimum ownership levels for our senior officers and continue to further align the interests of our officers with those of our stockholders. Unlike the accounting treatment typically associated with a stock option exercise, the option cancellation payment (OCP) would be recorded as an expense for financial reporting purposes, and the expense may be significant. Based on the 13 million vested options outstanding and the market price of $30.50 of our stock on March 10, 2006, the expense related to the OCP would be approximately $106 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. For income tax purposes, our tax expense resulting from the OCP would be similar to the tax expense that would result from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market would be limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Employee Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the service period. With respect to options granted prior to January 1, 2006, we have used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized in the statement of operations over the service period. The effect of this adoption for the three months ended March 31, 2006, was employee-related stock option expense of $3.6 million, which included $3.4 million related to previously awarded options that were unvested as of January 1, 2006, and $0.2 million related to options granted during the three months ended March 31, 2006.
      We estimate that the stock option expense that will be recorded in our statement of operations under the Statement, will be approximately $14.3 million, $9.3 million, and $2.8 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes stock option expense related to options granted in the first quarter of 2006 of approximately $0.8 million, $0.5 million, and $0.2 million, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, stock record expenses, directors’ fees, and various other expenses. Administrative expenses for the three months ended March 31, 2006 and 2005, were as follows:

	2006	2005
($ in millions)
Administrative expenses, excluding investigation related costs	$8.6	$8.5
Investigation related costs	2.9	12.3

Total administrative expenses	$11.5	$20.8

      Investigation related costs include costs associated with requests for information in connection with two government investigations. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1.

      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three months ended March 31, 2006 and 2005, were as follows:

	2006	2005
($ in millions)
Income tax expense (benefit)	$0.5	$(0.3)
Excise tax expense	8.4	—

Income tax expense (benefit), including excise tax	$8.9	$(0.3)

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, our estimated annual taxable income for 2006 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2006, and such estimated excess taxable income will be distributed in 2007. Therefore, we will be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. Accordingly, we have accrued an estimated excise tax of $8.4 million for the three months ended March 31, 2006, based upon our estimated excess taxable income earned for that period. See “Financial Condition, Liquidity and Capital Resources.”
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended March 31, 2006 and 2005, were as follows:

	For the Three
	Months Ended
	March 31,

	2006	2005
($ in millions)
Realized gains	$436.5	$14.7
Realized losses	(3.7)	(4.4)

Net realized gains	$432.8	$10.3

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2006 and 2005, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three
	Months Ended
	March 31,

($ in millions)	2006	2005

Reversal of previously recorded unrealized appreciation associated with realized gains	$(393.6)	$(9.9)
Reversal of previously recorded unrealized depreciation associated with realized losses	2.7	4.8

Total reversal	$(390.9)	$(5.1)

      Realized gains for the three months ended March 31, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$433.1
Nobel Learning Communities, Inc.	1.5
The Debt Exchange Inc.	1.1
Other	0.2

Total private finance	435.9

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total gross realized gains	$436.5

2005

Portfolio Company	Amount

Private Finance:
Polaris Pool Systems, Inc.	$7.4
U.S. Security Holdings, Inc.	3.3
Oriental Trading Company, Inc.	1.0
Woodstream Corporation	0.9
DCS Business Services, Inc.	0.7
Other	0.9

Total private finance	14.2

Commercial Real Estate:
Other	0.5

Total commercial real estate	0.5

Total gross realized gains	$14.7

      Realized losses for the three months ended March 31, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Aspen Pet Products, Inc.	$1.5
Nobel Learning Communities, Inc.	1.4
Other	0.5

Total private finance	3.4

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total gross realized losses	$3.7

2005

Portfolio Company	Amount

Private Finance:
Alderwoods Group, Inc.	$0.8
Other	0.3

Total private finance	1.1

Commercial Real Estate:
Other	3.3

Total commercial real estate	3.3

Total gross realized losses	$4.4

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2006, portfolio investments recorded at fair value were approximately 90% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events or other events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.
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
      For the three months ended March 31, 2006 and 2005, we received third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin (Houlihan Lokey) for our private finance portfolio as follows:

	2006	2005

Number of private finance portfolio companies reviewed:
Duff & Phelps(1)	76	35
Houlihan Lokey	2	1

Total number of private finance portfolio companies reviewed	78	36

Percentage of private finance portfolio reviewed at value:
Duff & Phelps(1)	82.2%	59.6%
Houlihan Lokey	4.8%	14.9%

Percentage of private finance portfolio reviewed at value	87.0%	74.5%

(1)	During the third quarter of 2005, S&P Corporate Value Consulting merged with Duff & Phelps, LLC, a financial advisory and investment banking firm. The merged company operates under the name of Duff & Phelps, LLC.
     Professional fees for third-party valuation assistance were $1.4 million for the year ended December 31, 2005, and are estimated to be approximately $1.5 million for 2006.

      Valuation Methodology — CDO and CLO Bonds and Preferred Shares/Income Notes (“CDO/CLO Assets”). CDO/CLO Assets are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO/CLO Assets as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each bond ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the bonds. We determine the fair value of our CDO/CLO Assets on an individual security-by-security basis. If we were to sell a group of these CDO/CLO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual bonds or preferred shares/income notes.
      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006 and 2005, consisted of the following:

	2006(1)	2005(1)
($ in millions)
Net unrealized appreciation or depreciation	$16.4	$75.7
Reversal of previously recorded unrealized appreciation associated with realized gains	(393.6)	(9.9)
Reversal of previously recorded unrealized depreciation associated with realized losses	2.7	4.8

Net change in unrealized appreciation or depreciation	$(374.5)	$70.6

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     At March 31, 2006, our largest investment was in BLX. The following is a summary of the methodology that we used to determine the fair value of this investment.
      Business Loan Express, LLC. To determine the value of our investment in BLX at March 31, 2006, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from Duff & Phelps for our investment in BLX at March 31, 2006, and December 31, 2005.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at March 31, 2006, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2005.
      Our investment in BLX at March 31, 2006, was valued at $326.2 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $35.0 million at March 31, 2006. We decreased unrealized appreciation in the first quarter of 2006 by $22.7 million from December 31, 2005. This decrease resulted from a reduction in enterprise value at March 31, 2006, of approximately 4% as compared to the enterprise value at December 31, 2005. BLX has experienced higher loan prepayments in recent months, which BLX management believes is due to a robust economy and increased competition from banks, and as a result, BLX management has scaled back their projected loan originations as a result of this more competitive lending environment.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 141.7 million and 135.6 million for the three months ended March 31, 2006 and 2005, respectively.
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
      In order to maintain our status as a regulated investment company and obtain regulated investment company tax benefits, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Internal Revenue Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Dividends and Distributions
      Dividends to common shareholders for the three months ended March 31, 2006 and 2005, were $82.5 million and $76.1 million, respectively, or $0.59 per common share for the first quarter of 2006 and $0.57 per common share for the first quarter of 2005. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.

      The Board of Directors has declared a dividend of $0.60 per common share for the second quarter of 2006.
      Dividends are generally determined based upon an estimate of annual taxable income and the amount of taxable income carried over from the prior year for distribution in the current year. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income carried over and paid out in the next year may be subject to a 4% excise tax. See “Other Matters — Regulated Investment Company Status” above. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend. We currently estimate that the taxable income carried over from 2005 for distribution to shareholders in 2006 is $163.8 million. However, our taxable income for 2005 is an estimate and will not be finally determined until we file our 2005 tax return in September 2006, and therefore, the amount of excess taxable income carried over from 2005 into 2006 may be different from this estimate.
      We currently expect that our estimated annual taxable income for 2006 will be in excess of our estimated dividend distributions to shareholders in 2006 from such taxable income, and, therefore, we expect to carry over excess taxable income for distribution to shareholders in 2007. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2006 over the amount of actual distributions from such taxable income in 2006. Accordingly, for the three months ended March 31, 2006, we have accrued an excise tax of $8.4 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2006 may be adjusted as appropriate in the remainder of 2006 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2006 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2006 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.

Liquidity and Capital Resources
      At March 31, 2006, and December 31, 2005, our liquidity portfolio (see below), cash and investments in money market securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2006	2005

Liquidity portfolio (including money market securities: 2006-$101.1; 2005-$100.0)	$202.4	$200.3
Cash and investments in money market securities (including money market securities: 2006-$38.7; 2005-$22.0)	$43.5	$53.3
Total assets	$4,121.2	$4,025.9
Total debt outstanding	$1,274.2	$1,284.8
Total shareholders’ equity	$2,729.8	$2,620.5
Debt to equity ratio	0.47	0.49
Asset coverage ratio(1)	317%	309%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      During the fourth quarter of 2005, we established a liquidity portfolio that is composed of money market securities and U.S. Treasury bills. At March 31, 2006, the value and yield of the money market securities were $101.1 million and 4.6%, respectively, and were held in money market funds. The value and yield of the Treasury bills were $101.3 million and 4.2%, respectively, at March 31, 2006. The Treasury bills are due in June 2006. The liquidity portfolio was established to provide a pool of liquid assets within our balance sheet. Our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. Our liquidity was reduced when we sold our portfolio of CMBS assets in May 2005, particularly BB rated bonds, which were generally more liquid than assets in our private finance portfolio. Given the level of taxable income that we estimate has been carried over from 2005 for distribution in 2006, we established the liquidity portfolio to provide a liquid resource from which to distribute this excess taxable income. We will assess the amount held in and the composition of the liquidity portfolio throughout the year.
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
      During the three months ended March 31, 2006, we sold equity of $83.0 million. We did not sell new equity in a public offering during the three months ended March 31, 2005, or for the year ended December 31, 2005. In addition, shareholders equity increased by $7.7 million, $4.1 million and $77.5 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2006 and 2005, and the year ended December 31, 2005.
      We employ an asset-liability management strategy that focuses on matching the estimated maturities of our loan and investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $641.8 million on March 31, 2006. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      At March 31, 2006, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$1,164.7	$1,164.7	6.2%
SBA debentures	16.5	16.5	7.4%

Total notes payable and debentures	1,181.2	1,181.2	6.2%
Revolving line of credit	772.5	93.0	6.2	% (2)

Total debt	$1,953.7	$1,274.2	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees and other facility fees that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees and other facility fees of $3.3 million at March 31, 2006.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and other facility fees on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
     Unsecured Notes Payable. We have issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2006 and generally have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity.
      On May 1, 2006, we issued $50.0 million of long-term debt with a fixed interest rate of 6.75%. This debt matures in May 2013. The proceeds of this issuance were used to repay $25 million of 7.49% unsecured long-term debt that matured on May 1, 2006, with the remainder being used to fund new portfolio investments and for general corporate purposes.
      Small Business Administration Debentures. Through our small business investment company subsidiary, we have debentures payable to the Small Business Administration (SBA) with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first quarters of 2006 and 2005, we repaid $12.0 million and $31.0 million of this outstanding debt. Under the small business investment company program, we may borrow up to $124.4 million from the SBA. We currently do not have plans to borrow additional amounts from the SBA.
      Revolving Line of Credit. At March 31, 2006, we had an unsecured revolving line of credit with a committed amount of $772.5 million. The revolving line of credit expires on September 30, 2008. The revolving line of credit may be expanded through new or additional commitments up to $922.5 million at our option. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.30% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.

      At March 31, 2006, there was $93.0 outstanding on our unsecured revolving line of credit. The amount available under the line at March 31, 2006, was $641.8 million, net of amounts committed for standby letters of credit of $37.7 million. Net borrowings under the revolving line of credit for the three months ended March 31, 2006, were $1.3 million.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities also limit our ability to declare dividends if we default under certain provisions. As of March 31, 2006, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2006.

		Payments Due By Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$1,164.7	$175.0	$—	$153.0	$267.2	$408.0	$161.5
SBA debentures	16.5	—	—	—	—	—	16.5
Revolving line of credit(1)	93.0	—	—	93.0	—	—	—
Operating leases	27.9	3.3	4.4	4.5	4.7	4.4	6.6

Total contractual obligations	$1,302.1	$178.3	$4.4	$250.5	$271.9	$412.4	$184.6

(1)	At March 31, 2006, $641.8 million remained unused and available, net of amounts committed for standby letters of credit of $37.7 million issued under the credit facility.
Off-Balance Sheet Arrangements
      The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2006.

		Amount of Commitment Expiration Per Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Guarantees	$154.0	$1.3	$0.6	$3.0	$143.6	$—	$5.5
Standby letters of credit(1)	37.7	0.1	—	37.6	—	—	—

Total commitments	$191.7	$1.4	$0.6	$40.6	$143.6	$—	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.
     In addition, we had outstanding commitments to fund investments totaling $329.9 million at March 31, 2006. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

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
        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies and CDO and CLO bonds and preferred shares/ income notes. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.
        Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than our cost basis if the amount that would be repaid on the loan or debt security upon the sale of the portfolio company is greater than our cost basis.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
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
      Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”). CDO and CLO bonds and preferred shares/ income notes (“CDO/CLO Assets”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on its CDO/CLO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. We determine the fair value of its CDO/CLO Assets on an individual security-by-security basis.
      We recognize income from the amortization of original issue discount using the effective interest method using the anticipated yield over the projected life of the investment. Yields are revised when there are changes in actual and estimated prepayment speeds or actual and estimated credit losses. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the CDO/ CLO Assets from the date the estimated yield was changed.
      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized, the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2005.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	March 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Senior Loan(5)			$—	$—	$—	$—
(Telecommunications)	Subordinated Debt(5)			—	—	—	—
	Common Stock			—	—	—	—

Advantage Sales &	Subordinated Debt	$1,712		59,787	213	(60,000)	—
Marketing, Inc.(7)	Subordinated Debt	5,555		124,000	374	(124,374)	—
(Business Services)	Common Stock			476,578	—	(476,578)	—

Alaris Consulting, LLC	Senior Loan(5)	(16)		—	16	(16)	—
(Business Services)	Equity Interests			—	—	—	—

American Healthcare Services, Inc. and Affiliates	Senior Loan(5)			4,097	—	(95)	4,002
(Healthcare Services)

Avborne, Inc.	Preferred Stock			892	—	—	892
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Business Loan Express, LLC	Subordinated Debt	38		10,000	15,000	(25,000)	—
(Financial Services)	Class A Equity
	Interests	3,845		60,693	1,839	—	62,532
	Class B Equity Interests *			146,910	—	(10,820)	136,090
	Class C Equity Interests			139,521	—	(11,902)	127,619

Callidus Capital Corporation	Senior Loan	284		600	6,880	—	7,480
(Financial Services)	Subordinated Debt	227		4,832	217	—	5,049
	Common Stock			7,968	2,387	—	10,355

CR Brands, Inc.	Senior Loan	341		—	37,048	—	37,048
(Consumer Products)	Subordinated Debt	702		—	38,705	—	38,705
	Common Stock			—	37,431	—	37,431

Diversified Group	Preferred Stock	33		728	—	(14)	714
Administrators, Inc.	Preferred Stock			841	—	—	841
(Business Services)	Common Stock	68		502	69	—	571

Financial Pacific Company	Subordinated Debt	3,080		69,904	362	—	70,266
(Financial Services)	Preferred Stock			13,116	655	—	13,771
	Common Stock			44,180	—	(511)	43,669

ForeSite Towers, LLC	Equity Interests	80		9,750	1,544	—	11,294
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt(5)			11,198	138	—	11,336
	Preferred Equity
	Interest			4,303	—	(3,749)	554
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(5)		4,161	175	(4,336)	—
(Business Services)	Common Stock			—	220	(220)	—

Healthy Pet Corp.	Senior Loan	386		4,086	12,652	—	16,738
(Consumer Services)	Subordinated Debt	1,623		38,535	4,551	—	43,086
	Common Stock			25,766	5,174	—	30,940

HMT, Inc.	Preferred Stock			2,637	—	—	2,637
(Energy Services)	Common Stock			5,343	577	—	5,920
	Warrants			2,057	223	—	2,280

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			742	127	—	869

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	March 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Insight Pharmaceuticals	Subordinated Debt	$2,374		$58,298	$387	$—	$58,685
Corporation	Preferred Stock			26,791	—	(2,015)	24,776
(Consumer Products)	Common Stock			236	—	(236)	—

Jakel, Inc.	Subordinated Debt(5)			—	1,066	—	1,066
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Senior Loan (5)			5,029	93	—	5,122
(Financial Services)	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	18	(18)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	10		621	12	—	633
(Business Services)	Equity Interest			2,226	763	—	2,989

Mercury Air Centers, Inc.	Senior Loan	864		31,720	4,000	—	35,720
(Business Services)	Subordinated Debt	2,007		46,519	4,165	—	50,684
	Common Stock			88,898	4,702	—	93,600

MVL Group, Inc.	Senior Loan	884		27,218	68	—	27,286
(Business Services)	Subordinated Debt	1,223		32,417	236	—	32,653
	Common Stock			3,211	—	(1,178)	2,033

Pennsylvania Avenue	Equity Interests			1,864	1,193	(3,057)	—
Investors, L.P.
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan	1,157		23,792	6,075	—	29,867
(Consumer Products)	Subordinated Debt(5)			7,364	1,093	—	8,457
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Preferred Stock	363		12,097	1,708	(13,805)	—
(Consumer Products)	Warrants			500	84	(584)	—

Service Champ, Inc.	Subordinated Debt	1,060		26,906	178	—	27,084
(Business Services)	Common Stock			13,319	2,246	—	15,565

Staffing Partners Holding	Subordinated Debt(5)		$355	6,343	—	(2,173)	4,170
Company, Inc.	Preferred Stock			1,812	—	(1,812)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Startec Global
Communications	Senior Loan	623		21,685	2,244	(942)	22,987
Corporation	Common Stock			—	—	—	—
(Telecommunications)

STS Operating, Inc.	Subordinated Debt	251		6,593	—	—	6,593
(Industrial Products)	Common Stock			64,963	32,039	—	97,002
	Options			560	292	—	852

Triview Investments, Inc.	Senior Loan	246		7,449	6,846	—	14,295
(Broadcasting & Cable/	Subordinated Debt	1,131		30,845	6,842	—	37,687
Consumer Products)	Subordinated Debt(5)			19,520	—	—	19,520
	Common Stock			29,171	1,854	(142)	30,883

Total companies more than 25% owned		$30,146					$1,388,855

Companies 5% to 25% Owned

Advantage Sales &	Subordinated Debt	$158		$—	$149,258	$—	$149,258
Marketing, Inc.(7)	Equity Interests			—	15,000	—	15,000
(Business Services)

Air Evac Lifeteam LLC	Subordinated Debt	1,477		42,267	221	—	42,488
(Healthcare Services)	Equity Interests			4,025	1,375	—	5,400

Aspen Pet Products, Inc.	Subordinated Debt	1,130		19,959	399	(20,358)	—
(Consumer Products)	Preferred Stock	29		1,638	516	(2,154)	—
	Common Stock			17	123	(140)	—
	Warrants			—	—	—	—

BB&T Capital	Equity Interests			—	5,867	—	5,867
Partners/Windsor
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	866		23,543	155	—	23,698
(Industrial Products)	Common Stock			2,200	—	(700)	1,500

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	March 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

wBI Incorporated	Senior Loan	$60		$—	$14,891	$(10,000)	$4,891
(Business Services)	Subordinated Debt	361		—	29,852	—	29,852
	Subordinated Debt			16,133	153	(16,286)	—
	Common Stock			—	4,000	—	4,000

The Debt Exchange Inc.	Preferred Stock			3,219	—	(3,219)	—
(Business Services)

MedBridge Healthcare, LLC	Senior Loan(5)			7,093	71	(2,010)	5,154
(Healthcare Services)	Subordinated Debt(5)			534	375	(909)	—
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	501	(501)	—

Nexcel Synthetics, LLC	Subordinated Debt	390		10,588	97	—	10,685
(Consumer Products)	Equity Interests			1,367	115	—	1,482

Pres Air Trol LLC	Unitranche Debt(5)	(10)	$184	5,820	—	(237)	5,583
(Industrial Products)	Equity Interests			318	10	—	328

Progressive International
Corporation	Subordinated Debt	299		7,376	39	—	7,415
(Consumer Products)	Preferred Stock			884	18	—	902
	Common Stock			13	287	—	300
	Warrants			—	—	—	—

wSoteria Imaging Services, LLC	Subordinated Debt	462		13,447	33	—	13,480
(Healthcare Services)	Equity Interests			2,308	46	—	2,354

Universal Environmental
Services, LLC	Unitranche Debt	428		10,862	78	—	10,940
(Business Services)	Equity Interests			1,328	18	(278)	1,068

Total companies 5% to 25% owned		$5,650					$341,645

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of March 31, 2006.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at March 31, 2006, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	Included in the companies more than 25% owned category while the Company held a majority equity interest. On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company’s investment in Advantage after the sale transaction is included in the companies 5% to 25% owned category. See Note 3 to the consolidated financial statements for further information.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

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

Item 1A.  Risk Factors
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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At March 31, 2006, portfolio investments recorded at fair value were 90% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At March 31, 2006, our largest investment at value was in Business Loan Express, LLC (BLX) and represented 7.9% of our total assets and 5.5% of our total interest and related portfolio income for the three months ended March 31, 2006. BLX is a lender under the Small Business Administration 7(a) Guaranteed Loan Program. Our financial results could be negatively affected if government funding for, or regulations related to, this program change.
      We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our revolving line of credit, notes payable and debentures contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.
      At March 31, 2006, we had $1.3 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.5%. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.0% as of March 31, 2006.

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2006, our asset coverage for senior indebtedness was 317%.
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
      Assuming that the balance sheet as of March 31, 2006, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We expect to continue to borrow from financial institutions or other investors and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year.
      There is a risk that our common stockholders may not receive dividends or distributions. We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue discount. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.
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

      Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price paid by stockholders, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended March 31, 2006, we issued a total of 120,221 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.6 million.
Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended March 31, 2006, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II),

which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
1/1/2006 to 1/31/2006	1,442	$29.33
2/1/2006 to 2/28/2006	—	$—
3/1/2006 to 3/31/2006	—	$—
2005 DCP II(2)
1/1/2006 to 1/31/2006	13,930	$29.03
2/1/2006 to 2/28/2006	—	$—
3/1/2006 to 3/31/2006	56,425	$29.67

Total	71,797	$29.53

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is administered through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      None.

Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number		Description

10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 2, 2006).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Recission of Retention Agreement, dated October 27, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s current report on Form 8-K filed on November 1, 2005).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number		Description

10.30		Agreement and Plan of Merger by and among Allied Capital, Allied Capital Lock Acquisition Corporation, and Sunsource, Inc dated June 18, 2001. (Incorporated by reference to Exhibit k.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-67336) filed on August 10, 2001).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 8, 2006	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.