Form 10-Q
period 2006-06-30
ALLIED CAPITAL CORP
filed 2006-08-09
CIK 3906

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended June 30, 2006

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On August 8, 2006, there were 145,496,935 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2006-$1,282,768; 2005-$1,489,782)	$1,188,131	$1,887,651
Companies 5% to 25% owned (cost: 2006-$371,550; 2005-$168,373)	371,156	158,806
Companies less than 5% owned (cost: 2006-$1,933,932; 2005-$1,448,268)	1,901,139	1,432,833

Total private finance (cost: 2006-$3,588,250; 2005-$3,106,423)	3,460,426	3,479,290
Commercial real estate finance (cost: 2006-$127,748; 2005-$131,695)	133,051	127,065

Total portfolio at value (cost: 2006-$3,715,998; 2005-$3,238,118)	3,593,477	3,606,355
U.S. Treasury bills	125,940	100,305
Investments in money market and other securities	97,810	121,967
Deposits of proceeds from sales of borrowed Treasury securities	17,156	17,666
Accrued interest and dividends receivable	49,270	60,366
Other assets	124,448	87,858
Cash	3,106	31,363

Total assets	$4,011,207	$4,025,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2006-$150,000; 2005-$175,000)	$1,207,137	$1,193,040
Revolving line of credit	1,750	91,750
Obligations to replenish borrowed Treasury securities	17,156	17,666
Accounts payable and other liabilities	95,145	102,878

Total liabilities	1,321,188	1,405,334

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 140,312 and 136,697 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	14	14
Additional paid-in capital	2,284,117	2,177,283
Common stock held in deferred compensation trust	(24,003)	(19,460)
Notes receivable from sale of common stock	(3,370)	(3,868)
Net unrealized appreciation (depreciation)	(136,929)	354,325
Undistributed earnings	570,190	112,252

Total shareholders’ equity	2,690,019	2,620,546

Total liabilities and shareholders’ equity	$4,011,207	$4,025,880

Net asset value per common share	$19.17	$19.17

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$23,419	$30,199	$53,565	$58,450
Companies 5% to 25% owned	11,419	5,597	17,069	11,518
Companies less than 5% owned	60,595	35,534	113,680	86,307

Total interest and dividends	95,433	71,330	184,314	156,275

Loan prepayment premiums
Companies more than 25% owned	134	—	5,094	—
Companies 5% to 25% owned	—	—	—	—
Companies less than 5% owned	1,611	853	1,937	2,530

Total loan prepayment premiums	1,745	853	7,031	2,530

Fees and other income
Companies more than 25% owned	5,515	7,877	12,642	12,758
Companies 5% to 25% owned	1,282	55	3,998	125
Companies less than 5% owned	6,481	6,092	13,482	9,438

Total fees and other income	13,278	14,024	30,122	22,321

Total interest and related portfolio income	110,456	86,207	221,467	181,126

Expenses:
Interest	21,607	19,154	45,907	39,379
Employee	20,398	22,877	41,826	38,333
Stock options	4,597	—	8,203	—
Administrative	9,861	23,048	21,380	43,802

Total operating expenses	56,463	65,079	117,316	121,514

Net investment income before income taxes	53,993	21,128	104,151	59,612
Income tax expense, including excise tax	3,798	5,861	12,656	5,593

Net investment income	50,195	15,267	91,495	54,019

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	95,212	(17,884)	528,399	(17,485)
Companies 5% to 25% owned	(74)	4,711	(417)	4,708
Companies less than 5% owned	5,102	220,669	5,093	230,558

Total net realized gains	100,240	207,496	533,075	217,781
Net change in unrealized appreciation or depreciation	(116,706)	89,122	(491,254)	159,706

Total net gains (losses)	(16,466)	296,618	41,821	377,487

Net increase in net assets resulting from operations	$33,729	$311,885	$133,316	$431,506

Basic earnings per common share	$0.24	$2.33	$0.96	$3.23

Diluted earnings per common share	$0.24	$2.29	$0.94	$3.17

Weighted average common shares outstanding — basic	140,024	133,701	139,395	133,493

Weighted average common shares outstanding — diluted	143,213	136,381	142,466	135,982

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2006	2005
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$91,495	$54,019
Net realized gains	533,075	217,781
Net change in unrealized appreciation or depreciation	(491,254)	159,706

Net increase in net assets resulting from operations	133,316	431,506

Shareholder distributions:
Common stock dividends	(166,632)	(152,329)

Net decrease in net assets resulting from shareholder distributions	(166,632)	(152,329)

Capital share transactions:
Sale of common stock	82,970	—
Issuance of common stock for portfolio investments	—	7,200
Issuance of common stock in lieu of cash distributions	7,199	4,163
Issuance of common stock upon the exercise of stock options	8,226	12,689
Stock option expense	8,439	—
Net decrease in notes receivable from sale of common stock	498	200
Purchase of common stock held in deferred compensation trust	(4,649)	(3,976)
Distribution of common stock held in deferred compensation trust	106	—
Other	—	2,056

Net increase in net assets resulting from capital share transactions	102,789	22,332

Total increase in net assets	69,473	301,509
Net assets at beginning of period	2,620,546	1,979,778

Net assets at end of period	$2,690,019	$2,281,287

Net asset value per common share	$19.17	$17.01

Common shares outstanding at end of period	140,312	134,131

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2006	2005
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$133,316	$431,506
Adjustments:
Portfolio investments	(1,071,243)	(647,248)
Principal collections related to investment repayments or sales	769,598	1,090,813
Change in accrued or reinvested interest and dividends	9,064	3,567
Amortization of discounts and fees	(3,094)	(3,334)
Redemption of (investments in) U.S. Treasury bills	(22,875)	—
Redemption of (investments in) money market securities	25,581	(74,200)
Stock option expense	8,439	—
Changes in other assets and liabilities	(1,410)	8,136
Depreciation and amortization	870	963
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(217,086)	(916)
Realized losses	4,405	41,643
Net change in unrealized (appreciation) or depreciation	491,254	(159,706)

Net cash provided by (used in) operating activities	126,819	691,224

Cash flows from financing activities:
Sale of common stock	82,970	—
Sale of common stock upon the exercise of stock options	8,226	12,689
Collections of notes receivable from sale of common stock	498	200
Borrowings under notes payable and debentures	50,000	—
Repayments on notes payable and debentures	(37,000)	(76,700)
Net borrowings under (repayments on) revolving line of credit	(90,000)	(112,000)
Purchase of common stock held in deferred compensation trust	(4,649)	(3,976)
Other financing activities	(1,590)	(1,958)
Common stock dividends and distributions paid	(163,531)	(150,826)

Net cash provided by (used in) financing activities	(155,076)	(332,571)

Net increase (decrease) in cash	(28,257)	358,653
Cash at beginning of period	31,363	57,160

Cash at end of period	$3,106	$415,813

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Senior Loan (6.0%, Due 12/07)(6)	$3,750	$3,750	$—
(Telecommunications)	Subordinated Debt (10.0%, Due 1/08)(6)	881	881	—
	Common Stock (23,513 shares)		27	—

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	27,055	27,018	—
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

American Healthcare Services, Inc.	Senior Loan (0.7%, Due 12/04 – 12/05)(6)	4,997	4,599	4,329
and Affiliates
(Healthcare Services)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		658	773
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Business Loan Express, LLC	Class A Equity Interests	64,427	64,427	64,427
(Financial Services)	Class B Equity Interests		119,436	130,890
	Class C Equity Interests		109,301	121,900
	Guaranty ($149,162 — See Note 3)
	Standby Letters of Credit ($32,000 — See Note 3)

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/06)	1,650	1,650	1,650
(Financial Services)	Subordinated Debt (18.0%, Due 10/08)	5,276	5,276	5,276
	Common Stock (10 shares)		2,058	12,093

Cambridge Capital Partners(5)	Senior Loan (8.0%, Due 5/09)(6)	250	250	250
(Financial Services)	Equity Interests		1,751	1,751

CR Brands, Inc.	Subordinated Debt (16.6%, Due 2/13)	38,898	38,712	38,712
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	37,431

Diversified Group Administrators, Inc.	Preferred Stock (1,000,000 shares)		700	728
(Business Services)	Preferred Stock (1,451,380 shares)		841	841
	Common Stock (1,451,380 shares)		—	322

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	70,878	70,630	70,630
(Financial Services)	Preferred Stock (10,964 shares)		10,276	14,460
	Common Stock (14,735 shares)		14,819	44,418

ForeSite Towers, LLC	Equity Interests		7,620	12,818
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	$15,957	$15,957	$15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	9,648
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08)(6)	11,792	11,812	—
(Business Services)	Common Stock (1,000 shares)		6,762	—

Healthy Pet Corp.	Senior Loan (9.5%, Due 8/10)	15,938	15,938	15,938
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	43,286	43,125	43,125
	Common Stock (30,142 shares)		30,142	28,152

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	7,942
	Warrants		1,155	3,058

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	870
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (16.1%, Due 9/12)	59,284	59,067	59,067
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	26,249
	Common Stock (620,000 shares)		6,325	218

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	14,442	14,442	2,533
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Senior Loan (14.0%, Due 5/09)(6)	7,646	7,646	5,048
(Financial Services)	Subordinated Debt (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		4,248	—

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	658	658	658
(Business Services)	Equity Interest		1,809	1,615

Mercury Air Centers, Inc.	Subordinated Debt (16.0%, Due 4/09 –
(Business Services)	11/12)	48,369	48,198	48,198
	Common Stock (57,970 shares)		35,053	93,188
	Standby Letters of Credit ($1,968)

MVL Group, Inc.	Senior Loan (12.0%, Due 10/07 – 7/09)	26,498	26,324	26,324
(Business Services)	Subordinated Debt (14.5%, Due 6/09)	34,354	33,921	33,921
	Common Stock (648,661 shares)		643	1,262

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/06)	30,490	21,642	21,642
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,223	—
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$27,384	$27,260	$27,260
(Business Services)	Common Stock (63,888 shares)		13,662	16,322

Staffing Partners Holding	Subordinated Debt (13.5%, Due 1/07)(6)	5,987	5,987	1,160
Company, Inc.	Preferred Stock (439,600 shares)		4,968	—
(Business Services)	Common Stock (69,773 shares)		50	—
	Warrants		10	—
	Guaranty ($1,300)

Startec Global Communications	Senior Loan (10.0%, Due 5/07 – 5/09)	21,926	21,926	21,926
Corporation	Common Stock (19,180,000 shares)		37,255	6,480
(Telecommunications)

Triview Investments, Inc.(8)	Senior Loan (9.4%, Due 6/07)	14,325	14,301	14,301
(Broadcasting & Cable/	Subordinated Debt (15.0%, Due 7/12)	37,877	37,687	37,687
Consumer Products)	Subordinated Debt (16.8%, Due 7/08 –
	7/12)(6)	19,600	19,520	19,520
	Common Stock (202 shares)		93,907	32,526
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,282,768	$1,188,131

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$150,775	$150,056	$150,056
(Business Services)	Equity Interests		2,048	15,000

Air Medical Group Holdings LLC	Senior Loan (8.7%, Due 3/11 – 3/12)	1,584	1,512	1,512
(Healthcare Services)	Subordinated Debt (14.0%, Due 11/12)	34,646	34,590	34,590
	Equity Interests		3,470	4,200

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,583	3,583

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		5,867	5,867
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	23,939	23,850	23,850
(Industrial Products)	Common Stock (5,073 shares)		5,813	2,400

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,000	29,856	29,856
(Business Services)	Common Stock (40,000 shares)		4,000	4,000

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $66.5 million and value of $14.3 million and Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $89.7 million. The guaranty and standby letter of credit relate to Longview Cable & Data, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedBridge Healthcare, LLC	Senior Loan (4.0%, Due 8/09)(6)	$7,164	$7,164	$6,595
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	—
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,306	—

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	10,805	10,781	10,781
(Consumer Products)	Equity Interests		1,742	1,730

Pres Air Trol LLC	Unitranche Debt (12.0%, Due 4/10)(6)	5,911	5,593	3,312
(Industrial Products)	Equity Interests		1,361	—

Progressive International	Subordinated Debt (16.0%, Due 12/09)	7,476	7,454	7,454
Corporation	Preferred Stock (500 shares)		500	920
(Consumer Products)	Common Stock (197 shares)		13	500
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	1,000	980	980
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	20,000	19,900	19,900
	Equity Interests		1,500	1,500

SGT India Private Limited(4)	Common Stock (109,524 shares)		3,608	3,608
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (11.7%, Due 11/10)	16,500	15,505	15,505
(Healthcare Services)	Equity Interests		2,163	2,400

Universal Environmental Services, LLC	Unitranche Debt (13.5%, Due 2/09)	10,989	10,956	10,956
(Business Services)	Equity Interests		1,811	1,701

Total companies 5% to 25% owned			$371,550	$371,156

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Senior Loan (10.9%, Due 2/12 – 2/13)	$1,650	$1,640	$1,640
(Consumer Products)	Subordinated Debt (14.4%, Due 8/13)	26,377	26,252	26,252

Anthony, Inc.	Subordinated Debt (13.2%, Due 8/11 –
(Industrial Products)	9/12)	14,743	14,688	14,688

Benchmark Medical, Inc.	Warrants		18	—
(Healthcare Services)

Border Foods, Inc.	Subordinated Debt (13.0%, Due 12/10)(6)	13,428	12,721	—
(Consumer Products)	Preferred Stock (140,214 shares)		2,893	—
	Common Stock (1,810 shares)		45	—
	Warrants		910	—

Broadcast Electronics, Inc.	Senior Loan (8.9%, Due 7/12)	4,988	4,953	4,953
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	$25,744	$25,651	$25,651
(Retail)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,962	18,962
(Senior Debt Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,481	9,481

Callidus Debt Partners
CLO Fund III, Ltd. (4)(9)	Preferred Shares (23,600,000 shares)		23,804	23,804
(Senior Debt Fund)

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(9)	Income Notes		12,883	12,883
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,000
(Senior Debt Fund)	Income Notes		50,584	50,584

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		2,142	3,273
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,889	13,889
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,065	3,150
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,753	1,655
(Private Equity Fund)

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	5,000	4,954	4,954
(Financial Services)	Preferred Stock (32,500 shares)		3,900	3,900
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	33,643	33,540	33,540
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	3,000
(Industrial Products)	Common Stock (2,000 shares)		200	3,001

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.5%, Due 4/12)	74,800	74,412	74,412
(Business Services)	Equity Interests		2,000	2,000

Cooper Natural Resources, Inc.	Subordinated Debt (0%, Due 11/07)	559	559	866
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	20
	Warrants		830	—

Coverall North America, Inc.	Subordinated Debt (14.6%, Due 2/11)	27,664	27,621	27,621
(Business Services)	Preferred Stock (6,500 shares)		6,500	7,073
	Warrants		2,950	3,890

Deluxe Entertainment Services Group, Inc.	Subordinated Debt (13.7%, Due 7/11)	30,000	30,000	30,000
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Distant Lands Trading Co.	Senior Loan (9.2%, Due 1/11)	$500	$477	$477
(Consumer Products)	Unitranche Debt (10.3%, Due 1/11)	25,000	24,888	24,888
	Common Stock (1,500 shares)		1,500	1,500

Drilltec Patents & Technologies	Subordinated Debt (18.0%, Due 8/06)	4,119	4,119	4,119
Company, Inc.	Subordinated Debt (10.0%, Due 8/06)(6)	10,994	10,918	16,018
(Energy Services)

DVS VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	19,529	19,413	19,413
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	3,551	3,534	3,534

Dynamic India Fund IV(4)(5)	Equity Interests		3,850	3,850
(Private Equity Fund)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,649	194
(Private Equity Fund)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Event Rentals, Inc. (Consumer Services)	Senior Loan (10.8%, Due 11/11)	23,739	23,631	23,631

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.6%, Due 3/11)	20,000	19,905	19,905
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	320
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	8,455

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	24,844	23,235	23,235
(Energy Services)	Warrants		2,350	2,100

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	3,225	3,225	3,225
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/09)	2,896	2,896	2,896
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,279	5,695
(Private Equity Fund)

Havco Wood Products LLC	Senior Loan (11.3%, Due 8/11)	2,000	1,978	1,978
(Industrial Products)	Unitranche Debt (10.7%, Due 8/11)	24,054	22,950	22,950
	Equity Interests		1,049	1,800

Haven Eldercare of New England, LLC (10)	Subordinated Debt (12.0%, Due 8/09)(6)	3,573	3,573	3,573
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0%, Due 4/07)(6)	76	160	125
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	500	500	468
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	$44,496	$44,327	$44,327
(Consumer Products)

Homax Holdings, Inc.	Subordinated Debt (12.0%, Due 8/11)	14,000	13,110	13,110
(Consumer Products)	Preferred Stock (89 shares)		89	77
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,261

Hot Stuff Foods, LLC	Senior Loan (8.7%, Due 2/11-2/12)	47,080	47,080	47,080
(Consumer Products)	Subordinated Debt (13.9%, Due 8/12 – 2/13)	72,967	72,688	72,688
	Common Stock (375,000 shares)(11)		37,445	8,791
	Warrants		—	—

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	30,000	29,795	29,795
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,764	21,685	21,685
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,100

Kodiak Fund LP(5)	Equity Interests		4,975	4,975
(Private Equity Fund)

Line-X, Inc.	Senior Loan (9.0%, Due 8/11)	3,000	2,978	2,978
(Consumer Products)	Unitranche Debt (10.0% Due 8/11)	50,225	50,001	50,001
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,485
(Business Services)	Warrants		—	200

Meineke Car Care Centers, Inc.	Senior Loan (8.8%, Due 6/11)	28,000	27,877	27,877
(Consumer Services)	Subordinated Debt (11.9%, Due 6/12 – 6/13)	72,000	71,705	71,705
	Common Stock (10,696,308 shares)(11)		26,985	23,152
	Warrants		—	—

MHF Logistical Solutions, Inc.	Subordinated Debt (13.2%, Due 6/12 – 6/13)	45,075	44,853	44,853
(Business Services)	Common Stock (21,425 shares)(11)		21,425	21,425
	Warrants		—	—

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,600	2,908
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,570	15,259	15,259
(Energy Services)	Warrants		1,774	2,900

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	38,060	38,283	38,283
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,072	12,072

N.E.W. Customer Service Companies, Inc.	Subordinated Debt (11.6%, Due 7/12)	40,000	40,013	40,013
(Business Services)

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,271	81,925	81,925
(Industrial Products)	Common Stock (559,603 shares)(11)		38,313	55,992
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,595	1,700
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Oahu Waste Services, Inc.	Stock Appreciation Rights		$239	$1,200
(Business Services)

Odyssey Investment Partners Fund III,
LP(5)	Limited Partnership Interest		1,832	1,688
(Private Equity Fund)

Opinion Research Corporation(3)	Warrants		996	166
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	6,995
(Consumer Products)

Palm Coast Data, LLC	Senior Loan (8.5%, Due 8/10)	$15,569	15,501	15,501
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	30,126	29,997	29,997
	Common Stock (21,743 shares)(11)		21,743	19,003
	Warrants		—	—

Passport Health
Communications, Inc.	Subordinated Debt (14.0%, Due 4/12)	10,000	9,952	9,952
(Healthcare Services)	Preferred Stock (651,381 shares)		2,000	2,000

Performant Financial Corporation	Common Stock (478,816 shares)		734	150
(Business Services)

Pro Mach, Inc.	Subordinated Debt (13.8%, Due 6/12)	14,471	14,396	14,396
(Industrial Products)	Equity Interests		1,500	2,650

Promo Works, LLC	Senior Loan (9.1%, Due 12/11)	3,000	2,953	2,953
(Business Services)	Unitranche Debt (10.3%, Due 12/11)	31,000	30,751	30,751
	Guaranty ($1,500)

Red Hawk Industries, LLC	Unitranche Debt (11.0%, Due 4/11)	56,342	56,088	56,088
(Business Services)

S.B. Restaurant Company	Unitranche Debt (10.3%, Due 4/11)	33,501	33,088	33,088
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	1,200
	Standby Letters of Credit ($2,611)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	114

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		2,594	2,675
(Private Equity Fund)

STS Operating, Inc.	Subordinated Debt (15.0%, Due 1/13)	30,000	29,854	29,854
(Industrial Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

		June 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

The Step2 Company, LLC	Unitranche Debt (10.5%, Due 4/12)	$68,000	$67,517	$67,517
(Consumer Products)	Equity Interests		2,000	2,000

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	15,000	14,393	14,393
(Business Services)	Warrants		710	2,900

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	12,818	12,760	12,760
(Consumer Products)	Equity Interests		1,190	1,039

TransTechnology Corporation(3)	Senior Loan (9.9%, Due 4/11)	10,000	10,000	10,000
(Industrial Products)

Universal Air Filter Company	Unitranche Debt (11.0%, Due 11/11)	19,617	19,518	19,518
(Industrial Products)

Universal Tax Systems, Inc.	Subordinated Debt (14.5%, Due 10/13)	19,310	19,243	19,243
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,077	4,898
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	407
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	33
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	521
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	40,000	39,190	39,190
(Consumer Products)	Warrants		1,219	2,900

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	4,800	4,800	4,800
(Consumer Products)

Woodstream Corporation	Subordinated Debt (13.4%, Due 11/12 – 5/13)	52,753	52,617	52,617
(Consumer Products)	Common Stock (180 shares)		673	3,352
	Warrants		—	2,348

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 10/13)	19,000	18,907	18,907
(Business Services)	Common Stock (10,000 shares)		1,000	1,000

Other companies	Other debt investments(6)	453	453	334
	Other equity investments		8	—
	Guaranty ($159)

Total companies less than 5% owned			$1,933,932	$1,901,139

Total private finance (131 portfolio companies)			$3,588,250	$3,460,426

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

Commercial Real Estate Finance
(in thousands, except number of loans)

			June 30, 2006

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,314	$19,481
	7.00%–8.99%	25	48,798	49,024
	9.00%–10.99%	3	21,781	21,781
	11.00%–14.99%	1	2,291	2,291
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(12)		34	$97,154	$96,547

Real Estate Owned			$13,090	$14,553

Equity Interests(2) — Companies more than 25% owned (Guarantees — $6,871)			$17,504	$21,951

Total commercial real estate finance			$127,748	$133,051

Total portfolio			$3,715,998	$3,593,477

	Yield	Cost	Value

Liquidity Portfolio
U.S. Treasury bills (Due October 2006)	4.9%	$24,996	$25,067
U.S. Treasury bills (Due December 2006)	4.9%	100,004	100,873
SEI Daily Income Tr Prime Obligation Fund(13)	5.0%	55,292	55,292
Certificate of Deposit (Due September 2006)(13)	5.6%	20,000	20,000

Total liquidity portfolio		$200,292	$201,232

Other Investments in Money Market Securities(13)
Columbia Treasury Reserves Money Market Fund	5.2%	$19,280	$19,280
PNC Bank Corporate Money Market Deposit Account	4.8%	$524	$524
Columbia Money Market Reserves	5.0%	$2,714	$2,714

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
(5) Non-registered investment company.
(12) Commercial mortgage loans totaling $15.7 million at value were on non-accrual status and therefore were considered non-income producing.
(13) Included in investments in money market and other securities on the accompanying Consolidated Balance Sheet.
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

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

C&K Market, Inc.	Subordinated Debt (13.0%, Due 12/08)	$14,694	$14,638	$14,638
(Retail)

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	18,800	18,973	18,973
CDO Fund I, Ltd.(4)(9)	Class D Notes (17.0%, Due 12/13)	9,400	9,487	9,487
(Senior Debt Fund)

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		24,233	24,233
CLO Fund III, Ltd. (4)(9)
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (9.7%, Due 12/17)	17,000	17,000	17,000
(Senior Debt Fund)	Income Notes		48,108	48,108

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		2,142	2,726
(Private Equity Fund)

Catterton Partners V, L.P.(5)	Limited Partnership Interest		2,650	2,691
(Private Equity Fund)

CBS Personnel Holdings, Inc. (Business Services)	Subordinated Debt (14.5%, Due 12/09)	20,617	20,541	20,541

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	32,852	32,738	32,738
(Education Services)

Component Hardware Group, Inc.	Preferred Stock (18,000 shares)		2,605	2,783
(Industrial Products)	Common Stock (2,000 shares)		200	700

Cooper Natural Resources, Inc.	Subordinated Debt (0%, Due 11/07)	840	840	840
(Industrial Products)	Preferred Stock (6,316 shares)		1,424	20
	Warrants		830	—

Coverall North America, Inc.	Subordinated Debt (14.6%, Due 2/11)	27,309	27,261	27,261
(Business Services)	Preferred Stock (6,500 shares)		6,500	6,866
	Warrants		2,950	3,100

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
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

		December 31, 2005
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

MedAssets, Inc.	Preferred Stock (227,865 shares)		$2,049	$2,893
(Business Services)	Warrants		136	180

Meineke Car Care Centers, Inc.	Senior Loan (8.0%, Due 6/11)	$28,000	27,865	27,865
(Consumer Services)	Subordinated Debt (11.9%, Due 6/12 – 6/13)	72,000	71,675	71,675
	Common Stock (10,696,308 shares)(11)		26,985	26,629
	Warrants		—	—

MHF Logistical Solutions, Inc.	Unitranche Debt (10.0%, Due 5/11)	22,281	22,177	22,177
(Business Services)	Preferred Stock (431 shares)		431	455
	Common Stock (1,438 shares)		144	211

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest		6,600	3,339
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,855	15,472	15,472
(Energy Services)	Warrants		1,774	3,550

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	38,500	38,743	38,743
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,076	12,076

N.E.W. Customer Service Companies, Inc.	Subordinated Debt (11.0%, Due 7/12)	40,000	40,016	40,016
(Business Services)

Nobel Learning Communities,	Preferred Stock (1,214,356 shares)		2,764	2,343
Inc.(3)	Warrants		575	1,296
(Education)

Norwesco, Inc. (Industrial Products)	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,061	81,683	81,683
	Common Stock (559,603 shares)(11)		38,313	38,313
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,669	1,809
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	1,000
(Business Services)

Opinion Research Corporation(3)	Warrants		996	45
(Business Services)

Oriental Trading Company, Inc.	Common Stock (13,820 shares)		—	5,200
(Consumer Products)

Palm Coast Data, LLC	Senior Loan (7.6%, Due 8/10)	16,100	16,024	16,024
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	29,600	29,461	29,461
	Common Stock (21,743 shares)(11)		21,743	21,743
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	2,500
(Business Services)

Pro Mach, Inc.	Subordinated Debt (13.8%, Due 6/12)	19,275	19,193	19,193
(Industrial Products)	Equity Interests		1,500	1,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and six months ended June 30, 2006 and 2005 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary, Allied Investments L.P. (“Allied Investments”), which is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services as well as structuring, transaction, management, consulting and other services to the Company and its portfolio companies. AC Corp has a wholly-owned subsidiary, AC Finance LLC (“AC Finance”), that generally originates, underwrites and arranges senior loans.
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
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and changes in net assets and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results to be expected for the full year.
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

Loans and Debt Securities
      For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than the Company’s cost basis if the amount that would be repaid on the loan or debt security upon the sale of the portfolio company is greater than the Company’s cost basis.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
      Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

Fee Income
      Fee income includes fees for guarantees, commitments, and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). With respect to options granted prior to January 1, 2006, the Company has used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized over the related service period in the statement of operations. The effect of this adoption for the three and six months ended June 30, 2006, was as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,

	2006	2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.3	$6.7
Options granted on or after January 1, 2006	1.3	1.5

Total stock option expense	$4.6	$8.2

Per basic share	$0.03	$0.06
Per diluted share	$0.03	$0.06
      In addition to the employee stock option expense, for the three and six months ended June 30, 2006, administrative expense included $0.2 million of expense related to options granted to directors during the period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to January 1, 2006, no stock-based compensation cost was reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and six months ended June 30, 2005.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,

	2005	2005
($ in millions, except per share amounts)
Net increase in net assets resulting from operations as reported	$311.9	$431.5
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4.1)	(7.0)

Pro forma net increase in net assets resulting from operations available to common shareholders	$307.8	$424.5

Basic earnings per common share:
As reported	$2.33	$3.23
Pro forma	$2.30	$3.18
Diluted earnings per common share:
As reported	$2.29	$3.17
Pro forma	$2.26	$3.12
      The stock option expense for 2006 and the pro forma expense for 2005 shown in the tables above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2006 and 2005:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Risk-free interest rate	5.0%	4.1%	4.8%	4.1%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	29.6%	35.5%	29.6%	35.5%
Dividend yield	9.0%	9.0%	9.0%	9.0%
Weighted average fair value per option	$3.65	$3.87	$3.54	$3.87
      The risk free rate was based on the U.S. Treasury bond yield curve at the date of grant. The expected life of the options granted represents the period of time that such options are expected to be outstanding. To determine the expected life of the options, the Company used historical data to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
estimate option exercise time frames and option forfeitures, including considering employee terminations. Expected volatilities were determined based on the historical volatility of the Company’s common stock. The dividend yield was determined based on the Company’s historical dividend yield.
      The Company estimates that the employee-related stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $16.1 million, $10.1 million, and $3.2 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes approximately $2.6 million, $1.4 million, and $0.7 million, respectively, related to options granted in the first and second quarters of 2006. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of June 30, 2006, is expected to be recognized over an estimated weighted-average period of 1.38 years.

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). ACC and any subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities. Income taxes for AC Corp are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
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

Per Share Information
      Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares, if any.

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
      The consolidated financial statements include portfolio investments at value of $3.6 billion at both June 30, 2006, and December 31, 2005. At both June 30, 2006, and December 31, 2005, 90% of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
Note 3. Portfolio

Private Finance
      At June 30, 2006, and December 31, 2005, the private finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities:
Senior loans	$322,041	$275,874	9.5%	$284,680	$239,838	9.5%
Unitranche debt(2)	517,287	515,006	10.7%	294,201	294,201	11.4%
Subordinated debt	1,769,369	1,700,324	13.9%	1,610,228	1,560,851	13.8%

Total loans and debt securities(3)	2,608,697	2,491,204	12.7%	2,189,109	2,094,890	13.0%
Equity securities	979,553	969,222		917,314	1,384,400

Total	$3,588,250	$3,460,426		$3,106,423	$3,479,290

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At June 30, 2006, and December 31, 2005, the cost and value of subordinated debt include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $2,637.0 million and $2,216.3 million at June 30, 2006, and December 31, 2005, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $28.3 million and $27.2 million at June 30, 2006, and December 31, 2005, respectively.
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
      The Company’s private finance debt investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity.
      At June 30, 2006, 86% of the private finance loans and debt securities had a fixed rate of interest and 14% had a floating rate of interest. At December 31, 2005, 87% of the private finance loans and debt securities had a fixed rate of interest and 13% had a floating rate of interest. Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Loans other than senior loans generally carry a fixed rate of interest with contractual maturities of five to ten years. Loan and debt securities generally have interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
      Equity securities consist primarily of securities issued by private companies and may be subject to certain restrictions on their resale and are generally illiquid. The Company may make equity investments for minority stakes in portfolio companies in conjunction with its debt investments. The Company may also invest in the equity (preferred and/or voting or non-voting common) of a portfolio company where the Company’s equity ownership may represent a significant portion of the equity, but may or may not represent a controlling interest. If the Company invests in non-voting equity in a buyout investment, the Company generally has the option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. The Company may incur costs associated with making buyout investments that will be included in the cost basis of the Company’s equity investment. These include costs such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees, and other costs. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.
      The Company’s largest investment at value at June 30, 2006, was in Business Loan Express, LLC (“BLX”). The Company’s largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (“Advantage”) and BLX. On March 29, 2006, the Company sold its majority equity interest in Advantage.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Business Loan Express, LLC. The Company’s investment in BLX totaled $293.2 million at cost and $317.2 million at value at June 30, 2006, and $299.4 million at cost and $357.1 million at value at December 31, 2005. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At June 30, 2006, and December 31, 2005, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and six months ended June 30, 2006 and 2005, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Interest income on subordinated debt and Class A equity interests	$4.0	$3.5	$7.8	$6.9
Dividend income on Class B equity interests	—	3.0	—	5.0
Fees and other income	2.0	2.3	4.3	4.7

Total interest and related portfolio income	$6.0	$8.8	$12.1	$16.6

      Interest income from BLX for the three and six months ended June 30, 2006 included interest income of $1.9 million and $3.7 million, respectively, which was paid in kind. Interest income from BLX for the three and six months ended June 30, 2005, included interest income of $1.7 million and $3.3 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional Class A equity interests.
      Net change in unrealized appreciation or depreciation included a net decrease in unrealized appreciation on the Company’s investment in BLX of $10.9 million and $33.6 million for the three and six months ended June 30, 2006, respectively. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2005, included a net increase in unrealized appreciation of $7.6 million and $1.3 million, respectively, on the Company’s investment in BLX.
      At December 31, 2005, the Company had a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to BLX. There was $10.0 million outstanding under this facility at December 31, 2005. Outstanding borrowings under this facility were repaid in full and this facility matured on April 30, 2006.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period.
      At June 30, 2006, and December 31, 2005, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX. At June 30, 2006, the Company estimated that the built-in gain tax liability would be approximately $16 million.
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
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on this facility. The amount guaranteed by the Company at June 30, 2006, was $149.2 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under the Company’s revolving credit facility. BLX has determined it was in compliance with the terms of this facility at June 30, 2006.
      At June 30, 2006, the Company had also provided four standby letters of credit totaling $32.0 million in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, BLX paid the Company fees of $1.6 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively.

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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain on its equity investment sold of $433.7 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. In addition, there is potential for the Company to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. The Company’s realized gain of $433.7 million, subject to post-closing adjustments, excludes any earn-out amounts. In connection with the transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder.
      After the sale transaction, the Company’s investment in Advantage at June 30, 2006, which was composed of subordinated debt and a minority equity interest, totaled $152.1 million at cost and $165.1 million at value. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the six months ended June 30, 2006 and 2005, was $14.1 million and $18.5 million, respectively.
      There was no net change in unrealized appreciation or depreciation for the three months ended June 30, 2006, related to the Company’s investment in Advantage. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage and for the three and six months ended June 30, 2005, included an increase in unrealized appreciation of $51.0 million and $119.9 million, respectively, related to the Company’s investment in Advantage.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”) At June 30, 2006, and December 31, 2005, the Company owned bonds and preferred shares/income

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
notes in collateralized loan obligations (CLOs) and a collateralized debt obligation (CDO) as follows:

	2006		2005

	Cost	Value	Cost	Value
($ in millions)
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.4	$28.5	$28.5
Callidus Debt Partners CLO Fund III, Ltd.	23.8	23.8	24.2	24.2
Callidus Debt Partners CLO Fund IV, Ltd.	12.9	12.9	—	—
Callidus MAPS CLO Fund I LLC	67.6	67.6	65.1	65.1

Total	$132.7	$132.7	$117.8	$117.8

      These CLO and CDO investments are managed by Callidus Capital, a portfolio company controlled by the Company.
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
      At both June 30, 2006 and December 31, 2005, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 85% of the face value of the securities issued in these CLOs and CDO. At both June 30, 2006 and December 31, 2005, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 91% of the face value of the securities issued in these CLOs.
      At June 30, 2006, and December 31, 2005, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 413 issuers and 336 issuers, respectively, and had balances as follows:

	2006	2005
($ in millions)
Bonds	$242.8	$230.7
Syndicated Loans	1,304.9	704.0
Cash(1)	126.0	238.4

Total underlying collateral assets	$1,673.7	$1,173.1

(1)	Includes undrawn liability amounts.
     At June 30, 2006, and December 31, 2005, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company.
      The initial yields on the CLO and CDO bonds, preferred shares and income notes are based on the estimated future cash flows from the underlying collateral assets expected to be paid to these CLO and CDO classes. As each CLO and CDO bond, preferred share or income note ages, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
estimated future cash flows are updated based on the estimated performance of the underlying collateral assets, and the respective yield is adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events that may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.
      Loans and Debt Securities on Non-Accrual Status. At June 30, 2006, and December 31, 2005, private finance loans and debt securities at value not accruing interest were as follows:

	2006	2005
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$17,670	$15,622
Companies 5% to 25% owned	3,312	—
Companies less than 5% owned	24,598	11,417
Loans and debt securities not in workout status
Companies more than 25% owned	40,775	58,047
Companies 5% to 25% owned	6,595	534
Companies less than 5% owned	3,922	49,458

Total	$96,872	$135,078

      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at June 30, 2006, and December 31, 2005, were as follows:

	2006	2005

Industry
Business services	31%	42%
Consumer products	24	14
Financial services	14	14
Industrial products	9	10
Consumer services	7	6
Healthcare services	3	2
Retail	2	3
Energy services	2	2
Other(1)	8	7

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds. These funds invest in senior debt representing a variety of industries.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Geographic Region(1)
Mid-Atlantic	34%	29%
Midwest	26	21
West	20	34
Southeast	16	12
Northeast	4	4

Total	100%	100%

(1)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance
      At June 30, 2006, and December 31, 2005, the commercial real estate finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Commercial mortgage loans	$97,154	$96,547	8.1%	$103,878	$102,569	7.6%
Real estate owned	13,090	14,553		14,240	13,932
Equity interests	17,504	21,951		13,577	10,564

Total	$127,748	$133,051		$131,695	$127,065

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At both June 30, 2006, and December 31, 2005, approximately 97% and 3% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At June 30, 2006, and December 31, 2005, loans with a value of $15.7 million and $20.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at June 30, 2006, and December 31, 2005, were as follows:

	2006	2005

Property Type
Hospitality	36%	37%
Housing	27	30
Office	18	11
Retail	15	16
Other	4	6

Total	100%	100%

Geographic Region
Mid-Atlantic	33%	31%
Southeast	30	25
West	16	18
Midwest	15	21
Northeast	6	5

Total	100%	100%

Note 4. Debt
      At June 30, 2006, and December 31, 2005, the Company had the following debt:

	2006				2005

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Unsecured notes payable	$1,190,637	$1,190,637	6.2%		$1,164,540	$1,164,540	6.2%
SBA debentures	16,500	16,500	7.4%		28,500	28,500	7.5%

Total notes payable and debentures	1,207,137	1,207,137	6.2%		1,193,040	1,193,040	6.3%
Revolving line of credit	922,500	1,750	6.4	%(2)	772,500	91,750	5.6	%(2)

Total debt	$2,129,637	$1,208,887	6.6	%(3)	$1,965,540	$1,284,790	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.8 million and $3.3 million at June 30, 2006, and December 31, 2005, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
  Notes Payable and Debentures
      Unsecured Notes Payable. The Company has issued unsecured long-term notes to institutional investors. The notes require semi-annual interest payments until maturity and have original terms of five or seven years. At June 30, 2006, the notes had maturities from October 2006 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreement.
      On May 1, 2006, the Company issued $50 million of seven-year, unsecured notes with a fixed interest rate of 6.75%. This debt matures in May 2013. The proceeds from the issuance of the notes were used to repay $25 million of 7.49% unsecured long-term notes that matured on May 1, 2006, with the remainder being used to fund new portfolio investments and for general corporate purposes.
      On July 25, 2006, the Company completed a public issuance of $400 million of five-year, unsecured notes with a fixed interest rate of 6.625%. This debt matures on July 15, 2011. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. The Company has certain financial and operating covenants that will be required by this public debt issuance, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding.
      SBA Debentures. At June 30, 2006, and December 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.3% and 5.9% to 6.4%, respectively. At June 30, 2006, the debentures had remaining maturities of five to six years. The debentures require semi-annual interest-only payments with all principal due upon maturity. The SBA debentures are subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the first half of 2006 and 2005, the Company repaid $12.0 million and $31.0 million, respectively, of the SBA debentures.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at June 30, 2006, were as follows:

Year	Amount Maturing

($ in thousands)
2006	$150,000
2007	—
2008	153,000
2009	268,137
2010	408,000
Thereafter	228,000

Total	$1,207,137

Revolving Line of Credit
      At December 31, 2005, the Company had an unsecured revolving line of credit with a committed amount of $772.5 million that expires on September 30, 2008. In May 2006, the Company expanded the committed amount to $922.5 million. The revolving line of credit is now fully

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
committed. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.8 million and $3.3 million at June 30, 2006 and December 31, 2005, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.
      The average debt outstanding on the revolving line of credit was $201.7 million and $64.4 million for the six months ended June 30, 2006 and 2005, respectively. The maximum amount borrowed under this facility and the weighted average stated interest rate for the six months ended June 30, 2006 and 2005, were $540.3 million and 6.0%, respectively, and $263.3 million and 4.4%, respectively. As of June 30, 2006, the amount available under the revolving line of credit was $882.5 million, net of amounts committed for standby letters of credit of $38.3 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the notes payable and debentures and the revolving line of credit outstanding at June 30, 2006. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2006, and December 31, 2005, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2006, and December 31, 2005, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $163.3 million and $148.6 million, respectively, and had extended standby letters of credit aggregating $38.3 million and $37.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $201.6 million and $185.7 million at June 30, 2006, and December 31, 2005, respectively. At June 30, 2006, and December 31, 2005, $2.6 million and $2.5 million, respectively,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.
      As of June 30, 2006, the guarantees and standby letters of credit expire as follows:

	Total	2006	2007	2008	2009	2010	After 2010
(in millions)
Guarantees	$163.3	$2.5	$0.7	$3.0	$151.6	$—	$5.5
Standby letters of credit(1)	38.3	0.1	—	38.2	—	—	—

Total	$201.6	$2.6	$0.7	$41.2	$151.6	$—	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At June 30, 2006, the Company had outstanding commitments to fund investments totaling $362.1 million, including $352.7 million related to private finance investments and $9.4 million related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $11.2 million at June 30, 2006.
Note 6. Shareholders’ Equity
      Sales of common stock for the six months ended June 30, 2006 and 2005, were as follows:

	2006	2005(1)
(in thousands)
Number of common shares	3,000	—

Gross proceeds	$87,750	$—
Less costs, including underwriting fees	4,780	—

Net proceeds	$82,970	$—

(1)	The Company did not sell any common stock during the six months ended June 30, 2005.
     On July 24, 2006, the Company sold 4.5 million shares of its common stock for proceeds of $118.1 million, net of underwriting discounts and estimated offering expenses. On August 1, 2006, the Company completed the sale of 0.7 million shares of common stock pursuant to the underwriter’s over-allotment option for net proceeds, after the underwriting discount and estimated offering expenses, of $17.8 million.
      The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Centers, Inc. during the six months ended June 30, 2005.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      The Company issued 0.4 million and 0.6 million shares of common stock upon the exercise of stock options during the six months ended June 30, 2006 and 2005, respectively.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the six months ended June 30, 2006 and 2005, the Company issued new shares in order to satisfy dividend reinvestment requests.
      Dividend reinvestment plan activity for the six months ended June 30, 2006 and 2005, was as follows:

	For the Six Months
	Ended June 30,

	2006	2005
(in thousands, except per share amounts)
Shares issued	243	151
Average price per share	$29.63	$27.58
Note 7. Earnings Per Common Share
      Earnings per common share for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005
(in thousands, except per share amounts)
Net increase in net assets resulting from operations available to common shareholders	$33,729	$311,885	$133,316	$431,506

Weighted average common shares outstanding — basic	140,024	133,701	139,395	133,493
Dilutive options outstanding	3,189	2,680	3,071	2,489

Weighted average common shares outstanding — diluted	143,213	136,381	142,466	135,982

Basic earnings per common share	$0.24	$2.33	$0.96	$3.23

Diluted earnings per common share	$0.24	$2.29	$0.94	$3.17

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at June 30, 2006, and December 31, 2005, totaled $17.1 million and $16.6 million, respectively.
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
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During both the six months ended June 30, 2006 and 2005, 0.2 million shares were purchased in the DCP II.
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
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
with a corresponding charge or credit to employee compensation expense. At June 30, 2006, and December 31, 2005, common stock held in DCP II was $24.0 million and $19.5 million, respectively, and the IPA liability was $26.4 million and $22.3 million, respectively. At June 30, 2006, and December 31, 2005, the DCP II held 0.9 million and 0.7 million shares, respectively, of the Company’s common stock.
      The IPA expenses for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
IPA contributions	$2.1	$1.9	$3.8	$3.8
IPA mark to market expense (benefit)	(1.5)	1.8	(0.6)	1.9

Total IPA expense	$0.6	$3.7	$3.2	$5.7

      The Company also has an individual performance bonus (“IPB”) plan which is distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminated employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended June 30, 2006 and 2005, the IPB expense was $2.2 million and $2.0 million, respectively. For both the six months ended June 30, 2006 and 2005, the IPB expense was $3.6 million. The IPA and IPB expenses are included in employee expenses.
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
      There are 32.2 million shares authorized under the Option Plan. At June 30, 2006, and December 31, 2005, the number of shares available to be granted under the Option Plan was 1.8 million and 3.0 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      Information with respect to options granted, exercised and forfeited under the Option Plan for the six months ended June 30, 2006, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic Value
		Price Per	Remaining	at June 30,
	Shares	Share	Term (Years)	2006(1)
(in thousands, except per share amounts)
Options outstanding at January 1, 2006	22,259	$24.52
Granted	1,505	$29.75
Exercised	(373)	$22.09
Forfeited	(277)	$27.68

Outstanding at June 30, 2006	23,114	$24.86	6.78	$92,792

Exercisable at June 30, 2006	16,848	$23.71	6.11	$86,399

Exercisable and expected to be exercisable at June 30, 2006(2)	22,442	$24.77	6.73	$92,101

(1)	Represents the difference between the market value of the options at June 30, 2006, and the cost for the option holders to exercise the options.

(2)	The amount of options expected to be exercisable at June 30, 2006, is calculated based on an estimate of expected forfeitures.
     The fair value of the shares vested during the six months ended June 30, 2006 and 2005, was $16.1 million for both periods. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $2.9 million and $4.1 million, respectively.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.59 and $0.60 per common share for the first and second quarters of 2006, respectively, and $0.57 per common share for each of the first and second quarters of 2005. These dividends totaled $166.6 million and $152.3 million for the six months ended June 30, 2006 and 2005, respectively. The Company declared an extra cash dividend of $0.03 per share during 2005 and this was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors also declared a dividend of $0.61 per common share for the third quarter of 2006.
      The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company currently estimates that its 2006 annual taxable income will be in excess of its dividend distributions from such taxable income in 2006, and that such estimated excess taxable income will be carried over for distribution in 2007. The Company accrues an excise tax on the estimated excess taxable income earned for the respective periods. For the three and six months ended June 30, 2006, the Company accrued an excise tax of $3.2 million and $11.6 million, respectively. There was no excise tax accrual for the three months ended March 31, 2005, and the Company accrued an excise tax of $4.0 million for the three months ended June 30, 2005.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information
      For the six months ended June 30, 2006 and 2005, the Company paid $46.0 million and $40.1 million, respectively, for interest.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $0.2 million and $7.6 million for the six months ended June 30, 2006 and 2005, respectively.
      Non-cash operating activities for the six months ended June 30, 2006, included the following:

•	a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million;

•	a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million;

•	the exchange of existing debt securities and accrued interest of S.B. Restaurant Company with a cost basis of $29.2 million for new debt securities; and

•	the exchange of existing preferred stock and common stock of Redox Brands, Inc. with a cost basis of $10.2 million for common stock in CR Brands, Inc.
      Non-cash operating activities for the six months ended June 30, 2005, included the following:

•	the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests;

•	the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million;

•	the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (GAC) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC. During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.
      For the six months ended June 30, 2006 and 2005, the Company’s non-cash financing activities included $7.2 million and $4.2 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities for the six months ended June 30, 2005, also included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc.
Note 12. Hedging Activities
      The Company has invested in commercial mortgage loans that were purchased at prices that were based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of these

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Hedging Activities, continued
commercial mortgage loans. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of June 30, 2006, and December 31, 2005, consisted of the following:

($ in thousands)
Description of Issue	2006	2005

5-year Treasury securities, due April 2010	$17,156	$17,666
      As of June 30, 2006, and December 31, 2005, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.9 million and $0.4 million, respectively.
      The net proceeds related to the sales of the borrowed Treasury securities were $17.9 million at both June 30, 2006, and December 31, 2005. Under the terms of the transactions, the Company had received cash payments of $0.7 million and $0.2 million at June 30, 2006, and December 31, 2005, respectively, for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of June 30, 2006, the repurchase agreements were due on July 5, 2006, and had an interest rate of 4.6%. The interest rate on the repurchase agreements as of December 31, 2005, was 3.3%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Financial Highlights

	At and for the
	Six Months Ended		At and for the
	June 30,		Year Ended
			December 31,
	2006(1)	2005	2005

Per Common Share Data
Net asset value, beginning of period	$19.17	$14.87	$14.87

Net investment income(2)	0.64	0.40	1.00
Net realized gains(2)(3)	3.74	1.60	1.99

Net investment income plus net realized gains(2)	4.38	2.00	2.99
Net change in unrealized appreciation or depreciation (2)(3)	(3.44)	1.17	3.37

Net increase in net assets resulting from operations (2)	0.94	3.17	6.36

Net decrease in net assets from shareholder distributions	(1.19)	(1.14)	(2.33)
Net increase in net assets from capital share transactions(2)	0.25	0.11	0.27

Net asset value, end of period	$19.17	$17.01	$19.17

Market value, end of period	$28.77	$29.11	$29.37
Total return(4)	1.9%	17.4%	23.5%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,690,019	$2,281,287	$2,620,546
Common shares outstanding at end of period	140,312	134,131	136,697
Diluted weighted average common shares outstanding	142,466	135,982	137,274
Employee, stock option and administrative expenses/average net assets	2.66%	3.91%	6.58%
Total operating expenses/average net assets	4.38%	5.79%	9.99%
Net investment income/average net assets	3.41%	2.57%	6.08%
Net increase in net assets resulting from operations/ average net assets	4.97%	20.57%	38.68%
Portfolio turnover rate	21.20%	21.76%	47.72%
Average debt outstanding	$1,395,791	$1,097,851	$1,087,118
Average debt per share(2)	$9.80	$8.07	$7.92

(1)	The results for the six months ended June 30, 2006, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2006, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, and the consolidated statement of changes in net assets and cash flows and the financial highlights (included in Note 13) for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of December 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights, for the year then ended; and in our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Washington, D.C.
August 9, 2006

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	June 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Senior Loan(5)			$—	$—	$—	$—
(Telecommunications)	Subordinated Debt(5)			—	—	—	—
	Common Stock			—	—	—	—

Advantage Sales &	Subordinated Debt	$1,712		59,787	213	(60,000)	—
Marketing, Inc.(7)	Subordinated Debt	5,555		124,000	374	(124,374)	—
(Business Services)	Common Stock			476,578	—	(476,578)	—

Alaris Consulting, LLC	Senior Loan(5)	(32)		—	32	(32)	—
(Business Services)	Equity Interests			—	—	—	—

American Healthcare Services, Inc. and Affiliates	Senior Loan(5)		$1	4,097	328	(96)	4,329
(Healthcare Services)

Avborne, Inc.	Preferred Stock			892	—	(119)	773
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Business Loan Express, LLC	Subordinated Debt	38		10,000	15,000	(25,000)	—
(Financial Services)	Class A Equity
	Interests	7,807		60,693	3,734	—	64,427
	Class B Equity Interests			146,910	—	(16,020)	130,890
	Class C Equity Interests			139,521	—	(17,621)	121,900

Callidus Capital Corporation	Senior Loan	399		600	8,705	(7,655)	1,650
(Financial Services)	Subordinated Debt	464		4,832	444	—	5,276
	Common Stock			7,968	4,125	—	12,093

Cambridge Capital Partners	Senior Debt(5)			—	250	—	250
(Financial Services)	Equity Interests			—	1,751	—	1,751

CR Brands, Inc.	Senior Loan	1,109		—	37,219	(37,219)	—
(Consumer Products)	Subordinated Debt	2,344		—	38,712	—	38,712
	Common Stock			—	37,431	—	37,431

Diversified Group	Preferred Stock	33		728	14	(14)	728
Administrators, Inc.	Preferred Stock			841	—	—	841
(Business Services)	Common Stock	68		502	69	(249)	322

Financial Pacific Company	Subordinated Debt	6,176		69,904	726	—	70,630
(Financial Services)	Preferred Stock			13,116	1,344	—	14,460
	Common Stock			44,180	749	(511)	44,418

ForeSite Towers, LLC	Equity Interests	161		9,750	3,068	—	12,818
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt(5)			11,198	138	(1,688)	9,648
	Preferred Equity
	Interest			4,303	—	(4,303)	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(10)		4,161	400	(4,561)	—
(Business Services)	Common Stock			—	220	(220)	—

Healthy Pet Corp.	Senior Loan	772		4,086	12,652	(800)	15,938
(Consumer Services)	Subordinated Debt	3,258		38,535	4,776	(186)	43,125
	Common Stock			25,766	5,174	(2,788)	28,152

HMT, Inc.	Preferred Stock			2,637	—	—	2,637
(Energy Services)	Common Stock			5,343	2,599	—	7,942
	Warrants			2,057	1,001	—	3,058

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			742	128	—	870

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	June 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Insight Pharmaceuticals	Subordinated Debt	$4,790		$58,298	$769	$—	$59,067
Corporation	Preferred Stock			26,791	1,473	(2,015)	26,249
(Consumer Products)	Common Stock			236	218	(236)	218

Jakel, Inc.	Subordinated Debt(5)			—	2,533	—	2,533
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Senior Loan (5)			5,029	93	(74)	5,048
(Financial Services)	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	18	(18)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	21		621	37	—	658
(Business Services)	Equity Interest			2,226	763	(1,374)	1,615

Mercury Air Centers, Inc.	Senior Loan	1,231		31,720	4,000	(35,720)	—
(Business Services)	Subordinated Debt	4,028		46,519	4,679	(3,000)	48,198
	Common Stock			88,898	4,702	(412)	93,188

MVL Group, Inc.	Senior Loan	1,742		27,218	79	(973)	26,324
(Business Services)	Subordinated Debt	2,506		32,417	1,504	—	33,921
	Common Stock			3,211	—	(1,949)	1,262

Pennsylvania Avenue	Equity Interests			1,864	1,193	(3,057)	—
Investors, L.P.
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan	2,390		23,792	6,075	(8,225)	21,642
(Consumer Products)	Subordinated Debt(5)			7,364	1,093	(8,457)	—
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Preferred Stock	363		12,097	1,708	(13,805)	—
(Consumer Products)	Warrants			500	84	(584)	—

Service Champ, Inc.	Subordinated Debt	2,138		26,906	354	—	27,260
(Business Services)	Common Stock			13,319	3,003	—	16,322

Staffing Partners Holding	Subordinated Debt(5)		$355	6,343	—	(5,183)	1,160
Company, Inc.	Preferred Stock			1,812	—	(1,812)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Startec Global Communications
Corporation	Senior Loan	1,197		21,685	3,540	(3,299)	21,926
(Telecommunications)	Common Stock			—	6,480	—	6,480

STS Operating, Inc.	Subordinated Debt	328		6,593	123	(6,716)	—
(Industrial Products)	Common Stock			64,963	32,039	(97,002)	—
	Options			560	292	(852)	—

Triview Investments, Inc.	Senior Loan	587		7,449	6,852	—	14,301
(Broadcasting & Cable/	Subordinated Debt	2,390		30,845	6,842	—	37,687
Consumer Products)	Subordinated Debt(5)			19,520	—	—	19,520
	Common Stock			29,171	5,011	(1,656)	32,526

Total companies more than 25% owned		$53,565		$1,887,651			$1,188,131

Companies 5% to 25% Owned

Advantage Sales &	Subordinated Debt	$4,732		—	$150,056	$—	$150,056
Marketing, Inc.(7)	Equity Interests			—	15,000	—	15,000
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	714		—	1,512	—	1,512
(Healthcare Services)	Subordinated Debt	2,145		42,267	34,950	(42,627)	34,590
	Equity Interests	1,694		4,025	2,372	(2,197)	4,200

Amerex Group, LLC	Subordinated Debt	154		—	8,400	—	8,400
(Consumer Products)	Equity Interests			—	3,583	—	3,583

Aspen Pet Products, Inc.	Subordinated Debt	1,130		19,959	399	(20,358)	—
(Consumer Products)	Preferred Stock	29		1,638	516	(2,154)	—
	Common Stock			17	123	(140)	—
	Warrants			—	—	—	—

BB&T Capital	Equity Interests			—	5,867	—	5,867
Partners/Windsor
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	1,747		23,543	307	—	23,850
(Industrial Products)	Common Stock			2,200	900	(700)	2,400

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	June 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

wBI Incorporated	Senior Loan	$125		$—	$15,000	$(15,000)	$—
(Business Services)	Subordinated Debt	1,390		—	29,856	—	29,856
	Common Stock			—	4,000	—	4,000

The Debt Exchange Inc.	Preferred Stock			3,219	—	(3,219)	—
(Business Services)

MedBridge Healthcare, LLC	Senior Loan(5)			7,093	1,512	(2,010)	6,595
(Healthcare Services)	Subordinated Debt(5)			534	1,364	(1,898)	—
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	501	(501)	—

Nexcel Synthetics, LLC	Subordinated Debt	788		10,588	193	—	10,781
(Consumer Products)	Equity Interests			1,367	363	—	1,730

Pres Air Trol LLC	Unitranche Debt(5)		$184	5,820	10	(2,518)	3,312
(Industrial Products)	Equity Interests			318	11	(329)	—

Progressive International
Corporation	Subordinated Debt	603		7,376	78	—	7,454
(Consumer Products)	Preferred Stock			884	36	—	920
	Common Stock			13	487	—	500
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan			—	980	—	980
(Healthcare Services)	Unitranche Debt			—	19,900	—	19,900
	Equity Interests			—	1,500	—	1,500

SGT India Private Limited	Common Stock			—	3,608	—	3,608
(Business Services)

wSoteria Imaging Services, LLC	Subordinated Debt	959		13,447	2,058	—	15,505
(Healthcare Services)	Equity Interests			2,308	92	—	2,400

Universal Environmental
Services, LLC	Unitranche Debt	859		10,862	94	—	10,956
(Business Services)	Equity Interests			1,328	651	(278)	1,701

Total companies 5% to 25% owned		$17,069		$158,806			$371,156

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of June 30, 2006.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at June 30, 2006, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	Included in the companies more than 25% owned category while the Company held a majority equity interest. On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company’s investment in Advantage after the sale transaction is included in the companies 5% to 25% owned category. See Note 3 to the consolidated financial statements for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      Our portfolio composition at June 30, 2006 and 2005, and at December 31, 2005, was as follows:

	June 30,
			December 31,
	2006	2005	2005

Private finance	96%	95%	96%
Commercial real estate finance	4%	5%	4%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes including excise tax. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the		At and for the		At and for the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,

	2006	2005	2006	2005	2005
($ in millions)
Portfolio at value	$3,593.5	$2,714.3	$3,593.5	$2,714.3	$3,606.4
Investments funded(1)	$453.4	$389.3	$1,251.2	$654.9	$1,675.8
Change in accrued or reinvested interest and dividends(2)	$(7.0)	$(14.1)	$(9.1)	$(3.6)	$6.6
Principal collections related to investment repayments or sales	$429.2	$932.6	$769.6	$1,090.8	$1,503.4
Yield on interest-bearing investments(3)	12.6%	13.2%	12.6%	13.2%	12.8%

(1)	Investments funded for the six months ended June 30, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below.

(2)	Includes changes in accrued or reinvested interest of $0.6 million and $1.7 million for the three and six months ended June 30, 2006, respectively, related to our investments in money market securities.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and six months ended June 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the				At and for the				At and for the
	Three Months Ended				Six Months Ended				Year Ended
	June 30,				June 30,				December 31,

	2006		2005		2006		2005		2005

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$275.9	9.5%	$203.3	10.0%	$275.9	9.5%	$203.3	10.0%	$239.8	9.5%
Unitranche debt	515.0	10.7%	67.3	13.3%	515.0	10.7%	67.3	13.3%	294.2	11.4%
Subordinated debt	1,700.3	13.9%	1,362.4	14.2%	1,700.3	13.9%	1,362.4	14.2%	1,560.9	13.8%

Total loans and debt securities	$2,491.2	12.7%	$1,633.0	13.7%	$2,491.2	12.7%	$1,633.0	13.7%	$2,094.9	13.0%
Equity securities	969.2		937.5		969.2		937.5		1,384.4

Total portfolio	$3,460.4		$2,570.5		$3,460.4		$2,570.5		$3,479.3

Investments funded(1)	$441.5		$298.0		$1,237.3		$466.3		$1,462.3
Change in accrued or reinvested interest and dividends	$(7.1)		$6.5		$(11.3)		$14.4		$24.6
Principal collections related to investment repayments or sales	$415.7		$178.8		$752.4		$330.0		$703.9

(1)	Investments funded for the six months ended June 30, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
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
      In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Senior loans at June 30, 2006, included approximately $30.1 million of senior loans that are currently in the process of being refinanced. Repayments include repayments of senior debt funded by us that was subsequently refinanced or repaid by the portfolio companies.
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. To address the current market, our strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We are also focusing our debt investing on smaller middle market companies where we can provide both senior and subordinated debt or unitranche debt, where our combined current yield may be lower than traditional subordinated debt only. We believe that providing both senior and subordinated debt or unitranche debt provides us with greater protection in the capital structures of our portfolio companies.
      Investments Funded. Investments funded and the weighted average yield on investments funded for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005, consisted of the following:

	For the Six Months Ended June 30, 2006

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(4)	$149.4	9.3%	$121.6	8.8%	$271.0	9.1%
Unitranche debt(2)	255.9	10.6%	—	—	255.9	10.6%
Subordinated debt(3)	374.8	13.0%	189.1	13.7%	563.9	13.2%

Total loans and debt securities	780.1	11.5%	310.7	11.8%	1,090.8	11.5%
Equity	54.6		91.9		146.5

Total	$834.7		$402.6		$1,237.3

	For the Six Months Ended June 30, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$19.5	12.1%	$77.7	5.9%	$97.2	7.1%
Unitranche debt(2)	59.2	10.8%	—	—	59.2	10.8%
Subordinated debt	140.0	12.9%	110.6	13.2%	250.6	13.0%

Total loans and debt securities	218.7	12.3%	188.3	10.2%	407.0	11.3%
Equity	15.5		43.8		59.3

Total	$234.2		$232.1		$466.3

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments for the six months ended June 30, 2006, included a $150 million, 12.0% subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million, 15.0% subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below.

(4)	Senior loans funded for the six months ended June 30, 2006, included $163.6 million that was repaid during the six months ended June 30, 2006.

	For the Year Ended December 31, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(3)	$76.8	10.0%	$250.2	6.4%	$327.0	7.2%
Unitranche debt(2)	259.5	10.5%	—	—	259.5	10.5%
Subordinated debt	296.9	12.3%	330.9	12.5%	627.8	12.4%

Total loans and debt securities	633.2	11.3%	581.1	9.9%	1,214.3	10.6%
Equity	82.5		165.5		248.0

Total	$715.7		$746.6		$1,462.3

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Buyout senior loans funded included $174.9 million that was repaid during the year.
     In July 2006, we funded private finance investments totaling $274.8 million.
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
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market is strong, which has resulted in an increase in private finance investment opportunities, as well as increased repayments. We continue to have an active pipeline of new investments under consideration. We believe that merger and acquisition activity for middle market companies will remain strong for the remainder of 2006.
      Through our wholly owned subsidiary, AC Finance LLC (AC Finance), we generally originate, underwrite and arrange senior loans. Senior loans originated and underwritten by AC Finance may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus) or funds managed by Callidus, a portfolio company controlled by us. After completion of the sale process, we may or may not retain a position in these senior loans. AC Finance generally earns a fee on the senior loans originated and underwritten whether or not we fund the underwritten commitment.
      Portfolio Yield. The weighted average yield on private finance loans and debt securities was 12.7% at June 30, 2006, as compared to 13.7% and 13.0% at June 30, 2005, and December 31, 2005, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. The yield on the private finance portfolio has declined partly due to our strategy to pursue more buyout and recapitalization transactions, which may include investing in lower-yielding senior debt, and unitranche investments.

      Outstanding Investment Commitments. At June 30, 2006, we had outstanding private finance investment commitments totaling $352.7 million, including the following:

•	$88.3 million in the form of revolving senior debt facilities to nineteen companies.

•	$50.7 million in the form of equity to fifteen private equity and venture capital funds.

•	$24.2 million in the form of debt to Promo Works, LLC.

•	$23.9 million in the form of debt to S.B. Restaurant Company.

•	$9.0 million in the form of debt to Integrity Interactive Corp.

•	$7.6 million in the form of debt to Carlisle Wide Plank Floors, Inc.

•	$6.5 million in co-investment commitments to Pine Creek Equity Partners, LLC.

•	We have various commitments to Callidus Capital Corporation (Callidus), which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments. Our commitment to Callidus consisted of the following at June 30, 2006:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(1)	$36.0	$—	$36.0
Revolving line of credit for working capital	4.0	1.6	2.4

Total	$40.0	$1.6	$38.4

(1)	Callidus has a secured warehouse credit facility with a third party for up to $240 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate our $36 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

In addition, at June 30, 2006, we had a commitment to Callidus to purchase preferred equity in future CLO transactions of $77.0 million.
      In addition to these outstanding investment commitments at June 30, 2006, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $194.7 million. See “Financial Condition, Liquidity and Capital Resources.”
      Our largest investment at value at June 30, 2006, was in Business Loan Express, LLC (BLX) and our largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (Advantage) and BLX.
      Business Loan Express, LLC.     At June 30, 2006, our investment in BLX totaled $293.2 million at cost and $317.2 million at value, or 7.9% of our total assets, which includes unrealized appreciation of $24.0 million. We acquired BLX in 2000.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the six months ended June 30, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income	$7.8	$6.9
Dividend income	—	5.0
Fees and other income	4.3	4.7

Total interest and related portfolio income	$12.1	$16.6

      Interest income from BLX for the six months ended June 30, 2006 and 2005, included interest income of $3.7 million and $3.3 million, respectively, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional Class A equity interests. Accrued interest and dividends receivable at June 30, 2006, included accrued interest due from BLX totaling $2.5 million, of which $2.1 million was paid in cash in July 2006.
      Net change in unrealized appreciation or depreciation included a net decrease in unrealized appreciation on our investment in BLX of $33.6 million for the six months ended June 30, 2006, and a net increase in unrealized appreciation on our investment in BLX of $1.3 million for the six months ended June 30, 2005. See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to this investment.
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
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At June 30, 2006, the principal amount outstanding on the revolving credit facility was $238.7 million and letters of credit issued under the facility were $56.7 million. The total obligation guaranteed by us at June 30, 2006, was $149.2 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under our revolving credit facility. BLX has determined it was in compliance with the terms of this facility at June 30, 2006.
      At June 30, 2006, we had also provided four standby letters of credit totaling $32.0 million in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, BLX paid us fees of $3.1 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively, which were included in fees and other income above.

      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain on our equity investment sold of $433.7 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our realized gain of $433.7 million, subject to post-closing adjustments, excludes any earn-out amounts. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold will allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note is collected. In connection with the transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million for the six months ended June 30, 2006, which included a prepayment premium of $5.0 million, and $18.5 million for the six months ended June 30, 2005. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction.
      After the sale transaction, our investment in Advantage at June 30, 2006, which was composed of subordinated debt and a minority equity interest, totaled $152.1 million at cost and $165.1 million at value, which included unrealized appreciation of $13.0 million. Subsequent to the completion of the sale transaction, our interest income from our subordinated debt investment in Advantage for the three months ended June 30, 2006, was $4.6 million.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.
Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the				At and for the
	Three Months Ended June 30,				Six Months Ended June 30,				At and for
									the Year Ended
									December 31,
	2006		2005		2006		2005		2005

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Commercial mortgage loans	$96.5	8.1%	$116.1	6.7%	$96.5	8.1%	$116.1	6.7%	$102.6	7.6%
Real estate owned	14.6		16.6		14.6		16.6		13.9
Equity interests	22.0		11.1		22.0		11.1		10.6

Total portfolio	$133.1		$143.8		$133.1		$143.8		$127.1

Investments funded	$11.9		$91.3		$13.9		$188.6		$213.5
Change in accrued or reinvested interest	$(0.5)		$(20.6)		$0.5		$(18.0)		$(18.0)
Principal collections related to investment repayments or sales(2)	$13.5		$753.8		$17.2		$760.8		$799.5

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

(2)	Principal collections related to investment repayments or sales for the year ended December 31, 2005, included $718.1 million related to the sale of our CMBS and CDO portfolio in May 2005.

     Our commercial real estate investments funded for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005, was as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Six Months Ended June 30, 2006
Commercial mortgage loans	$7.4	$—	$7.4
Equity interests	6.5	—	6.5

Total	$13.9	$—	$13.9

For the Six Months Ended June 30, 2005
CMBS bonds (4 new issuances)(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	67.1	(0.9)	66.2
Equity interests	1.4	—	1.4

Total	$280.0	$(91.4)	$188.6

For the Year Ended December 31, 2005
CMBS bonds (4 new issuances)(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	88.5	(0.8)	87.7
Equity interests	4.8	—	4.8

Total	$304.8	$(91.3)	$213.5

(1)	The CMBS bonds invested in during 2005 were sold on May 3, 2005.
     At June 30, 2006, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $9.4 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $6.9 million.
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
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.2 million and $17.7 million at June 30, 2006, and December 31, 2005, respectively. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $17.2 million and $17.7 million at June 30, 2006, and December 31, 2005, respectively. The amount of the hedge will vary from period to period depending upon the amount of commercial mortgage loans that we own and have hedged as of the balance sheet date.
OTHER ASSETS
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At June 30, 2006, and December 31, 2005, other assets totaled $124.4 million and $87.9 million, respectively. The increase since year end was primarily the result of amounts received in connection with the sales of Advantage and STS Operating, Inc., that are being held in escrow. See “— Portfolio and Investment Activity — Private Finance” above.
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
      At June 30, 2006, and December 31, 2005, our portfolio was graded as follows:

	2006		2005

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,241.2	34.5%	$1,643.0	45.6%
2	2,177.8	60.6	1,730.8	48.0
3	93.1	2.6	149.1	4.1
4	27.4	0.8	26.5	0.7
5	54.0	1.5	57.0	1.6

	$3,593.5	100.0%	$3,606.4	100.0%

      The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.
      Total Grade 3, 4 and 5 portfolio assets were $174.5 million and $232.6 million, respectively, or were 4.9% and 6.4%, respectively, of the total portfolio at value at June 30, 2006, and December 31, 2005.
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
      Loans and Debt Securities on Non-Accrual Status. At June 30, 2006, and December 31, 2005, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2006	2005
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$17.7	$15.6
Companies 5% to 25% owned	3.3	—
Companies less than 5% owned	24.6	11.4
Commercial real estate finance	2.9	12.9
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	40.8	58.0
Companies 5% to 25% owned	6.6	0.5
Companies less than 5% owned	3.9	49.5
Commercial real estate finance	12.8	7.9

Total	$112.6	$155.8

Percentage of total portfolio	3.1%	4.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at June 30, 2006, and December 31, 2005, were as follows:

	2006	2005

($ in millions)
Private finance	$47.2	$74.6
Commercial mortgage loans	3.7	6.1

Total	$50.9	$80.7

Percentage of total portfolio	1.4%	2.2%
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
      As a result of these and other factors, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. Loans and debt securities on non-accrual status and over

90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $50.9 million and $60.7 million at June 30, 2006, and December 31, 2005, respectively.
PORTFOLIO RETURNS
      Since our merger on December 31, 1997, through June 30, 2006, our combined aggregate cash flow Internal Rate of Return (IRR) has been approximately 22% for private finance and CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $3.7 billion. The weighted average holding period of these investments was 35 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 21% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 47 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.

RESULTS OF OPERATIONS
Comparison of Three and Six Months Ended June 30, 2006 and 2005
      The following table summarizes the Company’s operating results for the three and six months ended June 30, 2006 and 2005.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
				Percentage				Percentage
	2006	2005	Change	Change	2006	2005	Change	Change
($ in thousands, except per share amounts)
	(unaudited)				(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$95,433	$71,330	$24,103	34%	$184,314	$156,275	$28,039	18%
Loan prepayment premiums	1,745	853	892	105%	7,031	2,530	4,501	178%
Fees and other income	13,278	14,024	(746)	(5)%	30,122	22,321	7,801	35%

Total interest and related portfolio income	110,456	86,207	24,249	28%	221,467	181,126	40,341	22%

Expenses
Interest	21,607	19,154	2,453	13%	45,907	39,379	6,528	17%
Employee	20,398	22,877	(2,479)	(11)%	41,826	38,333	3,493	9%
Stock options	4,597	—	4,597	100%	8,203	—	8,203	100%
Administrative	9,861	23,048	(13,187)	(57)%	21,380	43,802	(22,422)	(51)%

Total operating expenses	56,463	65,079	(8,616)	(13)%	117,316	121,514	(4,198)	(3)%

Net investment income before income taxes	53,993	21,128	32,865	156%	104,151	59,612	44,539	75%
Income tax expense, including excise tax	3,798	5,861	(2,063)	(35)%	12,656	5,593	7,063	126%

Net investment income	50,195	15,267	34,928	229%	91,495	54,019	37,476	69%

Net Realized and Unrealized Gains (Losses)
Net realized gains	100,240	207,496	(107,256)	*	533,075	217,781	315,294	*
Net change in unrealized appreciation or depreciation	(116,706)	89,122	(205,828)	*	(491,254)	159,706	(650,960)	*

Total net gains	(16,466)	296,618	(313,084)	*	41,821	377,487	(335,666)	*

Net income	$33,729	$311,885	$(278,156)	(89)%	$133,316	$431,506	$(298,190)	(69)%

Diluted earnings per common share	$0.24	$2.29	$(2.05)	(90)%	$0.94	$3.17	$(2. 23)	(70)%

Weighted average common shares outstanding — diluted	143,213	136,381	6,832	5%	142,466	135,982	6,484	5%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and Dividends. Interest and dividend income for the three and six months ended June 30, 2006 and 2005, was composed of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Interest
Private finance loans and debt securities	$88.6	$53.1	$171.2	$109.9
CMBS and CDO portfolio	—	7.3	—	29.4
Commercial mortgage loans	2.1	2.0	4.8	3.5
Cash and cash equivalents, U.S. Treasury bills and other	2.9	3.6	5.9	4.1

Total interest	93.6	66.0	181.9	146.9
Dividends	1.8	5.3	2.4	9.4

Total interest and dividends	$95.4	$71.3	$184.3	$156.3

      Our interest income from our private finance loans and debt securities has increased period over period as a result of the growth in this portfolio as shown below. In addition, during the six months ended June 30, 2006, we resumed accruing interest on loans to two private finance portfolio companies. Such additional interest income totaled $2.4 million and $6.2 million for the three and six months ended June 30, 2006, respectively. In addition, one of these portfolio companies paid off during the second quarter and the accrued interest was collected.
      There was no interest income from the CMBS and CDO portfolio in 2006 as we sold this portfolio on May 3, 2005. The CMBS and CDO portfolio sold had a cost basis of $718.1 million and a weighted average yield on the cost basis of the portfolio of approximately 13.8%. We generally reinvested the principal proceeds from the CMBS and CDO portfolio into our private finance portfolio.
      The level of portfolio-related interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at June 30, 2006 and 2005, were as follows:

	2006		2005

	Value	Yield(1)	Value	Yield(1)
($ in millions)
Private finance loans and debt securities	$2,491.2	12.7%	$1,633.0	13.7%
CMBS and CDO portfolio(2)	—	—	—	—
Commercial mortgage loans	96.5	8.1%	116.1	6.7%

Total	$2,587.7	12.6%	$1,749.1	13.2%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

(2)	The CMBS and CDO portfolio was sold on May 3, 2005. See discussion above.
     The private finance portfolio yield at June 30, 2006, of 12.7% as compared to the private finance portfolio yield of 13.7% at June 30, 2005, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the three and six months ended June 30, 2006, did not include any dividends from BLX. Dividend income for the three and six months ended June 30, 2005, included $3.0 million and $5.0 million, respectively, of dividends from BLX on the Class B equity interests held by us, which were paid in cash. See the discussion of BLX above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Loan Prepayment Premiums. Loan prepayment premiums were $1.7 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $7.0 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively. Loan prepayment premiums for the six months ended June 30, 2006, included $5.0 million related to the repayment of our subordinated debt in connection with the sale of our majority equity interest in Advantage on March 29, 2006. See “—Portfolio and Investment Activity” above for further discussion. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Fees and Other Income. Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies, commitments, guarantees, and other services. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.
      Fees and other income for the three and six months ended June 30, 2006 and 2005, included fees relating to the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Structuring and diligence	$8.0	$7.5	$19.0	$8.9
Management, consulting and other services provided to portfolio companies	2.3	3.6	6.4	6.8
Commitment, guaranty, transaction and other fees from portfolio companies	2.9	2.0	4.6	4.8
Other income	0.1	0.9	0.1	1.8

Total fees and other income	$13.3	$14.0	$30.1	$22.3

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

      Structuring and diligence fees for the six months ended June 30, 2006, included structuring fees from Advantage Sales and Marketing, Cook Inlet Alternative Risk, CR Brands, Hot Stuff Foods, MHF Logistical Solutions, the Step 2 Company, and 3SI Security Systems totaling $13.0 million. Structuring and diligence fees may vary substantially from period to period based on the level of new investment originations and the market rates for these types of fees. Private finance investments funded were $1.2 billion for the six months ended June 30, 2006, as compared to $466.3 million for the six months ended June 30, 2005.
      Management fees for the six months ended June 30, 2006, included $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “—Portfolio and Investment Activity” above for further discussion.
      Fees and other income related to the CMBS and CDO portfolio for the six months ended June 30, 2005, were $4.1 million. As noted above, we sold our CMBS and CDO portfolio on May 3, 2005.
      BLX and Advantage. BLX was our largest investment at value at June 30, 2006, and represented 7.9% of our total assets. Advantage and BLX were our largest investments at June 30, 2005, and together represented 22.2% of our total assets.
      Total interest and related portfolio income from these investments for the three and six months ended June 30, 2006 and 2005, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
BLX	$6.0	$8.8	$12.1	$16.6
Advantage(1)	$—	$9.4	$14.1	$18.5

(1)	Includes income from the period we held a majority equity interest only. See “—Portfolio and Investment Activity” above for further discussion.
     Operating Expenses. Operating expenses include interest, employee, stock options, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the three and six months ended June 30, 2006 and 2005, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and six months ended June 30, 2006 and 2005, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Total outstanding debt	$1,208.9	$986.5	$1,208.9	$986.5
Average outstanding debt	$1,301.1	$1,071.0	$1,395.8	$1,097.9
Weighted average cost(1)	6.6%	6.8%	6.6%	6.8%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense includes interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.2 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

      Employee Expense. Employee expenses for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Salaries and employee benefits	$17.6	$11.7	$35.0	$23.5
Transition compensation, net	—	5.5	—	5.5
Individual performance award (IPA)	2.1	1.9	3.8	3.8
IPA mark to market expense (benefit)	(1.5)	1.8	(0.6)	1.9
Individual performance bonus (IPB)	2.2	2.0	3.6	3.6

Total employee expense	$20.4	$22.9	$41.8	$38.3

Number of employees at end of period	166	152	166	152
      The change in salaries and employee benefits reflects the effect of wage increases and the change in mix of employees given their area of responsibility and relevant experience level. Salaries and employee benefits expense has generally increased due to changes in the composition of our employee resources and compensation increases. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits include accrued bonuses of $9.0 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively, and $16.9 million and $7.1 million for the six months ended June 30, 2006 and 2005, respectively.
      Transition compensation costs were $6.4 million for the six months ended June 30, 2005, including $3.7 million of costs under retention agreements and $2.7 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Transition compensation expenses were reduced by $0.9 million for salary reimbursements from CWCapital under the transition services agreement resulting in net expense related to the sale of the CMBS and CDO portfolio of $5.5 million. See the caption “— Portfolio and Investment Activity — Commercial Real Estate Finance” for additional information.
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
      In connection with our 2006 Annual Meeting of Stockholders, the stockholders approved the issuance of up to 2.5 million shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options granted to certain officers and directors under our Amended Stock Option Plan. Under the initiative, which has been reviewed and approved by our Board of Directors, all optionees who hold vested stock options with exercise prices below the market value of the stock (or “in-the-money” options), would be offered the opportunity to receive an Option Cancellation Payment (OCP) equal to the “in-the-money” value of the stock options cancelled, which would be paid one-half in cash and one-half in shares of our common stock, in exchange for their voluntary cancellation of their vested stock options. As part of this initiative, the Board of Directors has adopted a target ownership structure that establishes minimum ownership levels for our senior officers and continues to further align the interests of our officers with those of our stockholders.
      Unlike the accounting treatment typically associated with a stock option exercise, the OCP would be recorded as an expense for financial reporting purposes, and the expense may be significant. Based on the 13 million vested options outstanding and the market price of $30.50 of our stock on March 10, 2006, the date used for disclosure in our 2006 proxy, the expense related to the OCP would be approximately $106 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As of June 30, 2006, there were 17 million vested options outstanding, of which 13 million options were in-the-money. Using the market price of $28.77 of our stock on June 30, 2006, the expense related to the OCP would be approximately $86 million if all option holders chose to cancel all vested in-the-money options in exchange for the OCP. For income tax purposes, our tax expense resulting from the OCP would be similar to the tax expense that would result from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market would be limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Employee Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. With respect to options granted prior to January 1, 2006, we have used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized in the statement of operations over the service period. The effect of this adoption for the six months ended June 30, 2006, was as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,

($ in millions)	2006	2006
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.3	$6.7
Options granted on or after January 1, 2006	1.3	1.5

Total stock option expense	$4.6	$8.2

      In addition to the employee stock option expense, for the three and six months ended June 30, 2006, administrative expense included $0.2 million of expense related to options granted to directors during the period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

      We estimate that the employee-related stock option expense under the Statement that will be recorded in our statement of operations will be approximately $16.1 million, $10.1 million, and $3.2 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes approximately $2.6 million, $1.4 million, and $0.7 million, respectively, related to options granted in the first and second quarters of 2006. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, stock record expenses, directors’ fees, and various other expenses. Administrative expenses for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three		For the Six
	Months Ending		Months Ending
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Administrative expenses	$9.4	$9.6	$18.0	$18.1
Investigation related costs	0.5	13.5	3.4	25.7

Total administrative expenses	$9.9	$23.1	$21.4	$43.8

      Investigation related costs include costs associated with requests for information in connection with two government investigations. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1 of Part II.
      Income Tax Expense, Including Excise Tax.     Income tax expense for the three and six months ended June 30, 2006 and 2005, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Income tax expense, net	$0.6	$1.9	$1.1	$1.6
Excise tax expense	3.2	4.0	11.6	4.0

Income tax expense, including excise tax	$3.8	$5.9	$12.7	$5.6

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, our estimated annual taxable income for 2006 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2006, and such estimated excess taxable income will be distributed in 2007. Therefore, we will be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. Accordingly, we have accrued an estimated excise tax of $3.2 million and $11.6 million for the three and six months ended June 30, 2006, respectively, based upon our estimated excess taxable income earned for the period. We currently expect that the excise tax accrual in the first half of the year, which included accruals for the estimated taxable income earned from the gains realized on the sale of our equity investments in Advantage and STS Operating, Inc., will be materially higher than that accrued in the second half of the year. See “Financial Condition, Liquidity and Capital Resources.”
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
($ in millions)
Realized gains	$101.0	$244.7	$537.5	$259.4
Realized losses	(0.8)	(37.2)	(4.4)	(41.6)

Net realized gains	$100.2	$207.5	$533.1	$217.8

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and six months ended June 30, 2006 and 2005, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

($ in millions)	2006	2005	2006	2005

Reversal of previously recorded unrealized appreciation associated with realized gains	$(95.6)	$(16.6)	$(489.2)	$(26.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	0.5	37.1	3.2	41.9

Total reversal	$(95.1)	$20.5	$(486.0)	$15.4

      Realized gains for the three months ended June 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
STS Operating, Inc.	$94.8
United Site Services, Inc.	3.3
MHF Logistical Solutions, Inc.	1.2
Advantage Sales & Marketing, Inc.	0.6
Other	1.1

Total private finance	101.0

Total gross realized gains	$101.0

2005

Portfolio Company	Amount

Private Finance:
Master Plan, Inc.	$3.7
Ginsey Industries, Inc.	2.8
E-Talk Corporation	1.6
Professional Paint, Inc.	1.0
Other	1.0

Total private finance	10.1

Commercial Real Estate:
CMBS/CDO asset net(1)	227.7
Other	6.9

Total commercial real estate	234.6

Total gross realized gains	$244.7

(1)	Net of net realized losses from related hedges of $0.7 million for the three months ended June 30, 2005.
     STS Operating, Inc. In the second quarter of 2006, we completed the sale of STS Operating, Inc. (STS). We were repaid our $6.8 million in subordinated debt outstanding and we realized a gain on the sale of our common stock in STS of $94.8 million, subject to post-closing adjustments. The cost basis of our equity was $3.5 million. As part of the consideration for the sale of our equity investment, we received a $30 million subordinated note. Approximately $11.2 million of our proceeds are subject to certain holdback provisions and post-closing adjustments. For tax purposes, the receipt of the $30 million subordinated note as part of our consideration for the common stock sold will allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note is collected.
      Realized losses for the three months ended June 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Other	$0.3

Total private finance	0.3

Commercial Real Estate:
Other	0.5

Total commercial real estate	0.5

Total gross realized losses	$0.8

2005

Portfolio Company	Amount

Private Finance:
Norstan Apparel Shops, Inc.	$18.5
E-Talk Corporation	9.0
Garden Ridge Corporation	7.1
Other	0.3

Total private finance	34.9

Commercial Real Estate:
Other	2.3

Total commercial real estate	2.3

Total gross realized losses	$37.2

      Realized gains for the six months ended June 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$433.7
STS Operating, Inc.	94.8
United Site Services, Inc.	3.3
Nobel Learning Communities, Inc.	1.5
MHF Logisitical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.3

Total private finance	536.9

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total gross realized gains	$537.5

2005

Portfolio Company	Amount

Private Finance:
Polaris Pool System, Inc.	$7.4
Master Plan, Inc.	3.7
U.S. Security Holdings, Inc.	3.3
Ginsey Industries, Inc.	2.8
E-Talk Corporation	1.6
Professional Paint, Inc.	1.0
Oriental Trading Company, Inc.	1.0
Other	3.5

Total private finance	24.3

Commercial Real Estate:
CMBS/CDO assets, net(1)	227.7
Other	7.4

Total commercial real estate	235.1

Total gross realized gains	$259.4

(1)	Net of net realized losses from related hedges of $0.7 million for the six months ended June 30, 2005.

     Realized losses for the six months ended June 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Aspen Pet Products, Inc.	$1.6
Nobel Learning Communities, Inc.	1.4
Other	0.6

Total private finance	3.6

Commercial Real Estate:
Other	0.8

Total commercial real estate	0.8

Total gross realized losses	$4.4

2005

Portfolio Company	Amount

Private Finance:
Norstan Apparel Shops, Inc.	$18.5
E-Talk Corporation	9.0
Garden Ridge Corporation	7.1
Alderwoods Group, Inc.	0.8
Other	0.7

Total private finance	36.1

Commercial Real Estate:
Other	5.5

Total commercial real estate	5.5

Total gross realized losses	$41.6

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2006, portfolio investments recorded at fair value were approximately 90% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

      We will continue to work with third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis. In addition, we may receive third-party assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these third-party valuation resources, when applicable, is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.
      For 2006 and 2005, we received third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin (Houlihan Lokey) for our private finance portfolio as follows:

	2006		2005

	Q1	Q2	Q1	Q2

Number of private finance portfolio companies reviewed	78	78	36	72
Percentage of private finance portfolio reviewed at value	87.0%	89.6%	74.5%	83.0%
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
      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2006 and 2005, consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006(1)	2005(1)	2006(1)	2005(1)
($ in millions)
Net unrealized appreciation or depreciation	$(21.6)	$68.6	$(5.3)	$144.3
Reversal of previously recorded unrealized appreciation associated with realized gains	(95.6)	(16.6)	(489.2)	(26.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	0.5	37.1	3.2	41.9

Net change in unrealized appreciation or depreciation	$(116.7)	$89.1	$(491.3)	$159.7

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     At June 30, 2006, our largest investment was in BLX. The following is a summary of the methodology that we used to determine the fair value of this investment.

      Business Loan Express, LLC. To determine the value of our investment in BLX at June 30, 2006, we performed four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. We received valuation assistance from Duff & Phelps for our investment in BLX at June 30, 2006, and December 31, 2005.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at June 30, 2006, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at March 31, 2006, and December 31, 2005.
      Our investment in BLX at June 30, 2006, was valued at $317.2 million. This fair value was within the range of values determined by the four valuation analyses. Unrealized appreciation on our investment was $24.0 million at June 30, 2006. We decreased unrealized appreciation for the three and six months ended June 30, 2006, by $10.9 million and $33.6 million, respectively. The decrease resulted from a reduction in enterprise value at June 30, 2006, of approximately 6% as compared to the enterprise value at December 31, 2005. BLX has experienced higher loan prepayments in recent months, which BLX management believes is due to a robust economy and increased competition from banks. BLX management has scaled back their traditional loan originations to remain selective in this competitive lending environment, and is also developing new loan products.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 143.2 million and 136.4 million for the three months ended June 30, 2006 and 2005, respectively, and were 142.5 million and 136.0 million for the six months ended June 30, 2006 and 2005, respectively.
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
      Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash.
      Dividends declared and paid by us in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Internal Revenue Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried over and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. See “Financial Condition, Liquidity and Capital Resources” below.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Dividends and Distributions
      Dividends to common shareholders for the six months ended June 30, 2006 and 2005, were $166.6 million and $152.3 million, respectively, or $1.19 per common share for the first half of 2006 and $1.14 per common share for the first half of 2005. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.
      The Board of Directors has declared a dividend of $0.61 per common share for the third quarter of 2006.
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
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess taxable income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income carried over and paid out in the next year is generally subject to a 4% excise tax. See “Other Matters — Regulated Investment Company Status” above. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend. We currently estimate that the taxable income carried over from 2005 for distribution to shareholders in 2006 is $163.8 million. However, our taxable income for 2005 is an estimate and will not be finally determined until we file our 2005 tax return in September 2006, and therefore, the amount of excess taxable income carried over from 2005 into 2006 may be different from this estimate.

      We currently expect that our estimated annual taxable income for 2006 will be in excess of our estimated dividend distributions to shareholders in 2006 from such taxable income, and, therefore, we expect to carry over excess taxable income for distribution to shareholders in 2007. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2006 over the amount of actual distributions from such taxable income in 2006. Accordingly, for the six months ended June 30, 2006, we have accrued an excise tax of $11.6 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2006 may be adjusted as appropriate in the remainder of 2006 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2006 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2006 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      In addition to excess taxable income available to be carried over from the current tax year for distribution in the following tax year, we currently estimate that we have deferred taxable income related to installment sale gains of approximately $33 million as of December 31 2005, and approximately $170 million for the six months ended June 30, 2006, for a total of approximately $203 million as of June 30, 2006 . These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. These installment sale gains are estimates and will not be finally determined until we file our tax returns for the respective years. See “Other Matters — Regulated Investment Company Status” above.
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.
Liquidity and Capital Resources
      At June 30, 2006, and December 31, 2005, our liquidity portfolio (see below), cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2006	2005

Liquidity portfolio (including money market and other securities: 2006-$75.3; 2005-$100.0)	$201.2	$200.3
Cash and investments in money market and other securities (including money market and other securities: 2006-$22.5; 2005-$22.0)	$25.6	$53.3
Total assets	$4,011.2	$4,025.9
Total debt outstanding	$1,208.9	$1,284.8
Total shareholders’ equity	$2,690.0	$2,620.5
Debt to equity ratio	0.45	0.49
Asset coverage ratio(1)	326%	309%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

     We have a liquidity portfolio that is composed of U.S. Treasury bills, money market securities and a certificate of deposit. At June 30, 2006, and December 31, 2005, the value and yield of the securities in the liquidity portfolio were as follows:

	2006		2005

($ in millions)	Value	Yield	Value	Yield

U.S. Treasury bills(1)	$125.9	4.9%	$100.3	4.3%
Money market securities	55.3	5.0%	100.0	4.1%
Certificate of Deposit(1)	20.0	5.6%	—	—

Total	$201.2	5.0%	$200.3	4.2%

(1)	The Treasury bills and certificate of deposit mature in 2006.
     The liquidity portfolio was established to provide a pool of liquid assets within our balance sheet. Our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. Our portfolio’s liquidity was reduced when we sold our portfolio of CMBS assets in May 2005, particularly BB rated bonds, which were generally more liquid than assets in our private finance portfolio. We will assess the amount held in and the composition of the liquidity portfolio throughout the year.
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
      During the six months ended June 30, 2006, we sold equity of $83.0 million. We did not sell new equity in a public offering during the six months ended June 30, 2005, or for the year ended December 31, 2005. In addition, shareholders equity increased by $15.9 million, $17.1 million and $77.5 million through the exercise of employee options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the six months ended June 30, 2006 and 2005, and the year ended December 31, 2005, respectively.
      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $882.5 million on June 30, 2006. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      On July 24, 2006, we sold 4.5 million shares of our common stock for proceeds of $118.1 million, net of underwriting discounts and estimated offering expenses. In addition, on August 1, 2006, we sold 0.7 million shares of our common stock for proceeds of $17.8 million, net of underwriting discounts and estimated offering expenses, pursuant to the underwriters over-allotment option related to the sale of the 4.5 million shares.
      On July 25, 2006, we completed a public issuance of $400 million of five-year, unsecured notes with a fixed interest rate of 6.625%. This debt matures on July 15, 2011. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. We have certain financial and operating covenants that will be required by this public debt issuance, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding.

      The net proceeds from the debt and equity issuances were used to reduce borrowings under our revolving line of credit, with the remainder being used to fund new portfolio investments and for general corporate purposes. We currently have no borrowings outstanding on our revolving line of credit.
      As a result of the equity and debt issuances in the third quarter of 2006, we expect that our leverage ratio will increase by the end of the third quarter of 2006 from the 0.45:1.00 level at June 30, 2006. We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At June 30, 2006, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Unsecured notes payable	$1,190.6	$1,190.6	6.2%
SBA debentures	16.5	16.5	7.4%

Total notes payable and debentures	1,207.1	1,207.1	6.2%
Revolving line of credit	922.5	1.8	6.4%	(2)

Total debt	$2,129.6	$1,208.9	6.6%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and the amortization of debt financing costs of $3.8 million at June 30, 2006.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and the amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
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
      Small Business Administration Debentures. Through our small business investment company subsidiary, we have debentures payable to the Small Business Administration (SBA) with contractual maturities of ten years. The notes require payment of interest only semi-annually, and all principal is due upon maturity. During the first half of 2006 and 2005, we repaid $12.0 million and $31.0 million, respectively, of this outstanding debt. We intend to repay the SBA in the third quarter of 2006 for the remaining outstanding borrowings of $16.5 million. The prepayment penalty upon repayment will be approximately $0.2 million. We currently do not have plans to borrow additional amounts from the SBA.

      Revolving Line of Credit. At December 31, 2005, we had an unsecured revolving line of credit with a committed amount of $772.5 million that expires on September 30, 2008. In May 2006, we expanded the committed amount to 922.5 million. The revolving line of credit is now fully committed. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At June 30, 2006, there was $1.8 million outstanding on our unsecured revolving line of credit. The amount available under the line at June 30, 2006, was $882.5 million, net of amounts committed for standby letters of credit of $38.3 million. Net repayments under the revolving line of credit for the six months ended June 30, 2006, were $90.0 million.
      We have various financial and operating covenants required by the revolving line of credit and notes payable and debentures outstanding at June 30, 2006. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities also limit our ability to declare dividends if we default under certain provisions. As of June 30, 2006, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2006.

		Payments Due By Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Notes payable and debentures:
Unsecured long-term notes payable	$1,190.6	$150.0	$—	$153.0	$268.1	$408.0	$211.5
SBA debentures	16.5	—	—	—	—	—	16.5
Revolving line of credit(1)	1.8	—	—	1.8	—	—	—
Operating leases	26.7	2.2	4.4	4.5	4.6	4.4	6.6

Total contractual obligations	$1,235.6	$152.2	$4.4	$159.3	$272.7	$412.4	$234.6

(1)	At June 30, 2006, $882.5 million remained unused and available, net of amounts committed for standby letters of credit of $38.3 million issued under the credit facility.

Off-Balance Sheet Arrangements
      The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2006.

		Amount of Commitment Expiration Per Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Guarantees	$163.3	$2.5	$0.7	$3.0	$151.6	$—	$5.5
Standby letters of credit(1)	38.3	0.1	—	38.2	—	—	—

Total commitments	$201.6	$2.6	$0.7	$41.2	$151.6	$—	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.
     In addition, we had outstanding commitments to fund investments totaling $362.1 million at June 30, 2006. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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

      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.
      Fee Income. Fee income includes fees for guarantees, commitments, and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2005.
Item 4.  Controls and Procedures
      (a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2006, portfolio investments recorded at fair value were 90% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Economic recessions or downturns could impair our portfolio companies and harm our operating results. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At June 30, 2006, our largest investment at value was in Business Loan Express, LLC (BLX), which represented 7.9% of our total assets and 5.5% of our total interest and related portfolio income for the six months ended June 30, 2006. BLX is a lender under the Small Business Administration 7(a) Guaranteed Loan Program. Our financial results could be negatively affected if government funding for, or regulations related to, this program change.
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
      At June 30, 2006, we had $1.2 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.6%. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.0% as of June 30, 2006.

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2006, our asset coverage for senior indebtedness was 326%.
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
      Assuming that the balance sheet as of June 30, 2006, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate-level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended June 30, 2006, we issued a total of 122,755 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.6 million.
Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended June 30, 2006, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II),

which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
4/1/2006 to 4/31/2006	78	$30.31
5/1/2006 to 5/28/2006	—	$—
6/1/2006 to 6/31/2006	—	$—
2005 DCP II(2)
4/1/2006 to 4/31/2006	14,149	$30.31
5/1/2006 to 5/28/2006	—	$—
6/1/2006 to 6/31/2006	70,500	$29.75

Total	84,727	$29.84

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is administered through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market. In addition, cash dividends received on the Allied Capital shares held in the trust are used by the trustee to purchase shares of our common stock in the open market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
      On May 16, 2006, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected five directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

Ann Torre Bates	127,731,421	1,713,989
Edwin L. Harper	126,434,463	3,010,946
John I. Leahy	127,186,384	2,259,025
Alex J. Pollock	127,529,783	1,915,626
Guy T. Steuart II	127,424,088	2,021,321

The following directors are continuing as directors of the Company for their respective terms — Brooks H. Browne, John D. Firestone, Anthony T. Garcia, Lawrence I. Hebert, Robert E. Long, Marc F. Racicot, Laura W. van Roijen, Joan M. Sweeney, and William L. Walton.

2.	Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2006. Votes were cast as follows:

For	Against	Abstain

127,953,628	739,269	752,510

3.	Approval of the issuance of up to 2,500,000 shares of common stock in exchange for the cancellation of vested in-the-money options granted to certain officers and directors in connection with a stock ownership initiative. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes

53,152,866	15,428,444	2,307,157	58,556,940
Item 5.  Other Information
      None.
Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).

Exhibit
Number		Description

4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.2		Form of debenture between certain subsidiaries of Allied Capital and the U.S. Small Business Administration. (Incorporated by reference to Exhibit 4.2 filed by a predecessor entity to Allied Capital on Form 10-K for the year ended December 31, 1996).
4.3		Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4		Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5		Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6		Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7		Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Form N-2/A (File No. 333-133755) filed on July 25, 2006).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).
10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.12		Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.4b filed with Allied Capital’s Form 10-Q for the period ended September 30, 2000).

Exhibit
Number		Description

10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23		Recission of Retention Agreement, dated October 27, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s current report on Form 8-K filed on November 1, 2005).

Exhibit
Number		Description

10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10	.29*	Custodian Agreement with Union Bank of California.
10	.30*	Custodian Agreement with M&T Bank.
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.32		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of April 30, 1998. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.33		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.33 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.35		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2000. (Incorporated by reference to Exhibit 10.35 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.36		Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15	.*	Letter regarding Unaudited Interim Financial Information

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 9, 2006	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.29*	Custodian Agreement with Union Bank of California.
10	.30*	Custodian Agreement with M&T Bank.
15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.