Form 10-Q
period 2006-09-30
ALLIED CAPITAL CORP
filed 2006-11-08
CIK 3906

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended September 30, 2006

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On November 7, 2006, there were 145,743,123 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2006-$1,464,190; 2005-$1,489,782)	$1,401,877	$1,887,651
Companies 5% to 25% owned (cost: 2006-$413,374; 2005-$168,373)	417,455	158,806
Companies less than 5% owned (cost: 2006-$2,217,811; 2005-$1,448,268)	2,168,484	1,432,833

Total private finance (cost: 2006-$4,095,375; 2005-$3,106,423)	3,987,816	3,479,290
Commercial real estate finance (cost: 2006-$125,454; 2005-$131,695)	131,810	127,065

Total portfolio at value (cost: 2006-$4,220,829; 2005-$3,238,118)	4,119,626	3,606,355
U.S. Treasury bills (cost: 2006-$125,000; 2005-$100,000)	127,561	100,305
Investments in money market and other securities	116,855	121,967
Deposits of proceeds from sales of borrowed Treasury securities	17,733	17,666
Accrued interest and dividends receivable	61,012	60,366
Other assets	119,493	87,858
Cash	3,178	31,363

Total assets	$4,565,458	$4,025,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2006-$150,000; 2005-$175,000)	$1,590,699	$1,193,040
Revolving line of credit	—	91,750
Obligations to replenish borrowed Treasury securities	17,733	17,666
Accounts payable and other liabilities	133,145	102,878

Total liabilities	1,741,577	1,405,334

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 145,722 and 136,697 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	15	14
Additional paid-in capital	2,430,410	2,177,283
Common stock held in deferred compensation trust	(26,030)	(19,460)
Notes receivable from sale of common stock	(2,863)	(3,868)
Net unrealized appreciation (depreciation)	(117,617)	354,325
Undistributed earnings	539,966	112,252

Total shareholders’ equity	2,823,881	2,620,546

Total liabilities and shareholders’ equity	$4,565,458	$4,025,880

Net asset value per common share	$19.38	$19.17

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$23,812	$31,137	$77,377	$89,587
Companies 5% to 25% owned	10,977	5,205	28,046	16,723
Companies less than 5% owned	63,879	40,011	177,559	126,318

Total interest and dividends	98,668	76,353	282,982	232,628

Fees and other income
Companies more than 25% owned	6,486	9,019	24,222	21,777
Companies 5% to 25% owned	10	677	4,008	802
Companies less than 5% owned	8,219	8,808	23,638	20,776

Total fees and other income	14,715	18,504	51,868	43,355

Total interest and related portfolio income	113,383	94,857	334,850	275,983

Expenses:
Interest	26,109	17,929	72,455	57,483
Employee	25,228	13,969	67,054	52,302
Employee stock options	3,649	—	11,852	—
Administrative	8,153	14,936	29,348	58,563

Total operating expenses	63,139	46,834	180,709	168,348

Net investment income before income taxes	50,244	48,023	154,141	107,635
Income tax expense (benefit), including excise tax	1,586	1,889	13,988	7,482

Net investment income	48,658	46,134	140,153	100,153

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	394	64,677	528,793	47,192
Companies 5% to 25% owned	93	(6)	(324)	4,702
Companies less than 5% owned	9,429	6,043	14,522	236,601

Total net realized gains	9,916	70,714	542,991	288,495
Net change in unrealized appreciation or depreciation	19,312	(3,680)	(471,942)	156,026

Total net gains (losses)	29,228	67,034	71,049	444,521

Net increase in net assets resulting from operations	$77,886	$113,168	$211,202	$544,674

Basic earnings per common share	$0.54	$0.84	$1.50	$4.06

Diluted earnings per common share	$0.53	$0.82	$1.47	$3.99

Weighted average common shares outstanding — basic	144,163	135,322	141,002	134,110

Weighted average common shares outstanding — diluted	147,112	138,058	144,030	136,669

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2006	2005
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$140,153	$100,153
Net realized gains	542,991	288,495
Net change in unrealized appreciation or depreciation	(471,942)	156,026

Net increase in net assets resulting from operations	211,202	544,674

Shareholder distributions:
Common stock dividends	(255,430)	(231,163)

Net decrease in net assets resulting from shareholder distributions	(255,430)	(231,163)

Capital share transactions:
Sale of common stock	218,882	—
Issuance of common stock for portfolio investments	—	7,200
Issuance of common stock in lieu of cash distributions	11,050	7,456
Issuance of common stock upon the exercise of stock options	11,108	57,805
Stock option expense	12,088	—
Net decrease in notes receivable from sale of common stock	1,005	1,332
Purchase of common stock held in deferred compensation trust	(7,226)	(6,034)
Distribution of common stock held in deferred compensation trust	656	1,756
Other	—	4,182

Net increase in net assets resulting from capital share transactions	247,563	73,697

Total increase in net assets	203,335	387,208
Net assets at beginning of period	2,620,546	1,979,778

Net assets at end of period	$2,823,881	$2,366,986

Net asset value per common share	$19.38	$17.37

Common shares outstanding at end of period	145,722	136,289

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2006	2005
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$211,202	$544,674
Adjustments:
Portfolio investments	(1,700,751)	(1,320,611)
Principal collections related to investment repayments or sales	885,872	1,241,827
Change in accrued or reinvested interest and dividends	1,820	(1,905)
Amortization of discounts and fees	(3,644)	(3,339)
Redemption of (investments in) U.S. Treasury bills	(22,875)	—
Redemption of (investments in) money market securities	7,581	(21,620)
Stock option expense	12,088	—
Changes in other assets and liabilities	33,897	33,399
Depreciation and amortization	1,303	1,404
Realized gains from the receipt of notes and other securities as consideration from sale of investments, net of collections	(209,049)	(4,605)
Realized losses	7,063	50,661
Net change in unrealized (appreciation) or depreciation	471,942	(156,026)

Net cash provided by (used in) operating activities	(303,551)	363,859

Cash flows from financing activities:
Sale of common stock	218,882	—
Sale of common stock upon the exercise of stock options	11,108	57,805
Collections of notes receivable from sale of common stock	1,005	1,332
Borrowings under notes payable and debentures	450,000	—
Repayments on notes payable and debentures	(53,500)	(94,700)
Net borrowings under (repayments on) revolving line of credit	(91,750)	(112,000)
Purchase of common stock held in deferred compensation trust	(7,226)	(6,034)
Other financing activities	(4,674)	(4,594)
Common stock dividends and distributions paid	(248,479)	(226,367)

Net cash provided by (used in) financing activities	275,366	(384,558)

Net increase (decrease) in cash	(28,185)	(20,699)
Cash at beginning of period	31,363	57,160

Cash at end of period	$3,178	$36,461

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Acme Paging, L.P.(4)	Senior Loan (6.0%, Due 12/07)(6)	$3,750	$3,750	$—
(Telecommunications)	Subordinated Debt (10.0%, Due 1/08)(6)	881	881	—
	Common Stock (23,513 shares)		27	—

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	27,055	27,002	—
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		658	897
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	—
(Consumer Products)	Common Stock (148,838 shares)		3,848	—

Business Loan Express, LLC	Class A Equity Interests(25.0%)	66,379	66,379	66,379
(Financial Services)	Class B Equity Interests		119,436	114,562
	Class C Equity Interests		109,301	103,939
	Guaranty ($188,109 — See Note 3)
	Standby Letters of Credit ($29,500 — See Note 3)

Calder Capital Partners, LLC(5)	Senior Loan (8.0%, Due 5/09)(6)	500	500	500
(Financial Services)	Equity Interests		1,901	1,901

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 10/08)	5,513	5,513	5,513
(Financial Services)	Common Stock (10 shares)		2,058	17,665

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	36,500	36,324	36,324
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,971	5,971
	Common Stock (884,880 shares)		16,649	17,379

CR Brands, Inc.	Subordinated Debt (16.6%, Due 2/13)	39,232	39,054	39,054
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	32,574

Diversified Group Administrators, Inc.	Preferred Stock (1,000,000 shares)		700	742
(Business Services)	Preferred Stock (1,451,380 shares)		841	841
	Common Stock (1,451,380 shares)		—	50

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	71,232	70,995	70,995
(Financial Services)	Preferred Stock (10,964 shares)		10,276	15,183
	Common Stock (14,735 shares)		14,819	58,183

ForeSite Towers, LLC	Equity Interests		7,620	14,278
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	$15,957	$15,957	$15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	9,138
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08)(6)	11,792	11,807	—
(Business Services)	Common Stock (1,000 shares)		6,762	—

Healthy Pet Corp.	Senior Loan (10.0%, Due 8/10)	18,638	18,638	18,638
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	43,503	43,352	43,352
	Common Stock (30,142 shares)		30,142	28,728

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	8,664
	Warrants		1,155	3,336

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	872
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (16.1%, Due 9/12)	59,663	59,455	59,455
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	28,350
	Common Stock (620,000 shares)		6,325	208

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	15,192	15,192	11,493
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Senior Loan (14.0%, Due 5/09)(6)	7,646	7,646	6,516
(Financial Services)	Subordinated Debt (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		4,248	—

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	665	665	665
(Business Services)	Equity Interest		1,809	1,739

Mercury Air Centers, Inc.	Subordinated Debt (16.0%, Due 4/09 –
(Business Services)	11/12)	48,858	48,702	48,702
	Common Stock (57,970 shares)		35,053	153,025
	Standby Letters of Credit ($1,581)

MVL Group, Inc.	Senior Loan (12.0%, Due 10/07 – 7/09)	26,498	26,392	26,392
(Business Services)	Subordinated Debt (14.5%, Due 6/09)	34,571	34,166	34,166
	Common Stock (648,661 shares)		643	757

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,983	37,798	37,798
(Business Services)	Equity Interests		21,128	21,128

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/06)(6)	34,290	25,442	25,195
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,223	—
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal (	unaudited)	Value

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$27,557	$27,438	$27,438
(Business Services)	Common Stock (63,888 shares)		13,662	13,388

Staffing Partners Holding	Subordinated Debt (13.5%, Due 1/07)(6)	5,987	5,987	—
Company, Inc.	Preferred Stock (439,600 shares)		4,968	—
(Business Services)	Common Stock (69,773 shares)		50	—
	Warrants		10	—
	Guaranty ($1,300)

Startec Global Communications
Corporation	Senior Loan (10.0%, Due 5/07 – 5/09)	19,569	19,569	19,569
(Telecommunications)	Common Stock (19,180,000 shares)		37,256	11,535

Sweet Traditions, LLC	Senior Loan (9.0%, Due 8/11)	40,000	35,940	35,940
(Consumer Products)	Equity Interests		450	450
	Standby Letter of Credit ($120)

Triview Investments, Inc.(8)	Senior Loan (9.6%, Due 6/07)	14,325	14,308	14,308
(Broadcasting & Cable/Business	Subordinated Debt (14.8%, Due 7/12 – 9/11)	40,288	40,086	40,086
Services/Consumer Products)	Subordinated Debt (16.8%, Due 7/08 –
	7/12)(6)	19,600	19,520	19,520
	Common Stock (202 shares)		98,557	29,802
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,464,190	$1,401,877

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$151,546	$150,850	$150,850
(Business Services)	Equity Interests		2,032	13,000

Air Medical Group Holdings LLC	Senior Loan (9.1%, Due 3/11)	671	602	602
(Healthcare Services)	Subordinated Debt (14.0%, Due 11/12)	34,912	34,858	34,858
	Equity Interests		3,470	4,900

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	622
(Business Services)	Common Stock (13,513 shares)		14	14

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,546	8,047

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC (5)	Equity Interests		5,873	5,867
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	24,090	24,005	24,005
(Industrial Products)	Common Stock (5,073 shares)		5,813	3,200

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,154	30,015	30,015
(Business Services)	Common Stock (40,000 shares)		4,000	4,100

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $66.5 million and a value of $6.3 million, Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $90.4 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a cost of $7.0 million and a value of $7.0 million.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CitiPostal, Inc. and Affiliates	Senior Loan (11.1%, Due 8/13 – 11/14)	$20,790	$20,685	$20,685
(Business Services)	Equity Interests		4,447	4,447

Creative Group, Inc.	Subordinated Debt (12.0%, Due 9/13)	15,000	13,627	13,627
(Business Services)	Warrant		1,387	1,387

MedBridge Healthcare, LLC	Senior Loan (6.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	443
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,306	—

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	10,901	10,878	10,878
(Consumer Products)	Equity Interests		1,755	1,866

Pres Air Trol LLC	Unitranche Debt (12.0%, Due 4/10)(6)	5,770	5,452	2,215
(Industrial Products)	Equity Interests		1,361	—

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	7,514	7,494	7,494
(Consumer Products)	Preferred Stock (500 shares)		500	1,002
	Common Stock (197 shares)		13	1,200
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	1,250	1,230	1,230
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	20,000	19,904	19,904
	Equity Interests		1,500	1,500

SGT India Private Limited(4)	Common Stock (109,524 shares)		3,944	3,944
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (11.7%, Due 11/10)	16,500	15,541	15,541
(Healthcare Services)	Equity Interests		2,163	2,445

Universal Environmental Services, LLC	Unitranche Debt (13.5%, Due 2/09)	10,989	10,960	10,960
(Business Services)	Equity Interests		1,795	1,043

Total companies 5% to 25% owned			$413,374	$417,455

Companies Less Than 5% Owned

3SI Security Systems, Inc. (Consumer Products)	Subordinated Debt (14.5%, Due 8/13)	$26,612	$26,491	$26,491

AgData, L.P.	Unitranche Debt (10.3%, Due 7/12)	10,800	10,739	10,739
(Consumer Services)

Anthony, Inc.	Subordinated Debt (13.3%, Due 8/11 –
(Industrial Products)	9/12)	14,780	14,728	14,728

Bantek West, Inc.	Subordinated Debt (11.6%, Due 1/11)	30,000	30,000	23,884
(Business Services)

Benchmark Medical, Inc.	Warrants		18	—
(Healthcare Services)

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	110,030	109,631	109,631
(Business Services)	Common Stock (45,528,000 shares)(11)		45,528	45,528
	Warrants		—	—
	Standby Letters of Credit ($9,981)

Broadcast Electronics, Inc.	Senior Loan (9.2%, Due 7/12)	4,975	4,941	4,941
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	$27,679	$27,588	$27,588
(Retail)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,957	18,957
(Senior Debt Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,478	9,478

Callidus Debt Partners
CLO Fund III, Ltd. (4)(9)	Preferred Shares (23,600,000 shares)		23,594	23,594
(Senior Debt Fund)

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(9)	Income Notes		13,334	13,334
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,000
(Senior Debt Fund)	Income Notes		50,737	50,737

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		2,141	3,102
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,895	13,895
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,034	3,171
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		—	—
(Private Equity)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,752	1,701
(Private Equity Fund)

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	5,000	4,957	4,957
(Financial Services)	Preferred Stock (32,500 shares)		3,900	3,900
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	33,898	33,801	33,801
(Education Services)

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,100	18,013	18,013
(Industrial Products)

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.5%, Due 4/12)	72,400	72,029	72,029
(Business Services)	Equity Interests		2,000	2,000

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		1,137	1,136
(Private Equity)

CSAV, Inc.	Subordinated Debt (11.9%, Due 6/13)	37,500	37,500	37,500
(Business Services)

DCWV Acquisition Corporation	Senior Loan (8.8%, Due 7/12)	1,274	1,259	1,259
(Consumer Products)	Unitranche Debt (11.0%, Due 7/12)	16,788	16,690	16,690

Deluxe Entertainment Services Group, Inc.	Subordinated Debt (13.6%, Due 7/11)	30,000	30,000	30,000
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Distant Lands Trading Co.	Unitranche Debt (10.3%, Due 1/11)	$25,000	$24,873	$24,873
(Consumer Products)	Common Stock (1,500 shares)		1,500	1,079

Drilltec Patents & Technologies
Company, Inc.	Subordinated Debt (18.0%, Due 8/06)	4,119	4,119	4,119
(Energy Services)	Subordinated Debt (10.0%, Due 8/06)(6)	10,994	10,918	11,115

Driven Brands, Inc.	Senior Loan (8.9%, Due 6/11)	37,070	36,909	36,909
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,667	82,667
(Consumer Services)	Common Stock (11,675,331 shares)(11)		29,455	23,977
	Warrants		—	—

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	19,578	19,467	19,467
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	3,639	3,623	3,623

Dynamic India Fund IV(4)(5)	Equity Interests		3,850	3,850
(Private Equity Fund)

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		5,649	858
(Private Equity Fund)

Elexis Beta GmbH(4)	Options		426	50
(Industrial Products)

Event Rentals, Inc. (Consumer Services)	Senior Loan (10.8%, Due 11/11)	25,313	25,190	25,190

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.6%, Due 3/11)	20,000	19,926	19,926
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	320
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	13,630

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	24,394	22,857	22,857
(Energy Services)	Warrants		2,350	1,800

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	2,988	2,988	2,988
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,451	5,959
(Private Equity Fund)

Guren Capital Partners, L.P.(5)	Limited Partnership Interest		21	—
(Private Equity)

Havco Wood Products LLC	Senior Loan (11.3%, Due 8/11)	2,200	2,180	2,180
(Industrial Products)	Unitranche Debt (11.1%, Due 8/11)	21,054	19,992	19,992
	Equity Interests		1,049	2,300

Haven Eldercare of New England, LLC(10)	Subordinated Debt (12.0%, Due 8/09)(6)	3,162	3,162	3,162
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0%, Due 4/07)(6)	—	—	—
(Healthcare Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	$500	$500	$309
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,419	44,419
(Consumer Products)

Homax Holdings, Inc.	Subordinated Debt (12.0%, Due 8/11)	14,000	13,147	13,147
(Consumer Products)	Preferred Stock (89 shares)		89	64
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,054

Hot Stuff Foods, LLC	Senior Loan (8.8%, Due 2/11-2/12)	46,970	46,970	46,970
(Consumer Products)	Subordinated Debt (13.7%, Due 8/12 – 2/13)	60,374	60,107	60,107
	Subordinated Debt (16.0%, Due 2/13)(6)	13,341	13,287	6,577
	Common Stock (375,000 shares)(11)		37,500	—
	Warrants		—	—

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	30,000	29,804	29,804
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,874	21,799	21,799
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,100

Jones Stephens Corporation	Senior Loan (9.1%, Due 9/12)	2,400	2,400	2,400
(Consumer Products)

Kodiak Fund LP(5)	Equity Interests		4,875	4,875
(Private Equity Fund)

Line-X, Inc.	Senior Loan (9.1%, Due 8/11)	2,600	2,580	2,580
(Consumer Products)	Unitranche Debt (10.0% Due 8/11)	49,600	49,387	49,387
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,555
(Business Services)	Warrants		—	200

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)	33,600	33,441	33,441
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,154	8,323
	Common Stock (20,934 shares)(11)		20,942	—
	Warrants		—	—

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,600	2,845
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,455	15,180	15,180
(Energy Services)	Warrants		1,774	2,900

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	37,607	37,820	37,820
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,070	12,070

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,377	82,047	82,047
(Industrial Products)	Common Stock (559,603 shares)(11)		38,313	64,889
	Warrants		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,744	1,830
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Oahu Waste Services, Inc.	Stock Appreciation Rights		$239	$800
(Business Services)

Odyssey Investment Partners Fund III,
LP(5)	Limited Partnership Interest		1,882	1,669
(Private Equity Fund)

Opinion Research Corporation(3)	Warrants		996	2,682
(Business Services)

Palm Coast Data, LLC	Senior Loan (9.0%, Due 8/10)	$15,288	15,224	15,224
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	30,126	30,003	30,003
	Common Stock (21,743 shares)(11)		21,743	30,732
	Warrants		—	—

Passport Health
Communications, Inc.	Subordinated Debt (14.0%, Due 4/12)	10,067	10,022	10,022
(Healthcare Services)	Preferred Stock (651,381 shares)		2,000	2,000

Performant Financial Corporation	Common Stock (478,816 shares)		734	—
(Business Services)

Pro Mach, Inc.	Subordinated Debt (13.8%, Due 6/12)	14,444	14,372	14,372
(Industrial Products)	Equity Interests		1,500	2,200

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	31,000	30,716	30,716
(Business Services)	Guaranty ($1,200)

Red Hawk Industries, LLC	Unitranche Debt (11.0%, Due 4/11)	56,483	56,242	56,242
(Business Services)

S.B. Restaurant Company	Unitranche Debt (10.3%, Due 4/11)	35,501	35,101	35,101
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	1,200
	Standby Letters of Credit ($2,611)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,975	4,975
(Industrial Products)	Equity Interests		313	313

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	148

SPP Mezzanine Fund, L.P.(5)	Limited Partnership Interest		2,551	2,775
(Private Equity Fund)

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	63,000	62,698	62,698
(Business Services)

STS Operating, Inc.	Subordinated Debt (15.0%, Due 1/13)	30,158	30,017	30,017
(Industrial Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2006

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

The Step2 Company, LLC	Senior Loan (9.0%, Due 4/12)	$2,000	$1,849	$1,849
(Consumer Products)	Unitranche Debt (10.5%, Due 4/12)	68,149	67,838	67,838
	Equity Interests		2,000	2,000

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	15,000	14,430	14,430
(Business Services)	Warrants		710	3,300

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	12,882	12,826	12,826
(Consumer Products)	Equity Interests		1,190	993

TransTechnology Corporation(3)	Senior Loan (10.2%, Due 5/11)	10,000	10,000	10,000
(Industrial Products)

Universal Air Filter Company	Unitranche Debt (11.0%, Due 11/11)	19,367	19,272	19,272
(Industrial Products)

Universal Tax Systems, Inc.	Subordinated Debt (14.5%, Due 10/13)	19,432	19,368	19,368
(Business Services)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,077	4,779
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	399
(Private Equity Fund)

VICORP Restaurants, Inc.(3)	Warrants		33	—
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	516
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	40,000	39,296	39,296
(Consumer Products)	Warrants		1,219	2,900

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	2,400	2,400	2,400
(Consumer Products)

Woodstream Corporation	Subordinated Debt (13.5%, Due 11/12 – 5/13)	52,934	52,804	52,804
(Consumer Products)	Common Stock (180 shares)		673	3,885
	Warrants		—	2,815

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,067	43,855	43,855
(Business Services)	Common Stock (15,000 shares)		1,500	1,500

Other companies	Other debt investments(6)	467	467	315
	Other equity investments		8	—
	Guaranty ($118)

Total companies less than 5% owned			$2,217,811	$2,168,484

Total private finance (143 portfolio companies)			$4,095,375	$3,987,816

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			September 30, 2006

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,286	$19,481
	7.00%–8.99%	25	48,965	48,991
	9.00%–10.99%	3	21,993	21,993
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(12)		33	$95,214	$94,435

Real Estate Owned			$13,236	$15,253

Equity Interests(2) — Companies more than 25% owned (Guarantees — $6,871)			$17,004	$22,122

Total commercial real estate finance			$125,454	$131,810

Total portfolio			$4,220,829	$4,119,626

	Yield	Cost	Value

Liquidity Portfolio
U.S. Treasury bills (Due October 2006)	4.9%	$100,004	$102,163
U.S. Treasury bills (Due December 2006)	4.9%	24,996	25,398
SEI Daily Income Tr Prime Obligation Fund(13)	5.2%	34,003	34,003
Certificate of Deposit (Due December 2006)(13)	5.6%	40,000	40,000

Total liquidity portfolio		$199,003	$201,564

Other Investments in Money Market Securities(13)
Columbia Treasury Reserves Money Market Fund	5.2%	$2,809	$2,809
Columbia Money Market Reserves	5.2%	$34,583	$34,583
M & T Investment Group Commercial Paper	5.2%	$5,025	$5,029
AIM Premier Portfolio Money Market Fund	5.3%	$431	$431

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
(5) Non-registered investment company.
(12) Commercial mortgage loans totaling $20.4 million at value were on non-accrual status and therefore were considered non-income producing.
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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a subsidiary, Allied Investments L.P. (“Allied Investments”), which was licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). As of September 30, 2006, Allied Investments surrendered its SBIC license and on October 1, 2006, Allied Investments was merged into ACC. In addition, ACC has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established primarily to hold real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services as well as transaction, management, consulting and other services to the Company and its portfolio companies. AC Corp has a wholly-owned subsidiary, AC Finance LLC (“AC Finance”), that generally originates, underwrites and arranges senior loans.
      ACC and its subsidiaries, collectively, are referred to as the “Company.” The Company consolidates the results of its subsidiaries for financial reporting purposes.
      Pursuant to Article 6 of Regulation S-X, the financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements. Portfolio investments are held for purposes of deriving investment income and future capital gains.
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
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and changes in net assets and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results to be expected for the full year.

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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if the Company has doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans that are classified as Grade 4 or 5 assets under the Company’s internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
      The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

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

Fee Income
      Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). With respect to options granted prior to January 1, 2006, the Company has used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized over the related service period in the statement of operations. The effect of this adoption for the three and nine months ended September 30, 2006, was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,

	2006	2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.2	$9.9
Options granted on or after January 1, 2006	0.4	2.0

Total employee stock option expense	$3.6	$11.9

Per basic share	$0.03	$0.08
Per diluted share	$0.02	$0.08

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      In addition to the employee stock option expense, for the three and nine months ended September 30, 2006, administrative expense included zero and $0.2 million, respectively, of expense related to options granted to directors during the period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to January 1, 2006, no stock-based compensation cost was reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and nine months ended September 30, 2005.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,

	2005	2005
($ in millions, except per share amounts)
Net increase in net assets resulting from operations as reported	$113.2	$544.7
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.6)	(9.5)

Pro forma net increase in net assets resulting from operations available to common shareholders	$110.6	$535.2

Basic earnings per common share:
As reported	$0.84	$4.06
Pro forma	$0.82	$3.99
Diluted earnings per common share:
As reported	$0.82	$3.99
Pro forma	$0.80	$3.92
      The stock option expense for 2006 and the pro forma expense for 2005 shown in the tables above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.7%	4.1%	4.8%	4.1%
Expected volatility	26.8%	35.0%	29.1%	35.1%
Dividend yield	9.0%	9.0%	9.0%	9.0%
Weighted average fair value per option	$3.12	$3.96	$3.47	$3.94

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      The expected term of the options granted represents the period of time that such options are expected to be outstanding. To determine the expected term of the options, the Company used historical data to estimate option exercise time frames, including considering employee terminations. The risk free rate was based on the U.S. Treasury bond yield curve at the date of grant. Expected volatilities were determined based on the historical volatility of the Company’s common stock over a historical time period consistent with the expected term. The dividend yield was determined based on the Company’s historical dividend yield over a historical time period consistent with the expected term.
      To determine the stock options expense, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $16.2 million, $10.5 million, and $3.4 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes approximately $2.7 million, $1.7 million, and $0.9 million, respectively, related to options granted in the nine months ended September 30, 2006. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of September 30, 2006, is expected to be recognized over an estimated weighted-average period of 1.23 years.

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
      The consolidated financial statements include portfolio investments at value of $4.1 billion and $3.6 billion at September 30, 2006, and December 31, 2005, respectively. At both September 30, 2006, and December 31, 2005, 90% of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements
      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this interpretation to have a significant effect on the Company’s consolidated financial position or its results of operations.
      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a significant effect on the Company’s consolidated financial position or its results of operations.
      In September 2006, the SEC released SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. The SAB allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect the SAB to have a significant effect on the Company’s consolidated financial position or its results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio

Private Finance
      At September 30, 2006, and December 31, 2005, the private finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Loans and debt securities:
Senior loans	$386,721	$342,441	8.7%	$284,680	$239,838	9.5%
Unitranche debt(2)	748,993	745,756	11.2%	294,201	294,201	11.4%
Subordinated debt	1,882,017	1,817,022	13.7%	1,610,228	1,560,851	13.8%

Total loans and debt securities(3)	3,017,731	2,905,219	12.5%	2,189,109	2,094,890	13.0%
Equity securities	1,077,644	1,082,597		917,314	1,384,400

Total	$4,095,375	$3,987,816		$3,106,423	$3,479,290

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At September 30, 2006, and December 31, 2005, the cost and value of subordinated debt include the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests is included in interest income. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $3,051.3 million and $2,216.3 million at September 30, 2006, and December 31, 2005, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $33.6 million and $27.2 million at September 30, 2006, and December 31, 2005, respectively.
     The Company’s private finance investment activity principally involves providing financing through privately negotiated long-term debt and equity investments. The Company’s private finance debt and equity investments are generally issued by private companies and are generally illiquid and may be subject to certain restrictions on resale.
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
      At both September 30, 2006, and December 31, 2005, 87% of the private finance loans and debt securities had a fixed rate of interest and 13% had a floating rate of interest. Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR. Senior loans generally have

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Loans other than senior loans generally carry a fixed rate of interest with contractual maturities of five to ten years. Loan and debt securities generally have interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
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
      The Company’s largest investment at value at September 30, 2006, was in Business Loan Express, LLC (“BLX”). The Company’s largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (“Advantage”) and BLX. On March 29, 2006, the Company sold its majority equity interest in Advantage.
      Business Loan Express, LLC. The Company’s investment in BLX totaled $295.1 million at cost and $284.9 million at value at September 30, 2006, and $299.4 million at cost and $357.1 million at value at December 31, 2005. BLX is a small business lender that participates in the U.S. Small Business Administration’s 7(a) Guaranteed Loan Program. At September 30, 2006, and December 31, 2005, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management which will dilute the value available to the Class C equity interest holders. BLX is headquartered in New York, NY.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and nine months ended September 30, 2006 and 2005, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Interest income on subordinated debt and Class A equity interests	$4.1	$3.6	$11.9	$10.5
Dividend income on Class B equity interests	—	4.0	—	9.0
Fees and other income	2.0	2.3	6.3	7.0

Total interest and related portfolio income	$6.1	$9.9	$18.2	$26.5

      Interest income from BLX for the three and nine months ended September 30, 2006, included interest income of $2.0 million and $5.7 million, respectively, which was paid in kind. Interest income

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
from BLX for the three and nine months ended September 30, 2005, included interest income of $1.7 million and $5.1 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional Class A equity interests.
      Net change in unrealized appreciation or depreciation included a net decrease on the Company’s investment in BLX of $34.3 million and $67.9 million for the three and nine months ended September 30, 2006, respectively. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2005, included a net increase in unrealized appreciation of $14.6 million and $15.9 million, respectively, on the Company’s investment in BLX.
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
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period. At September 30, 2006, and December 31, 2005, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.

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
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these BLX credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) on this facility. The amount guaranteed by the Company at September 30, 2006, was $188.1 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under the Company’s revolving credit facility. BLX has determined it was in compliance with the terms of this facility at September 30, 2006.
      At September 30, 2006, the Company had also provided four standby letters of credit totaling $29.5 million in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, BLX paid the Company fees of $1.5 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively, and $4.6 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively.
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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain at closing on its equity investment sold of $433.1 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of the Company’s cash proceeds from the sale of the common stock were placed in escrow at closing, subject to certain holdback provisions. In the second and third quarters of 2006, the Company realized additional gains resulting from post-closing adjustments totaling $1.3 million. In addition, there is potential for the Company to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. The Company’s realized gain of $434.4 million as of September 30, 2006, subject to post-closing adjustments, excludes any earn-out amounts. In connection with the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder.
      The Company’s investment in Advantage at September 30, 2006, which was composed of subordinated debt and a minority equity interest, totaled $152.9 million at cost and $163.9 million at value. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the nine months ended September 30, 2006 and 2005, was $14.1 million and $28.2 million, respectively.
      Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage and for the three and nine months ended September 30, 2005, included an increase in unrealized appreciation of $33.6 million and $153.5 million, respectively, related to the Company’s majority equity interest investment in Advantage.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”) At September 30, 2006, and December 31, 2005, the Company owned bonds and preferred shares/income notes in collateralized loan obligations (CLOs) and a collateralized debt obligation (CDO) as follows:

	2006		2005

	Cost	Value	Cost	Value
($ in millions)
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.4	$28.5	$28.5
Callidus Debt Partners CLO Fund III, Ltd.	23.6	23.6	24.2	24.2
Callidus Debt Partners CLO Fund IV, Ltd.	13.3	13.3	—	—
Callidus MAPS CLO Fund I LLC	67.7	67.7	65.1	65.1

Total	$133.0	$133.0	$117.8	$117.8

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
      At both September 30, 2006, and December 31, 2005, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 85% of the face value of the securities issued in these CLOs and CDO. At both September 30, 2006, and December 31, 2005, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 91% of the face value of the securities issued in these CLOs.
      At September 30, 2006, and December 31, 2005, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 431 issuers and 336 issuers, respectively, and had balances as follows:

	2006	2005
($ in millions)
Bonds	$240.5	$230.7
Syndicated Loans	1,354.9	704.0
Cash(1)	77.8	238.4

Total underlying collateral assets	$1,673.2	$1,173.1

(1)	Includes undrawn liability amounts.
     At September 30, 2006, and December 31, 2005, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company.
      The initial yields on the CLO and CDO bonds, preferred shares and income notes are based on the estimated future cash flows from the underlying collateral assets expected to be paid to these CLO and CDO classes. As each CLO and CDO bond, preferred share or income note ages, the estimated future cash flows are updated based on the estimated performance of the underlying collateral assets, and the respective yield is adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events that may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.
      Loans and Debt Securities on Non-Accrual Status. At September 30, 2006, and December 31, 2005, private finance loans and debt securities at value not accruing interest were as follows:

	2006	2005
($ in thousands)
Loans and debt securities in workout status (classified as Grade 4 or 5)
Companies more than 25% owned	$52,342	$15,622
Companies 5% to 25% owned	2,658	—
Companies less than 5% owned	24,835	11,417
Loans and debt securities not in workout status
Companies more than 25% owned	35,977	58,047
Companies 5% to 25% owned	7,164	534
Companies less than 5% owned	18,286	49,458

Total	$141,262	$135,078

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at September 30, 2006, and December 31, 2005, were as follows:

	2006	2005

Industry
Business services	38%	42%
Consumer products	22	14
Financial services	12	14
Industrial products	9	10
Consumer services	7	6
Healthcare services	2	2
Retail	2	3
Energy services	2	2
Other(1)	6	7

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds, which represented 3% of the private finance portfolio at value at both September 30, 2006, and December 31, 2005. These funds invest in senior debt representing a variety of industries.

	2006	2005

Geographic Region(1)
Mid-Atlantic	31%	29%
Midwest	30	21
West	18	34
Southeast	17	12
Northeast	4	4

Total	100%	100%

(1)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance
      At September 30, 2006, and December 31, 2005, the commercial real estate finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in thousands)
Commercial mortgage loans	$95,214	$94,435	7.7%	$103,878	$102,569	7.6%
Real estate owned	13,236	15,253		14,240	13,932
Equity interests	17,004	22,122		13,577	10,564

Total	$125,454	$131,810		$131,695	$127,065

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At both September 30, 2006, and December 31, 2005, approximately 97% and 3% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At September 30, 2006, and December 31, 2005, loans with a value of $20.4 million and $20.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial real estate finance portfolio at value at September 30, 2006, and December 31, 2005, were as follows:

	2006	2005

Property Type
Hospitality	36%	37%
Housing	28	30
Office	18	11
Retail	15	16
Other	3	6

Total	100%	100%

Geographic Region
Mid-Atlantic	32%	31%
Southeast	31	25
West	16	18
Midwest	15	21
Northeast	6	5

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt
      At September 30, 2006, and December 31, 2005, the Company had the following debt:

	2006				2005

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in thousands)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,190,699	$1,190,699	6.2%		$1,164,540	$1,164,540	6.2%
Publicly issued unsecured notes payable	400,000	400,000	6.8%		—	—	—
SBA debentures	—	—	—		28,500	28,500	7.5%

Total notes payable and debentures	1,590,699	1,590,699	6.4%		1,193,040	1,193,040	6.3%
Revolving line of credit	922,500	—	—	(2)	772,500	91,750	5.6	%(2)

Total debt	$2,513,199	$1,590,699	6.6	%(3)	$1,965,540	$1,284,790	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2006. The annual interest cost for total debt includes the annual costs of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount drawn on the balance sheet date. The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.9 million and $3.3 million at September 30, 2006, and December 31, 2005, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
  Notes Payable and Debentures
      Privately Issued Unsecured Notes Payable. The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At September 30, 2006, the notes had maturities from October 2006 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
      On October 16, 2006, the Company repaid $150.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 7.2%.
      On May 1, 2006, the Company issued $50.0 million of seven-year, unsecured notes with a fixed interest rate of 6.75%. This debt matures in May 2013. The proceeds from the issuance of the notes were used in part to repay $25 million of 7.49% unsecured long-term notes that matured on May 1, 2006.
      Publicly Issued Unsecured Notes Payable. On July 25, 2006, the Company completed a public issuance of $400.0 million of five-year, unsecured notes with a fixed interest rate of 6.625%. This debt matures on July 15, 2011. The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      SBA Debentures. At December 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.4%. The debentures required semi-annual interest-only payments with all principal due upon maturity. The SBA debentures were subject to prepayment penalties if paid prior to the fifth anniversary date of the notes. During the first and third quarters of 2006, the Company repaid $12.0 million and $16.5 million, respectively, of the SBA debentures. During the first and third quarters of 2005, the Company repaid $31.0 million and $18.0 million, respectively, of the SBA debentures. At September 30, 2006, the Company had no debentures payable to the SBA.
      Scheduled Maturities. Scheduled future maturities of notes payable and debentures at September 30, 2006, were as follows:

Year	Amount Maturing

	($ in thousands)
2006	$150,000	(1)
2007	—
2008	153,000
2009	268,199
2010	408,000
Thereafter	611,500

Total	$1,590,699

(1)	The company repaid this debt in October 2006.

Revolving Line of Credit
      At December 31, 2005, the Company had an unsecured revolving line of credit with a committed amount of $772.5 million that expires on September 30, 2008. In May 2006, the Company expanded the committed amount to $922.5 million. The revolving line of credit is now fully committed. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.9 million and $3.3 million at September 30, 2006, and December 31, 2005, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.
      The average debt outstanding on the revolving line of credit was $137.3 million and $42.7 million for the nine months ended September 30, 2006 and 2005, respectively. The maximum amount borrowed under this facility and the weighted average stated interest rate for the nine months ended

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
September 30, 2006 and 2005, were $540.3 million and 6.3%, respectively, and $263.3 million and 4.4%, respectively. As of September 30, 2006, the amount available under the revolving line of credit was $877.0 million, net of amounts committed for standby letters of credit of $45.5 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the privately issued unsecured notes payable and the revolving line of credit outstanding at September 30, 2006. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2006, and December 31, 2005, the Company was in compliance with these covenants.
      The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of September 30, 2006, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of September 30, 2006, and December 31, 2005, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $201.9 million and $148.6 million, respectively, and had extended standby letters of credit aggregating $45.5 million and $37.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $247.4 million and $185.7 million at September 30, 2006, and December 31, 2005, respectively. At September 30, 2006, and December 31, 2005, $2.6 million and $2.5 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees, continued
      As of September 30, 2006, the guarantees and standby letters of credit expire as follows:

	Total	2006	2007	2008	2009	2010	After 2010
(in millions)
Guarantees	$201.9	$2.1	$0.7	$3.0	$190.6	$—	$5.5
Standby letters of credit(1)	45.5	0.1	3.9	41.5	—	—	—

Total	$247.4	$2.2	$4.6	$44.5	$190.6	$—	$5.5

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At September 30, 2006, the Company had outstanding commitments to fund investments totaling $408.6 million, including $399.5 million related to private finance investments and $9.1 million related to commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $11.1 million at September 30, 2006.
Note 6. Shareholders’ Equity
      Sales of common stock for the nine months ended September 30, 2006 and 2005, were as follows:

	2006	2005(1)
(in thousands)
Number of common shares	8,175	—

Gross proceeds	$229,804	$—
Less costs, including underwriting fees	(10,922)	—

Net proceeds	$218,882	$—

(1)	The Company did not sell any common stock during the nine months ended September 30, 2005.
     The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Centers, Inc. during the nine months ended September 30, 2005.
      The Company issued 0.5 million and 2.6 million shares of common stock upon the exercise of stock options during the nine months ended September 30, 2006 and 2005, respectively.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the nine months ended September 30, 2006 and 2005, the Company issued new shares in order to satisfy dividend reinvestment requests.
      Dividend reinvestment plan activity for the nine months ended September 30, 2006 and 2005, was as follows:

	For the Nine Months
	Ended September 30,

	2006	2005
(in thousands, except per share amounts)
Shares issued	369	268
Average price per share	$29.95	$27.82
Note 7. Earnings Per Common Share
      Earnings per common share for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005
(in thousands, except per share amounts)
Net increase in net assets resulting from operations available to common shareholders	$77,886	$113,168	$211,202	$544,674

Weighted average common shares outstanding — basic	144,163	135,322	141,002	134,110
Dilutive options outstanding	2,949	2,736	3,028	2,559

Weighted average common shares outstanding — diluted	147,112	138,058	144,030	136,669

Basic earnings per common share	$0.54	$0.84	$1.50	$4.06

Diluted earnings per common share	$0.53	$0.82	$1.47	$3.99

Note 8. Employee Compensation Plans
      The Company has a deferred compensation plan. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at September 30, 2006, and December 31, 2005, totaled $17.7 million and $16.6 million, respectively.
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
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During both the nine months ended September 30, 2006 and 2005, 0.2 million shares were purchased in the DCP II.
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
      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested by the trustee as soon as practicable in shares of the Company’s common stock.
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At September 30, 2006, and December 31, 2005, common stock held in DCP II was $26.0 million and $19.5 million, respectively, and the IPA liability was $29.2 million and $22.3 million, respectively. At September 30, 2006, and December 31, 2005, the DCP II held 0.9 million and 0.7 million shares, respectively, of the Company’s common stock.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
      The IPA expenses for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
IPA contributions	$2.1	$1.7	$6.0	$5.5
IPA mark to market expense (benefit)	1.2	(0.4)	0.6	1.5

Total IPA expense	$3.3	$1.3	$6.6	$7.0

      The Company also has an individual performance bonus (“IPB”) plan which is distributed in cash to award recipients in equal bi-weekly installments as long as the recipient remains employed by the Company. If a recipient terminated employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended September 30, 2006 and 2005, the IPB expense was $2.3 million and $1.8 million, respectively. For the nine months ended September 30, 2006 and 2005, the IPB expense was $5.9 million and $5.4 million, respectively. The IPA and IPB expenses are included in employee expenses.
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
      There are 32.2 million shares authorized under the Option Plan. At September 30, 2006, and December 31, 2005, the number of shares available to be granted under the Option Plan was 1.5 million and 3.0 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      Information with respect to options granted, exercised and forfeited under the Option Plan for the nine months ended September 30, 2006, was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate Intrinsic
		Price Per	Remaining	Value at
	Shares	Share	Term (Years)	September 30, 2006(1)
(in thousands, except per share amounts)
Options outstanding at January 1, 2006	22,259	$24.52
Granted	1,805	$29.88
Exercised	(481)	$23.07
Forfeited	(304)	$27.67

Outstanding at September 30, 2006	23,279	$24.92	6.53	$123,217

Exercisable at September 30, 2006	16,752	$23.70	5.85	$109,114

Exercisable and expected to be exercisable at September 30, 2006(2)	22,686	$24.84	6.48	$121,958

(1)	Represents the difference between the market value of the options at September 30, 2006, and the cost for the option holders to exercise the options.

(2)	The amount of options expected to be exercisable at September 30, 2006, is calculated based on an estimate of expected forfeitures.
     The fair value of the shares vested during the nine months ended September 30, 2006 and 2005, was $16.1 million and $16.2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $3.4 million and $17.1 million, respectively.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.59, $0.60 and $0.61 per common share for the first, second, and third quarters of 2006, respectively. The Company’s Board of Directors declared and the Company paid a dividend of $0.57 per common share for each of the first and second quarters of 2005 and $0.58 per common share for the third quarter of 2005. These dividends totaled $255.4 million and $231.2 million for the nine months ended September 30, 2006 and 2005, respectively. The Company declared an extra cash dividend of $0.03 per share during 2005 and this was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors also declared a dividend of $0.62 per common share for the fourth quarter of 2006.
      The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company currently estimates that its annual taxable income for 2006 will be in excess of its dividend distributions from such taxable income in 2006, and that such estimated excess taxable income will be carried over for distribution in 2007. The Company accrues an excise tax on the estimated excess taxable income earned for the respective periods. For the three and nine months ended September 30, 2006, the Company accrued an excise tax of $2.5 million and $14.1 million,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
respectively. The Company accrued an excise tax of $1.3 million and $5.3 million for the three and nine months ended September 30, 2005, respectively.
Note 11. Supplemental Disclosure of Cash Flow Information
      For the nine months ended September 30, 2006 and 2005, the Company paid $50.1 million and $44.2 million, respectively, for interest.
      Principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $0.2 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively.
      Non-cash operating activities for the nine months ended September 30, 2006, included the following:

•	a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million;

•	a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million;

•	the exchange of existing debt securities and accrued interest of S.B. Restaurant Company with a cost basis of $29.2 million for new debt securities;

•	the exchange of existing debt securities, preferred stock and common stock of Border Foods, Inc. with a cost basis of $16.6 million for new preferred and common equity securities; and

•	the exchange of existing preferred stock and common stock of Redox Brands, Inc. with a cost basis of $10.2 million for common stock in CR Brands, Inc.
      Non-cash operating activities for the nine months ended September 30, 2005, included the following:

•	the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests;

•	the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million;

•	the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (GAC) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC. During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information, continued
      For the nine months ended September 30, 2006 and 2005, the Company’s non-cash financing activities included $11.1 million and $7.5 million, respectively, related to the issuance of common stock in lieu of cash distributions. In addition, the non-cash financing activities for the nine months ended September 30, 2005, also included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc.
Note 12. Hedging Activities
      The Company has invested in commercial mortgage loans that were purchased at prices that were based in part on comparable Treasury rates. The Company has entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of these commercial mortgage loans. These transactions, referred to as short sales, involve the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of September 30, 2006, and December 31, 2005, consisted of the following:

($ in thousands)
Description of Issue	2006	2005

5-year Treasury securities, due April 2010	$17,733	$17,666
      As of September 30, 2006, and December 31, 2005, the total obligations to replenish borrowed Treasury securities had decreased since the related original sale dates due to changes in the yield on the borrowed Treasury securities, resulting in unrealized appreciation on the obligations of $0.5 million and $0.4 million, respectively.
      At both September 30, 2006, and December 31, 2005, the net proceeds related to the sales of the borrowed Treasury securities were $17.9 million and under the terms of the transactions, the Company had received cash payments of $0.2 million for the difference between the net proceeds related to the sales of the borrowed Treasury securities and the obligations to replenish the securities.
      The Company has deposited the proceeds related to the sales of the borrowed Treasury securities and the additional cash collateral, if any, with Wachovia Capital Markets, LLC under repurchase agreements. The repurchase agreements are collateralized by U.S. Treasury securities and are settled weekly. As of September 30, 2006, the repurchase agreements were due on October 4, 2006, and had an interest rate of 4.9%. The interest rate on the repurchase agreements as of December 31, 2005, was 3.3%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Financial Highlights

	At and for the		At and for the
	Nine Months Ended		Year Ended
	September 30,		December 31,

	2006(1)	2005	2005

Per Common Share Data
Net asset value, beginning of period	$19.17	$14.87	$14.87

Net investment income(2)	0.97	0.73	1.00
Net realized gains(2)(3)	3.77	2.11	1.99

Net investment income plus net realized gains(2)	4.74	2.84	2.99
Net change in unrealized appreciation or depreciation (2)(3)	(3.27)	1.15	3.37

Net increase in net assets resulting from operations (2)	1.47	3.99	6.36

Net decrease in net assets from shareholder distributions	(1.80)	(1.72)	(2.33)
Net increase in net assets from capital share transactions(2)	0.54	0.23	0.27

Net asset value, end of period	$19.38	$17.37	$19.17

Market value, end of period	$30.21	$28.63	$29.37
Total return(4)	9.2%	17.9%	23.5%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,823,881	$2,366,986	$2,620,546
Common shares outstanding at end of period	145,722	136,289	136,697
Diluted weighted average common shares outstanding	144,030	136,669	137,274
Employee, employee stock option and administrative expenses/average net assets	3.99%	5.14%	6.58%
Total operating expenses/average net assets	6.65%	7.77%	9.99%
Net investment income/average net assets	5.16%	4.63%	6.08%
Net increase in net assets resulting from operations/ average net assets	7.78%	25.15%	38.68%
Portfolio turnover rate	23.61%	40.89%	47.72%
Average debt outstanding	$1,433,452	$1,058,420	$1,087,118
Average debt per share(2)	$9.95	$7.74	$7.92

(1)	The results for the nine months ended September 30, 2006, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
Note 14. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC is conducting an informal investigation of the Company. On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to the Company at this time, the inquiries appear to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Litigation, continued
primarily pertain to matters related to portfolio valuation and the Company’s portfolio company, Business Loan Express, LLC. To date, the Company has produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and a director and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and, in some cases, the U.S. Attorney’s Office. The Company is voluntarily cooperating with these investigations.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2006, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and the consolidated statement of changes in net assets and cash flows and the financial highlights (included in Note 13) for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of December 31, 2005, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights, for the year then ended; and in our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet including the consolidated statement of investments as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Washington, D.C.
November 7, 2006

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	September 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Senior Loan(5)			$—	$—	$—	$—
(Telecommunications)	Subordinated Debt(5)			—	—	—	—
	Common Stock			—	—	—	—

Advantage Sales &	Subordinated Debt	$1,712		59,787	213	(60,000)	—
Marketing, Inc.(7)	Subordinated Debt	5,555		124,000	374	(124,374)	—
(Business Services)	Common Stock			476,578	—	(476,578)	—

Alaris Consulting, LLC	Senior Loan(5)	(48)		—	48	(48)	—
(Business Services)	Equity Interests			—	—	—	—

American Healthcare	Senior Loan(5)		$1	4,097	502	(4,599)	—
Services, Inc. and Affiliates
(Healthcare Services)

Avborne, Inc.	Preferred Stock			892	5	—	897
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Border Foods, Inc.	Preferred Stock			—	—	—	—
(Consumer Products)	Common Stock			—	—	—	—

Business Loan Express, LLC	Subordinated Debt	38		10,000	15,000	(25,000)	—
(Financial Services)	Class A Equity
	Interests	11,890		60,693	5,686	—	66,379
	Class B Equity Interests			146,910	—	(32,348)	114,562
	Class C Equity Interests			139,521	—	(35,582)	103,939

Calder Capital Partners, LLC	Senior Loan(5)			—	500	—	500
(Financial Services)	Equity Interests			—	1,901	—	1,901

Callidus Capital Corporation	Senior Loan	441		600	8,705	(9,305)	—
(Financial Services)	Subordinated Debt	713		4,832	681	—	5,513
	Common Stock			7,968	9,697	—	17,665

Coverall North America, Inc.	Unitranche Debt	797		—	36,324	—	36,324
(Business Services)	Subordinated Debt	164		—	5,971	—	5,971
	Common Stock			—	17,489	(110)	17,379
	Warrants			—	—	—	—

CR Brands, Inc.	Senior Loan	1,109		—	37,219	(37,219)	—
(Consumer Products)	Subordinated Debt	4,013		—	39,054	—	39,054
	Common Stock			—	33,321	(747)	32,574

Diversified Group	Preferred Stock	33		728	14	—	742
Administrators, Inc.	Preferred Stock			841	—	—	841
(Business Services)	Common Stock	68		502	—	(452)	50

Financial Pacific Company	Subordinated Debt	9,287		69,904	1,091	—	70,995
(Financial Services)	Preferred Stock			13,116	2,067	—	15,183
	Common Stock			44,180	14,003	—	58,183

ForeSite Towers, LLC	Equity Interests	244		9,750	4,528	—	14,278
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt(5)			11,198	138	(2,198)	9,138
	Preferred Equity
	Interest			4,303	—	(4,303)	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(13)		4,161	396	(4,557)	—
(Business Services)	Common Stock			—	220	(220)	—

Healthy Pet Corp.	Senior Loan	1,203		4,086	15,752	(1,200)	18,638
(Consumer Services)	Subordinated Debt	4,899		38,535	5,003	(186)	43,352
	Common Stock			25,766	4,500	(1,538)	28,728

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	September 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

HMT, Inc.	Preferred Stock			$2,637	$—	$—	$2,637
(Energy Services)	Common Stock			5,343	3,321	—	8,664
	Warrants			2,057	1,279	—	3,336

Impact Innovations Group, LLC	Equity Interests in			742	130	—	872
(Business Services)	Affiliate

Insight Pharmaceuticals	Subordinated Debt	$7,248		58,298	1,157	—	59,455
Corporation	Preferred Stock			26,791	1,559	—	28,350
(Consumer Products)	Common Stock			236	—	(28)	208

Jakel, Inc.	Subordinated Debt(5)			—	11,493	—	11,493
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Senior Loan (5)			5,029	1,487	—	6,516
(Financial Services)	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	18	(18)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	32		621	44	—	665
(Business Services)	Equity Interest			2,226	—	(487)	1,739

Mercury Air Centers, Inc.	Senior Loan	1,231		31,720	4,000	(35,720)	—
(Business Services)	Subordinated Debt	6,041		46,519	5,183	(3,000)	48,702
	Common Stock			88,898	64,127	—	153,025

MVL Group, Inc.	Senior Loan	2,688		27,218	147	(973)	26,392
(Business Services)	Subordinated Debt	3,735		32,417	1,749	—	34,166
	Common Stock			3,211	—	(2,454)	757

Penn Detroit Diesel Allison, LLC	Subordinated Debt	986		—	37,798	—	37,798
(Business Services)	Equity Interests			—	21,128	—	21,128

Pennsylvania Avenue	Equity Interests			1,864	1,193	(3,057)	—
Investors, L.P.
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan	2,394		23,792	9,875	(8,472)	25,195
(Consumer Products)	Subordinated Debt(5)			7,364	—	(7,364)	—
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Preferred Stock	363		12,097	1,708	(13,805)	—
(Consumer Products)	Warrants			500	84	(584)	—

Service Champ, Inc.	Subordinated Debt	3,235		26,906	532	—	27,438
(Business Services)	Common Stock			13,319	69	—	13,388

Staffing Partners Holding	Subordinated Debt(5)		$355	6,343	—	(6,343)	—
Company, Inc.	Preferred Stock			1,812	—	(1,812)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Startec Global Communications
Corporation	Senior Loan	1,717		21,685	3,540	(5,656)	19,569
(Telecommunications)	Common Stock			—	11,535	—	11,535

STS Operating, Inc.	Subordinated Debt	328		6,593	123	(6,716)	—
(Industrial Products)	Common Stock			64,963	—	(64,963)	—
	Options			560	—	(560)	—

Sweet Traditions, LLC	Senior Loan	641		—	35,940	—	35,940
(Consumer Products)	Equity Interests			—	450	—	450

Triview Investments, Inc.	Senior Loan	945		7,449	6,859	—	14,308
(Broadcasting & Cable/	Subordinated Debt	3,688		30,845	9,241	—	40,086
Consumer Products)	Subordinated Debt(5)			19,520	—	—	19,520
	Common Stock			29,171	10,319	(9,688)	29,802

Total companies more than 25% owned		$77,377		$1,887,651			$1,401,877

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	September 30, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies 5% to 25% Owned

Advantage Sales &	Subordinated Debt	$9,379		$—	$150,850	$—	$150,850
Marketing, Inc.(7)	Equity Interests			—	15,000	(2,000)	13,000
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	2,016		—	6,400	(5,798)	602
(Healthcare Services)	Subordinated Debt	2,145		42,267	35,218	(42,627)	34,858
	Equity Interests	1,694		4,025	2,343	(1,468)	4,900

Alpine ESP Holdings, Inc.	Preferred Stock			—	622	—	622
(Business Services)	Common Stock			—	14	—	14

Amerex Group, LLC	Subordinated Debt	412		—	8,400	—	8,400
(Consumer Products)	Equity Interests			—	8,084	(37)	8,047

Aspen Pet Products, Inc.	Subordinated Debt	1,130		19,959	399	(20,358)	—
(Consumer Products)	Preferred Stock	29		1,638	516	(2,154)	—
	Common Stock			17	123	(140)	—
	Warrants			—	—	—	—

BB&T Capital
Partners/Windsor	Equity Interests			—	5,867	—	5,867
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	2,643		23,543	462	—	24,005
(Industrial Products)	Common Stock			2,200	1,000	—	3,200

BI Incorporated	Senior Loan	125		—	15,000	(15,000)	—
(Business Services)	Subordinated Debt	2,435		—	30,015	—	30,015
	Common Stock			—	4,100	—	4,100

CitiPostal, Inc. and Affiliates	Senior Loan	491		—	20,685	—	20,685
(Business Services)	Common Stock			—	4,447	—	4,447

Creative Group, Inc.	Subordinated Debt	104		—	13,627	—	13,627
(Business Services)	Common Stock			—	1,387	—	1,387

The Debt Exchange Inc.	Preferred Stock			3,219	—	(3,219)	—
(Business Services)

MedBridge Healthcare, LLC	Senior Loan(5)			7,093	71	—	7,164
(Healthcare Services)	Subordinated Debt(5)			534	380	(471)	443
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	501	(501)	—

Nexcel Synthetics, LLC	Subordinated Debt	1,195		10,588	290	—	10,878
(Consumer Products)	Equity Interests			1,367	499	—	1,866

Pres Air Trol LLC	Unitranche Debt(5)		$261	5,820	10	(3,615)	2,215
(Industrial Products)	Equity Interests			318	5	(323)	—

Progressive International
Corporation	Subordinated Debt	912		7,376	118	—	7,494
(Consumer Products)	Preferred Stock			884	118	—	1,002
	Common Stock			13	1,187	—	1,200
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	36		—	1,230	—	1,230
(Healthcare Services)	Unitranche Debt	579		—	19,904	—	19,904
	Equity Interests			—	1,500	—	1,500

SGT India Private Limited	Common Stock			—	3,944	—	3,944
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	1,480		13,447	2,094	—	15,541
(Healthcare Services)	Equity Interests			2,308	137	—	2,445

Universal Environmental
Services, LLC	Unitranche Debt	1,241		10,862	98	—	10,960
(Business Services)	Equity Interests			1,328	13	(298)	1,043

Total companies 5% to 25% owned		$28,046		$158,806			$417,455

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of September 30, 2006.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at September 30, 2006, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	Included in the companies more than 25% owned category while the Company held a majority equity interest. On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company’s investment in Advantage after the sale transaction is included in the companies 5% to 25% owned category. See Note 3 to the consolidated financial statements for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      Our portfolio composition at September 30, 2006 and 2005, and at December 31, 2005, was as follows:

	September 30,
			December 31,
	2006	2005	2005

Private finance	97%	96%	96%
Commercial real estate finance	3%	4%	4%
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
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the		At and for the		At and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,

	2006	2005	2006	2005	2005
($ in millions)
Portfolio at value	$4,119.6	$3,223.8	$4,119.6	$3,223.8	$3,606.4
Investments funded(1)	$629.5	$673.4	$1,880.8	$1,328.2	$1,675.8
Change in accrued or reinvested interest and dividends(2)	$7.2	$5.5	$(1.8)	$1.9	$6.6
Principal collections related to investment repayments or sales	$116.3	$151.0	$885.9	$1,241.8	$1,503.4
Yield on interest-bearing investments(3)	12.3%	12.6%	12.3%	12.6%	12.8%

(1)	Investments funded for the nine months ended September 30, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below. Investments funded also include investments acquired through the issuance of our common stock as consideration totaling zero and $7.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $7.2 million for the year ended December 31, 2005.

(2)	Includes changes in accrued or reinvested interest of $1.3 million and $3.0 million for the three and nine months ended September 30, 2006, respectively, related to our investments in money market securities.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and nine months ended September 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the				At and for the				At and for the
	Three Months Ended				Nine Months Ended				Year Ended
	September 30,				September 30,				December 31,

	2006		2005		2006		2005		2005

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$342.4	8.7%	$255.9	8.6%	$342.4	8.7%	$255.9	8.6%	$239.8	9.5%
Unitranche debt	745.8	11.2%	197.2	11.8%	745.8	11.2%	197.2	11.8%	294.2	11.4%
Subordinated debt	1,817.0	13.7%	1,586.5	13.8%	1,817.0	13.7%	1,586.5	13.8%	1,560.9	13.8%

Total loans and debt securities	$2,905.2	12.5%	$2,039.6	13.0%	$2,905.2	12.5%	$2,039.6	13.0%	$2,094.9	13.0%
Equity securities	1,082.6		1,041.4		1,082.6		1,041.4		1,384.4

Total portfolio	$3,987.8		$3,081.0		$3,987.8		$3,081.0		$3,479.3

Investments funded(1)	$629.2		$665.7		$1,866.6		$1,131.9		$1,462.3
Change in accrued or reinvested interest and dividends	$5.8		$5.9		$(5.4)		$20.4		$24.6
Principal collections related to investment repayments or sales	$115.6		$146.5		$868.0		$476.5		$703.9

(1)	Investments funded for the nine months ended September 30, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
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

      Investments Funded. Investments funded and the weighted average yield on investments funded for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005, consisted of the following:

	For the Nine Months Ended September 30, 2006

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(4)	$202.4	9.4%	$167.3	8.8%	$369.7	9.1%
Unitranche debt(2)	348.7	10.6%	146.5	12.9%	495.2	11.3%
Subordinated debt(3)	508.0	13.1%	250.8	13.9%	758.8	13.3%

Total loans and debt securities	1,059.1	11.5%	564.6	12.1%	1,623.7	11.8%
Equity	62.9		180.0		242.9

Total	$1,122.0		$744.6		$1,866.6

	For the Nine Months Ended September 30, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$50.7	10.6%	$186.8	6.0%	$237.5	7.0%
Unitranche debt(2)	154.9	10.5%	—	—	154.9	10.5%
Subordinated debt	239.0	12.6%	313.9	12.6%	552.9	12.6%

Total loans and debt securities	444.6	11.7%	500.7	10.2%	945.3	10.9%
Equity	23.9		162.7		186.6

Total	$468.5		$663.4		$1,131.9

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities, divided by (b) total loans and debt securities funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments for the nine months ended September 30, 2006, included a $150 million, 12.0% subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million, 15.0% subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. See discussion below.

(4)	Senior loans funded for the nine months ended September 30, 2006, included $192.2 million that was repaid during the nine months ended September 30, 2006.

	For the Year Ended December 31, 2005

	Debt Investments		Buyout Investments		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans(3)	$76.8	10.0%	$250.2	6.4%	$327.0	7.2%
Unitranche debt(2)	259.5	10.5%	—	—	259.5	10.5%
Subordinated debt	296.9	12.3%	330.9	12.5%	627.8	12.4%

Total loans and debt securities	633.2	11.3%	581.1	9.9%	1,214.3	10.6%
Equity	82.5		165.5		248.0

Total	$715.7		$746.6		$1,462.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities, divided by (b) total loans and debt securities funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Buyout senior loans funded included $174.9 million that was repaid during 2005 and $14.1 million that was repaid during the nine months ended September 30, 2006.
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
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market is strong, which has resulted in an increase in private finance investment opportunities, as well as increased repayments. We continue to have an active pipeline of new investments under consideration. We believe that merger and acquisition activity for middle market companies will remain strong for the remainder of 2006 and into 2007.
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
      Yield. The weighted average yield on private finance loans and debt securities was 12.5% at September 30, 2006, as compared to 13.0% at both September 30, 2005 and December 31, 2005. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period, depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status” below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. The yield on the private finance portfolio has declined partly due to our strategy to pursue investments where our position in the portfolio company capital structure is more senior, such as senior debt and unitranche investments. These investments typically have lower yields than subordinated debt investments.

      Outstanding Investment Commitments. At September 30, 2006, we had outstanding private finance investment commitments as follows:

	Companies	Companies	Companies
	More Than	5% to 25%	Less Than
	25% Owned(1)	Owned	5% Owned	Total
($ in millions)
Senior loans	$19.6	$12.6	$93.3	$125.5	(2)
Unitranche debt	—	—	85.8	85.8
Subordinated debt	36.6	3.1	6.8	46.5

Total loans and debt securities	56.2	15.7	185.9	257.8
Equity securities	86.7	11.7	43.3	141.7	(3)

Total	$142.9	$27.4	$229.2	$399.5

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments as follows:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Subordinated debt to support warehouse facilities & warehousing activities(*)	$36.0	$—	$36.0
Revolving line of credit for working capital	4.0	—	4.0
Purchase of preferred equity in future CLO transactions	77.0	—	77.0

Total	$117.0	$—	$117.0

(*)	Callidus has a secured warehouse credit facility with a third party for up to $240 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate our $36 million subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

(2)	Includes $114.3 million in the form of revolving senior debt facilities to 22 companies.

(3)	Includes $55.0 million to 16 private equity and venture capital funds, including $5.9 million in co-investment commitments to Pine Creek Equity Partners, LLC.
     In addition to these outstanding investment commitments at September 30, 2006, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $240.5 million. See “Financial Condition, Liquidity and Capital Resources.”
      Our largest investment at value at September 30, 2006, was in Business Loan Express, LLC (BLX) and our largest investments at value at December 31, 2005, were in Advantage Sales & Marketing, Inc. (Advantage) and BLX.
      Business Loan Express, LLC.     At September 30, 2006, our investment in BLX totaled $295.1 million at cost and $284.9 million at value, or 6.2% of our total assets, which included unrealized depreciation of $10.2 million. We acquired BLX in 2000.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the nine months ended September 30, 2006 and 2005, was as follows:

	2006	2005
($ in millions)
Interest income	$11.9	$10.5
Dividend income	—	9.0
Fees and other income	6.3	7.0

Total interest and related portfolio income	$18.2	$26.5

      Interest income from BLX for the nine months ended September 30, 2006 and 2005, included interest income of $5.7 million and $5.1 million, respectively, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional Class A equity interests. Accrued interest and dividends receivable at September 30, 2006, included accrued interest due from BLX totaling $1.2 million, of which $0.7 million was paid in cash in October 2006.
      Net change in unrealized appreciation or depreciation included a net decrease on our investment in BLX of $67.9 million for the nine months ended September 30, 2006, and a net increase on our investment in BLX of $15.9 million for the nine months ended September 30, 2005. See “Results of Operations” for a discussion of the net change in unrealized appreciation or depreciation related to this investment.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). BLX is a preferred lender, as designated by the SBA, and originates, sells, and services small business loans. In addition, BLX originates conventional small business loans and small investment real estate loans. BLX has offices across the United States and is headquartered in New York, New York. Changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.
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
      On March 17, 2006, BLX closed on a new three-year $500.0 million revolving credit facility that matures in March 2009, which replaced the existing facility. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This new facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At September 30, 2006, the principal amount outstanding on the revolving credit facility was $319.9 million and letters of credit issued under the facility were $55.9 million. The total obligation guaranteed by us at September 30, 2006, was $188.1 million. This guaranty can be called by the lenders only in the event of a default under the BLX credit facility, which includes certain defaults under our revolving credit facility. BLX has determined it was in compliance with the terms of this facility at September 30, 2006.
      At September 30, 2006, we had also provided four standby letters of credit totaling $29.5 million in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, BLX paid us fees of $4.6 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively, which were included in fees and other income above.

      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain at closing on our equity investment sold of $433.1 million, subject to post-closing adjustments. As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. Approximately $34 million of our cash proceeds from the sale of the common stock were placed in escrow at closing, subject to certain holdback provisions. In the second and third quarters of 2006, we realized additional gains resulting from post-closing adjustments totaling $1.3 million. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our realized gain of $434.4 million as of September 30, 2006, subject to post-closing adjustments, excludes any earn-out amounts. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold will allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note is collected. In connection with the transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million, which included a prepayment premium of $5.0 million, for the nine months ended September 30, 2006, and $28.2 million for the nine months ended September 30, 2005. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction.
      Our investment in Advantage at September 30, 2006, which was composed of subordinated debt and a minority equity interest, totaled $152.9 million at cost and $163.9 million at value, which included unrealized appreciation of $11.0 million. Subsequent to the completion of the sale transaction, our interest income from our subordinated debt investment in Advantage for the three and nine months ended September 30, 2006, was $4.6 million and $9.4 million, respectively.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2006 and 2005, and at and for the year ended December 31, 2005, were as follows:

	At and for the				At and for the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,				At and for
									the Year Ended
									December 31,
	2006		2005		2006		2005		2005

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Commercial mortgage loans	$94.4	7.7%	$121.2	6.6%	$94.4	7.7%	$121.2	6.6%	$102.6	7.6%
Real estate owned	15.3		15.1		15.3		15.1		13.9
Equity interests	22.1		6.5		22.1		6.5		10.6

Total portfolio	$131.8		$142.8		$131.8		$142.8		$127.1

Investments funded	$0.3		$7.7		$14.2		$196.3		$213.5
Change in accrued or reinvested interest	$0.1		$(0.4)		$0.6		$(18.5)		$(18.0)
Principal collections related to investment repayments or sales (2)	$0.7		$4.5		$17.9		$765.3		$799.5

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.
(2)	Principal collections related to investment repayments or sales for the year ended December 31, 2005, included $718.1 million related to the sale of our CMBS and CDO portfolio in May 2005.
     Our commercial real estate investments funded for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005, were as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Nine Months Ended September 30, 2006
Commercial mortgage loans	$7.7	$—	$7.7
Equity interests	6.5	—	6.5

Total	$14.2	$—	$14.2

For the Nine Months Ended September 30, 2005
CMBS bonds (4 new issuances)(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	73.5	(0.9)	72.6
Equity interests	2.7	—	2.7

Total	$287.7	$(91.4)	$196.3

For the Year Ended December 31, 2005
CMBS bonds (4 new issuances)(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	88.5	(0.8)	87.7
Equity interests	4.8	—	4.8

Total	$304.8	$(91.3)	$213.5

(1)	The CMBS bonds invested in during 2005 were sold on May 3, 2005.
     At September 30, 2006, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $9.1 million and commitments in the form of standby letters of credit and guarantees related to equity interests of $6.9 million.
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
      The total obligations to replenish borrowed Treasury securities, including accrued interest payable on the obligations, were $17.7 million at both September 30, 2006, and December 31, 2005. The net proceeds related to the sales of the borrowed Treasury securities plus or minus the additional cash collateral provided or received under the terms of the transactions were $17.7 million at both September 30, 2006, and December 31, 2005. The amount of the hedge will vary from period to period depending upon the amount of commercial mortgage loans that we own and have hedged as of the balance sheet date.
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

      At September 30, 2006, and December 31, 2005, our portfolio was graded as follows:

	2006		2005

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,082.1	26.3%	$1,643.0	45.6%
2	2,767.1	67.2	1,730.8	48.0
3	153.4	3.7	149.1	4.1
4	57.9	1.4	26.5	0.7
5	59.1	1.4	57.0	1.6

	$4,119.6	100.0%	$3,606.4	100.0%

      The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.
      Total Grade 4 and 5 portfolio assets were $117.0 million and $83.5 million, respectively, or were 2.8% and 2.3%, respectively, of the total portfolio at value at September 30, 2006, and December 31, 2005. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of investments will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number and amount of investments included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with portfolio companies in order to recover the maximum amount of our investment.
      Loans and Debt Securities on Non-Accrual Status. At September 30, 2006, and December 31, 2005, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2006	2005
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$52.3	$15.6
Companies 5% to 25% owned	2.7	—
Companies less than 5% owned	24.8	11.4
Commercial real estate finance	6.7	12.9
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	36.0	58.0
Companies 5% to 25% owned	7.2	0.5
Companies less than 5% owned	18.3	49.5
Commercial real estate finance	13.7	7.9

Total	$161.7	$155.8

Percentage of total portfolio	3.9%	4.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

     Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at September 30, 2006, and December 31, 2005, were as follows:

	2006	2005

($ in millions)
Private finance	$41.2	$74.6
Commercial mortgage loans	3.7	6.1

Total	$44.9	$80.7

Percentage of total portfolio	1.1%	2.2%
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
      As a result of these and other factors, the amount of the portfolio that is greater than 90 days delinquent or on non-accrual status may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $44.9 million and $60.7 million at September 30, 2006, and December 31, 2005, respectively.
PORTFOLIO RETURNS
      Since our merger on December 31, 1997, through September 30, 2006, our combined aggregate cash flow Internal Rate of Return (IRR) has been approximately 22% for private finance and CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $3.8 billion. The weighted average holding period of these investments was 35 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 21% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 48 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.
OTHER ASSETS AND OTHER LIABILITIES
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At September 30, 2006, and December 31, 2005, other assets totaled $119.5 million and $87.9 million, respectively. The increase since year end was primarily the result of amounts received in connection with the sales of Advantage and STS Operating, Inc., that are being held in escrow. See “— Results of Operations” below.
      Accounts payable and other liabilities is primarily composed of the liabilities related to the deferred compensation trust and accrued interest, bonus and taxes, including excise tax. At September 30, 2006, and December 31, 2005, accounts payable and other liabilities totaled $133.1 million and $102.9 million, respectively. The increase since year end was primarily the result of an increase in accrued interest payable by $22.2 million. Accrued interest fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt. Interest on our debt is primarily due on a semi-annual basis, which results in fluctuations of the quarter-end liability.

RESULTS OF OPERATIONS
Comparison of Three and Nine Months Ended September 30, 2006 and 2005
      The following table summarizes the Company’s operating results for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
				Percentage				Percentage
	2006	2005	Change	Change	2006	2005	Change	Change
($ in thousands, except per share amounts)
	(unaudited)				(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$98,668	$76,353	$22,315	29%	$282,982	$232,628	$50,354	22%
Fees and other income	14,715	18,504	(3,789)	(20)%	51,868	43,355	8,513	20%

Total interest and related portfolio income	113,383	94,857	18,526	20%	334,850	275,983	58,867	21%

Expenses
Interest	26,109	17,929	8,180	46%	72,455	57,483	14,972	26%
Employee	25,228	13,969	11,259	81%	67,054	52,302	14,752	28%
Employee stock options	3,649	—	3,649	100%	11,852	—	11,852	100%
Administrative	8,153	14,936	(6,783)	(45)%	29,348	58,563	(29,215)	(50)%

Total operating expenses	63,139	46,834	16,305	35%	180,709	168,348	12,361	7%

Net investment income before income taxes	50,244	48,023	2,221	5%	154,141	107,635	46,506	43%
Income tax expense (benefit), including excise tax	1,586	1,889	(303)	(16)%	13,988	7,482	6,506	87%

Net investment income	48,658	46,134	2,524	5%	140,153	100,153	40,000	40%

Net Realized and Unrealized Gains (Losses)
Net realized gains	9,916	70,714	(60,798)	*	542,991	288,495	254,496	*
Net change in unrealized appreciation or depreciation	19,312	(3,680)	22,992	*	(471,942)	156,026	(627,968)	*

Total net gains	29,228	67,034	(37,806)	*	71,049	444,521	(373,472)	*

Net income	$77,886	$113,168	$(35,282)	(31)%	$211,202	$544,674	$(333,472)	(61)%

Diluted earnings per common share	$0.53	$0.82	$(0.29)	(35)%	$1.47	$3.99	$(2.52)	(63)%

Weighted average common shares outstanding — diluted	147,112	138,058	9,054	7%	144,030	136,669	7,361	5%

*	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income, loan prepayment premiums, and fees and other income.
      Interest and Dividends. Interest and dividend income for the three and nine months ended September 30, 2006 and 2005, was composed of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Interest
Private finance loans and debt securities	$90.9	$67.4	$262.1	$177.2
CMBS and CDO portfolio	—	—	—	29.4
Commercial mortgage loans	1.7	1.7	6.5	5.2
Cash and cash equivalents, U.S. Treasury bills and other	5.0	2.0	10.9	6.1

Total interest	97.6	71.1	279.5	217.9
Dividends	1.1	5.3	3.5	14.7

Total interest and dividends	$98.7	$76.4	$283.0	$232.6

      Our interest income from our private finance loans and debt securities has increased period over period as a result of the growth in this portfolio as shown below.
      There was no interest income from the CMBS and real estate-related CDO portfolio in 2006 as we sold this portfolio on May 3, 2005. The CMBS and CDO portfolio sold had a cost basis of $718.1 million and a weighted average yield on the cost basis of the portfolio of approximately 13.8%. We generally reinvested the principal proceeds from the CMBS and CDO portfolio into our private finance portfolio.
      The level of portfolio-related interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at September 30, 2006 and 2005, were as follows:

	2006		2005

	Value	Yield(1)	Value	Yield(1)
($ in millions)
Private finance loans and debt securities	$2,905.2	12.5%	$2,039.6	13.0%
Commercial mortgage loans	94.4	7.7%	121.2	6.6%

Total	$2,999.6	12.3%	$2,160.8	12.6%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     The private finance portfolio yield at September 30, 2006, of 12.5% as compared to the private finance portfolio yield of 13.0% at September 30, 2005, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the three and nine months ended September 30, 2006, did not include any dividends from BLX. Dividend income for the three and nine months ended September 30, 2005, included $4.0 million and $9.0 million, respectively, of dividends from BLX on the Class B equity interests held by us, which were paid in cash. See the discussion of BLX above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Fees and Other Income. Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies, commitments, guarantees, and other services and loan prepayment premiums. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.
      Fees and other income for the three and nine months ended September 30, 2006 and 2005, included fees and other income relating to the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Structuring and diligence	$9.3	$10.2	$28.4	$19.1
Management, consulting and other services provided to portfolio companies	2.6	4.0	9.1	10.8
Commitment, guaranty, transaction and other fees from portfolio companies	2.1	1.7	6.7	6.5
Loan prepayment premiums	0.7	2.1	7.7	4.6
Other income	—	0.5	—	2.4

Total fees and other income	$14.7	$18.5	$51.9	$43.4

      Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees for the nine months ended September 30, 2006 and 2005, included structuring fees from both companies more than 25% owned and 5% to 25% owned totaling $10.1 million and $6.8 million, respectively. Structuring and diligence fees from companies 5% to 25% owned for the nine months ended September 30, 2006, included a structuring fee from Advantage Sales and Marketing totaling $2.3 million. Structuring and diligence fees may vary substantially from period to period based on the level of new investment originations and the market rates for these types of fees. Private finance investments funded were $1.9 billion for the nine months ended September 30, 2006, as compared to $1.1 billion for the nine months ended September 30, 2005.
      Management fees for the nine months ended September 30, 2006, included $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “—Portfolio and Investment Activity” above for further discussion. Management fees for the three and nine months ended September 30, 2005, included $1.8 million and $4.9 million, respectively, in management fees from Advantage.
      Fees and other income related to the CMBS and CDO portfolio for the nine months ended September 30, 2005, were $4.1 million. As noted above, we sold our CMBS and CDO portfolio on May 3, 2005.

      Loan prepayment premiums for the nine months ended September 30, 2006, included $5.0 million related to the repayment of our subordinated debt in connection with the sale of our majority equity interest in Advantage on March 29, 2006. See “—Portfolio and Investment Activity” above for further discussion. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      BLX and Advantage. BLX was our largest investment at value at September 30, 2006, and represented 6.2% of our total assets. Advantage and BLX were our largest investments at September 30, 2005, and together represented 22.9% of our total assets.
      Total interest and related portfolio income from these investments for the three and nine months ended September 30, 2006 and 2005, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
BLX	$6.1	$9.9	$18.2	$26.5
Advantage(1)	$—	$9.6	$14.1	$28.2

(1)	Includes income from the period we held a majority equity interest only. See “—Portfolio and Investment Activity” above for further discussion.
     See “— Portfolio and Investment Activity” above for further detail on BLX and Advantage.
      Operating Expenses. Operating expenses include interest, employee, employee stock options, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the three and nine months ended September 30, 2006 and 2005, were primarily attributable to changes in the level of our borrowings under various notes payable and debentures and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and nine months ended September 30, 2006 and 2005, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Total outstanding debt	$1,590.7	$968.3	$1,590.7	$968.3
Average outstanding debt	$1,507.5	$980.8	$1,433.5	$1,058.4
Weighted average cost(1)	6.6%	6.8%	6.6%	6.8%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. See “Financial Condition, Liquidity and Capital Resources” below.

      Interest expense also included interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.2 million for both the three months ended September 30, 2006 and 2005, and $0.5 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.
      Employee Expense. Employee expenses for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Salaries and employee benefits	$19.6	$11.0	$54.6	$34.5
Transition compensation, net	—	(0.1)	—	5.4
Individual performance award (IPA)	2.1	1.7	6.0	5.5
IPA mark to market expense (benefit)	1.2	(0.4)	0.6	1.5
Individual performance bonus (IPB)	2.3	1.8	5.9	5.4

Total employee expense	$25.2	$14.0	$67.1	$52.3

Number of employees at end of period	168	127	168	127
      The change in salaries and employee benefits reflects the effect of an increase in the number of employees, compensation increases and the change in mix of employees given their area of responsibility and relevant experience level. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits include accrued bonuses of $10.7 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively, and $27.6 million and $10.8 million for the nine months ended September 30, 2006 and 2005, respectively.
      At September 30, 2006, and December 31, 2005, the total accrued bonus was $27.6 million and $26.9 million, respectively, and was included in Accounts Payable and Other Liabilities on the accompanying Balance Sheet.
      Transition compensation costs were $6.5 million for the nine months ended September 30, 2005, including $3.4 million of costs under retention agreements and $3.1 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Transition compensation expenses were reduced by $1.1 million for salary reimbursements from CWCapital under the transition services agreement, resulting in net expense related to the sale of the CMBS and CDO portfolio of $5.4 million. See the caption “— Portfolio and Investment Activity — Commercial Real Estate Finance” for additional information.
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
      Unlike the accounting treatment typically associated with a stock option exercise, the OCP would be recorded as an expense for financial reporting purposes, and the expense may be significant. Based on the 13 million vested options outstanding and the market price of $30.50 of our stock on March 10, 2006, the date used for disclosure in our 2006 proxy, the expense related to the OCP would be approximately $106 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As of September 30, 2006, there were 17 million vested options outstanding, which were all in-the-money. Using the market price of $30.21 of our stock on September 30, 2006, the expense related to the OCP would be approximately $109 million if all option holders chose to cancel all vested in-the-money options in exchange for the OCP. For income tax purposes, our tax expense resulting from the OCP would be similar to the tax expense that would result from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market would be limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. With respect to options granted prior to January 1, 2006, we have used the “modified prospective method” for adoption of the Statement. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006. With respect to options granted on or after January 1, 2006, compensation cost is recognized in the statement of operations over the service period. The effect of this adoption for the three and nine months ended September 30, 2006, was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,

	2006	2006
($ in millions)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.2	$9.9
Options granted on or after January 1, 2006	0.4	2.0

Total employee stock option expense	$3.6	$11.9

      In addition to the employee stock option expense, for the three and nine months ended September 30, 2006, administrative expense included zero and $0.2 million of expense related to options granted to directors during the period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      We estimate that the employee-related stock option expense under the Statement that will be recorded in our statement of operations will be approximately $16.2 million, $10.5 million, and $3.4 million for the years ended December 31, 2006, 2007, and 2008, respectively, which includes approximately $2.7 million, $1.7 million, and $0.9 million, respectively, related to options granted in the nine months ended September 30, 2006. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock options expense, and various other expenses. Administrative expenses for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three		For the Nine
	Months Ending		Months Ending
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Administrative expenses	$7.6	$8.0	$25.3	$25.9
Investigation related costs	0.6	6.9	4.0	32.7

Total administrative expenses	$8.2	$14.9	$29.3	$58.6

      Investigation related costs include costs associated with requests for information in connection with two government investigations. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1 of Part II.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three and nine months ended September 30, 2006 and 2005, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Income tax expense (benefit), net	$(0.6)	$0.6	$0.2	$2.2
Excise tax expense(1)	2.2	1.3	13.8	5.3

Income tax expense (benefit), including excise tax	$1.6	$1.9	$14.0	$7.5

(1)	Includes an accrual for the 2006 estimated excise tax of $2.5 million and $14.1 million for the three and nine months ended September 30, 2006, respectively, net of the reversal of over accrued excise taxes related to 2005 of $0.3 million for both the three and nine months ended September 30, 2006.
     Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, our estimated annual taxable income for 2006 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2006, and such estimated excess taxable income will be distributed in 2007. Therefore, we will be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. Accordingly, we have accrued an estimated excise tax of $2.5 million and $14.1 million for the three and nine months ended September 30, 2006, respectively, based upon our estimated excess taxable income earned for the 2006 period. See “Financial Condition, Liquidity and Capital Resources.” While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains. At September 30, 2006, and December 31, 2005, excise tax payable was $14.1 million and $6.2 million, respectively, which was included in accounts payable and other liabilities on the accompanying Balance Sheet.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
($ in millions)
Realized gains	$12.6	$79.8	$550.1	$339.2
Realized losses	(2.7)	(9.1)	(7.1)	(50.7)

Net realized gains	$9.9	$70.7	$543.0	$288.5

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and nine months ended September 30, 2006 and 2005, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

($ in millions)	2006	2005	2006	2005

Reversal of previously recorded unrealized appreciation associated with realized gains	$(10.2)	$(80.5)	$(499.4)	$(107.0)
Reversal of previously recorded unrealized depreciation associated with realized losses	2.2	7.4	5.4	49.3

Total reversal	$(8.0)	$(73.1)	$(494.0)	$(57.7)

      Realized gains for the three months ended September 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Oriental Trading Company, Inc.	$8.9
Component Hardware Group, Inc.	2.8
Advantage Sales & Marketing, Inc.	0.7
Other	0.2

Total private finance	12.6

Total gross realized gains	$12.6

2005

Portfolio Company	Amount

Private Finance:
Housecall Medical Resources, Inc.	$52.0
Fairchild Industrial Products Company	16.2
Apogen Technologies, Inc.	9.0
Other	0.8

Total private finance	78.0

Commercial Real Estate:
Other	1.8

Total commercial real estate	1.8

Total gross realized gains	$79.8

      Realized losses for the three months ended September 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Cooper Natural Resources, Inc.	$2.2
Other	0.5

Total private finance	2.7

Total gross realized losses	$2.7

2005

Portfolio Company	Amount

Private Finance:
HealthASPex, Inc.	$3.5
MortgageRamp, Inc.	3.5
Other	2.1

Total private finance	9.1

Total gross realized losses	$9.1

      Realized gains for the nine months ended September 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$434.4
STS Operating, Inc.	94.8
Oriental Trading Company, Inc.	8.9
United Site Services, Inc.	3.3
Component Hardware Group, Inc.	2.8
Nobel Learning Communities, Inc.	1.5
MHF Logisitical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.5

Total private finance	549.5

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total gross realized gains	$550.1

2005

Portfolio Company	Amount

Private Finance:
Housecall Medical Resources, Inc.	$52.0
Fairchild Industrial Products Company	16.2
Apogen Technologies, Inc.	9.0
Polaris Pool Systems, Inc.	7.4
MasterPlan, Inc.	3.7
U.S. Security Holdings, Inc.	3.3
Ginsey Industries, Inc.	2.8
E-Talk Corporation	1.6
Professional Paint, Inc.	1.0
Oriental Trading Company, Inc.	1.0
Other	4.2

Total private finance	102.2

Commercial Real Estate:
CMBS/CDO assets, net(1)	227.7
Other	9.3

Total commercial real estate	237.0

Total gross realized gains	$339.2

(1)	Net of net realized losses from related hedges of $0.7 million for the nine months ended September 30, 2005.
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

      Realized losses for the nine months ended September 30, 2006 and 2005, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Cooper Natural Resources, Inc.	$2.2
Aspen Pet Products, Inc.	1.6
Nobel Learning Communities, Inc.	1.4
Other	1.0

Total private finance	6.2

Commercial Real Estate:
Other	0.9

Total commercial real estate	0.9

Total gross realized losses	$7.1

2005

Portfolio Company	Amount

Private Finance:
Norstan Apparel Shops, Inc.	$18.5
E-Talk Corporation	9.0
Garden Ridge Corporation	7.1
MortgageRamp, Inc.	3.5
HealthASPex, Inc.	3.5
Other	3.5

Total private finance	45.1

Commercial Real Estate:
Other	5.6

Total commercial real estate	5.6

Total gross realized losses	$50.7

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2006, portfolio investments recorded at fair value were approximately 90% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values. We derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.
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
      For 2006 and 2005, we received third-party valuation assistance from Duff & Phelps, LLC and Houlihan Lokey Howard and Zukin for our private finance portfolio as follows:

	2006				2005

	Q1	Q2	Q3		Q1	Q2	Q3

Number of private finance portfolio companies reviewed	78	78	105		36	72	89
Percentage of private finance portfolio reviewed at value	87.0%	89.6%	86.5	% (1)	74.5%	83.0%	89.3%

(1)	Of the remaining 13.5% of the private finance portfolio at value at September 30, 2006, 10.9% represented deals closed during the quarter ended September 30, 2006.
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
      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2006 and 2005, consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006(1)	2005(1)	2006(1)	2005(1)
($ in millions)
Net unrealized appreciation or depreciation	$27.3	$69.4	$22.1	$213.7
Reversal of previously recorded unrealized appreciation associated with realized gains	(10.2)	(80.5)	(499.4)	(107.0)
Reversal of previously recorded unrealized depreciation associated with realized losses	2.2	7.4	5.4	49.3

Net change in unrealized appreciation or depreciation	$19.3	$(3.7)	$(471.9)	$156.0

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

     At September 30, 2006, our largest investment was in BLX. Our investment in BLX totaled $295.1 million at cost and $284.9 at value at September 30, 2006, and $299.4 million at cost and $357.1 million at value at December 31, 2005.
      The following is a summary of the methodology that we used to determine the fair value of this investment.
      Business Loan Express, LLC. To determine the value of our investment in BLX at September 30, 2006, we continued to perform four separate valuation analyses to determine a range of values: (1) analysis of comparable public company trading multiples, (2) analysis of BLX’s value assuming an initial public offering, (3) analysis of merger and acquisition transactions for financial services companies, and (4) a discounted dividend analysis. In addition, for the quarter ended September 30, 2006, we performed a fifth analysis whereby the value of BLX was determined by adding BLX’s net asset value (adjusted for certain discounts) to the value of BLX’s business operations, which was determined by using a discounted cash flow model. We received valuation assistance from Duff & Phelps for our investment in BLX at September 30, 2006, and December 31, 2005.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at September 30, 2006, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at June 30, 2006, and December 31, 2005.
      Our investment in BLX at September 30, 2006, was valued at $284.9 million. This fair value was within the range of values determined by the five valuation analyses. Unrealized depreciation on our investment was $10.2 million at September 30, 2006. Net change in unrealized appreciation or depreciation included a net decrease on our investment in BLX of $34.3 million and $67.9 million for the three and nine months ended September 30, 2006, respectively. The decrease resulted from a reduction in enterprise value at September 30, 2006, of approximately 7% as compared to the enterprise value at December 31, 2005.
      Furthermore, in determining the fair value of our investment in BLX at September 30, 2006, we considered the following items. First, the bank lending environment for small business loans remains very competitive and, as a result, BLX continues to experience significant loan prepayments in its securitized portfolio. This has also had an effect on BLX’s ability to grow its new loan origination volume. Second, the Office of the Inspector General of the SBA and the Department of Justice have been conducting investigations into the lending activities of BLX and its Detroit office. These investigations are ongoing.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 147.1 million and 138.1 million for the three months ended September 30, 2006 and 2005, respectively, and were 144.0 million and 136.7 million for the nine months ended September 30, 2006 and 2005, respectively.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Dividends and Distributions
      Dividends to common shareholders for the nine months ended September 30, 2006 and 2005, were $255.4 million and $231.2 million, respectively, or $1.80 per common share for the nine months ended September 30, 2006 and $1.72 per common share for the nine months ended September 30, 2005. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.
      The Board of Directors has declared a dividend of $0.62 per common share for the fourth quarter of 2006.
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
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess taxable income will be available for distribution in the next year as permitted under the Internal Revenue Code of 1986. Excess taxable income carried over and paid out in the next year is generally subject to a 4% excise tax. See “Other Matters — Regulated Investment Company Status” above. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend. The taxable income carried over from 2005 for distribution to shareholders in 2006 was $156.5 million.
      We currently expect that our estimated annual taxable income for 2006 will be in excess of our estimated dividend distributions to shareholders in 2006 from such taxable income, and, therefore, we expect to carry over excess taxable income for distribution to shareholders in 2007. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2006 over the amount of actual distributions from such taxable income in 2006. Accordingly, for the nine months ended September 30, 2006, we have accrued an excise tax of $14.1 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2006 may be adjusted as appropriate in the remainder of 2006 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2006 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2006 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      In addition to excess taxable income available to be carried over from the current tax year for distribution in the following tax year, we currently estimate that we have cumulative deferred taxable income related to installment sale gains of $39.6 million as of December 31, 2005, and approximately $170 million for the nine months ended September 30, 2006, for a total of approximately $210 million as of September 30, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The installment sale gains for 2006 are estimates and will not be finally determined until we file our 2006 tax return in September 2007. See “Other Matters — Regulated Investment Company Status” above. To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the nine months ended September 30, 2006 and 2005, was $0.7 million and $0.4 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations.
      Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.

Liquidity and Capital Resources
      At September 30, 2006, and December 31, 2005, our liquidity portfolio (see below), cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2006	2005

Liquidity portfolio (including money market and other securities: 2006-$74.0; 2005-$100.0)	$201.6	$200.3
Cash and investments in money market and other securities (including money market and other securities: 2006-$42.9; 2005-$22.0)	$46.0	$53.3
Total assets	$4,565.5	$4,025.9
Total debt outstanding	$1,590.7	$1,284.8
Total shareholders’ equity	$2,823.9	$2,620.5
Debt to equity ratio(1)	0.56	0.49
Asset coverage ratio(2)	278%	309%

(1)	The debt to equity ratio adjusted for the liquidity portfolio is 0.49 and 0.41 at September 30, 2006, and December 31, 2005, which is calculated as (a) total debt less the value of the liquidity portfolio divided by (b) total shareholders’ equity.

(2)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     We have a liquidity portfolio that is composed of U.S. Treasury bills, money market securities and a certificate of deposit. At September 30, 2006, and December 31, 2005, the value and yield of the securities in the liquidity portfolio were as follows:

	2006		2005

($ in millions)	Value	Yield	Value	Yield

U.S. Treasury bills(1)	$127.6	4.9%	$100.3	4.3%
Money market securities	34.0	5.2%	100.0	4.1%
Certificate of Deposit(1)	40.0	5.6%	—	—

Total	$201.6	5.1%	$200.3	4.2%

(1)	The Treasury bills and certificate of deposit mature in 2006.
     The liquidity portfolio was established to provide a pool of liquid assets within our balance sheet. Our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. Our portfolio’s liquidity was reduced when we sold our portfolio of CMBS assets in May 2005, particularly BB rated bonds, which were generally more liquid than assets in our private finance portfolio. We assess the amount held in and the composition of the liquidity portfolio throughout the year.
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
      During the nine months ended September 30, 2006, we sold new equity of $218.9 million in public offerings. We did not sell new equity in a public offering during the nine months ended September 30, 2005, or for the year ended December 31, 2005. In addition, shareholders’ equity increased by $23.2 million, $66.6 million and $77.5 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the nine months ended September 30, 2006 and 2005, and the year ended December 31, 2005, respectively.
      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $877.0 million on September 30, 2006. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At September 30, 2006, we had outstanding debt as follows:

			Annual
	Facility	Amount	Interest
	Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,190.7	$1,190.7	6.2%
Publicly issued unsecured notes payable	400.0	400.0	6.8%
SBA debentures(2)	—	—	—

Total notes payable and debentures	1,590.7	1,590.7	6.4%
Revolving line of credit	922.5	—	—	(3)

Total debt	$2,513.2	$1,590.7	6.6%	(4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The SBA debentures were repaid in full during the third quarter of 2006.

(3)	There were no amounts drawn on the revolving line of credit at September 30, 2006. The annual interest cost for total debt includes the annual costs of commitment fees, other facility fees and the amortization of debt financing costs on the revolving line of credit regardless of the amount drawn on the balance sheet date. The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.9 million at September 30, 2006.

(4)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and the amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.
     Privately Issued Unsecured Notes Payable. We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2006 and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
      On October 16, 2006, we repaid $150.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 7.2%. We used cash generated from operations and borrowings on our revolving line of credit to repay this debt.
      On May 1, 2006, we issued $50.0 million of unsecured long-term debt with a fixed interest rate of 6.75%. This debt matures in May 2013. The proceeds of this issuance were used to repay $25 million of 7.49% unsecured long-term debt that matured on May 1, 2006, and the remainder was used to fund new portfolio investments and for general corporate purposes.
      Publicly Issued Unsecured Notes Payable. On July 25, 2006, we completed a public issuance of $400.0 million of five-year, unsecured notes with a fixed interest rate of 6.625%. This debt matures on July 15, 2011. The notes require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.

      Small Business Administration Debentures. Through our small business investment company subsidiary, we had debentures payable to the Small Business Administration (SBA) with contractual maturities of ten years. The notes required payment of interest only semi-annually, and all principal was due upon maturity. For the nine months ended September 30, 2006 and 2005, we repaid $28.5 million and $49.0 million, respectively, of this outstanding debt. At September 30, 2006, we had no outstanding borrowings from the SBA. As of September 30, 2006, Allied Investments L.P., our Small Business Investment Company (SBIC) subsidiary, surrendered its SBIC license and on October 1, 2006, Allied Investments L.P. was merged into its parent, Allied Capital Corporation.
      Revolving Line of Credit. At December 31, 2005, we had an unsecured revolving line of credit with a committed amount of $772.5 million that expires on September 30, 2008. In May 2006, we expanded the committed amount to $922.5 million. The revolving line of credit is now fully committed. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount. The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At September 30, 2006, there were no outstanding borrowings on our unsecured revolving line of credit. The amount available under the line at September 30, 2006, was $877.0 million, net of amounts committed for standby letters of credit of $45.5 million. Net repayments under the revolving line of credit for the nine months ended September 30, 2006, were $91.8 million.
      We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at September 30, 2006. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities also limit our ability to declare dividends if we default under certain provisions. As of September 30, 2006, we were in compliance with these covenants.
      We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At September 30, 2006, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2006.

		Payments Due By Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Notes payable and debentures:
Unsecured notes payable(2)	$1,590.7	$150.0	$—	$153.0	$268.2	$408.0	$611.5
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	25.6	1.1	4.4	4.5	4.6	4.4	6.6

Total contractual obligations	$1,616.3	$151.1	$4.4	$157.5	$272.8	$412.4	$618.1

(1)	At September 30, 2006, $877.0 million remained unused and available, net of amounts committed for standby letters of credit of $45.5 million issued under the credit facility.
(2)	The unsecured notes payable of $150.0 million maturing in 2006 were repaid on October 16, 2006.
Off-Balance Sheet Arrangements
      The following table shows our contractual commitments that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2006.

		Amount of Commitment Expiration Per Year

							After
	Total	2006	2007	2008	2009	2010	2010
($ in millions)
Guarantees	$201.9	$2.1	$0.7	$3.0	$190.6	$—	$5.5
Standby letters of credit(1)	45.5	0.1	3.9	41.5	—	—	—

Total commitments	$247.4	$2.2	$4.6	$44.5	$190.6	$—	$5.5

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.
     In addition, we had outstanding commitments to fund investments totaling $408.6 million at September 30, 2006. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
      See “— Results of Operations — Change in Unrealized Appreciation or Depreciation” above.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
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

      Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”). CDO and CLO bonds and preferred shares/ income notes (“CDO/CLO Assets”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO/CLO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. We determine the fair value of our CDO/CLO Assets on an individual security-by-security basis.
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
      Fee Income. Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered.

Federal and State Income Taxes and Excise Tax
      We intend to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). We and any of our subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of our annual taxable income to shareholders; therefore, we have made no provision for income taxes for these entities. Income taxes for AC Corp are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      If we do not distribute at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      On June 23, 2004, we were notified by the SEC that they are conducting an informal investigation of us. On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation. Based on the information available to us at this time, the inquiries appear to primarily pertain to matters related to portfolio valuation and our portfolio company, Business Loan Express, LLC. To date, we have produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and a director and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and, in some cases, the U.S. Attorney’s Office. We are voluntarily cooperating with these investigations.
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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2006, portfolio investments recorded at fair value were 90% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At September 30, 2006, our largest investment at value was in Business Loan Express, LLC (BLX), which represented 6.2% of our total assets and 5.4% of our total interest and related portfolio income for the nine months ended September 30, 2006. BLX is a lender under the Small Business Administration (SBA) 7(a) Guaranteed Loan Program and, as a result, is subject to certain risks associated with changes in government funding, ongoing audits, inspections and investigations, and changes in SBA regulations.
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
      At September 30, 2006, we had $1.6 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.6%. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.3% as of September 30, 2006.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2006, our asset coverage for senior indebtedness was 278%.
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
      Assuming that the balance sheet as of September 30, 2006, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
      Changes in the law or regulations that govern us could have a material impact on us or our operations. We are regulated by the SEC. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, and real estate investment trusts may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended September 30, 2006, we issued a total of 125,988 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.9 million.
Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended September 30, 2006, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
7/1/2006 to 7/31/2006	84	$28.99
8/1/2006 to 8/31/2006	—	$—
9/1/2006 to 9/30/2006	—	$—
2005 DCP II(2)
7/1/2006 to 7/31/2006	16,454	$28.99
8/1/2006 to 8/31/2006	—	$—
9/1/2006 to 9/30/2006	68,075	$30.82

Total	84,613	$30.46

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is administered through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market. In addition, cash dividends received on the Allied Capital shares held in the trust are used by the trustee to purchase shares of our common stock in the open market.
Item 3.  Defaults Upon Senior Securities
      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      None.
Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3		Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4		Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5		Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6		Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7		Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Form N-2/A (File No. 333-133755) filed on July 25, 2006).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).

Exhibit
Number		Description

10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.13		Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit f.10 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-67336) filed on November 14, 2001).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Post-Effective Amendment No. 3 to registration statement on Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description

10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.23	Recission of Retention Agreement, dated October 27, 2005, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s current report on Form 8-K filed on November 1, 2005).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.36	Amendment, dated as of April 30, 2003, to Note Agreement, dated as of October 15, 2001. (Incorporated by reference to Exhibit 10.36 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2003).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15 .*	Letter regarding Unaudited Interim Financial Information

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 8, 2006	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

15	.*	Letter regarding Unaudited Interim Financial Information
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Filed herewith.