Form 10-K
period 2006-12-31
ALLIED CAPITAL CORP
filed 2007-03-01
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Registrant’s Telephone Number, Including Area Code: (202) 721-6100
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
YES ☒  NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $3.7 billion based upon the last sale price for the registrant’s common stock on that date. As of February 27, 2007, there were 148,658,636 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, are incorporated by reference into Part III of this Report.

PART I
Item 1.     Business.
General
      We are a business development company, or BDC, in the private equity business and we are internally managed. Specifically, we provide long-term debt and equity capital to primarily private middle market companies in a variety of industries. We believe the private equity capital markets are important to the growth of small and middle market companies because such companies often have difficulty accessing the public debt and equity capital markets. We believe that we are well positioned to be a source of capital for such companies. We provide our investors the opportunity to participate in the U.S. private equity industry through an investment in our publicly traded stock.
      We have participated in the private equity business since we were founded in 1958. Since then through December 31, 2006, we have invested more than $11 billion in thousands of companies nationwide. We primarily invest in the American entrepreneurial economy, helping to build middle market businesses and support American jobs. We generally invest in established companies with adequate cash flow for debt service and well positioned for growth. We are not venture capitalists, and we generally do not provide seed, or early stage, capital. At December 31, 2006, our private finance portfolio included investments in 145 companies that generate aggregate annual revenues of over $13 billion and employ more than 90,000 people.
      Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we primarily invest in debt and equity securities of private companies in a variety of industries. However, from time to time, we may invest in companies that are public but lack access to additional public capital.
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
      Our investment activity is primarily focused on making long-term investments in the debt and equity of primarily private middle market companies. These investments are generally long-term in nature and privately negotiated, and no readily available market exists for them. This makes our investments highly illiquid and, as a result, we cannot readily trade them. When we make an investment, we enter into a long-term arrangement where our ultimate exit from that investment may be three to ten years in the future.
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
      We have focused on investments in the debt and equity of primarily private middle market companies because they can be structured to provide recurring cash flow to us as the investor. In addition to earning interest income, we may earn income from management, consulting, diligence, structuring or other fees. We may also enhance our total return with capital gains realized from investments in equity instruments or from equity features, such as nominal cost warrants. For the years 1998 through 2006, we have realized

$1.1 billion in cumulative net realized gains from our investment portfolio. Net realized gains for this period as a percentage of total assets are shown in the chart below.
      One measure of the performance of a private equity investor is the internal rate of return generated by the investor’s portfolio. Since our merger on December 31, 1997, through December 31, 2006, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 22% for private finance and CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $3.9 billion. The weighted average holding period of these investments was 36 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 21% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 48 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.
      We believe our business model is well suited for long-term illiquid investing. Our balance sheet is capitalized with significant equity capital and we use only a modest level of debt capital, which allows us the ability to be patient and to manage through difficult market conditions with less risk of liquidity issues. Under the Investment Company Act of 1940 (the 1940 Act), we are restricted to a debt to equity ratio of approximately one-to-one. Thus, our capital structure, which includes a modest level of long-term leverage, is well suited for long-term illiquid investments.
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
      We are internally managed, led by an experienced management team with our senior officers and managing directors possessing, on average, 21 years of experience. At December 31, 2006, we had 170 employees focused on transaction sourcing, origination and execution, portfolio monitoring, accounting, valuation and other operational and administrative activities. We are headquartered in Washington, DC, with offices in New York, NY, Chicago, IL, and Los Angeles, CA and have a centralized approval process.
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
      When assessing a prospective private finance investment, we generally look for companies in less cyclical industries in the middle market (i.e., generally $50 million to $500 million in revenues) with certain target characteristics, which may or may not be present in the companies in which we invest. Our target investments generally are in companies with the following characteristics:

•	Management team with meaningful equity ownership

•	Dominant or defensible market position

•	High return on invested capital

•	Stable operating margins

•	Ability to generate free cash flow

•	Well-constructed balance sheet
      We generally invest in companies in the following industries:

• Business Services	• Industrial Products
• Consumer Products	• Consumer Services
• Financial Services
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Our strategy is to manage risk in these investments through the structure and terms of our debt and equity investments. It is our preference to structure our investments with a focus on current recurring interest and other income, which may include management, consulting or other fees. We generally target debt investments of $10 million to $150 million and buyout investments of up to $300 million of invested capital.
      Debt investments may include senior loans, unitranche debt (a single debt investment that is a blend of senior and subordinated debt terms), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as mezzanine debt. We may make equity investments for a minority equity stake in portfolio companies or may receive equity features, such as nominal cost warrants, in conjunction with our debt investments. We generally target a minimum weighted average portfolio yield of 10% on the debt investments in our private finance portfolio.
      Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to us monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and may require payments of both principal and interest throughout the life of the loan. However, unitranche instruments generally allow for principal to be repaid at a slower rate than would generally be allowed under a more traditional senior loan/

subordinated debt structure. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to us quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to us quarterly.
      We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans originated and underwritten by us may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, or funds managed by Callidus. After completion of the sale process, we may or may not retain a position in these senior loans. We may also invest in the bonds or preferred shares/income notes of collateralized loan obligations (CLOs) or collateralized debt obligations (CDOs), where the underlying collateral pool consists of senior loans. Certain of the CLOs and CDOs in which we invest may be managed by Callidus Capital Management, a subsidiary of Callidus.
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
      The structure of each debt and equity security is specifically negotiated to enable us to protect our investment, with a focus on preservation of capital, and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our senior loans and unitranche debt are generally secured, however in a liquidation scenario, the collateral, if any, may not be sufficient to support our outstanding investment. Our junior or mezzanine loans are generally unsecured. Our investments may be subject to certain restrictions on resale and generally have no established trading market.
      At December 31, 2006, 72.8% of the private finance portfolio at value consisted of loans and debt securities and 27.2% consisted of equity securities (equity securities included 27.6% in investment cost basis and 0.4% in net unrealized depreciation). At December 31, 2006, 86% of our private finance loans and debt securities carried a fixed rate of interest and 14% carried a floating rate of interest. The mix of fixed and variable rate loans and debt securities in the portfolio may vary depending on the level of floating rate senior loans or unitranche debt in the portfolio at a given time. The weighted average yield on our private finance loans and debt securities was 11.9% at December 31, 2006.
      At December 31, 2006, 34.0% of the private finance investments at value were in companies more than 25% owned, 10.3% were in companies 5% to 25% owned, and 55.7% were in companies less than 5% owned.

      Our ten largest investments at value at December 31, 2006, were as follows:

		At December 31, 2006
($ in millions)
			Unrealized
Portfolio			Appreciation		Percentage of
Company	Company Information	Cost	(Depreciation)	Value	Total Assets

Mercury Air Centers, Inc. (1)	Owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community.	$84.3	$159.9	$244.2	5.0%

Business Loan Express, LLC(1)	Originates, sells, and services primarily real estate secured loans, generally for businesses with financing needs of up to $5.0 million. Provides primarily real estate secured conventional small business loans, SBA 7(a) loans, and small investment real estate loans.	$295.3	$(84.6)	$210.7	4.3%

EarthColor, Inc.	Commercial printer focused on providing a one-stop printing solution of electronic pre-press, printing and finishing primarily for promotional products such as direct mail pieces, brochures, product information and free standing inserts.	$195.0	$—	$195.0	4.0%

Norwesco, Inc.	Designs, manufactures and markets a broad assortment of polyethylene tanks primarily to the agricultural and septic tank markets.	$120.5	$45.0	$165.5	3.4%

Advantage Sales & Marketing, Inc.(2)	Sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry.	$151.6	$11.0	$162.6	3.3%

BenefitMall, Inc.	Insurance general agency providing brokers with products, tools, and services that make selling employee benefits to small businesses more efficient.	$155.2	$(2.0)	$153.2	3.1%

Financial Pacific Company	Specialized commercial finance company that leases business-essential equipment to small businesses nationwide.	$96.5	$56.0	$152.5	3.1%

Driven Brands, Inc.	Business format franchisor in the car care sector of the automotive aftermarket industry and in the general car care services with approximately 1,100 locations worldwide operating primarily under the Meineke Car Care Centers ® and Econo Lube N’ Tune® brands.	$149.1	$(9.8)	$139.3	2.9%

Huddle House, Inc.	Franchisor of value-priced, full service family dining restaurants primarily in the Southeast.	$119.8	$—	$119.8	2.5%

Hot Stuff Foods, LLC(3)	Provider of foodservice programs predominately to convenience stores. Manufactures and distributes branded food products for on-site preparation and sale through in-store Hot Stuff branded kitchens and “grab and go” service points.	$185.6	$(68.4)	$117.2	2.4%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	On March 29, 2006, we sold our majority equity interest in Advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	In the first quarter of 2007, we exercised our option to acquire a majority of the voting securities of Hot Stuff Foods, LLC at fair market value.

     We monitor the portfolio to maintain diversity within the industries in which we invest. We may or may not concentrate in any industry or group of industries in the future. The industry composition of the private finance portfolio at value at December 31, 2006 and 2005, was as follows:

	2006	2005

Industry
Business services	39%	42%
Consumer products	20	14
Financial services	9	14
Industrial products	9	10
Consumer services	6	6
Retail	6	3
Healthcare services	3	2
Energy services	2	2
Other(1)	6	7

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds, which represented 3% of the private finance portfolio at value at both December 31, 2006 and 2005. These funds invest in senior debt representing a variety of industries.
     Commercial Real Estate Finance Portfolio. Since 1998, our commercial real estate investments were generally in the non-investment grade tranches of commercial mortgage-backed securities, also known as CMBS, and in the bonds and preferred shares of collateralized debt obligations, also known as CDOs. On May 3, 2005, we completed the sale of our portfolio of CMBS and CDO investments to affiliates of Caisse de dépôt et placement du Québec (the Caisse). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement, under which we have agreed not to primarily invest in CMBS and real estate related CDOs and refrain from certain other real estate related investing or servicing activities for a period of three years, or through May 2008, subject to certain limitations and excluding our existing portfolio and related activities.
      At December 31, 2006, our commercial real estate finance portfolio consisted of commercial mortgage loans, real estate owned and equity interests, which totaled $118.2 million at value.
Business Processes
      Business Development and New Deal Origination. Over the years, we believe we have developed and maintained a strong industry reputation and an extensive network of relationships. We have a team of business development professionals dedicated to sourcing deals through our relationships with numerous private equity investors, investment banks, business brokers, merger and acquisition advisors, financial services companies, banks, law firms and accountants through whom we source investment opportunities. Through these relationships, we believe we have been able to strengthen our position as a private equity investor. We are well known in the private equity industry, and we believe that our experience and reputation provide a competitive advantage in originating new investments.
      We believe that our debt portfolio relationships and sponsor relationships are a significant source for buyout investments. We generally source our buyout transactions in ways other than going to broad auctions, which include capitalizing on existing relationships with companies and sponsors to participate in proprietary buyout opportunities. We work closely with these companies and sponsors while we are debt investors so that we may be positioned to partner with them on buyout opportunities in a subsequent transaction.

      From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets. We may pay referral fees to those who refer transactions to us that we consummate.
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
      Our investments are tailored to the facts and circumstances of each deal. The specific structure is designed to protect our rights and manage our risk in the transaction. We generally structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, or other protective provisions. In addition, each debt investment is individually priced to achieve a return that reflects our rights and priorities in the portfolio company’s capital structure, the structure of the debt instrument, and our perceived risk of the investment. Our loans and debt securities have an annual stated interest rate; however, that interest rate is only one factor in pricing the investment. The annual stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity or upon prepayment. In addition to the interest earned on loans and debt securities, our debt investments may include equity features, such as nominal cost warrants or options to buy a minority interest in the portfolio company. In a buyout transaction where our equity investment represents a significant portion of the equity, our equity ownership may or may not represent a controlling interest. If we invest in non-voting equity in a buyout, we generally have an option to acquire a controlling stake in the voting securities of the portfolio company at fair market value.
      We have a centralized, credit-based approval process. The key steps in our investment process are:

•	Initial investment screening;

•	Initial investment committee approval;

•	Due diligence, structuring and negotiation;

•	Internal review of diligence results, including peer review;

•	Final investment committee approval;

•	Approval by the Executive Committee of the Board of Directors (for all debt investments that represent a commitment equal to or greater than $20 million and every buyout transaction); and

•	Funding of the investment (due diligence must be completed with final investment committee approval and Executive Committee approval, as needed, before funds are disbursed).
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
      Our portfolio management committee is responsible for review and oversight of the investment portfolio, including reviewing the performance of selected portfolio companies, overseeing portfolio companies in workout status, reviewing and approving certain modifications or amendments to or certain additional investments in existing investments, reviewing and approving certain portfolio exits, reviewing and approving certain actions by portfolio companies whose voting securities are more than 50% owned by us, reviewing significant investment-related litigation matters where we are a named party, and reviewing and approving proxy votes with respect to our portfolio investments. Our portfolio management committee is chaired by our Chief Executive Officer and includes our Chief Operating Officer, Chief Financial Officer, Chief Valuation Officer (non-voting member), our private finance counsel, and certain of our Managing Directors. From time to time we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and the portfolio management committee gauges our progress against the strategy.
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
Portfolio Grading
      We employ a grading system for our entire portfolio. Grade 1 is for those investments from which a capital gain is expected. Grade 2 is for investments performing in accordance with plan. Grade 3 is for investments that require closer monitoring; however, no loss of investment return or principal is expected. Grade 4 is for investments that are in workout and for which some loss of current investment return is expected, but no loss of principal is expected. Grade 5 is for investments that are in workout and for which some loss of principal is expected. At December 31, 2006, Grade 1, 2, and 3 investments totaled $4,287.7 million, and Grade 4 and 5 investments totaled $208.4 million.
Portfolio Valuation
      We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values. However, we must derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from the portfolio companies, and may represent unaudited, projected or pro forma financial information. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.
      In determining a multiple to use for valuation purposes, we generally look to private merger and acquisition statistics, the entry multiple for the transaction, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.
      If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than our cost basis if the amount that would be repaid on the loan or debt security upon the sale or liquidation of the portfolio company is greater than our cost basis. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.
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
      Valuation Process. The portfolio valuation process is managed by our Chief Valuation Officer (CVO). The CVO works with the investment professionals responsible for each investment. The following is an overview of the steps we take each quarter to determine the value of our portfolio.

•	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals, led by the Managing Director or senior officer who is responsible for the portfolio company relationship (the Deal Team).

•	The CVO and third-party valuation consultants, as applicable (see below), review the preliminary valuation documentation as prepared by the Deal Team.

•	The CVO, members of the valuation team, and third-party consultants, as applicable, meet with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the Deal Team for each of their respective investments.

•	The CEO, COO, CFO and the Managing Directors meet with the CVO to discuss the preliminary valuation results.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Audit Committee of the Board of Directors meets separately from the full Board of Directors with the third-party consultants (see below) to discuss the assistance provided and results. The CVO attends this meeting.

•	The CVO discusses and reviews the valuations with the Board of Directors.

•	To the extent there are changes or if additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio in good faith.
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
      We have received third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin (Houlihan Lokey). We currently intend to continue to work with third-party consultants to obtain valuation assistance for a portion of the private finance portfolio each quarter. We currently anticipate that we will generally obtain valuation assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities on a quarterly basis and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities at least once during the course of the calendar year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year or for investments with a cost and value less than $250,000. For the quarter ended December 31, 2006, Duff & Phelps and Houlihan Lokey assisted us by reviewing our valuation of 81 portfolio companies, which represented 82.9% of the private finance portfolio at value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Disposition of Investments
      We manage our portfolio of investments in an effort to maximize our expected returns. Our portfolio is large and we are generally repaid by our borrowers and exit our debt and equity investments as portfolio companies are sold, recapitalized or complete an initial public offering.
      We may retain a position in the senior loans we originate or we may sell all or a portion of these investments. In our debt investments where we have equity features, we are generally in a minority ownership position in a portfolio company, and as a result, generally exit the investment when the majority equity stakeholder decides to sell or recapitalize the company. Where we have a control position in an investment, as we may have in buyout investments, we have more flexibility and can determine whether or not we should exit our investment. Our most common exit strategy for a buyout investment is the sale of a portfolio company to a strategic or financial buyer. If an investment has appreciated in value, we may realize a gain when we exit the investment. If an investment has depreciated in value, we may realize a loss when we exit the investment.
      We are in the investment business, which includes acquiring and exiting investments. It is our policy not to comment on potential transactions in the portfolio prior to reaching a definitive agreement or, in many cases, prior to consummating a transaction. To the extent we enter into any material transactions, we would provide disclosure as required.

Dividends
      We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the Code). As such, we are not subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We pay regular quarterly dividends based upon an estimate of annual taxable income available for distribution to shareholders, which includes our taxable interest, dividend, and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.
      As a regulated investment company, we distribute substantially all of our annual taxable income to shareholders through the payment of cash dividends. Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status”). We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. Since inception through December 31, 2006, our average annual total return to shareholders (assuming all dividends were reinvested) was 18.1%. Over the past one, three, five and ten years, our total return to shareholders (assuming all dividends were reinvested) has been 20.6%, 14.6%, 14.4% and 19.1%, respectively, with the dividend providing a meaningful portion of this return.

      The percentage of our dividend generated by ordinary taxable income versus capital gain income will vary from year to year. The percentage of ordinary taxable income versus net capital gain income supporting the dividend since 1987 is shown below.
Corporate Structure and Offices
      We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. We have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries that are single-member limited liability companies established for specific purposes, including holding real estate property. We also have a subsidiary, A.C. Corporation, that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging senior loans, to Allied Capital and our portfolio companies.
      Our executive offices are located at 1919 Pennsylvania Avenue, NW, Washington, DC 20006-3434 and our telephone number is (202) 721-6100. In addition, we have regional offices in New York, Chicago, and Los Angeles.
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
Employees
      At December 31, 2006, we employed 170 individuals including investment and portfolio management professionals, operations professionals and administrative staff. The majority of our employees are located in our Washington, DC office. We believe that our relations with our employees are excellent.

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
      An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the business development company and has an affiliate of a business development company on its board of directors;

•	does not have any class of securities listed on a national securities exchange; or

•	meets such other criteria as may be established by the SEC.
      Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.
      In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.
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
      We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).
      We are also limited in the amount of stock options that may be issued and outstanding at any point in time. The 1940 Act provides that the amount of a business development company’s voting securities that would result from the exercise of all outstanding warrants, options and rights at the time of issuance may not exceed 25% of the business development company’s outstanding voting securities, except that if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to the business development company’s directors, officers, and employees pursuant to any executive compensation plan would exceed 15% of the business development company’s outstanding voting securities, then the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 20% of the outstanding voting securities of the business development company.
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
      We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that have been or are contemplated to be purchased or held by us. Our code of ethics is posted on our website at www.alliedcapital.com and is also filed as an exhibit to our registration statement which is on file with the SEC. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, NE, Washington, D.C. 20549.
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
      Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash.
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
      Compliance with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

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
      In addition, the New York Stock Exchange adopted corporate governance changes to its listing standards. We have adopted certain policies and procedures to comply with the New York Stock Exchange’s corporate governance rules, and in 2006 we submitted the required CEO certification to the New York Stock Exchange pursuant to Section 303A.12(a) of the listed company manual.
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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2006, portfolio investments recorded at fair value were 92% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or proforma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.
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
      Our borrowers may default on their payments, which may have a negative effect on our financial performance. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At December 31, 2006, our largest investments at value were in Mercury Air Centers, Inc. and Business Loan Express, LLC (BLX), which represented 5.0% and 4.3% of our total assets, respectively, and 2.2% and 4.4% of our total interest and related portfolio income, respectively, for the year ended December 31, 2006. BLX is a non-bank lender that participates in the Small Business Administration (SBA) 7(a) Guaranteed Loan Program and, as a result, is subject to certain risks associated with changes in government funding, ongoing audits, inspections and investigations, and changes in SBA laws or regulations. The Office of the Inspector General of the SBA and the United States Secret Service have announced an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. We understand that BLX is working cooperatively with the SBA with respect to this matter so that it may remain a preferred lender in the SBA 7(a) program and retain the ability to sell loans into the secondary market. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition and, as a result, our financial results could be negatively affected. See “Management’s Discussion and Analysis — Private Finance, Business Loan Express, LLC” for further information and discussion on these matters.
      We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our revolving line of credit and notes payable contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.
      At December 31, 2006, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.5% and a debt to equity ratio of 0.67 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.5% as of December 31, 2006.

      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of December 31, 2006, our asset coverage for senior indebtedness was 250%.
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
      Assuming that the balance sheet as of December 31, 2006, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We intend to continue to borrow from financial institutions or other investors and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate-level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year.
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
      Failure to invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy. As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Certain Government Regulations.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we were forced to sell nonqualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
      Results may fluctuate and may not be indicative of future performance. Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, changes in the accrual status of our loans and debt securities, variations in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions.
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
Item 1B. Unresolved Staff Comments
      Not applicable.
Item 2. Properties.
      Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC 20006-3434. Our lease for approximately 59,000 square feet of office space at that location expires in December 2010. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in New York, Chicago, and Los Angeles.

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
      In late December 2006, we received a subpoena from the U.S. Attorney for the District of Columbia requesting, among other things, the production of records regarding the use of private investigators by us or our agents. The Board established a committee, which was advised by its own counsel, to review this matter. In the course of gathering documents responsive to the subpoena, we became aware that an agent of Allied Capital obtained what were represented to be telephone records of David Einhorn and which purport to be records of calls from Greenlight Capital during a period of time in 2005. Also, while we were gathering documents responsive to the subpoena, allegations were made that our management had authorized the acquisition of these records and that management was subsequently advised that these records had been obtained. Our management has stated that these allegations are not true. We are cooperating fully with the inquiry by the United States Attorney’s office.
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s complaint names as defendants the members of Allied Capital’s Board of Directors; Allied Capital is a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty by the Board of Directors arising from internal controls failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is captioned Dana Ross v. Walton, et al., CV 00402. Dana Ross claims that, between March 1, 2006, and January 10, 2007, Allied Capital either failed to disclose or misrepresented information concerning the loan origination practices of Business Loan Express, LLC, an Allied Capital portfolio company. Dana Ross seeks unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously.
      In addition to the above matters, we are party to certain lawsuits in the normal course of business.
      While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations; however, there can be no assurances whether any pending litigation will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4. Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of stockholders during the fourth quarter of 2006.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the New York Stock Exchange under the trading symbol ALD. There are approximately 4,300 shareholders of record and approximately 186,000 beneficial shareholders of the Company. The quarterly stock prices quoted below represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2006 and 2005

	2006				2005

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$30.68	$31.32	$30.88	$32.70	$27.84	$29.29	$29.17	$30.80
Low	$28.51	$28.77	$27.30	$29.99	$24.89	$25.83	$26.92	$26.11
Close	$30.60	$28.77	$30.21	$32.68	$26.10	$29.11	$28.63	$29.37
      We began paying quarterly dividends in 1963, and our portfolio has provided sufficient ordinary taxable income and realized net capital gains to sustain or grow our dividends over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and Note 10, “Dividends and Distributions and Taxes” from our Notes to the Consolidated Financial Statements included in Item 8.
Dividend Declarations
      The following table summarizes our dividends declared during 2006 and 2005:

Date Declared	Record Date	Payment Date	Amount

January 20, 2006	March 17, 2006	March 31, 2006	$0.59
April 21, 2006	June 16, 2006	June 30, 2006	$0.60
July 21, 2006	September 15, 2006	September 29, 2006	$0.61
October 20, 2006	December 15, 2006	December 27, 2006	$0.62
December 12, 2006	December 22, 2006	January 19, 2007	$0.05

Total declared for 2006			$2.47

February 1, 2005	March 18, 2005	March 31, 2005	$0.57
April 27, 2005	June 10, 2005	June 30, 2005	$0.57
July 22, 2005	September 9, 2005	September 30, 2005	$0.58
October 21, 2005	December 9, 2005	December 29, 2005	$0.58
December 9, 2005	December 28, 2005	January 27, 2006	$0.03

Total declared for 2005			$2.33

Performance Graph
      This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 1000 Financial Index, for the years 2002 through 2006. The graph assumes that, on December 31, 2001, a person invested $100 in each of our common stock, the S&P 500 Stock Index, and the Russell 1000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.
Shareholder Return Performance Graph
Five-Year Cumulative Total Return(1)
(Through December 31, 2006)

(1)	Total return includes reinvestment of dividends through December 31, 2006.
Sales of Unregistered Securities
      During 2006, we issued 490,334 shares of common stock pursuant to a dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 6, “Shareholders’ Equity” of our Notes to the Consolidated Financial Statements included in Item 8.

Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended December 31, 2006, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number	Weighted Average
	of Shares	Price Paid
	Purchased	Per Share

2005 DCP I(1)
10/1/2006 – 10/31/2006	83	$30.56
11/1/2006 – 11/30/2006	—	—
12/1/2006 – 12/31/2006	—	—
2005 DCP II(2)
10/1/2006 – 10/31/2006	17,281	$30.56
11/1/2006 – 11/30/2006	—	—
12/1/2006 – 12/31/2006	65,040	$32.15

Total	82,404	$31.81

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer directors’ fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I is required to use such deferred directors’ fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award (IPA) for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the DCP II plans, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is administered through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash to purchase shares of our common stock in the market.

Item 6. Selected Financial Data.
SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
      You should read the condensed consolidated financial information below with the Consolidated Financial Statements and Notes thereto included herein. The financial information below has been derived from our financial statements that were audited by KPMG LLP.

	Year Ended December 31,

(in thousands,	2006	2005	2004	2003	2002
except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$386,427	$317,153	$319,642	$290,719	$264,042
Fees and other income	66,131	56,999	47,448	38,510	45,886

Total interest and related portfolio income	452,558	374,152	367,090	329,229	309,928

Expenses:
Interest	100,600	77,352	75,650	77,233	70,443
Employee	92,902	78,300	53,739	36,945	33,126
Employee stock options(1)	15,599	—	—	—	—
Administrative	39,005	69,713	34,686	22,387	21,504

Total operating expenses	248,106	225,365	164,075	136,565	125,073

Net investment income before income taxes	204,452	148,787	203,015	192,664	184,855
Income tax expense (benefit), including excise tax	15,221	11,561	2,057	(2,466)	930

Net investment income	189,231	137,226	200,958	195,130	183,925

Net realized and unrealized gains (losses):
Net realized gains	533,301	273,496	117,240	75,347	44,937
Net change in unrealized appreciation or depreciation	(477,409)	462,092	(68,712)	(78,466)	(571)

Total net gains (losses)	55,892	735,588	48,528	(3,119)	44,366

Net increase in net assets resulting from operations	$245,123	$872,814	$249,486	$192,011	$228,291

Per Share:
Diluted earnings per common share	$1.68	$6.36	$1.88	$1.62	$2.20
Net investment income plus net realized gains per share(2)	$4.96	$2.99	$2.40	$2.28	$2.21
Dividends per common share(2)	$2.47	$2.33	$2.30	$2.28	$2.23
Weighted average common shares outstanding – diluted	145,599	137,274	132,458	118,351	103,574

	At December 31,

(in thousands,	2006	2005	2004	2003	2002
except per share data)
Balance Sheet Data:
Portfolio at value	$4,496,084	$3,606,355	$3,013,411	$2,584,599	$2,488,167
Total assets	4,887,505	4,025,880	3,260,998	3,019,870	2,794,319
Total debt outstanding(3)	1,899,144	1,284,790	1,176,568	954,200	998,450
Shareholders’ equity	2,841,244	2,620,546	1,979,778	1,914,577	1,546,071
Shareholders’ equity per common share (net asset value)(4)	$19.12	$19.17	$14.87	$14.94	$14.22
Common shares outstanding at end of year	148,575	136,697	133,099	128,118	108,698

	Year Ended December 31,

	2006	2005	2004	2003	2002

Other Data:
Investments funded	$2,437,828	$1,675,773	$1,524,523	$931,450	$506,376
Principal collections related to investment repayments or sales	1,055,347	1,503,388	909,189	788,328	356,641
Realized gains	557,470	343,061	267,702	94,305	95,562
Realized losses	(24,169)	(69,565)	(150,462)	(18,958)	(50,625)

	2006				2005

(in thousands,	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
except per share data)
Quarterly Data (unaudited):
Total interest and related portfolio income	$117,708	$113,383	$110,456	$111,011	$98,169	$94,857	$86,207	$94,919
Net investment income	49,078	48,658	50,195	41,300	37,073	46,134	15,267	38,752
Net increase in net assets resulting from operations	33,921	77,886	33,729	99,587	328,140	113,168	311,885	119,621
Diluted earnings per common share	0.23	0.53	0.24	0.70	2.36	0.82	2.29	0.88
Dividends declared per common share (5)	0.67	0.61	0.60	0.59	0.61	0.58	0.57	0.57
Net asset value per common share(4)	19.12	19.38	19.17	19.50	19.17	17.37	17.01	15.22

(1)	Effective January 1, 2006, we adopted the provisions of Statement No. 123 (Revised 2004), Share-Based Payment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
(2)	Dividends are based on taxable income, which differs from income for financial reporting purposes. Net investment income and net realized gains are the most significant components of our annual taxable income from which dividends are paid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(4)	We determine net asset value per common share as of the last day of the period presented. The net asset values shown are based on outstanding shares at the end of each period presented.
(5)	Dividends declared per common share for the fourth quarter of 2006 included the regular quarterly dividend of $0.62 per common share and an extra dividend of $0.05 per common share. Dividends declared per common share for the fourth quarter of 2005 included the regular quarterly dividend of $0.58 per common share and an extra dividend of $0.03 per common share.

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
OVERVIEW
      As a business development company, we are in the private equity business. Specifically, we provide long-term debt and equity investment capital to companies in a variety of industries. Our private finance activity principally involves providing financing to middle market U.S. companies through privately negotiated long-term debt and equity investment capital. Our financing is generally used to fund buyouts, acquisitions, growth, recapitalizations, note purchases, and other types of financings. We generally invest in private companies though, from time to time, we may invest in companies that are public but lack access to additional public capital. Our investment objective is to achieve current income and capital gains.
      Our portfolio composition at December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004

Private finance	97%	96%	76%
Commercial real estate finance(1)	3%	4%	24%

(1)	On May 3, 2005, we completed the sale of our portfolio of non-investment grade commercial mortgage-backed securities and real estate related collateralized debt obligation bonds and preferred shares investments. Upon the completion of this transaction, our lending and investment activity has been focused primarily on private finance investments.
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
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income available for distribution to shareholders as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2006, 2005, and 2004, were as follows:

	At and for the
	Years Ended December 31,

	2006	2005	2004
($ in millions)
Portfolio at value	$4,496.1	$3,606.4	$3,013.4
Investments funded(1)	$2,437.8	$1,675.8	$1,524.5
Change in accrued or reinvested interest and dividends(2)	$11.3	$6.6	$52.2
Principal collections related to investment repayments or sales	$1,055.3	$1,503.4	$909.2
Yield on interest-bearing investments(3)	11.8%	12.8%	14.0%

(1)	Investments funded included investments acquired through the issuance of our common stock as consideration totaling $7.2 million and $3.2 million, respectively, for the years ended December 31, 2005 and 2004. See also “— Private Finance” below.

(2)	Includes changes in accrued or reinvested interest of $3.1 million for the year ended December 31, 2006, related to our investments in money market securities.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the years ended December 31, 2006, 2005, and 2004, were as follows:

	At and for the
	Years Ended December 31,

	2006		2005		2004

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$405.2	8.4%	$239.8	9.5%	$234.6	8.5%
Unitranche debt	799.2	11.2%	294.2	11.4%	43.9	14.8%
Subordinated debt	1,980.8	12.9%	1,560.9	13.8%	1,324.4	14.9%

Total loans and debt securities	3,185.2	11.9%	2,094.9	13.0%	1,602.9	13.9%
Equity securities	1,192.7		1,384.4		699.2

Total portfolio	$4,377.9		$3,479.3		$2,302.1

Investments funded(1)	$2,423.4		$1,462.3		$1,140.8
Change in accrued or reinvested interest and dividends	$7.2		$24.6		$45.6
Principal collections related to investment repayments or sales(3)	$1,015.4		$703.9		$551.9

(1)	Investments funded for the years ended December 31, 2006 and 2004, included debt investments in certain portfolio companies received in conjunction with the sale of such companies. See “— Private Finance, Investments Funded” below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

(3)	Includes collections from the sale or repayment of senior loans totaling $322.7 million, $301.8 million, and $35.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Our investment activity is focused on making long-term investments in the debt and equity of primarily private middle market companies. Debt investments may include senior loans, unitranche debt (a single debt investment that is a blend of senior and subordinated debt terms), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as mezzanine debt. Equity investments may include a minority equity stake in connection with a debt investment or a substantial equity stake in connection with a buyout transaction. In a buyout transaction, we generally invest in senior and/or subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest.
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. To address the current market, our strategy is to focus on buyout and recapitalization transactions where we can manage risk through the structure and terms of our debt and equity investments and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. We are also focusing our debt investing on smaller middle market companies where we can provide both senior and subordinated debt or unitranche debt, where our combined current yield may be lower than traditional subordinated debt only. We believe that providing both senior and subordinated debt or unitranche debt provides us with greater protection in the capital structures of our portfolio companies. The yield on loans and debt securities will vary from period to period depending on the level of lower-yielding senior debt in the portfolio.

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
      It has been and we believe it will continue to be a highly competitive market for winning new investments. As a result, we have continued to build our business development team to increase the number of potential investments that we see. We also believe that it is important to be disciplined in our investing activities, carefully considering investment risk and return. For 2006, we reviewed over $65 billion in prospective investments and we closed on approximately 3% of the potential new investments that we reviewed. This compares to over $45 billion reviewed and approximately 3% closed for 2005. We continue to have an active pipeline of new investments under consideration and we believe that merger and acquisition activity for middle market companies will remain strong in 2007.

      Investments Funded. Investments funded and the weighted average yield on loans and debt securities funded for the years ended December 31, 2006, 2005, and 2004, consisted of the following:

	2006 Investments Funded

	Debt Investments			Buyout Investments		Total

			Weighted		Weighted		Weighted
			Average		Average		Average
	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$245.4		9.4%	$239.8	8.9%	$485.2	9.2%
Unitranche debt(2)	471.7		10.7%	146.5	12.9%	618.2	11.3%
Subordinated debt(3)	510.7		13.0%	423.8	14.4%	934.5	13.6%

Total loans and debt securities	1,227.8		11.4%	810.1	12.5%	2,037.9	11.9%
Equity	91.4	(5)		294.1		385.5

Total	$1,319.2			$1,104.2		$2,423.4

	2005 Investments Funded

	Debt Investments			Buyout Investments		Total

			Weighted		Weighted		Weighted
			Average		Average		Average
	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$76.8		10.0%	$250.2	6.4%	$327.0	7.2%
Unitranche debt(2)	259.5		10.5%	—	—	259.5	10.5%
Subordinated debt	296.9	(4)	12.3%	330.9	12.5%	627.8	12.4%

Total loans and debt securities	633.2		11.3%	581.1	9.9%	1,214.3	10.6%
Equity	82.5	(5)		165.5		248.0

Total	$715.7			$746.6		$1,462.3

	2004 Investments Funded

	Debt Investments			Buyout Investments		Total

			Weighted		Weighted		Weighted
			Average		Average		Average
	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$25.1		9.1%	$140.8	7.2%	$165.9	7.5%
Unitranche debt(2)	18.9		13.0%	—	—	18.9	13.0%
Subordinated debt(3)	396.4		13.4%	320.1	15.5%	716.5	14.4%

Total loans and debt securities	440.4		13.2%	460.9	13.0%	901.3	13.1%
Equity	72.3	(5)		167.2		239.5

Total	$512.7			$628.1		$1,140.8

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments funded for the year ended December 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS. Debt investments funded for the year ended December 31, 2004, included a $47.5 million subordinated debt investment in The Hillman Companies, Inc. received in conjunction with the sale of Hillman.

(4)	Subordinated debt investments for the year ended December 31, 2005, included $45.5 million in investments in the bonds of collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs) that are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs and CDOs primarily invest in senior debt.

(5)	Equity investments for the years ended December 31, 2006, 2005, and 2004, included $26.1 million, $47.9 million, and $23.6 million, respectively, in investments in the preferred shares/income notes of CLOs and CDOs that are managed by Callidus. These CDOs and CLOs primarily invest in senior debt.

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
      We may originate, underwrite and arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. Senior loans originated by us may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus) or funds managed by Callidus, a portfolio company controlled by us. After completion of the sale process, we may or may not retain a position in these senior loans. We generally earn a fee on the senior loans originated and underwritten whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Repayments include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.
      Yield. The weighted average yield on the private finance loans and debt securities was 11.9% at December 31, 2006, as compared to 13.0% and 13.9% at December 31, 2005 and 2004, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from year to year depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status” below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the year. Yields on senior and subordinated debt investments are generally lower in the current market as a result of the supply of capital available to middle market companies. We believe that debt yields will remain on the lower end of a historical range as long as merger and acquisition activity remains robust and the supply of capital remains strong.
      The yield on the private finance portfolio has declined over the past two years partly due to our strategy to pursue investments where our position in the portfolio company capital structure is more senior, such as senior debt and unitranche investments that typically have lower yields than subordinated debt investments. Our weighted average yield at December 31, 2006, was also reduced by 0.5% as a result of the guaranteed dividend yield on our investment in BLX’s 25% Class A equity interests being placed on non-accrual status in the fourth quarter of 2006. The Class A equity interests are included in our loans and debt securities. See “Business Loan Express, LLC” below.

      Outstanding Investment Commitments. At December 31, 2006, we had outstanding private finance investment commitments as follows:

	Companies	Companies	Companies
	More Than	5% to 25%	Less Than
	25% Owned(1)	Owned	5% Owned	Total

($ in millions)
Senior loans	$30.4	$13.6	$157.4	$201.4	(2)
Subordinated debt	36.5	1.1	54.7	92.3

Total loans and debt securities	66.9	14.7	212.1	293.7
Equity securities	69.6	16.1	46.6	132.3	(3)

Total	$136.5	$30.8	$258.7	$426.0

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn
($ in millions)
Revolving line of credit for working capital	$4.0	$—	$4.0
Subordinated debt to support warehouse facilities & warehousing activities(*)	36.0	—	36.0
Purchase of preferred equity in future CLO transactions	60.0	—	60.0

Total	$100.0	$—	$100.0

(*)	Callidus has a secured warehouse credit facility with a third party for up to $240 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In conjunction with this warehouse credit facility, we have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the warehouse facility.

(2)	Includes $158.4 million in the form of revolving senior debt facilities to 33 companies.

(3)	Includes $62.6 million to 17 private equity and venture capital funds, including $4.3 million in co-investment commitments to one private equity fund.
     In addition to these outstanding investment commitments at December 31, 2006, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $236.2 million. See “Financial Condition, Liquidity and Capital Resources.”
      Mercury Air Centers, Inc. At December 31, 2006, our investment in Mercury Air Centers, Inc. (Mercury) totaled $84.3 million at cost and $244.2 million at value, or 5.0% of our total assets, which included unrealized appreciation of $159.9 million. At December 31, 2005, our investment in Mercury totaled $113.3 million at cost and $167.1 million at value, which included unrealized appreciation of $53.8 million. We completed the purchase of a majority ownership in Mercury in April 2004.
      Total interest and related portfolio income earned from our investment in Mercury for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Interest income	$9.3	$8.8	$5.5
Fees and other income	0.6	0.7	1.9

Total interest and related portfolio income	$9.9	$9.5	$7.4

      Interest income from Mercury for the years ended December 31, 2006, 2005, and 2004, included interest income of $2.0 million, $1.6 million, and $1.0 million, respectively, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional debt.

      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Mercury of $106.1 million, $53.8 million, and zero for the years ended December 31, 2006, 2005, and 2004, respectively.
      Mercury owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community. Mercury is headquartered in Richmond Heights, OH.
      Business Loan Express, LLC.     BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, SBA 7(a) loans, and small investment real estate loans. BLX has offices across the United States and is headquartered in New York, NY. We acquired BLX in 2000.
      At December 31, 2006, our investment in BLX totaled $295.3 million at cost and $210.7 million at value, or 4.3% of our total assets, which included unrealized depreciation of $84.6 million. At December 31, 2005, our investment in BLX totaled $299.4 million at cost and $357.1 million at value, which included unrealized appreciation of $57.7 million. Subsequent to December 31, 2006, in the first quarter of 2007 we increased our investment in BLX by $12 million by acquiring additional Class A equity interests.
      Total interest and related portfolio income earned from our investment in BLX for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Interest income	$11.9	$14.3	$23.2
Dividend income	—	14.0	14.8
Fees and other income	7.8	9.2	12.0

Total interest and related portfolio income	$19.7	$37.5	$50.0

      Interest and dividend income from BLX for the years ended December 31, 2006, 2005, and 2004, included interest and dividend income of $5.7 million, $8.9 million, and $25.4 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to us through the issuance of additional debt or equity interests. In the fourth quarter of 2006, we placed our $66.6 million investment in BLX’s 25% Class A equity interests on non-accrual status, which resulted in lower interest income from our investment in BLX for 2006 as compared to 2005.
      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. We hold all of BLX’s Class A and Class B equity interests, and 94.9% of the Class C equity interests. BLX’s taxable income is first allocated to the Class A equity interests to the extent that guaranteed dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C equity interests. BLX may declare dividends on its Class B equity interests. If declared, BLX would determine the amount of such dividends considering its estimated annual taxable income allocable to such interests. There were no dividends declared or paid in 2006.
      Accrued interest and dividends receivable and other assets at December 31, 2006, included accrued interest and fees due from BLX totaling $1.7 million, which was paid in cash in the first quarter of 2007.
      Net change in unrealized appreciation or depreciation included a net decrease on our investment in BLX of $142.3 million and $32.3 million for the years ended December 31, 2006 and 2004, and, a net increase of $2.9 million for the year ended December 31, 2005. See “Results of Operations, Valuation of Business Loan Express, LLC” below.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA and the United States Secret Service have announced an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9,

2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. We understand that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. We understand that BLX is also working cooperatively with the SBA so that it may remain a preferred lender in the SBA 7(a) program and retain the ability to sell loans into the secondary market. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, our financial results could be negatively affected. We are monitoring the situation and have retained a third party to work with BLX to conduct a review of BLX’s current internal control systems, with a focus on preventing fraud and further strengthening the company’s operations.
      Further, on or about January 16, 2007, BLX and Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. We understand that BLX and BLC plan to vigorously contest the lawsuit. We are monitoring the litigation.
      As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. Investigations, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. We have considered these matters in performing the valuation of BLX at December 31, 2006. See “Results of Operations, Valuation of Business Loan Express, LLC” below.
      At December 31, 2006, BLX had a three-year $500.0 million revolving credit facility provided by third party lenders that matures in March 2009. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At December 31, 2006, the principal amount outstanding on the revolving credit facility was $321.9 million and letters of credit issued under the facility were $55.9 million. The total obligation guaranteed by us at December 31, 2006, was $189.7 million.
      This guaranty can be called by the lenders in the event of a default under the BLX credit facility, which includes certain defaults under our revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. At December 31, 2006, BLX would not have met the required maximum debt to net worth covenant requirement had we not made the additional $12 million investment in the company in the first quarter of 2007 discussed above. Under the terms of the facility, the $12 million investment in the company caused BLX to satisfy the leverage covenant requirement and BLX has determined that it was in compliance with the terms of this facility at December 31, 2006. At December 31, 2006, we had also provided four standby letters of credit totaling $25.0 million in connection with four term securitization transactions completed by BLX.
      In consideration for providing the revolving credit facility guaranty and the standby letters of credit, we earned fees of $6.1 million, $6.3 million, and $6.0 million for the years ended December 31, 2006, 2005, and 2004, respectively, which were included in fees and other income above. The remaining fees and other income relate to management fees from BLX. We did not charge a management fee to BLX in the fourth quarter of 2006.
      The current market conditions for small business loans remain very competitive, and as a result, BLX continues to experience significant loan prepayments in its securitized loan portfolio. This competitive environment has also had an effect on BLX’s ability to grow its SBA loan origination volume. As a result, BLX has been introducing non-SBA real estate loan products in order to diversify its lending products and develop new market niches. We are discussing various funding alternatives with BLX to more effectively accommodate their non-SBA real estate lending activities. We believe that the changes in BLX’s operations and the effect of the company’s current regulatory issues and ongoing investigations will require a restructure or recapitalization of BLX given the current set of covenants under its revolving credit facility. We intend to work with BLX management to implement its business plan and funding alternatives. In addition, should BLX require additional capital from us, we plan to fund it, if we believe such funding is reasonable and prudent.
      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain at closing on our equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, we realized additional gains resulting from post-closing adjustments totaling $1.3 million in 2006. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our realized gain of $434.4 million as of December 31, 2006, subject to post-closing adjustments, excludes any earn-out amounts.
      As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At December 31, 2006, the amount of the escrow included in other assets on our consolidated balance sheet was approximately $24 million. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold and the hold back of certain proceeds in escrow will generally allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note or other amounts are collected.
      In connection with the sale transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which resulted in a realized gain of $4.8 million.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million (which included a prepayment premium of $5.0 million), $37.4 million, and $21.3 million, for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction in 2006.
      Our investment in Advantage at December 31, 2006, which was composed of subordinated debt and a minority equity interest, totaled $151.6 million at cost and $162.6 million at value, which included unrealized appreciation of $11.0 million. Subsequent to the completion of the sale transaction, our interest income from our subordinated debt investment in Advantage for the year ended December 31, 2006, was $14.1 million.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2006, 2005, and 2004, were as follows:

	At and for the Years Ended December 31,

	2006		2005		2004

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
CMBS bonds	$—		$—		$373.8	14.6%
CDO bonds and preferred shares	—		—		212.6	16.8%
Commercial mortgage loans	71.9	7.5%	102.6	7.6%	95.0	6.8%
Real estate owned	19.6		13.9		16.9
Equity interests	26.7		10.6		13.0

Total portfolio	$118.2		$127.1		$711.3

Investments funded	$14.4		$213.5		$383.7
Change in accrued or reinvested interest	$1.0		$(18.0)		$6.6
Principal collections related to investment repayments or sales(2)	$39.9		$799.5		$357.3

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
(2)	Principal collections related to investment repayments or sales for the year ended December 31, 2005, included $718.1 million related to the sale of our CMBS and CDO portfolio in May 2005.
     Our commercial real estate investments funded for the years ended December 31, 2006, 2005, and 2004, were as follows:

	Face		Amount
	Amount	Discount	Funded
($ in millions)
For the Year Ended December 31, 2006
Commercial mortgage loans	$8.0	$—	$8.0
Equity interests	6.4	—	6.4

Total	$14.4	$—	$14.4

For the Year Ended December 31, 2005
CMBS bonds(1)	$211.5	$(90.5)	$121.0
Commercial mortgage loans	88.5	(0.8)	87.7
Equity interests	4.8	—	4.8

Total	$304.8	$(91.3)	$213.5

For the Year Ended December 31, 2004
CMBS bonds	$419.1	$(183.7)	$235.4
CDO bonds and preferred shares	40.5	(0.1)	40.4
Commercial mortgage loans	112.1	(8.2)	103.9
Equity interests	4.0	—	4.0

Total	$575.7	$(192.0)	$383.7

(1)	The CMBS bonds invested in during 2005, were sold on May 3, 2005.
     At December 31, 2006, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $9.0 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $6.9 million.

      During the fourth quarter of 2006, we sold commercial mortgage loans with a total outstanding principal balance of $21.1 million and realized a gain of $0.7 million. As these loans were purchased at prices that were based in part on comparable Treasury rates, we had a related hedge in place to protect against movements in Treasury rates. Upon the loan sale, we settled the related hedge, which resulted in a realized gain of $0.5 million, which was included in the realized gain on the sale of $0.7 million. At December 31, 2006, we did not have any similar hedges in place.
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
      Simultaneous with the sale of our CMBS and CDO portfolio, we entered into a platform assets purchase agreement with CWCapital Investments LLC, an affiliate of the Caisse (CWCapital), pursuant to which we agreed to sell certain commercial real estate related assets, including servicer advances, intellectual property, software and other platform assets, subject to certain adjustments. Under this agreement, we agreed not to primarily invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, or through May 2008, subject to certain limitations and excluding our existing portfolio and related activities.
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
      At December 31, 2006 and 2005, our portfolio was graded as follows:

	2006		2005

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,307.3	29.1%	$1,643.0	45.6%
2	2,672.3	59.4	1,730.8	48.0
3	308.1	6.9	149.1	4.1
4	84.2	1.9	26.5	0.7
5	124.2	2.7	57.0	1.6

	$4,496.1	100.0%	$3,606.4	100.0%

      The amount of the portfolio in each grading category may vary substantially from year to year resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.

      Total Grade 4 and 5 portfolio assets were $208.4 million and $83.5 million, respectively, or were 4.6% and 2.3%, respectively, of the total portfolio value at December 31, 2006 and 2005. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of investments will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number and amount of investments included in Grade 4 and 5 may fluctuate from year to year. We continue to follow our historical practice of working with portfolio companies in order to recover the maximum amount of our investment.
      At December 31, 2006, $135.9 million of our investment in BLX at value was classified as Grade 3, which included our Class A equity interests and certain of our Class B equity interests that were not depreciated, and $74.8 million of our investment in BLX at value was classified as Grade 5, which included certain of our Class B equity interests and our Class C equity interests that were depreciated. At December 31, 2005, our investment in BLX of $357.1 million at value was classified as Grade 1. See “— Private Finance, Business Loan Express, LLC” above.
      Loans and Debt Securities on Non-Accrual Status. At December 31, 2006 and 2005, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2006	2005
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$51.1	$15.6
Companies 5% to 25% owned	4.0	—
Companies less than 5% owned	31.6	11.4
Commercial real estate finance	12.2	12.9
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	87.1	58.0
Companies 5% to 25% owned	7.2	0.5
Companies less than 5% owned	38.9	49.5
Commercial real estate finance	6.7	7.9

Total	$238.8	$155.8

Percentage of total portfolio	5.3%	4.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     Total loans and debt securities on non-accrual status increased to $238.8 million at December 31, 2006, from $155.8 million at December 31, 2005. The increase in non-accruals primarily relates to placing our $66.6 million investment in BLX’s 25% Class A equity interests on non-accrual status during the fourth quarter of 2006. See “— Private Finance, Business Loan Express, LLC” above.
      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at December 31, 2006 and 2005, were as follows:

	2006	2005

($ in millions)
Private finance	$46.5	$74.6
Commercial mortgage loans	1.9	6.1

Total	$48.4	$80.7

Percentage of total portfolio	1.1%	2.2%
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
      As a result of these and other factors, the amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from year to year. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $44.3 million and $60.7 million at December 31, 2006 and 2005, respectively.
OTHER ASSETS AND OTHER LIABILITIES
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At December 31, 2006 and 2005, other assets totaled $123.0 million and $87.9 million, respectively. The increase since December 31, 2005, was primarily the result of amounts received in connection with the sale of Advantage and certain other portfolio companies that are being held in escrow. See “— Private Finance” above.
      Accounts payable and other liabilities is primarily composed of the liabilities related to the deferred compensation trust and accrued interest, bonus and taxes, including excise tax. At December 31, 2006 and 2005, accounts payable and other liabilities totaled $147.1 million and $102.9 million, respectively. The increase since December 31, 2005, was primarily the result of an increase in the liability related to the deferred compensation trust of $13.6 million, accrued bonus of $11.3 million, accrued interest payable of $10.3 million, and accrued excise tax of $9.2 million. Accrued interest fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2006, 2005, and 2004
      The following table summarizes our operating results for the years ended December 31, 2006, 2005, and 2004.

				Percent				Percent
	2006	2005	Change	Change	2005	2004	Change	Change
(in thousands, except per share amounts)
Interest and Related Portfolio Income
Interest and dividends	$386,427	$317,153	$69,274	22%	$317,153	$319,642	$(2,489)	(1)%
Fees and other income	66,131	56,999	9,132	16%	56,999	47,448	9,551	20%

Total interest and related portfolio income	452,558	374,152	78,406	21%	374,152	367,090	7,062	2%

Expenses
Interest	100,600	77,352	23,248	30%	77,352	75,650	1,702	2%
Employee	92,902	78,300	14,602	19%	78,300	53,739	24,561	46%
Employee stock options	15,599	—	15,599	—	—	—	—	—
Administrative	39,005	69,713	(30,708)	(44)%	69,713	34,686	35,027	101%

Total operating expenses	248,106	225,365	22,741	10%	225,365	164,075	61,290	37%

Net investment income before income taxes	204,452	148,787	55,665	37%	148,787	203,015	(54,228)	(27)%
Income tax expense (benefit), including excise tax	15,221	11,561	3,660	32%	11,561	2,057	9,504	462%

Net investment income	189,231	137,226	52,005	38%	137,226	200,958	(63,732)	(32)%

Net Realized and Unrealized Gains (Losses)
Net realized gains	533,301	273,496	259,805	95%	273,496	117,240	156,256	133%
Net change in unrealized appreciation or depreciation	(477,409)	462,092	(939,501)	*	462,092	(68,712)	530,804	*

Total net gains (losses)	55,892	735,588	(679,696)	*	735,588	48,528	687,060	*

Net income	$245,123	$872,814	$(627,691)	(72)%	$872,814	$249,486	$623,328	250%

Diluted earnings per common share	$1.68	$6.36	$(4.68)	(74)%	$6.36	$1.88	$4.48	238%

Weighted average common shares outstanding — diluted	145,599	137,274	8,325	6%	137,274	132,458	4,816	4%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from year to year.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.
      Interest and Dividends. Interest and dividend income for the years ended December 31, 2006, 2005, and 2004, was composed of the following:

	2006	2005	2004
($ in millions)
Interest
Private finance loans and debt securities	$359.9	$251.0	$195.2
CMBS and CDO portfolio	—	29.4	93.3
Commercial mortgage loans	8.3	7.6	9.4
Cash, U.S. Treasury bills, money market and other securities	14.0	9.4	3.1

Total interest	382.2	297.4	301.0
Dividends	4.2	19.8	18.6

Total interest and dividends	$386.4	$317.2	$319.6

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at December 31, 2006, 2005, and 2004, were as follows:

	2006		2005		2004

($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Private finance loans and debt securities	$3,185.2	11.9%	$2,094.9	13.0%	$1,602.9	13.9%
CMBS and CDO	—	—	—	—	586.4	15.4%
Commercial mortgage loans	71.9	7.5%	102.6	7.6%	95.0	6.8%

Total	$3,257.1	11.8%	$2,197.5	12.8%	$2,284.3	14.0%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     Our interest income from our private finance loans and debt securities has increased year over year primarily as a result of the growth in this portfolio, net of the reduction in yield. The private finance portfolio yield at December 31, 2006, of 11.9% as compared to the private finance portfolio yield of 13.0% and 13.9% at December 31, 2005 and 2004, respectively, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from year to year based on the current stated interest on loans and debt securities and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
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
      Our interest income from cash, U.S. Treasury bills, money market and other securities has increased primarily as a result of the fluctuations in our level of investments in U.S. Treasury bills, money market and other securities and the weighted average yield on these securities. During the fourth quarter of 2005, we established a liquidity portfolio that is composed primarily of money market and other securities and U.S. Treasury bills. See “Financial Condition, Liquidity and Capital Resources” below. The value and weighted average yield of the liquidity portfolio was $201.8 million and 5.3%, respectively, at December 31, 2006, and $200.3 million and 4.2%, respectively, at December 31, 2005.
      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from year to year depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests. Dividend income for the year ended December 31, 2006, did not include any dividends from BLX. See “— Private Finance, Business Loan Express, LLC” above. Dividend income for the years ended December 31, 2005 and 2004, included dividends from BLX on the Class B equity interests held by us of $14.0 million and $14.8 million, respectively. For the year ended December 31, 2005, $12.0 million of these dividends were paid in cash and $2.0 million of these dividends were paid through the issuance of additional Class B equity interests. For the year ended December 31, 2004, the dividends were paid through the issuance of additional Class B equity interests.
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
      Fees and other income for the years ended December 31, 2006, 2005, and 2004, included fees relating to the following:

	2006	2005	2004
($ in millions)
Structuring and diligence	$37.3	$24.6	$18.4
Management, consulting and other services provided to portfolio companies(1)	11.1	14.4	11.4
Commitment, guaranty and other fees from portfolio companies(2)	8.8	9.3	9.4
Loan prepayment premiums	8.8	6.3	5.5
Other income	0.1	2.4	2.7

Total fees and other income(3)	$66.1	$57.0	$47.4

(1)	2006 includes $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion. 2005 and 2004 include $6.5 million and $3.1 million, respectively, in management fees from Advantage.

(2)	Includes guaranty and other fees from BLX of $6.1 million, $6.3 million, and $6.0 million for 2006, 2005, and 2004, respectively. See “— Private Finance, Business Loan Express, LLC” above.

(3)	Fees and other income related to the CMBS and CDO portfolio were $4.1 million and $6.2 million for 2005 and 2004, respectively. As noted above, we sold our CMBS and CDO portfolio on May 3, 2005.
     Fees and other income are generally related to specific transactions or services and therefore may vary substantially from year to year depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees primarily relate to the level of new investment originations. Private finance investments funded were $2.4 billion for the year ended December 31, 2006, as compared to $1.5 billion and $1.1 billion for the years ended December 31, 2005 and 2004, respectively. Structuring and diligence fees for the years ended December 31, 2006, 2005, and 2004, included structuring fees from companies more than 25% owned totaling $8.3 million, $9.1 million, and $11.4 million, respectively.
      Loan prepayment premiums for the year ended December 31, 2006, included $5.0 million related to the repayment of our subordinated debt in connection with the sale of our majority equity interest in

Advantage on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment.
      Mercury, BLX and Advantage. Mercury and BLX were our largest investments at value at December 31, 2006, and together represented 9.3% of our total assets. Advantage and BLX were our largest investments at value at December 31, 2005 and 2004, and together represented 25.3% and 19.0% of our total assets, respectively.
      Total interest and related portfolio income from these investments for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Mercury	$9.9	$9.5	$7.4
BLX	$19.7	$37.5	$50.0
Advantage(1)	$14.1	$37.4	$21.3

(1)	Includes income from the period we had a majority interest only. See “— Portfolio and Investment Activity” above for further discussion.
     See “— Portfolio and Investment Activity” above for further detail on Mercury, BLX and Advantage.
      Operating Expenses. Operating expenses include interest, employee, employee stock options, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the years ended December 31, 2006, 2005, and 2004, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
($ in millions)
Total outstanding debt	$1,899.1	$1,284.8	$1,176.6
Average outstanding debt	$1,491.0	$1,087.1	$985.6
Weighted average cost(1)	6.5%	6.5%	6.6%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $0.9 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. See “Dividends and Distributions” below.
      Interest expense also included interest on our obligations to replenish borrowed Treasury securities related to our hedging activities of $0.7 million, $1.4 million, and $5.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

      Employee Expense. Employee expenses for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
($ in millions)
Salaries and employee benefits	$73.8	$57.3	$40.7
Individual performance award (IPA)	8.1	7.0	13.4
IPA mark to market expense (benefit)	2.9	2.0	(0.4)
Individual performance bonus (IPB)	8.1	6.9	—
Transition compensation, net(1)	—	5.1	—

Total employee expense	$92.9	$78.3	$53.7

Number of employees at end of period	170	131	162

(1)	Transition compensation for the year ended December 31, 2005, included $3.1 million of costs under retention agreements and $3.1 million of transition services bonuses awarded to certain employees in the commercial real estate group as a result of the sale of the CMBS and CDO portfolio. Transition compensation costs were reduced by $1.1 million for salary reimbursements from CWCapital under a transition services agreement.
     The change in salaries and employee benefits reflects the effect of an increase in number of employees, compensation increases, and the change in mix of employees given their area of responsibility and relevant experience level. The overall increase in employee expense during 2006 also reflects the competitive environment for attracting and retaining talent in the private equity industry. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. Salaries and employee benefits included bonus expense of $38.2 million, $26.9 million, and $12.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.
      At December 31, 2006 and 2005, the total accrued bonus was $38.2 million and $26.9 million, respectively, and was included in Accounts Payable and Other Liabilities on the accompanying Balance Sheet.
      The Individual Performance Award (IPA) is a long-term incentive compensation program for certain officers. The IPA, which is generally determined annually at the beginning of each year, is deposited into a deferred compensation trust generally in four equal installments, on a quarterly basis, in the form of cash. The trustee is required to use the cash to purchase shares of our common stock in the open market. The accounts of the trust are consolidated with our accounts. We are required to mark to market the liability of the trust and this adjustment is recorded to the IPA compensation expense. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust.
      As a result of changes in regulation by the Jobs Creation Act of 2004 associated with deferred compensation arrangements, as well as an increase in the competitive market for recruiting talent in the private equity industry, in 2005 the Compensation Committee and the Board of Directors determined that a portion of the IPA should be replaced with an individual performance bonus (IPB). The IPB is distributed in cash to award recipients equally throughout the year (beginning in February of each respective year) as long as the recipient remains employed by us.
      The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2007 and they are currently estimated to be approximately $9.9 million and $9.7 million, respectively; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.
      In connection with our 2006 Annual Meeting of Stockholders, the stockholders approved the issuance of up to 2.5 million shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options granted to certain officers and directors under our Amended Stock Option Plan. Under the initiative, which has been reviewed and approved by our Board of Directors, all optionees who hold vested stock options with exercise prices below the market value of the stock (or “in-the-money” options), would be offered the opportunity to receive an Option Cancellation Payment (OCP) equal to the “in-the-money” value of the stock options cancelled, which would be paid one-half in cash and one-half in shares of our common stock, in exchange for their voluntary cancellation of their vested stock options. As part of this initiative, the Board of Directors has adopted a target ownership program that establishes minimum ownership levels for our senior officers and continues to further align the interests of our officers with those of our stockholders. We have not yet implemented the OCP as of February 28, 2007, but intend to do so in the future.
      Based on the 13 million vested options outstanding and the market price of $30.50 of our stock on March 10, 2006, the date used for disclosure in our 2006 proxy, the OCP would be approximately $106 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As of December 31, 2006, there were 17 million vested options outstanding, which were all in-the-money. Using the market price of $32.68 of our stock on December 31, 2006, the OCP would be approximately $150 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As the consideration paid by us for the OCP will not exceed the fair value of the options to be canceled, no expense will be recorded for the transaction in accordance with the guidance in FASB Statement No. 123 (Revised 2004). However, the cash portion of the OCP, or approximately one-half of the payment, will reduce our paid in capital and will therefore reduce our net asset value. For income tax purposes, our tax expense resulting from the OCP would be similar to the tax expense that would result from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market would be limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. The Statement was adopted using the modified prospective method of application, which required us to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the prior year financial statements have not been restated. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for proforma disclosure under Statement No. 123. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized in the statement of operations over the service period. The effect of this adoption for the year ended December 31, 2006, was as follows:

2006
($ in millions)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$13.2
Options granted on or after January 1, 2006	2.4

Total employee stock option expense	$15.6

      In addition to the employee stock option expense, for the year ended December 31, 2006, administrative expense included $0.2 million of expense related to options granted to directors during the year. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      We estimate that the employee-related stock option expense under the Statement that will be recorded in our statement of operations will be approximately $11.3 million, $3.7 million, and $0.1 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $1.9 million, $1.0 million, and $0.1 million, respectively, related to options granted during the year ended

December 31, 2006. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses. Administrative expenses for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
($ in millions)
Administrative expenses	$34.0	$33.3	$30.1
Investigation related costs	5.0	36.4	4.6

Total administrative expenses	$39.0	$69.7	$34.7

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
      Investigation related costs include costs associated with requests for information in connection with government investigations and other legal matters. We expect that we will continue to incur legal and other costs associated with these matters. These expenses remain difficult to predict. See “Legal Proceedings” under Item 3.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Income tax expense (benefit)	$0.1	$5.4	$1.1
Excise tax expense(1)	15.1	6.2	1.0

Income tax expense (benefit), including excise tax	$15.2	$11.6	$2.1

(1)	2006 includes an accrual for estimated excise tax of $15.4 million for the year ended December 31, 2006, net of the reversal of over accrued estimated excise taxes related to 2005 of $0.3 million.
     Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. In addition, our estimated annual taxable income for 2006 exceeded our dividend distributions to shareholders for 2006 from such taxable income, and such estimated excess taxable income will be distributed in 2007. Therefore, we will be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2006 over the amount of actual distributions for 2006. Accordingly, we accrued an estimated excise tax of $15.4 million for the year ended December 31, 2006, based upon our current estimate of annual taxable income for 2006. See “Dividends and Distributions.”
      While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains. At December 31, 2006 and 2005, excise tax payable was $15.4 million and $6.2 million, respectively, which was included in Accounts Payable and Other Liabilities on the accompanying Balance Sheet.
      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation to have a significant effect on our consolidated financial position or our results of operations.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments, the sale of CMBS bonds and CDO bonds and preferred shares, and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
($ in millions)
Realized gains	$557.5	$343.1	$267.7
Realized losses	(24.2)	(69.6)	(150.5)

Net realized gains	$533.3	$273.5	$117.2

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the years ended December 31, 2006, 2005, and 2004, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	2006	2005(1)	2004
($ in millions)
Reversal of previously recorded net unrealized appreciation associated with realized gains	$(501.5)	$(108.0)	$(210.5)
Reversal of previously recorded net unrealized depreciation associated with realized losses	22.5	68.0	151.8

Total reversal	$(479.0)	$(40.0)	$(58.7)

(1)	Includes the reversal of net unrealized appreciation of $6.5 million on the CMBS and CDO assets sold and the related hedges. The net unrealized appreciation recorded on these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole.

     Realized gains for the years ended December 31, 2006, 2005, and 2004, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.(1)	$434.4
STS Operating, Inc.	94.8
Oriental Trading Company, Inc.	8.9
Advantage Sales & Marketing, Inc.(2)	4.8
United Site Services, Inc.	3.3
Component Hardware Group, Inc.	2.8
Opinion Research Corporation	1.9
Nobel Learning Communities, Inc.	1.5
MHF Logistical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.5

Total private finance	556.2

Commercial Real Estate:
Other	1.3

Total commercial real estate	1.3

Total realized gains	$557.5

2005

Portfolio Company	Amount

Private Finance:
Housecall Medical Resources, Inc.	$53.7
Fairchild Industrial Products Company	16.2
Apogen Technologies Inc.	9.0
Polaris Pool Systems, Inc.	7.4
MasterPlan, Inc.	3.7
U.S. Security Holdings, Inc.	3.3
Ginsey Industries, Inc.	2.8
E-Talk Corporation	1.6
Professional Paint, Inc.	1.6
Oriental Trading Company, Inc.	1.0
Woodstream Corporation	0.9
Impact Innovations Group, LLC	0.8
DCS Business Services, Inc.	0.7
Other	3.4

Total private finance	106.1

Commercial Real Estate:
CMBS/CDO assets, net(3)	227.7
Other	9.3

Total commercial real estate	237.0

Total realized gains	$343.1

2004

Portfolio Company	Amount

Private Finance:
The Hillman Companies, Inc.	$150.3
CorrFlex Graphics, LLC	25.7
Professional Paint, Inc.	13.7
Impact Innovations Group, LLC	11.1
The Hartz Mountain Corporation	8.3
Housecall Medical Resources, Inc.	7.2
International Fiber Corporation	5.2
CBA-Mezzanine Capital Finance, LLC	4.1
United Pet Group, Inc.	3.8
Oahu Waste Services, Inc.	2.8
Grant Broadcasting Systems II	2.7
Matrics, Inc.	2.1
SmartMail, LLC	2.1
Other	7.6

Total private finance	246.7

Commercial Real Estate:
CMBS/CDO assets, net(3)	17.4
Other	3.6

Total commercial real estate	21.0

Total realized gains	$267.7

(1)	Represents the realized gain on our majority equity investment only. See “—Private Finance” above.
(2)	Represents a realized gain on our minority equity investment only. See “—Private Finance” above.
(3)	Net of net realized losses from related hedges of $0.7 million and $3.8 million for the years ended December 31, 2005 and 2004, respectively.

     Realized losses for the years ended December 31, 2006, 2005, and 2004, were as follows:
($ in millions)

2006

Portfolio Company	Amount

Private Finance:
Staffing Partners Holding Company, Inc.	$10.6
Acme Paging, L.P.	4.7
Cooper Natural Resources, Inc.	2.2
Aspen Pet Products, Inc.	1.6
Nobel Learning Communities, Inc.	1.4
Other	1.6

Total private finance	22.1

Commercial Real Estate:
Other	2.1

Total commercial real estate	2.1

Total realized losses	$24.2

2005

Portfolio Company	Amount

Private Finance:
Norstan Apparel Shops, Inc.	$18.5
Acme Paging, L.P.	13.8
E-Talk Corporation	9.0
Garden Ridge Corporation	7.1
HealthASPex, Inc.	3.5
MortgageRamp, Inc.	3.5
Maui Body Works, Inc.	2.7
Packaging Advantage Corporation	2.2
Other	3.7

Total private finance	64.0

Commercial Real Estate:
Other	5.6

Total commercial real estate	5.6

Total realized losses	$69.6

2004

Portfolio Company	Amount

Private Finance:
American Healthcare Services, Inc.	$32.9
The Color Factory, Inc.	24.5
Executive Greetings, Inc.	19.3
Sydran Food Services II, L.P.	18.2
Ace Products, Inc.	17.6
Prosperco Finanz Holding AG	7.5
Logic Bay Corporation	5.0
Sun States Refrigerated Services, Inc.	4.7
Chickasaw Sales & Marketing, Inc.	3.8
Sure-Tel, Inc.	2.3
Liberty-Pittsburgh Systems, Inc.	2.0
EDM Consulting, LLC	1.9
Pico Products, Inc.	1.7
Impact Innovations Group, LLC	1.7
Interline Brands, Inc.	1.3
Startec Global Communications Corporation	1.1
Other	2.7

Total private finance	148.2

Commercial Real Estate:
Other	2.3

Total commercial real estate	2.3

Total realized losses	$150.5

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2006, portfolio investments recorded at fair value were approximately 92% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      As a business development company, we have invested in illiquid securities including debt and equity securities of companies and CDO and CLO bonds and preferred shares/income notes. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may be subject to certain restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
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
      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values. However, we must derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from the portfolio companies, and may represent unaudited, projected or pro forma financial information. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.
      In determining a multiple to use for valuation purposes, we generally look to private merger and acquisition statistics, the entry multiple for the transaction, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

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
      We currently intend to continue to work with third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis. In addition, we may receive third-party assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these third-party valuation resources, when applicable, is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.
      We receive third-party valuation assistance from Duff & Phelps, LLC (formerly S&P Corporate Value Consulting (S&P CVC)) and Houlihan Lokey Howard and Zukin for our private finance portfolio. For the years ended December 31, 2006 and 2005, we received third-party valuation assistance as follows:

	2006				2005

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	81	105	78	78	80	89	72	36
Percentage of private finance portfolio reviewed at value	82.9%	86.5%	89.6%	87.0%	92.4%	89.3%	83.0%	74.5%
      Professional fees for third-party valuation assistance for the years ended December 31, 2006, 2005, and 2004, were $1.5 million, $1.4 million, and $0.9 million, respectively.
      Valuation Methodology — CDO and CLO Bonds and Preferred Shares/Income Notes (CDO/CLO Assets). CDO/CLO Assets are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO/CLO Assets as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. We determine the fair value of our CDO/CLO Assets on an individual security-by-security basis. If we were to sell a group of these CDO/CLO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the years ended December 31, 2006, 2005, and 2004, consisted of the following:

	2006(1)	2005(1)	2004(1)
($ in millions)
Net unrealized appreciation or depreciation	$1.6	$502.1	$(10.0)
Reversal of previously recorded unrealized appreciation associated with realized gains	(501.5)	(108.0)	(210.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	22.5	68.0	151.8

Net change in unrealized appreciation or depreciation	$(477.4)	$462.1	$(68.7)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from year to year. As a result, annual comparisons may not be meaningful.
     Valuation of Business Loan Express, LLC. Our investment in BLX totaled $295.3 million at cost and $210.7 million at value at December 31, 2006, and $299.4 million at cost and $357.1 million at value at December 31, 2005. To determine the value of our investment in BLX at December 31, 2006, we performed numerous valuation analyses to determine a range of values including: (1) analysis of comparable public company trading multiples; (2) analysis of BLX’s value assuming an initial public offering; (3) analysis of merger and acquisition transactions for financial services companies; (4) a discounted dividend analysis; and (5) adding BLX’s net asset value (adjusted for certain discounts) to the value of BLX’s business operations, which was determined by using a discounted cash flow model. In performing the valuation analyses at December 31, 2006, we considered the impact of various changes in BLX’s business model due to the competitive environment for small business loans and BLX’s newer non-SBA real estate lending products. We also considered BLX’s current regulatory issues and ongoing investigations. (See “— Private Finance, Business Loan Express, LLC” above.) The competitive SBA lending environment, our estimates of future profitability, and the impact of BLX’s legal and regulatory matters resulted in a decrease in the value of our investment in BLX at December 31, 2006. We received valuation assistance from Duff & Phelps (formerly S&P CVC) for our investment in BLX at December 31, 2006, 2005, and 2004.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at December 31, 2006, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2005.
      Our investment in BLX at December 31, 2006, was valued at $210.7 million. This fair value was within the range of values determined by our valuation analyses discussed above. Unrealized depreciation on our investment was $84.6 million at December 31, 2006. Net change in unrealized appreciation or depreciation included a net decrease of $142.3 million and $32.3 million for the years ended December 31, 2006 and 2004, respectively, and a net increase of $2.9 million for the year ended December 31, 2005.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 145.6 million, 137.3 million, and 132.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.
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
      Dividends are paid to shareholders from taxable income. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. See “Dividends and Distributions” below.
      Dividends declared and paid by us in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried over and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. See “Dividends and Distributions” below.
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
DIVIDENDS AND DISTRIBUTIONS
      Total regular quarterly dividends to common shareholders were $2.42, $2.30, and $2.28 per common share for the years ended December 31, 2006, 2005, and 2004, respectively. An extra cash dividend of $0.05, $0.03 and $0.02 per common share was declared during 2006, 2005, and 2004, respectively, and was paid to shareholders on January 19, 2007, January 27, 2006, and January 28, 2005, respectively. The Board of Directors has declared a dividend of $0.63 per common share for the first quarter of 2007.
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code (see discussion below). We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
      Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration form the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.
      The summary of our taxable income and distributions of such taxable income for the years ended December 31, 2006, 2005, and 2004, is as follows:

	2006	2005	2004
($ in millions)
	(ESTIMATED)(1)
Taxable income(2)	$595.5	$445.0	$323.2
Taxable income earned in current year and carried forward for distribution in next year	(397.1)	(156.5)	(26.0)
Taxable income earned in prior year and carried forward and distributed in current year	156.5	26.0	2.1

Total dividends to common shareholders	$354.9	$314.5	$299.3

(1)	Our taxable income for 2006 is an estimate and will not be finally determined until we file our 2006 tax return in September 2007. Therefore, the final taxable income and the taxable income earned in 2006 and carried forward for distribution in 2007 may be different than the estimate above. See “Risk Factors” under Item 1A and Note 10, “Dividends and Distributions and Taxes” of our Notes to Consolidated Financial Statements included in Item 8.

(2)	See Note 10, “Dividends and Distributions and Taxes” of our Notes to Consolidated Financial Statements included in Item 8 for further information on the differences between net income for book purposes and taxable income.
     Our estimated annual taxable income for 2006 exceeded our dividend distributions to shareholders for 2006 from such taxable income, and, therefore, we will carry over excess taxable income, which is currently estimated to be $397.1 million, for distribution to shareholders in 2007. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a 4% excise tax. Accordingly, for the year ended December 31, 2006, we have accrued an estimated excise tax of $15.4 million. See “Other Matters — Regulated Investment Company Status” above.
      In addition to excess taxable income available to be carried over from 2006 for distribution in 2007, we currently estimate that we have cumulative deferred taxable income related to installment sale gains of approximately $220.7 million as of December 31, 2006, which is composed of cumulative deferred taxable income of $39.6 million as of December 31, 2005, and approximately $181.1 million for the year ended December 31, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but generally will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The installment sale gains for 2006 are estimates and will not be finally determined until we file our 2006 tax return in September 2007. See “Other Matters — Regulated Investment Company Status” above.
      To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the years ended December 31, 2006 and 2005 was $0.9 million and $0.6 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations. We currently estimate that installment-related interest expense resulting from cumulative installment sale gains not yet recognized for tax purposes at December 31, 2006, will be approximately $5.8 million for the year ended December 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2006 and 2005, our liquidity portfolio (see below), cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2006	2005

Liquidity portfolio (including money market and other securities: 2006-$201.8; 2005-$100.0)	$201.8	$200.3
Cash and investments in money market securities (including money market and other securities: 2006-$0.4; 2005-$22.0)	$2.1	$53.3
Total assets	$4,887.5	$4,025.9
Total debt outstanding	$1,899.1	$1,284.8
Total shareholders’ equity	$2,841.2	$2,620.5
Debt to equity ratio(1)	0.67	0.49
Asset coverage ratio(2)	250%	309%

(1)	The debt to equity ratio adjusted for the liquidity portfolio was 0.60 and 0.41 at December 31, 2006 and 2005, respectively, which is calculated as (a) total debt less the value of the liquidity portfolio divided by (b) total shareholders’ equity.

(2)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Net cash provided by (used in) operating activities	$(597.5)	$116.0	$(179.3)
Add: portfolio investments funded	2,257.8	1,668.1	1,472.4

Total cash provided by operating activities before new investments	$1,660.3	$1,784.1	$1,293.1

      In addition to the net cash flow provided by our operating activities before funding investments, we have sources of liquidity through our liquidity portfolio and revolving line of credit as discussed below.
      At December 31, 2006 and 2005, the value and yield of the securities in the liquidity portfolio were as follows:

	2006		2005

	Value	Yield	Value	Yield
($ in millions)
U.S. Treasury bills	$—	—	$100.3	4.3%
Money market securities	161.2	5.3%	100.0	4.1%
Certificate of Deposit(1)	40.6	5.6%	—	—

Total	$201.8	5.3%	$200.3	4.2%

(1)	The certificate of deposit matures in March 2007.
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

      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $673.8 million on December 31, 2006. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate investment portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      During the years ended December 31, 2006 and 2004, we sold new equity of $295.8 million and $70.3 million, respectively, in public offerings. We did not sell new equity in a public offering during the year ended December 31, 2005. During the years ended December 31, 2005 and 2004, we issued $7.2 million and $3.2 million, respectively, of our common stock as consideration for investments. In addition, shareholders’ equity increased by $27.7 million, $77.5 million, and $51.3 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the years ended December 31, 2006, 2005, and 2004, respectively.
      We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At December 31, 2006 and 2005, we had outstanding debt as follows:

	2006				2005

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.4	$1,041.4	6.1%		$1,164.5	$1,164.5	6.2%
Publicly issued unsecured notes payable	650.0	650.0	6.6%		—	—	—
SBA debentures(2)	—	—	—%		28.5	28.5	7.5%

Total notes payable and debentures	1,691.4	1,691.4	6.3%		1,193.0	1,193.0	6.3%
Revolving line of credit(5)	922.5	207.7	6.4	%(3)	772.5	91.8	5.6	%(3)

Total debt	$2,613.9	$1,899.1	6.5	%(4)	$1,965.5	$1,284.8	6.5	% (4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The SBA debentures were repaid in full during 2006.

(3)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.9 million and $3.3 million at December 31, 2006 and 2005, respectively.

(4)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

(5)	At December 31, 2006, $673.8 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $41.0 million issued under the credit facility.
     Privately Issued Unsecured Notes Payable. We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities, with maturity dates beginning in 2008 and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

      We have issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as our other unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, we entered into a cross currency swap with a financial institution which fixed our interest and principal payments in U.S. dollars for the life of the debt.
      On October 16, 2006, we repaid $150.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 7.2%. We used cash generated from operations and borrowings on our revolving line of credit to repay this debt.
      On May 1, 2006, we issued $50.0 million of unsecured long-term debt with a fixed interest rate of 6.8%. This debt matures in May 2013. The proceeds of this issuance were used to repay $25 million of 7.5% unsecured long-term debt that matured on May 1, 2006, and the remainder was used to fund new portfolio investments and for general corporate purposes.
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
      Publicly Issued Unsecured Notes Payable. During 2006, we completed public issuances of unsecured notes as follows:

	Amount	Coupon	Maturity Date
($ in millions)
July 25, 2006	$400.0	6.625%	July 15, 2011
December 8, 2006	250.0	6.000%	April 1, 2012

Total	$650.0

      The notes require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      Small Business Administration Debentures. Through our small business investment company subsidiary, we had debentures payable to the Small Business Administration (SBA) with contractual maturities of ten years. The notes required payment of interest only semi-annually, and all principal was due upon maturity. For the years ended December 31, 2006 and 2005, we repaid $28.5 million and $49.0 million, respectively, of this outstanding debt. At December 31, 2006, we had no outstanding borrowings from the SBA. Allied Investments L.P., our Small Business Investment Company (SBIC) subsidiary, surrendered its SBIC license and on October 1, 2006, Allied Investments L.P. was merged into its parent, Allied Capital Corporation. Therefore, the SBA is no longer a source of debt capital for us.
      Revolving Line of Credit. At December 31, 2006, we had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.

      At December 31, 2006, there was $207.7 million outstanding on our unsecured revolving line of credit. The amount available under the line at December 31, 2006, was $673.8 million, net of amounts committed for standby letters of credit of $41.0 million. Net borrowings under the revolving lines of credit for the year ended December 31, 2006, were $116.0 million.
      We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at December 31, 2006. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of December 31, 2006 and 2005, we were in compliance with these covenants.
      We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At December 31, 2006, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of December 31, 2006.

		Payments Due By Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Unsecured notes payable	$1,691.4	$—	$153.0	$268.9	$408.0	$472.5	$389.0
Revolving line of credit(1)	207.7	—	207.7	—	—	—	—
Operating leases	24.6	4.4	4.4	4.6	4.5	1.8	4.9

Total contractual obligations	$1,923.7	$4.4	$365.1	$273.5	$412.5	$474.3	$393.9

(1)	At December 31, 2006, $673.8 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $41.0 million issued under the credit facility.
Off-Balance Sheet Arrangements
      In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt, rental and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of December 31, 2006.

		Amount of Commitment Expiration Per Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Guarantees	$202.1	$0.6	$3.0	$192.2	$—	$4.4	$1.9
Standby letters of credit(1)	41.0	4.0	37.0	—	—	—	—

Total commitments(2)	$243.1	$4.6	$40.0	$192.2	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.

(2)	Our most significant commitments relate to our investment in Business Loan Express, LLC (BLX), which commitments totaled $214.7 million at December 31, 2006. At December 31, 2006, we guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit for a total guaranteed amount of $189.7 million and we had also provided four standby letters of credit totaling $25.0 million in connection with four term securitizations completed by BLX. See “— Private Finance, Business Loan Express, LLC” above for further discussion.
     In addition, we had outstanding commitments to fund investments totaling $435.0 million at December 31, 2006. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
CRITICAL ACCOUNTING POLICIES
      The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments, certain revenue recognition matters and certain tax matters as discussed below.
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
      See “— Results of Operations — Change in Unrealized Appreciation or Depreciation” above for more discussion on portfolio valuation.

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
      When we receive nominal cost warrants or free equity securities (nominal cost equity), we allocate our cost basis in our investment between debt securities and nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.
        Equity Securities. Our equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.
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
      Collateralized Debt Obligations (CDO) and Collateralized Loan Obligations (CLO). CDO and CLO bonds and preferred shares/ income notes (CDO/ CLO Assets) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. We recognize unrealized appreciation or depreciation on our CDO/ CLO Assets as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. We determine the fair value of our CDO/ CLO Assets on an individual security-by-security basis.
      We recognize interest income on the preferred shares/income notes using the effective interest method, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred shares/income notes from the date the estimated yield was changed. CDO and CLO bonds have stated interest rates.
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
      Federal and State Income Taxes and Excise Tax. We intend to comply with the requirements of the Internal Revenue Code (Code) that are applicable to regulated investment companies (RIC) and real estate investment trusts (REIT). We and any of our subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of our annual taxable income to shareholders; therefore, we have made no provision for income taxes for these entities.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
      Our business activities contain elements of risk. We consider the principal types of market risk to be fluctuations in interest rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
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
      Assuming that the balance sheet as of December 31, 2006, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      In addition, we may have risk regarding portfolio valuation. See “Item 1. Business — Portfolio Valuation” above.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting
      The management of Allied Capital Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Allied Capital Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Allied Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Allied Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2006 and 2005, including the consolidated statement of investments as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 14), for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.
Washington, D.C.
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have audited the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2006 and 2005, including the consolidated statements of investments as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 14), for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical counts of securities owned as of December 31, 2006 and 2005. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Allied Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations, their cash flows, changes in their net assets, and financial highlights for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allied Capital Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Washington, D.C.
February 28, 2007

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,

	2006	2005
(in thousands, except per share amounts)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2006-$1,578,822; 2005-$1,489,782)	$1,490,180	$1,887,651
Companies 5% to 25% owned (cost: 2006-$438,560; 2005-$168,373)	449,813	158,806
Companies less than 5% owned (cost: 2006-$2,479,981; 2005-$1,448,268)	2,437,908	1,432,833

Total private finance (cost: 2006-$4,497,363; 2005-$3,106,423)	4,377,901	3,479,290
Commercial real estate finance (cost: 2006-$103,546; 2005-$131,695)	118,183	127,065

Total portfolio at value (cost: 2006-$4,600,909; 2005-$3,238,118)	4,496,084	3,606,355
U.S. Treasury bills (cost: 2006-$—; 2005-$100,000)	—	100,305
Investments in money market and other securities	202,210	121,967
Deposits of proceeds from sales of borrowed Treasury securities	—	17,666
Accrued interest and dividends receivable	64,566	60,366
Other assets	122,958	87,858
Cash	1,687	31,363

Total assets	$4,887,505	$4,025,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2006-$—; 2005-$175,000)	$1,691,394	$1,193,040
Revolving line of credit	207,750	91,750
Obligations to replenish borrowed Treasury securities	—	17,666
Accounts payable and other liabilities	147,117	102,878

Total liabilities	2,046,261	1,405,334

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 148,575 and 136,697 shares issued and outstanding at December 31, 2006 and 2005, respectively	15	14
Additional paid-in capital	2,493,335	2,177,283
Common stock held in deferred compensation trust	(28,335)	(19,460)
Notes receivable from sale of common stock	(2,850)	(3,868)
Net unrealized appreciation (depreciation)	(123,084)	354,325
Undistributed earnings	502,163	112,252

Total shareholders’ equity	2,841,244	2,620,546

Total liabilities and shareholders’ equity	4,887,505	$4,025,880

Net asset value per common share	$19.12	$19.17

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,

	2006	2005	2004
(in thousands, except per share amounts)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$102,636	$122,450	$91,710
Companies 5% to 25% owned	39,754	21,924	25,702
Companies less than 5% owned	244,037	172,779	202,230

Total interest and dividends	386,427	317,153	319,642
Fees and other income
Companies more than 25% owned	29,606	27,365	29,774
Companies 5% to 25% owned	4,447	124	2,383
Companies less than 5% owned	32,078	29,510	15,291

Total fees and other income	66,131	56,999	47,448

Total interest and related portfolio income	452,558	374,152	367,090

Expenses:
Interest	100,600	77,352	75,650
Employee	92,902	78,300	53,739
Employee stock options	15,599	—	—
Administrative	39,005	69,713	34,686

Total operating expenses	248,106	225,365	164,075

Net investment income before income taxes	204,452	148,787	203,015
Income tax expense, including excise tax	15,221	11,561	2,057

Net investment income	189,231	137,226	200,958

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	513,314	33,237	86,812
Companies 5% to 25% owned	4,467	5,285	43,818
Companies less than 5% owned	15,520	234,974	(13,390)

Total net realized gains	533,301	273,496	117,240
Net change in unrealized appreciation or depreciation	(477,409)	462,092	(68,712)

Total net gains	55,892	735,588	48,528

Net increase in net assets resulting from operations	$245,123	$872,814	$249,486

Basic earnings per common share	$1.72	$6.48	$1.92

Diluted earnings per common share	$1.68	$6.36	$1.88

Weighted average common shares outstanding — basic	142,405	134,700	129,828

Weighted average common shares outstanding — diluted	145,599	137,274	132,458

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Years Ended December 31,

	2006	2005	2004
(in thousands, except per share amounts)
Operations:
Net investment income	$189,231	$137,226	$200,958
Net realized gains	533,301	273,496	117,240
Net change in unrealized appreciation or depreciation	(477,409)	462,092	(68,712)

Net increase in net assets resulting from operations	245,123	872,814	249,486

Shareholder distributions:
Common stock dividends	(354,892)	(314,509)	(299,326)
Preferred stock dividends	(10)	(10)	(62)

Net decrease in net assets resulting from shareholder distributions	(354,902)	(314,519)	(299,388)

Capital share transactions:
Sale of common stock	295,769	—	70,251
Issuance of common stock for portfolio investments	—	7,200	3,227
Issuance of common stock in lieu of cash distributions	14,996	9,257	5,836
Issuance of common stock upon the exercise of stock options	11,734	66,688	32,274
Stock option expense	15,835	—	—
Net decrease in notes receivable from sale of common stock	1,018	1,602	13,162
Purchase of common stock held in deferred compensation trust	(9,855)	(7,968)	(13,687)
Distribution of common stock held in deferred compensation trust	980	2,011	184
Other	—	3,683	3,856

Net increase in net assets resulting from capital share transactions	330,477	82,473	115,103

Total net increase in net assets	220,698	640,768	65,201
Net assets at beginning of year	2,620,546	1,979,778	1,914,577

Net assets at end of year	$2,841,244	$2,620,546	$1,979,778

Net asset value per common share	$19.12	$19.17	$14.87

Common shares outstanding at end of year	148,575	136,697	133,099

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2006	2005	2004
(in thousands)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$245,123	$872,814	$249,486
Adjustments:
Portfolio investments	(2,257,828)	(1,668,113)	(1,472,396)
Principal collections related to investment repayments or sales	1,055,347	1,503,388	909,189
Change in accrued or reinvested interest and dividends	(11,296)	(6,594)	(52,193)
Net collection (amortization) of discounts and fees	1,713	(1,564)	(5,235)
Redemption of (investments in) U.S. Treasury bills	100,000	(100,000)	—
Redemption of (investments in) money market securities	(77,106)	(121,967)	—
Stock option expense	15,835	—	—
Changes in other assets and liabilities	36,418	33,023	18,716
Depreciation and amortization	1,800	1,820	1,433
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	(209,049)	(4,293)	(47,497)
Realized losses	24,169	69,565	150,462
Net change in unrealized (appreciation) or depreciation	477,409	(462,092)	68,712

Net cash provided by (used in) operating activities	(597,465)	115,987	(179,323)

Cash flows from financing activities:
Sale of common stock	295,769	—	70,251
Sale of common stock upon the exercise of stock options	11,734	66,688	32,274
Collections of notes receivable from sale of common stock	1,018	1,602	13,162
Borrowings under notes payable	700,000	350,000	340,212
Repayments on notes payable and debentures	(203,500)	(219,700)	(231,000)
Net borrowings under (repayments on) revolving line of credit	116,000	(20,250)	112,000
Redemption of preferred stock	—	—	(7,000)
Purchase of common stock held in deferred compensation trust	(9,855)	(7,968)	(13,687)
Other financing activities	(6,795)	(8,333)	(3,004)
Common stock dividends and distributions paid	(336,572)	(303,813)	(290,830)
Preferred stock dividends paid	(10)	(10)	(62)

Net cash provided by (used in) financing activities	567,789	(141,784)	22,316

Net decrease in cash	(29,676)	(25,797)	(157,007)
Cash at beginning of year	31,363	57,160	214,167

Cash at end of year	$1,687	$31,363	$57,160

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	$26,987	$—
(Business Services)	Equity Interests		5,305	—
	Guaranty ($1,100)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		610	918
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)		—	—

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	—
(Consumer Products)	Common Stock (148,838 shares)		3,848	—

Business Loan Express, LLC	Class A Equity Interests(25.0%)(6)	66,622	66,622	66,622
(Financial Services)	Class B Equity Interests		119,436	79,139
	Class C Equity Interests		109,301	64,976
	Guaranty ($189,706 — See Note 3)
	Standby Letters of Credit ($25,000 — See Note 3)

Calder Capital Partners, LLC(5)	Senior Loan (8.0%, Due 5/09)(6)	975	975	975
(Financial Services)	Equity Interests		2,076	2,076

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 10/08)	5,762	5,762	5,762
(Financial Services)	Common Stock (100 shares)		2,058	22,550

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	36,500	36,333	36,333
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,972	5,972
	Common Stock (884,880 shares)		16,649	19,619

CR Brands, Inc.	Subordinated Debt (16.6%, Due 2/13)	39,573	39,401	39,401
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	25,738

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	71,589	71,362	71,362
(Financial Services)	Preferred Stock (10,964 shares)		10,276	15,942
	Common Stock (14,735 shares)		14,819	65,186

ForeSite Towers, LLC	Equity Interests		7,620	12,290
(Tower Leasing)

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	15,957	15,957	15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	11,237
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08)(6)	11,792	11,803	—
(Business Services)	Common Stock (1,000 shares)		6,762	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Healthy Pet Corp.	Senior Loan (9.9%, Due 8/10)	$27,038	$27,038	$27,038
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	43,720	43,579	43,579
	Common Stock (30,142 shares)		30,142	28,921

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	8,664
	Warrants		1,155	3,336

Huddle House, Inc.	Senior Loan (8.9%, Due 12/11)	19,950	19,950	19,950
(Retail)	Subordinated Debt (15.0%, Due 12/12)	58,484	58,196	58,196
	Common Stock (415,328 shares)		41,662	41,662

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	873
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (16.1%, Due 9/12)	60,049	59,850	59,850
(Consumer Products)	Preferred Stock (25,000 shares)		25,000	7,845
	Common Stock (620,000 shares)		6,325	—

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	15,192	15,192	6,655
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, LLC	Senior Loan (14.0%, Due 5/09)(6)	7,646	7,646	4,843
(Financial Services)	Subordinated Debt (18.0%, Due 5/09)(6)	2,952	2,952	—
	Equity Interests		4,248	—

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	692	692	692
(Business Services)	Equity Interest		1,809	1,199

Mercury Air Centers, Inc.	Subordinated Debt (16.0%, Due 4/09 –
(Business Services)	11/12)	49,358	49,217	49,217
	Common Stock (57,970 shares)		35,053	195,019
	Standby Letters of Credit ($1,581)

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	27,299	27,245	27,245
(Business Services)	Subordinated Debt (14.5%, Due 6/09)	35,846	35,478	35,478
	Common Stock (648,661 shares)		643	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	38,173	37,994	37,994
(Business Services)	Equity Interests		21,128	25,949

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/07)(6)	35,040	26,192	26,192
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,223	962
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,733	27,619	27,619
(Business Services)	Common Stock (63,888 shares)		13,662	16,786

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Staffing Partners Holding
Company, Inc.	Subordinated Debt (13.5%, Due 1/07)(6)	$540	$540	$486
(Business Services)

Startec Global Communications
Corporation	Senior Loan (10.0%, Due 5/07 – 5/09)	15,965	15,965	15,965
(Telecommunications)	Common Stock (19,180,000 shares)		37,256	11,232

Sweet Traditions, LLC	Senior Loan (9.0%, Due 8/11)	39,022	35,172	35,172
(Retail)	Equity Interests		450	450
	Standby Letter of Credit ($120)

Triview Investments, Inc.(8)	Senior Loan (9.6%, Due 6/07 – 12/07)	14,758	14,747	14,747
(Broadcasting & Cable/Business	Subordinated Debt (16.0%, Due 9/11 – 7/12)	56,288	56,008	56,008
Services/Consumer Products)	Subordinated Debt (7.9%, Due 11/07 – 7/08)(6)	4,327	4,327	4,342
	Common Stock (202 shares)		98,604	31,322
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,578,822	$1,490,180

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$152,320	$151,648	$151,648
(Business Services)	Equity Interests		—	11,000

Air Medical Group Holdings LLC	Senior Loan (9.9%, Due 3/11)	1,828	1,763	1,763
(Healthcare Services)	Subordinated Debt (14.0%, Due 11/12)	35,180	35,128	35,128
	Equity Interests		3,470	5,950

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	602
(Business Services)	Common Stock (13,513 shares)		14	—

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,546	13,823

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC (5)	Equity Interests		5,873	5,554
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	24,244	24,163	24,163
(Industrial Products)	Common Stock (5,073 shares)		5,813	3,700

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,269	30,135	30,135
(Business Services)	Common Stock (40,000 shares)		4,000	4,100

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $67.3 million and a value of $7.5 million, Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $91.5 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a cost of $7.5 million and a value of $7.3 million.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CitiPostal, Inc. and Affiliates	Senior Loan (11.1%, Due 8/13-11/14)	$20,670	$20,569	$20,569
(Business Services)	Equity Interests		4,447	4,700

Creative Group, Inc.	Subordinated Debt (12.0%, Due 9/13)	15,000	13,656	13,656
(Business Services)	Warrant		1,387	1,387

Drew Foam Companies, Inc.	Preferred Stock (722 shares)		722	722
(Business Services)	Common Stock (7,287 shares)		7	7

MedBridge Healthcare, LLC	Senior Loan (6.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	1,813
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,306	—

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	20,000	19,879	19,879
(Business Services)	Equity Interests		2,000	2,000

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	10,998	10,978	10,978
(Consumer Products)	Equity Interests		1,755	1,486

PresAir LLC	Senior Loan (7.5%, Due 12/10)(6)	5,810	5,492	2,206
(Industrial Products)	Equity Interests		1,336	—

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	7,553	7,533	7,533
(Consumer Products)	Preferred Stock (500 shares)		500	1,024
	Common Stock (197 shares)		13	2,300
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	1,250	1,232	1,232
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	20,000	19,908	19,908
	Equity Interests		1,500	1,616

SGT India Private Limited(4)	Common Stock (109,524 shares)		3,944	3,346
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (11.6%, Due 11/10)	18,500	17,569	17,569
(Healthcare Services)	Equity Interests		2,163	2,541

Universal Environmental Services, LLC	Unitranche Debt (14.5%, Due 2/09)	10,989	10,962	10,211
(Business Services)	Equity Interests		1,795	—

Total companies 5% to 25% owned			$438,560	$449,813

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$26,857	$26,740	$26,740
(Consumer Products)

AgData, L.P.	Unitranche Debt (10.3%, Due 7/12)	11,330	11,269	11,269
(Consumer Services)

Anthony, Inc.	Subordinated Debt (13.3%, Due 8/11 –
(Industrial Products)	9/12)	14,818	14,768	14,768

Axium Healthcare Pharmacy, Inc.	Senior Loan (12.0%, Due 12/12)	200	161	161
(Healthcare Services)	Unitranche Debt (12.0%, Due 12/12)	9,000	8,956	8,956
	Common Stock (26,500 shares)		2,650	2,650

Baird Capital Partners IV Limited Partnership(5) (Private Equity Fund)	Limited Partnership Interest		876	876

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Bantek West, Inc.	Subordinated Debt (11.6%, Due 1/11)(6)	$30,000	$30,000	$21,463
(Business Services)

Benchmark Medical, Inc.	Warrants		18	—
(Healthcare Services)

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	110,030	109,648	109,648
(Business Services)	Common Stock (45,528,000 shares)(11)		45,528	43,578
	Warrants(11)		—	—
	Standby Letters of Credit ($9,981)

Breeze-Eastern Corporation(3)	Senior Loan (10.1%, Due 5/11)	10,000	10,000	10,000
(Industrial Products)

Broadcast Electronics, Inc.	Senior Loan (9.1%, Due 7/12)	4,963	4,930	4,930
(Business Services)

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	27,819	27,738	27,738
(Retail)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,951	18,951
(Senior Debt Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,476	9,476

Callidus Debt Partners
CLO Fund III, Ltd. (4)(9) (Senior Debt Fund)	Preferred Shares (23,600,000 shares, 12.7%) (12)		23,285	23,010

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(9)	Income Notes (13.8%)(12)		12,986	12,986
(Senior Debt Fund)

Callidus Debt Partners
CLO Fund V, Ltd. (4)(9)	Income Notes (15.8%)(12)		13,769	13,769
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,155
(Senior Debt Fund)	Income Notes (15.9%)(12)		50,960	47,421

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		2,141	2,873
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,900	13,900
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,306	3,412
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		531	531
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,991	1,889
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(12)	Represents the effective yield earned on these preferred equity investments. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	$5,000	$4,959	$4,959
(Financial Services)	Preferred Stock (32,500 shares)		3,900	3,900
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	34,158	34,067	34,067
(Education Services)

Compass Group Diversified
Holdings LLC(3)	Senior Loan (8.4%, Due 11/11)	8,500	8,375	8,375
(Financial Services)

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,158	18,075	18,075
(Industrial Products)

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.0%, Due 4/12)	67,500	67,146	67,146
(Business Services)	Equity Interests		2,000	2,300

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		1,137	1,137
(Private Equity)

CSAV, Inc.	Subordinated Debt (11.9%, Due 6/13)	37,500	37,500	37,500
(Business Services)

DCWV Acquisition Corporation	Senior Loan (8.9%, Due 7/12)	2,074	2,060	2,060
(Consumer Products)	Unitranche Debt (11.0%, Due 7/12)	16,788	16,694	16,694

Deluxe Entertainment Services Group, Inc.	Subordinated Debt (13.6%, Due 7/11)	30,000	30,000	30,000
(Business Services)

Distant Lands Trading Co.	Senior Loan (10.6%, Due 11/11)	2,700	2,656	2,656
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	54,375	54,130	54,130
	Common Stock (4,000 shares)		4,000	2,975

Drilltec Patents & Technologies
Company, Inc.	Subordinated Debt (18.0%, Due 8/06)	4,119	4,119	4,119
(Energy Services)	Subordinated Debt (16.5%, Due 8/06)(6)	10,994	10,918	9,121

Driven Brands, Inc.	Senior Loan (8.9%, Due 6/11)	37,070	36,918	36,918
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,684	82,684
(Consumer Services)	Common Stock (11,675,331 shares)(11)		29,455	19,702
	Warrants(11)		—	—

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	19,127	19,021	19,021
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	3,730	3,714	3,714

Dynamic India Fund IV(4)(5)	Equity Interests		3,850	3,850
(Private Equity Fund)

EarthColor, Inc.	Senior Loan (7.4%, Due 11/11)	35,000	35,000	35,000
(Business Services)	Subordinated Debt (15.0%, Due 11/13)	107,000	106,478	106,478
	Common Stock (53,540 shares)(11)		53,540	53,540
	Warrants(11)		—	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		6,274	2,090
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Elexis Beta GmbH(4)	Options		$426	$50
(Industrial Products)

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.4%, Due 3/11)	$20,000	19,931	19,931
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	320
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	22,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	23,945	22,481	22,481
(Energy Services)	Warrants		2,350	1,900

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	2,743	2,743	2,743
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,223	6,088
(Private Equity Fund)

Havco Wood Products LLC	Unitranche Debt (11.1%, Due 8/11)	19,654	18,615	18,615
(Industrial Products)	Equity Interests		1,049	3,000

Haven Eldercare of New England, LLC(10)	Subordinated Debt (12.0%, Due 8/09)	2,827	2,827	2,827
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0%, Due 4/07)	140	140	140
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	500	500	500
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,427	44,427
(Consumer Products)

The Homax Group, Inc.	Senior Loan (9.2%, Due 10/12)	12,485	12,485	12,485
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,171	13,171
	Preferred Stock (89 shares)		89	89
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,106

Hot Stuff Foods, LLC	Senior Loan (8.9%, Due 2/11-2/12)	48,580	48,351	48,351
(Consumer Products)	Subordinated Debt (13.7%, Due 8/12 – 2/13)	60,606	60,353	60,353
	Subordinated Debt (16.0%, Due 2/13)(6)	20,841	20,749	8,460
	Common Stock (1,122,452 shares)(11)		56,186	—
	Warrants(11)		—	—

Ideal Snacks Corporation	Senior Loan (9.0%, Due 6/10)	5,850	5,815	5,815
(Consumer Products)

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	29,500	29,314	29,314
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,986	21,914	21,914
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Kodiak Fund LP(5)	Equity Interests		$4,700	$4,656
(Private Equity Fund)

Line-X, Inc.	Senior Loan (9.1%, Due 8/11)	$2,000	1,981	1,981
(Consumer Products)	Unitranche Debt (10.0% Due 8/11)	48,509	48,306	48,306
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,623
(Business Services)	Common Stock (50,000 shares)		—	250

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)	33,600	33,448	33,448
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,155	8,719
	Common Stock (20,934 shares)(11)		20,942	—
	Warrants(11)		—	—

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,974	3,221
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 3/12 – 4/12)	16,336	15,100	16,318
(Energy Services)	Warrants		1,774	6,250

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	37,154	37,357	37,357
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	12,000	12,068	12,559

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,486	82,172	82,172
(Industrial Products)	Common Stock (559,603 shares)(11)		38,313	83,329
	Warrants(11)		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,834	1,947
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	800
(Business Services)

Odyssey Investment Partners Fund III,
LP(5)	Limited Partnership Interest		1,883	1,744
(Private Equity Fund)

Palm Coast Data, LLC	Senior Loan (8.9%, Due 8/10)	15,306	15,243	15,243
(Business Services)	Subordinated Debt (15.5%, Due 8/12 – 8/15)	30,396	30,277	30,277
	Common Stock (21,743 shares)(11)		21,743	41,707
	Warrants(11)		—	—

Passport Health
Communications, Inc.	Subordinated Debt (14.0%, Due 4/12)	10,145	10,101	10,101
(Healthcare Services)	Preferred Stock (651,381 shares)		2,000	2,189

Performant Financial Corporation	Common Stock (478,816 shares)		734	—
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	$57,500	$57,189	$57,189
(Industrial Products)	Equity Interests		2,500	2,500

Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	14,471	14,402	14,402
(Industrial Products)	Equity Interests		1,500	2,200

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	31,000	30,727	30,727
(Business Services)	Guaranty ($1,200)

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	41,501	41,094	41,094
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	1,200
	Standby Letters of Credit ($2,611)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,976	4,976
(Industrial Products)	Equity Interests		312	318

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	180

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,551	2,825
(Private Equity Fund)

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		326	326
(Private Equity Fund)

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	63,000	62,711	62,711
(Business Services)

STS Operating, Inc.	Subordinated Debt (15.0%, Due 1/13)	30,156	30,021	30,021
(Industrial Products)

The Step2 Company, LLC	Unitranche Debt (10.5%, Due 4/12)	67,898	67,457	67,457
(Consumer Products)	Equity Interests		2,000	1,763

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	15,000	14,468	14,468
(Business Services)	Warrants		710	3,300

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	12,947	12,892	12,892
(Consumer Products)	Equity Interests		1,190	747

Universal Air Filter Company	Unitranche Debt (11.0%, Due 11/11)	19,117	19,026	19,026
(Industrial Products)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		5,477	5,158
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	365
(Private Equity Fund)

VICORP Restaurants, Inc.	Warrants		33	—
(Retail)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		$1,329	$458
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	$40,000	39,407	39,407
(Consumer Products)	Warrants		1,219	5,120

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	2,400	2,400	2,400
(Consumer Products)

Woodstream Corporation	Subordinated Debt (13.5%, Due 11/12 – 5/13)	53,114	52,989	52,989
(Consumer Products)	Common Stock (180 shares)		673	3,885
	Warrants		—	2,815

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,249	44,045	44,045
(Business Services)	Common Stock (15,000 shares)		1,500	1,500

Other companies	Other debt investments(6)	223	223	218
	Other equity investments		8	—

Total companies less than 5% owned			$2,479,981	$2,437,908

Total private finance (145 portfolio companies)			$4,497,363	$4,377,901

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			December 31, 2006
	Interest	Number of
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,470	$19,692
	7.00%–8.99%	9	24,092	24,073
	9.00%–10.99%	4	24,117	24,117
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		18	$72,649	$71,852

Real Estate Owned			$15,708	$19,660

Equity Interests(2) — Companies more than 25% owned (Guarantees — $6,871)			$15,189	$26,671

Total commercial real estate finance			$103,546	$118,183

Total portfolio			$4,600,909	$4,496,084

	Yield	Cost	Value

Liquidity Portfolio
American Beacon Money Market Select FD Fund(14)	5.3%	$85,672	$85,672
Certificate of Deposit (Due March 2007)(14)	5.6%	40,565	40,565
American Beacon Money Market Fund(14)	5.2%	40,384	40,384
SEI Daily Income Tr Prime Obligation Fund(14)	5.2%	34,671	34,671
Blackrock Liquidity Funds(14)	5.2%	476	476

Total liquidity portfolio		$201,768	$201,768

Other Investments in Money Market Securities(14)
Columbia Treasury Reserves Money Market Fund	5.2%	$441	$441
Columbia Money Market Reserves	5.2%	$1	$1

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
(5) Non-registered investment company.
(13) Commercial mortgage loans totaling $18.9 million at value were on non-accrual status and therefore were considered non-income producing.
(14) Included in investments in money market and other securities on the accompanying Consolidated Balance Sheet.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established for specific purposes including holding real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging senior loans, to the Company and its portfolio companies.
      In addition, ACC had a subsidiary, Allied Investments L.P. (“Allied Investments”), which was licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). As of September 30, 2006, Allied Investments surrendered its SBIC license and on October 1, 2006, Allied Investments was merged into ACC.
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
      The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company has primarily invested in debt and equity securities of private companies in a variety of industries.
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 and 2004 balances to conform with the 2006 financial statement presentation.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if the Company has doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

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

Equity Securities
      The Company’s equity securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The determined equity values are generally discounted when the company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.
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
     Commercial Mortgage-Backed Securities (“CMBS”), Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”)
      CDO and CLO bonds and preferred shares/ income notes (“CDO/ CLO Assets”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CDO/ CLO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. The Company determines the fair value of its CDO/CLO Assets on an individual security-by-security basis.
      The Company recognizes interest income on the preferred shares/income notes using the effective interest method, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred share/income note from the date the estimated yield was changed. CDO and CLO bonds have stated interest rates.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). The Statement was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the prior year financial statements have not been restated. Under this method, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under Statement No. 123. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The effect of this adoption for the year ended December 31, 2006, was as follows:

2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$13.2
Options granted on or after January 1, 2006	2.4

Total employee stock option expense	$15.6

Per basic share	$0.11
Per diluted share	$0.11
      In addition to the employee stock option expense, for the year ended December 31, 2006, administrative expense included $0.2 million of expense related to options granted to directors during the year. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to January 1, 2006, no stock-based compensation cost was reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31, 2005 and 2004.

	2005	2004
($ in millions, except per share amounts)
Net increase in net assets resulting from operations as reported	$872.8	$249.5
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12.7)	(16.9)

Pro forma net increase in net assets resulting from operations	860.1	232.6
Less preferred stock dividends	—	(0.1)

Pro forma net income available to common shareholders	$860.1	$232.5

Basic earnings per common share:
As reported	$6.48	$1.92
Pro forma	$6.39	$1.79
Diluted earnings per common share:
As reported	$6.36	$1.88
Pro forma	$6.27	$1.76
      The stock option expense for 2006 and the pro forma expenses for 2005 and 2004 shown in the tables above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	4.8%	4.1%	2.9%
Expected volatility	29.1%	35.1%	37.0%
Dividend yield	9.0%	9.0%	8.8%
Weighted average fair value per option	$3.47	$3.94	$4.17
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
      To determine the stock options expense, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $11.3 million, $3.7 million, and $0.1 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $1.9 million, $1.0 million, and $0.1 million, respectively, related to options granted during the year ended December 31, 2006. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of December 31, 2006, is expected to be recognized over an estimated weighted-average period of 1.08 years.

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
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information
      Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the year presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares, if any.

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
      The consolidated financial statements include portfolio investments at value of $4.5 billion and $3.6 billion at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, 92% and 90%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
      In September 2006, the SEC released SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. The SAB allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The adoption of the SAB had no effect on the Company’s consolidated financial position or its results of operations.
Note 3. Portfolio

Private Finance
      At December 31, 2006 and 2005, the private finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$450.0	$405.2	8.4%	$284.7	$239.8	9.5%
Unitranche debt(2)	800.0	799.2	11.2%	294.2	294.2	11.4%
Subordinated debt	2,038.3	1,980.8	12.9%	1,610.2	1,560.9	13.8%

Total loans and debt securities (3)	3,288.3	3,185.2	11.9%	2,189.1	2,094.9	13.0%
Equity securities	1,209.1	1,192.7		917.3	1,384.4

Total	$4,497.4	$4,377.9		$3,106.4	$3,479.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At December 31, 2006 and 2005, the cost and value of subordinated debt included the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests was included in interest income. During the fourth quarter of 2006, the Class A equity interests were placed on non-accrual status. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $3,322.3 million and $2,216.3 million at December 31, 2006 and 2005, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $34.0 million and $27.2 million at December 31, 2006 and 2005, respectively.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At December 31, 2006 and 2005, 86% and 87%, respectively, of the private finance loans and debt securities had a fixed rate of interest and 14% and 13%, respectively, had a floating rate of interest. Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and may require payments of both principal and interest throughout the life of the loan. However, unitranche instruments generally allow for principal to be repaid at a slower rate than would generally be allowed under a more traditional senior loan/subordinated debt structure. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
      Equity securities consist primarily of securities issued by private companies and may be subject to certain restrictions on their resale and are generally illiquid. The Company may make equity investments for minority stakes in portfolio companies or may receive equity features, such as nominal cost warrants, in conjunction with its debt investments. The Company may also invest in the equity (preferred and/or voting or non-voting common) of a portfolio company where the Company’s equity ownership may represent a significant portion of the equity, but may or may not represent a controlling interest. If the Company invests in non-voting equity in a buyout investment, the Company generally has the option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. The Company may incur costs associated with making buyout investments that will be included in the cost basis of the Company’s equity investment. These include costs such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees, and other costs. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.
      Mercury Air Centers, Inc. At December 31, 2006, the Company’s investment in Mercury Air Centers, Inc. (Mercury) totaled $84.3 million at cost and $244.2 million at value, which included unrealized appreciation of $159.9 million. At December 31, 2005, the Company’s investment in Mercury totaled $113.3 million at cost and $167.1 million at value, which included unrealized appreciation of $53.8 million. The Company completed the purchase of a majority ownership in Mercury in April 2004.
      Total interest and related portfolio income earned from the Company’s investment in Mercury for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Interest income	$9.3	$8.8	$5.5
Fees and other income	0.6	0.7	1.9

Total interest and related portfolio income	$9.9	$9.5	$7.4

      Interest income from Mercury for the years ended December 31, 2006, 2005, and 2004, included interest income of $2.0 million, $1.6 million, and $1.0 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in Mercury of $106.1 million, $53.8 million, and zero for the years ended December 31, 2006, 2005, and 2004, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Mercury owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community. Mercury is headquartered in Richmond Heights, OH.
      Business Loan Express, LLC. BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, Small Business Administration’s 7(a) loans and small investment real estate loans. BLX is headquartered in New York, NY.
      The Company’s investment in BLX totaled $295.3 million at cost and $210.7 million at value, which included unrealized depreciation of $84.6 million, at December 31, 2006, and $299.4 million at cost and $357.1 million at value, which included unrealized appreciation of $57.7 million, at December 31, 2005. At December 31, 2006 and 2005, the Company owned 94.9% of the voting Class C equity interests. BLX has an equity appreciation rights plan for management that will dilute the value available to the Class C equity interest holders. Subsequent to December 31, 2006, in the first quarter of 2007 the Company increased its investment in BLX by $12 million by acquiring additional Class A equity interests.
      At December 31, 2005, the Company had a commitment to BLX of $30.0 million in the form of a subordinated revolving credit facility to provide working capital to BLX. There was $10.0 million outstanding under this facility at December 31, 2005. Outstanding borrowings under this facility were repaid in full and this facility matured on April 30, 2006.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
($ in millions)
Interest income on subordinated debt and Class A equity interests	$11.9	$14.3	$23.2
Dividend income on Class B equity interests	—	14.0	14.8
Fees and other income	7.8	9.2	12.0

Total interest and related portfolio income	$19.7	$37.5	$50.0

      Interest and dividend income from BLX for the years ended December 31, 2006, 2005, and 2004, included interest and dividend income of $5.7 million, $8.9 million, and $25.4 million, respectively, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests. In the fourth quarter of 2006, the Company placed its $66.6 million investment in BLX’s 25% Class A equity interests on non-accrual status, which resulted in lower interest income from its investment in BLX for 2006 as compared to 2005.
      As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. The Company holds all of BLX’s Class A and Class B equity interests, and 94.9% of the Class C equity interests. BLX’s taxable income is first allocated to the Class A equity interests to the extent that guaranteed dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C equity interests. BLX may declare dividends on its Class B equity interests. If declared, BLX would determine the amount of such dividends considering its estimated annual taxable income allocable to such interests. There were no dividends declared or paid in 2006.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Net change in unrealized appreciation or depreciation included a net decrease on the Company’s investment in BLX of $142.3 million and $32.3 million for the years ended December 31, 2006 and 2004, respectively, and a net increase of $2.9 million for the year ended December 31, 2005.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA and the United States Secret Service have announced an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. The Company understands that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. The Company understands that BLX is also working cooperatively with the SBA so that it may remain a preferred lender in the SBA 7(a) program and retain the ability to sell loans into the secondary market. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, the Company’s financial results could be negatively affected. The Company is monitoring the situation and has retained a third party to work with BLX to conduct a review of BLX’s current internal control systems, with a focus on preventing fraud and further strengthening the company’s operations.
      Further, on or about January 16, 2007, BLX and Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. The Company understands that BLX and BLC plan to vigorously contest the lawsuit. The Company is monitoring the litigation.
      As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. The Company has considered these matters in performing the valuation of BLX at December 31, 2006.
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period. At December 31, 2006 and 2005, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      At December 31, 2006, BLX had a three-year $500.0 million revolving credit facility provided by third party lenders that matures in March 2009. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. The total obligation guaranteed by the Company at December 31, 2006, was $189.7 million.
      This guaranty can be called by the lenders in the event of a default under the BLX credit facility, which includes certain defaults under the Company’s revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. At December 31, 2006, BLX would not have met the required maximum debt to net worth covenant requirement had the Company not made the additional $12 million investment in BLX in the first quarter of 2007 discussed above. Under the terms of the facility, the $12 million investment in BLX caused BLX to satisfy the leverage covenant requirement and BLX has determined that it was in compliance with the terms of this facility at December 31, 2006.
      At December 31, 2005, BLX had a $275 million revolving credit facility, which was replaced by the current facility discussed above. The Company had provided a similar unconditional guaranty to this facility’s lenders in an amount equal to 50% of BLX’s total obligations under the facility. The total obligation guaranteed by the Company at December 31, 2005, was $135.4 million.
      At December 31, 2006 and 2005, the Company had also provided four standby letters of credit totaling $25.0 million and $34.1 million, respectively, in connection with four term securitization transactions completed by BLX. In consideration for providing the revolving credit facility guaranty and the standby letters of credit, the Company earned fees of $6.1 million, $6.3 million, and $6.0 million for the years ended December 31, 2006, 2005, and 2004, respectively, which were included in fees and other income above. The remaining fees and other income relate to management fees from BLX. The Company did not charge a management fee to BLX in the fourth quarter of 2006.
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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain at closing on its equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, the Company realized additional gains resulting from post-closing adjustments totaling $1.3 million in

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
2006. In addition, there is potential for the Company to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. The Company’s realized gain of $434.4 million as of December 31, 2006, subject to post-closing adjustments, excludes any earn-out amounts.
      As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At December 31, 2006, the amount of the escrow included in other assets in the accompanying consolidated balance sheet was approximately $24 million.
      In connection with the sale transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which resulted in a realized gain of $4.8 million.
      The Company’s investment in Advantage at December 31, 2006, which was composed of subordinated debt and a minority equity interest, totaled $151.6 million at cost and $162.6 million at value. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the years ended December 31, 2006, 2005, and 2004, was $14.1 million, $37.4 million, and $21.3 million, respectively.
      Net change in unrealized appreciation or depreciation for the year ended December 31, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage and for the years ended December 31, 2005 and 2004, included an increase in unrealized appreciation of $378.4 million and $24.3 million, respectively, related to the Company’s majority equity interest investment in Advantage.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”). At December 31, 2006 and 2005, the Company owned bonds and preferred shares/income notes in collateralized loan obligations (CLOs) and a collateralized debt obligation (CDO) as follows:

	2006		2005

	Cost	Value	Cost	Value
($ in millions)
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.4	$28.5	$28.5
Callidus Debt Partners CLO Fund III, Ltd.	23.3	23.0	24.2	24.2
Callidus Debt Partners CLO Fund IV, Ltd.	13.0	13.0	—	—
Callidus MAPS CLO Fund I LLC	68.0	64.6	65.1	65.1
Callidus Debt Partners CLO Fund V, Ltd.	13.8	13.8	—	—

Total	$146.5	$142.8	$117.8	$117.8

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
      At both December 31, 2006 and 2005, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 85% of the face value of the securities issued in these CLOs and CDO. At December 31, 2006 and 2005, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 92% and 86% to 91%, respectively, of the face value of the securities issued in these CLOs.
      At December 31, 2006 and 2005, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 465 issuers and 336 issuers, respectively, and had balances as follows:

	2006	2005
($ in millions)
Bonds	$245.4	$230.7
Syndicated loans	1,769.9	704.0
Cash(1)	59.5	238.4

Total underlying collateral assets	$2,074.8	$1,173.1

(1)	Includes undrawn liability amounts.
     At December 31, 2006, there was one defaulted obligor in the underlying collateral assets of Callidus MAPS CLO Fund I, LLC. There were no other delinquencies in the underlying collateral assets in the other CLO and CDO issuances owned by the Company. At December 31, 2006, the total face value of defaulted obligations was $9.6 million, or approximately 0.5% of the total underlying collateral assets. At December 31, 2005, there were no delinquencies in the underlying collateral assets.

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
      Loans and Debt Securities on Non-Accrual Status. At December 31, 2006 and 2005, private finance loans and debt securities at value not accruing interest were as follows:

	2006	2005
($ in millions)
Loans and debt securities in workout status
Companies more than 25% owned	$51.1	$15.6
Companies 5% to 25% owned	4.0	—
Companies less than 5% owned	31.6	11.4
Loans and debt securities not in workout status
Companies more than 25% owned	87.1	58.0
Companies 5% to 25% owned	7.2	0.5
Companies less than 5% owned	38.9	49.5

Total	$219.9	$135.0

      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at December 31, 2006 and 2005, were as follows:

	2006	2005

Industry
Business services	39%	42%
Consumer products	20	14
Financial services	9	14
Industrial products	9	10
Consumer services	6	6
Retail	6	3
Healthcare services	3	2
Energy services	2	2
Other(1)	6	7

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	31%	29%
Midwest	30	21
Southeast	18	12
West	17	34
Northeast	4	4

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds which represented 3% of the private finance portfolio at both December 31, 2006 and 2005. These funds invest in senior debt representing a variety of industries.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Commercial Real Estate Finance
      At December 31, 2006 and 2005, the commercial real estate finance portfolio consisted of the following:

	2006			2005

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Commercial mortgage loans	$72.6	$71.9	7.5%	$103.9	$102.6	7.6%
Real estate owned	15.7	19.6		14.2	13.9
Equity interests	15.2	26.7		13.6	10.6

Total	$103.5	$118.2		$131.7	$127.1

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At December 31, 2006, approximately 96% and 4% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2005, approximately 97% and 3% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2006 and 2005, loans with a value of $18.9 million and $20.8 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at December 31, 2006 and 2005, were as follows:

	2006	2005

Property Type
Hospitality	45%	37%
Office	20	11
Retail	19	16
Housing	13	30
Other	3	6

Total	100%	100%

Geographic Region
Southeast	36%	25%
Mid-Atlantic	35	31
Midwest	21	21
Northeast	8	5
West	—	18

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares (“CDOs”). On May 3, 2005, the Company completed the sale of its portfolio of CMBS bonds and CDO bonds and preferred shares to affiliates of Caisse de dépôt et placement du Québec (the Caisse) for cash proceeds of $976.0 million and realized a net gain of $227.7 million, after transaction and other costs of $7.8 million. Transaction costs included investment banking fees, legal and other professional fees, and other transaction costs. Upon the closing of the sale, the Company settled all the hedge positions relating to these assets, which resulted in a net realized loss of $0.7 million, which has been included in the net realized gain on the sale. The value of these assets prior to their sale was determined on an individual security-by-security basis. The net gain realized upon the sale of $227.7 million reflects the total value received for the portfolio as a whole. Simultaneous with the sale of the Company’s CMBS and CDO portfolio, the Company entered into certain agreements with affiliates of the Caisse, including a platform assets purchase agreement, pursuant to which the Company agreed to sell certain additional commercial real estate-related assets to the Caisse, subject to certain adjustments and closing conditions.
      The platform assets purchase agreement was completed on July 13, 2005, and the Company received total cash proceeds from the sale of the platform assets of approximately $5.3 million. No gain or loss resulted from the transaction. Under this agreement, the Company agreed not to primarily invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, or through May 2008, subject to certain limitations and excluding the Company’s existing portfolio and related activities.
Note 4. Debt
      At December 31, 2006 and 2005, the Company had the following debt:

	2006				2005

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.4	$1,041.4	6.1%		$1,164.5	$1,164.5	6.2%
Publicly issued unsecured notes payable	650.0	650.0	6.6%		—	—	—
SBA debentures(2)	—	—	—%		28.5	28.5	7.5%

Total notes payable and debentures	1,691.4	1,691.4	6.3%		1,193.0	1,193.0	6.3%
Revolving line of credit(5)	922.5	207.7	6.4	%(3)	772.5	91.8	5.6	%(3)

Total debt	$2,613.9	$1,899.1	6.5	%(4)	$1,965.5	$1,284.8	6.5	%(4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	The SBA debentures were repaid in full during 2006.

(3)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.9 million and $3.3 million at December 31, 2006 and 2005, respectively.

(4)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

(5)	At December 31, 2006, $673.8 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $41.0 million issued under the credit facility.
  Notes Payable and Debentures
      Privately Issued Unsecured Notes Payable. The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At December 31, 2006, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
      The Company has also privately issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s other unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, the Company entered into a cross currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.
      On October 16, 2006, the Company repaid $150.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 7.2%.
      On May 1, 2006, the Company issued $50.0 million of seven-year, unsecured notes with a fixed interest rate of 6.8%. This debt matures in May 2013. The proceeds from the issuance of the notes were used in part to repay $25 million of 7.5% unsecured long-term notes that matured on May 1, 2006.
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
      Publicly Issued Unsecured Notes Payable. During 2006, the Company completed public issuances of unsecured notes as follows:

	Amount	Coupon	Maturity Date
($ in millions)
July 25, 2006	$400.0	6.625%	July 15, 2011
December 8, 2006	250.0	6.000%	April 1, 2012

Total	$650.0

      The notes require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      SBA Debentures. At December 31, 2005, the Company had debentures payable to the SBA with original terms of ten years and at fixed interest rates ranging from 5.9% to 6.4%. The debentures required semi-annual interest-only payments with all principal due upon maturity. During the years ended December 31, 2006 and 2005, the Company repaid $28.5 million and $49.0 million, respectively, of the SBA debentures. At December 31, 2006, the Company had no debentures payable to the SBA.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      Scheduled Maturities. Scheduled future maturities of notes payable at December 31, 2006, were as follows:

Year	Amount Maturing

($ in millions)
2007	$—
2008	153.0
2009	268.9
2010	408.0
2011	472.5
Thereafter	389.0

Total	$1,691.4

Revolving Line of Credit
      At December 31, 2006, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At December 31, 2005, the commitments under the facility were $772.5 million. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.9 million and $3.3 million at December 31, 2006 and 2005, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.
      The average debt outstanding on the revolving line of credit was $142.1 million and $33.3 million, respectively, for the years ended December 31, 2006 and 2005. The maximum amount borrowed under this facility and the weighted average stated interest rate for the years ended December 31, 2006 and 2005, were $540.3 million and 6.3%, respectively, and $263.3 million and 4.4%, respectively. At December 31, 2006, the amount available under the revolving line of credit was $673.8 million, net of amounts committed for standby letters of credit of $41.0 million issued under the credit facility.

Fair Value of Debt
      The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.9 billion and $1.3 billion at December 31, 2006 and 2005, respectively. The fair value of the Company’s debt was determined using market interest rates as of the balance sheet date for similar instruments.

Covenant Compliance
      The Company has various financial and operating covenants required by the privately issued unsecured notes payable and the revolving line of credit outstanding at December 31, 2006. These

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of December 31, 2006 and 2005, the Company was in compliance with these covenants.
      The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of December 31, 2006, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of December 31, 2006 and 2005, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $202.1 million and $148.6 million, respectively, and had extended standby letters of credit aggregating $41.0 million and $37.1 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $243.1 million and $185.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $2.4 million and $2.5 million, respectively, had been recorded as a liability for the Company’s guarantees and no amounts had been recorded as a liability for the Company’s standby letters of credit.
      As of December 31, 2006, the guarantees and standby letters of credit expired as follows:

	Total	2007	2008	2009	2010	2011	After 2011
(in millions)
Guarantees	$202.1	$0.6	$3.0	$192.2	$—	$4.4	$1.9
Standby letters of credit(1)	41.0	4.0	37.0	—	—	—	—

Total(2)	$243.1	$4.6	$40.0	$192.2	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.
(2)	The Company’s most significant commitments relate to its investment in Business Loan Express, LLC (BLX), which commitments totaled $214.7 million at December 31, 2006. At December 31, 2006, the Company guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit for a total guaranteed amount of $189.7 million and had also provided four standby letters of credit totaling $25.0 million in connection with four term securitizations completed by BLX. See Note 3.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At December 31, 2006, the Company had outstanding commitments to fund investments totaling $435.0 million, including $426.0 million related to private finance investments and $9.0 related to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees and Commitments, continued
commercial real estate finance investments. In addition, during the fourth quarter of 2004 and the first quarter of 2005, the Company sold certain commercial mortgage loans that the Company may be required to repurchase under certain circumstances. These recourse provisions expire by April 2007. The aggregate outstanding principal balance of these sold loans was $4.2 million at December 31, 2006.
Note 6. Shareholders’ Equity
      Sales of common stock for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005(1)	2004
(in millions)
Number of common shares	10.9	—	3.0

Gross proceeds	$310.2	$—	$75.0
Less costs, including underwriting fees	(14.4)	—	(4.7)

Net proceeds	$295.8	$—	$70.3

(1)	The Company did not sell any common stock during the year ended December 31, 2005.
     The Company issued 0.3 million shares of common stock with a value of $7.2 million as consideration for an additional investment in Mercury Air Centers, Inc. during the year ended December 31, 2005, and 0.1 million shares of common stock with a value of $3.2 million as consideration for an investment in Legacy Partners Group, LLC during the year ended December 31, 2004.
      The Company issued 0.5 million shares, 3.0 million shares, and 1.6 million shares of common stock upon the exercise of stock options during the years ended December 31, 2006, 2005, and 2004, respectively.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the years ended December 31, 2006, 2005, and 2004, the Company issued new shares in order to satisfy dividend reinvestment requests. Dividend reinvestment plan activity for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
(in millions, except per share amounts)
Shares issued	0.5	0.3	0.2
Average price per share	$30.58	$28.00	$26.34

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Earnings Per Common Share
      Earnings per common share for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
(in millions, except per share amounts)
Net increase in net assets resulting from operations	$245.1	$872.8	$249.5
Less preferred stock dividends	—	—	(0.1)

Income available to common shareholders	$245.1	$872.8	$249.4

Weighted average common shares outstanding — basic	142.4	134.7	129.8
Dilutive options outstanding	3.2	2.6	2.7

Weighted average common shares outstanding — diluted	145.6	137.3	132.5

Basic earnings per common share	$1.72	$6.48	$1.92

Diluted earnings per common share	$1.68	$6.36	$1.88

Note 8. Employee Compensation Plans
      The Company’s 401(k) retirement investment plan is open to all of its full-time employees who are at least 21 years of age. The employees may elect voluntary pre-tax wage deferrals ranging from 0% to 100% of eligible compensation for the year up to $15 thousand annually for the 2006 plan year. Plan participants who were age 50 or older during the 2006 plan year were eligible to defer an additional $5 thousand during the year. The Company makes contributions to the 401(k) plan of up to 5% of each participant’s eligible compensation for the year up to a maximum compensation permitted by the IRS, which fully vests at the time of contribution. For the year ended December 31, 2006, the maximum compensation was $0.2 million. Employer contributions that exceed the IRS limitation are directed to the participant’s deferred compensation plan account as discussed below. Total 401(k) contribution expense for the years ended December 31, 2006, 2005, and 2004, was $1.2 million, $1.0 million, and $0.9 million, respectively.
      The Company also has a deferred compensation plan. Eligible participants in the deferred compensation plan may elect to defer some of their compensation and have such compensation credited to a participant account. In addition, the Company makes contributions to the deferred compensation plan on compensation deemed ineligible for a 401(k) contribution. Contribution expense for the deferred compensation plan for the years ended December 31, 2006, 2005, and 2004, was $1.5 million, $0.7 million, and $0.7 million, respectively. All amounts credited to a participant’s account are credited solely for purposes of accounting and computation and remain assets of the Company and subject to the claims of the Company’s general creditors. Amounts credited to participants under the deferred compensation plan are at all times 100% vested and non-forfeitable. A participant’s account shall become distributable upon his or her separation from service, retirement, disability, death, or at a future determined date. All deferred compensation plan accounts will be distributed in the event of a change of control of the Company or in the event of the Company’s insolvency. Amounts deferred by participants under the deferred compensation plan are funded to a trust, which is administered by trustees. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at December 31, 2006 and 2005, totaled $18.6 million and $16.6 million, respectively.
      The Company has an Individual Performance Award (“IPA”), which was established as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
Directors has approved a non-qualified deferred compensation plan (“DCP II”), which is administered through a trust by a third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the years ended December 31, 2006, 2005, and 2004, 0.3 million shares, 0.3 million shares, and 0.5 million shares, respectively, were purchased in the DCP II.
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
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At December 31, 2006 and 2005, common stock held in DCP II was $28.3 million and $19.5 million, respectively, and the IPA liability was $33.9 million and $22.3 million, respectively. At December 31, 2006 and 2005, the DCP II held 1.0 million shares and 0.7 million shares, respectively, of the Company’s common stock.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
      The IPA expense for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
($ in millions)
IPA contributions	$8.1	$7.0	$13.4
IPA mark to market expense (benefit)	2.9	2.0	(0.4)

Total IPA expense	$11.0	$9.0	$13.0

      The Company also has an individual performance bonus (“IPB”) which was established in 2005. The IPB is distributed in cash to award recipients equally throughout the year as long as the recipient remains employed by the Company. If a recipient terminated employment during the year, any remaining cash payments under the IPB were forfeited. For the years ended December 31, 2006 and 2005, the IPB expense was $8.1 million and $6.9 million, respectively. The IPA and IPB expenses are included in employee expenses.
Note 9. Stock Option Plan
      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted to officers generally vest ratably over a three year period. Options granted to non-officer directors vest on the grant date.
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
      At both December 31, 2006 and 2005, there were 32.2 million shares authorized under the Option Plan. At December 31, 2006 and 2005, the number of shares available to be granted under the Option Plan was 1.6 million and 3.0 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      Information with respect to options granted, exercised and forfeited under the Option Plan for the years ended December 31, 2006, 2005, and 2004, was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate Intrinsic
		Price Per	Remaining	Value at
	Shares	Share	Term (Years)	December 31, 2006(1)

(in millions, except per share amounts)
Options outstanding at January 1, 2004	14.9	$20.68
Granted	8.2	$28.34
Exercised	(1.6)	$19.73
Forfeited	(1.1)	$26.07

Options outstanding at December 31, 2004	20.4	$23.55

Granted	6.8	$27.37
Exercised	(3.0)	$22.32
Forfeited	(1.9)	$27.83

Options outstanding at December 31, 2005	22.3	$24.52
Granted	1.8	$29.88
Exercised	(0.5)	$22.99
Forfeited	(0.4)	$27.67

Options outstanding at December 31, 2006	23.2	$24.92	6.27	$180.1

Exercisable at December 31, 2006	16.7	$23.70	5.60	$150.2

Exercisable and expected to be exercisable at December 31, 2006(2)	22.7	$24.85	6.24	$178.0

(1)	Represents the difference between the market value of the options at December 31, 2006, and the cost for the option holders to exercise the options.

(2)	The amount of options expected to be exercisable at December 31, 2006, is calculated based on an estimate of expected forfeitures.
     The fair value of the shares vested during the years ended December 31, 2006, 2005, and 2004, was $16.1 million, $16.2 million, and $18.7 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005, and 2004, was $3.6 million, $18.4 million, and $12.2 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
	Total	Remaining	Average	Total	Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

(in millions, except per share amounts and years)
$16.81 — $17.88	2.4	3.28	$16.97	2.4	$16.97
$19.00 — $21.38	1.8	1.04	$21.30	1.8	$21.30
$21.52	3.3	5.95	$21.52	3.3	$21.52
$21.59 — $24.98	2.6	5.49	$22.43	2.4	$22.23
$25.50 — $27.38	1.8	7.35	$26.49	1.4	$26.47
$27.51	5.2	8.59	$27.51	1.7	$27.51
$28.98	4.3	7.19	$28.98	3.2	$28.98
$29.23 — $30.52	1.8	7.18	$29.88	0.5	$29.77

	23.2	6.27	$24.92	16.7	$23.70

     Notes Receivable from the Sale of Common Stock
      As a business development company under the 1940 Act, the Company is entitled to provide and has provided loans to the Company’s officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to its executive officers. The outstanding loans are full recourse, have varying terms not exceeding ten years, bear interest at the applicable federal interest rate in effect at the date of issue and have been recorded as a reduction to shareholders’ equity. At December 31, 2006 and 2005, the Company had outstanding loans to officers of $2.9 million and $3.9 million, respectively. Officers with outstanding loans repaid principal of $1.0 million, $1.6 million, and $13.2 million, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company recognized interest income from these loans of $0.2 million, $0.2 million, and $0.5 million, respectively, during these same periods. This interest income is included in interest and dividends for companies less than 5% owned.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes
      For the years ended December 31, 2006, 2005, and 2004, the Company’s Board of Directors declared the following distributions:

	2006		2005		2004

	Total	Total Per	Total	Total Per	Total	Total Per
	Amount	Share	Amount	Share	Amount	Share

(in millions, except per share amounts)
First quarter	$82.5	$0.59	$76.1	$0.57	$73.3	$0.57
Second quarter	84.1	0.60	76.2	0.57	73.5	0.57
Third quarter	88.8	0.61	78.8	0.58	74.0	0.57
Fourth quarter	92.0	0.62	79.3	0.58	75.8	0.57
Extra dividend	7.5	0.05	4.1	0.03	2.7	0.02

Total distributions to common shareholders	$354.9	$2.47	$314.5	$2.33	$299.3	$2.30

      For income tax purposes, distributions for 2006, 2005, and 2004, were composed of the following:

	2006		2005		2004

	Total	Total Per	Total	Total Per	Total	Total Per
	Amount	Share	Amount	Share	Amount	Share

(in millions, except per share amounts)
Ordinary income	$177.4	$1.23	$157.3	$1.17	$145.3	$1.12
Long-term capital gains	177.5	1.24	157.2	1.16	154.0	1.18

Total distributions to common shareholders(1)	$354.9	$2.47	$314.5	$2.33	$299.3	$2.30

(1)	For the years ended December 31, 2006, 2005 and 2004, ordinary income included dividend income of approximately $0.04 per share, $0.03 per share, and $0.04 per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate.

(2)	For certain eligible corporate shareholders, the dividend received deduction for 2006, 2005, and 2004, was $0.042 per share, $0.034 per share, and $0.038 per share, respectively.
     The Company’s Board of Directors also declared a dividend of $0.63 per common share for the first quarter of 2007.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
      The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

($ in millions)	(ESTIMATED)(1)
Financial statement net increase in net assets resulting from operations	$245.1	$872.8	$249.5
Adjustments:
Net change in unrealized appreciation or depreciation	477.4	(462.1)	68.7
Amortization of discounts and fees	(0.3)	4.7	(5.4)
Interest- and dividend-related items	7.3	5.5	6.3
Employee compensation-related items	18.1	3.0	7.7
Nondeductible excise tax	15.1	6.2	1.0
Realized gains recognized (deferred) through installment treatment(2)	(181.1)	(5.9)	(33.7)
Other realized gain or loss related items	11.5	18.6	5.5
Net income (loss) from partnerships and limited liability companies(3)	(1.9)	18.0	8.6
Net loss from consolidated SBIC subsidiary	—	(8.4)	15.2
Net (income) loss from consolidated taxable subsidiary, net of tax	3.9	(5.0)	(1.0)
Other	0.4	(2.4)	0.8

Taxable income	$595.5	$445.0	$323.2

(1)	The Company’s taxable income for 2006 is an estimate and will not be finally determined until the Company files its 2006 tax return in September 2007. Therefore, the final taxable income may be different than this estimate.

(2)	2006 includes the deferral of long-term capital gains through installment treatment related to the Company’s sale of its control equity investment in Advantage and certain other portfolio companies.

(3)	Includes taxable income passed through to the Company from BLX in excess of interest and related portfolio income from BLX included in the financial statements totaling $3.7 million, $15.4 million, and $10.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 3 for additional related disclosure.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
      The Company must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. The Company has distributed and currently intends to distribute or retain through a deemed distribution sufficient dividends to eliminate taxable income. Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For income tax purposes, distributions for 2006, 2005, and 2004, were made from taxable income as follows:

	2006	2005	2004

($ in millions)	(ESTIMATED)(1)
Taxable income	$595.5	$445.0	$323.2
Taxable income earned in current year and carried forward for distribution in next year(2)	(397.1)	(156.5)	(26.0)
Taxable income earned in prior year and carried forward and distributed in current year	156.5	26.0	2.1

Total distributions to common shareholders	$354.9	$314.5	$299.3

(1)	The Company’s taxable income for 2006 is an estimate and will not be finally determined until the Company files its 2006 tax return in September 2007. Therefore, the final taxable income and the taxable income earned in 2006 and carried forward for distribution in 2007 may be different than this estimate.

(2)	Estimated taxable income for 2006 includes undistributed income of $397.1 million that is being carried over for distribution in 2007, which represents approximately $120.6 million of ordinary income and approximately $276.5 million of net long-term capital gains.
     The Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company’s 2006 (estimated), 2005, and 2004, annual taxable income were in excess of its dividend distributions from such taxable income in 2006, 2005, and 2004, and accordingly, the Company accrued an excise tax of $15.4 million, $6.2 million, and $1.0 million, respectively, on the excess taxable income carried forward. In 2006, the Company reversed $0.3 million of excise tax which was over accrued in 2005, resulting in excise tax expense of $15.1 million for the year ended December 31, 2006.
      In addition to excess taxable income carried forward, the Company currently estimates that it has cumulative deferred taxable income related to installment sale gains of approximately $220.7 million as of December 31, 2006, which is composed of cumulative deferred taxable income of $39.6 million as of December 31, 2005, and approximately $181.1 million for the year ended December 31, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The realized gains deferred through installment treatment for 2006 are estimates and will not be finally determined until the Company files its 2006 tax return in September 2007.
      The Company’s undistributed book earnings of $502.2 million as of December 31, 2006, resulted from undistributed ordinary income and long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from the current year into the next year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes as discussed above.
      At December 31, 2006 and 2005, the aggregate gross unrealized appreciation of the Company’s investments above cost for federal income tax purposes was $613.1 million (estimated) and $789.1 million,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
respectively. At December 31, 2006 and 2005, the aggregate gross unrealized depreciation of the Company’s investments below cost for federal income tax purposes was $418.8 million (estimated) and $308.8 million, respectively. The aggregate net unrealized appreciation of the Company’s investments over cost for federal income tax purposes was $194.3 million (estimated) and $480.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the aggregate cost of securities, for federal income tax purposes was $4.3 billion (estimated) and $3.1 billion, respectively.
      The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the years ended December 31, 2006, 2005, and 2004, AC Corp’s income tax expense (benefit) was $(0.1) million, $5.3 million, and $1.0 million, respectively. For the years ended December 31, 2005, and 2004, paid in capital was increased for the tax benefit of amounts deducted for tax purposes but not for financial reporting purposes primarily related to stock-based compensation by $3.7 million and $3.8 million, respectively.
      The net deferred tax asset at December 31, 2006, was $6.9 million, consisting of deferred tax assets of $13.7 million and deferred tax liabilities of $6.8 million. The net deferred tax asset at December 31, 2005, was $4.1 million, consisting of deferred tax assets of $8.9 million and deferred tax liabilities of $4.8 million. At December 31, 2006, the deferred tax assets primarily related to compensation-related items and the deferred tax liabilities primarily related to depreciation. Management believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance at December 31, 2006, 2005, or 2004.
Note 11. Cash
      The Company places its cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.
      At December 31, 2006 and 2005, cash consisted of the following:

	2006	2005
($ in millions)
Cash	$2.3	$33.4
Less escrows held	(0.6)	(2.0)

Total cash	$1.7	$31.4

Note 12. Supplemental Disclosure of Cash Flow Information
      The Company paid interest of $90.6 million, $75.2 million, and $74.6 million, respectively, for the years ended December 31, 2006, 2005, and 2004.
      Principal collections related to investment repayments or sales include the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $0.2 million, $8.4 million, and $11.4 million, for the years ended December 31, 2006, 2005, and 2004, respectively.
      Non-cash operating activities for the year ended December 31, 2006, included the following:

•	a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Supplemental Disclosure of Cash Flow Information, continued

•	a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million;

•	the exchange of existing debt securities and accrued interest of S.B. Restaurant Company with a cost basis of $29.2 million for new debt securities;

•	the exchange of existing debt securities, preferred stock and common stock of Border Foods, Inc. with a cost basis of $16.6 million for new preferred and common equity securities; and

•	the exchange of existing preferred stock and common stock of Redox Brands, Inc. with a cost basis of $10.2 million for common stock in CR Brands, Inc.
      Non-cash operating activities for the year ended December 31, 2005, included the following:

•	the exchange of existing subordinated debt securities and accrued interest of BLX with a cost basis of $44.8 million for additional Class B equity interests (see Note 3);

•	the exchange of debt securities and accrued interest of Coverall North America, Inc. with a cost basis of $24.2 million for new debt securities and warrants with a total cost basis of $26.8 million;

•	the exchange of debt securities of Garden Ridge Corporation with a cost basis of $25.0 million for a new loan with a cost basis of $22.5 million; and

•	the contribution to capital of existing debt securities of GAC Investments, Inc. (“GAC”) with a cost basis of $11.0 million, resulting in a decrease in the Company’s debt cost basis and an increase in the Company’s common stock cost basis in GAC. During the third quarter of 2005, GAC changed its name to Triview Investments, Inc.
      Non-cash operating activities for the year ended December 31, 2004, included the following:

•	notes or other securities received as consideration from the sale of investments of $56.6 million. Notes received included a note received for $47.5 million in conjunction with the sale of the Company’s investment in Hillman. During the second quarter of 2004, the Company sold a $5.0 million participation in its subordinated debt in Hillman to a third party, which reduced its investment, and no gain or loss resulted from the transaction;

•	an exchange of $93.7 million of subordinated debt in certain predecessor companies of Advantage Sales & Marketing, Inc. for new subordinated debt in Advantage;

•	an exchange of existing debt securities with a cost basis of $46.4 million for new debt and common stock in Startec Global Communications Corporation;

•	an exchange of existing debt securities with a cost basis of $13.1 million for new debt of $11.3 million with the remaining cost basis attributed to equity in Fairchild Industrial Products Company;

•	an exchange of existing loans with a cost basis of $11.1 million for a new loan and equity in Gordian Group, Inc.;

•	the repayment in kind of $12.7 million of existing debt in American Healthcare Services, Inc. with $10.0 million of debt in MedBridge Healthcare, LLC and $2.7 million of debt and equity from other companies;

•	an exchange of existing subordinated debt with a cost basis of $7.3 million for equity interests in an affiliate of Impact Innovations Group, LLC;

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Supplemental Disclosure of Cash Flow Information, continued

•	GAC acquired certain assets of Galaxy out of bankruptcy during the third quarter of 2004. The Company exchanged its $50.7 million outstanding debt in Galaxy for debt and equity in GAC to facilitate the asset acquisition; and

•	$25.5 million of CMBS bonds and LLC interests received from the securitization of commercial mortgage loans.
      Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $15.0 million, $9.3 million, and $5.8 million, for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, the non-cash financing activities included the issuance of $7.2 million of the Company’s common stock as consideration for an additional investment in Mercury Air Centers, Inc. for the year ended December 31, 2005, and the issuance of $3.2 million of the Company’s common stock as consideration for an investment in Legacy Partners Group, LLC for the year ended December 31, 2004.
Note 13. Hedging Activities
      At December 31, 2005, the Company had invested in commercial mortgage loans that were purchased at prices that were based in part on comparable Treasury rates and the Company had entered into transactions with one or more financial institutions to hedge against movement in Treasury rates on certain of these commercial mortgage loans. These transactions, referred to as short sales, involved the Company receiving the proceeds from the short sales of borrowed Treasury securities, with the obligation to replenish the borrowed Treasury securities at a later date based on the then current market price. Borrowed Treasury securities and the related obligations to replenish the borrowed Treasury securities at value, including accrued interest payable on the obligations, as of December 31, 2005, consisted of the following:

($ in millions)
Description of Issue	2005

5-year Treasury securities, due April 2010	$17.7
      During the fourth quarter of 2006, the Company sold commercial mortgage loans with a total outstanding principal balance of $21.1 million and realized a gain of $0.7 million. As these loans were purchased at prices that were based in part on comparable Treasury rates, the Company had a related hedge in place to protect against movements in Treasury rates. Upon the loan sale, the Company settled the related hedge, which resulted in a realized gain of $0.5 million, which was included in the realized gain on the sale of $0.7 million. At December 31, 2006, the Company did not have any similar hedges in place.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Financial Highlights

	At and for the Years
	Ended December 31,

	2006	2005	2004

Per Common Share Data
Net asset value, beginning of year	$19.17	$14.87	$14.94

Net investment income(1)	1.30	1.00	1.52
Net realized gains(1)(2)	3.66	1.99	0.88

Net investment income plus net realized gains(1)	4.96	2.99	2.40
Net change in unrealized appreciation or depreciation(1)(2)	(3.28)	3.37	(0.52)

Net increase in net assets resulting from operations (1)	1.68	6.36	1.88

Net decrease in net assets from shareholder distributions	(2.47)	(2.33)	(2.30)
Net increase in net assets from capital share transactions(1)	0.74	0.27	0.35

Net asset value, end of year	$19.12	$19.17	$14.87

Market value, end of year	$32.68	$29.37	$25.84
Total return(3)	20.6%	23.5%	1.1%
Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$2,841.2	$2,620.5	$1,979.8
Common shares outstanding at end of year	148.6	136.7	133.1
Diluted weighted average common shares outstanding	145.6	137.3	132.5
Employee, employee stock option and administrative expenses/average net assets	5.38%	6.56%	4.65%
Total operating expenses/average net assets	9.05%	9.99%	8.53%
Net investment income/average net assets	6.90%	6.08%	10.45%
Net increase in net assets resulting from operations/ average net assets	8.94%	38.68%	12.97%
Portfolio turnover rate	27.05%	47.72%	32.97%
Average debt outstanding	$1,491.0	$1,087.1	$985.6
Average debt per share(1)	$10.24	$7.92	$7.44

(1)	Based on diluted weighted average number of common shares outstanding for the year.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from year to year.

(3)	Total return assumes the reinvestment of all dividends paid for the periods presented.
Note 15. Selected Quarterly Data (Unaudited)

	2006

($ in millions, except per share amounts)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$111.0	$110.5	$113.4	$117.7
Net investment income	$41.3	$50.2	$48.7	$49.1
Net increase in net assets resulting from operations	$99.6	$33.7	$77.9	$33.9
Basic earnings per common share	$0.72	$0.24	$0.54	$0.23
Diluted earnings per common share	$0.70	$0.24	$0.53	$0.23

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Selected Quarterly Data (Unaudited), continued

	2005

	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$94.9	$86.2	$94.9	$98.2
Net investment income	$38.8	$15.3	$46.1	$37.1
Net increase in net assets resulting from operations	$119.6	$311.9	$113.2	$328.1
Basic earnings per common share	$0.90	$2.33	$0.84	$2.40
Diluted earnings per common share	$0.88	$2.29	$0.82	$2.36
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
      In late December 2006, the Company received a subpoena from the U.S. Attorney for the District of Columbia requesting, among other things, the production of records regarding the use of private investigators by the Company or its agents. The Board established a committee, which was advised by its own counsel, to review this matter. In the course of gathering documents responsive to the subpoena, the Company became aware that an agent of the Company obtained what were represented to be telephone records of David Einhorn and which purport to be records of calls from Greenlight Capital during a period of time in 2005. Also, while the Company was gathering documents responsive to the subpoena, allegations were made that the Company’s management had authorized the acquisition of these records and that management was subsequently advised that these records had been obtained. The Company’s management has stated that these allegations are not true. The Company is cooperating fully with the inquiry by the United States Attorney’s office.
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s complaint names as defendants the members of Allied Capital’s Board of Directors; Allied Capital is a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty by the Board of Directors arising from internal controls failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is captioned Dana Ross v. Walton, et al., CV 00402. Dana Ross claims that, between March 1, 2006, and January 10, 2007, Allied Capital either failed to disclose or misrepresented information concerning the loan origination practices of Business Loan Express, LLC, an Allied Capital

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16. Litigation, continued
portfolio company. Dana Ross seeks unspecified compensatory and other damages, as well as other relief. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously.
      In addition, the Company is party to certain lawsuits in the normal course of business.
      While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.
Item 9A. Controls and Procedures.
      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the year covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
      (b) Management’s Annual Report on Internal Control over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting.” Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in the report that is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.
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
Item 9B. Other Information.
      None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
      Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Committees of the Board of Directors” and “Corporate Governance — Information about Executive Officers” of our definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, scheduled to be held on May 15, 2007, (the “2007 Proxy Statement”).
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
      Our common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that the company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after the 2006 annual meeting of stockholders, William L. Walton, our Chairman and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.
Item 11. Executive Compensation.
      Information in response to this Item is incorporated by reference to subsections “Proposal 1. Election of Directors — Director Compensation” and “Executive Compensation” of the 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information in response to this Item is incorporated by reference to the subsections “Proxy Statement — Security Ownership of Management and Certain Beneficial Owners” of the 2007 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
      Information in response to this Item is incorporated by reference to the section “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” of the 2007 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
      Information in response to this Item is incorporated by reference to the subsections “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to KPMG LLP for 2006 and 2005” and “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Report of the Audit Committee” of the 2007 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:

1. The following financial statements are filed herewith under Item 8:

Management’s Report on Internal Control Over Financial Reporting

Reports of the Independent Registered Public Accounting Firm

Consolidated Balance Sheet — December 31, 2006 and 2005

Consolidated Statement of Operations — For the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statement of Changes in Net Assets — For the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statement of Cash Flows — For the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statement of Investments — December 31, 2006

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

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).

Exhibit
Number		Description

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).
10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).

Exhibit
Number		Description

10	.20(e)*	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006.
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.23*	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll.
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10	.28*	Code of Ethics.
10.29		Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30		Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
     A.C. Corporation                                                                 Delaware
     Allied Capital REIT, Inc.                                                     Maryland
     Allied Capital Holdings LLC                                               Delaware
Allied Capital Beteiligungsberatung GmbH (inactive) Germany

Exhibit
Number		Description

23	*	Report and Consent of KPMG LLP, independent registered public accounting firm.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

/s/ William L. Walton

William L. Walton
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ William L. Walton William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Ann Torre Bates Ann Torre Bates	Director	February 28, 2007

/s/ Brooks H. Browne Brooks H. Browne	Director	February 28, 2007

/s/ John D. Firestone John D. Firestone	Director	February 28, 2007

/s/ Anthony T. Garcia Anthony T. Garcia	Director	February 28, 2007

/s/ Edwin L. Harper Edwin L. Harper	Director	February 28, 2007

/s/ Lawrence I. Hebert Lawrence I. Hebert	Director	February 28, 2007

/s/ John I. Leahy John I. Leahy	Director	February 28, 2007

/s/ Robert E. Long Robert E. Long	Director	February 28, 2007

/s/ Alex J. Pollock Alex J. Pollock	Director	February 28, 2007

/s/ Marc F. Racicot Marc F. Racicot	Director	February 28, 2007

/s/ Guy T. Steuart II Guy T. Steuart II	Director	February 28, 2007

Title
Signature	(Capacity)	Date

/s/ Joan M. Sweeney Joan M. Sweeney	Director	February 28, 2007

/s/ Laura W. van Roijen Laura W. van Roijen	Director	February 28, 2007

/s/ Penni F. Roll Penni F. Roll	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006.
10.23		Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll.
10.28		Code of Ethics.
23		Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	December 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Acme Paging, L.P.	Senior Loan(5)	$(176)		$—	$3,750	$(3,750)	$—
(Telecommunications)	Subordinated Debt(5)	(3)		—	881	(881)	—
	Common Stock			—	27	(27)	—

Advantage Sales &	Subordinated Debt	1,712		59,787	213	(60,000)	—
Marketing, Inc.(7)	Subordinated Debt	5,555		124,000	374	(124,374)	—
(Business Services)	Common Stock			476,578	—	(476,578)	—

Alaris Consulting, LLC	Senior Loan(5)	(63)		—	—	—	—
(Business Services)	Equity Interests			—	—	—	—

American Healthcare	Senior Loan(5)		$1	4,097	502	(4,599)	—
Services, Inc. and Affiliates
(Healthcare Services)

Avborne, Inc.	Preferred Stock			892	73	(47)	918
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Border Foods, Inc.	Preferred Stock			—	—	—	—
(Consumer Products)	Common Stock			—	—	—	—

Business Loan Express, LLC	Subordinated Debt	38		10,000	15,000	(25,000)	—
(Financial Services)	Class A Equity
	Interests(5)	11,889		60,693	5,929	—	66,622
	Class B Equity Interests			146,910	—	(67,771)	79,139
	Class C Equity Interests			139,521	—	(74,545)	64,976

Calder Capital Partners, LLC	Senior Loan(5)			—	975	—	975
(Financial Services)	Equity Interests			—	2,076	—	2,076

Callidus Capital Corporation	Senior Loan	441		600	8,705	(9,305)	—
(Financial Services)	Subordinated Debt	972		4,832	930	—	5,762
	Common Stock			7,968	14,582	—	22,550

Coverall North America, Inc.	Unitranche Debt	1,926		—	36,333	—	36,333
(Business Services)	Subordinated Debt	395		—	5,972	—	5,972
	Common Stock			—	19,729	(110)	19,619
	Warrants			—	—	—	—

CR Brands, Inc.	Senior Loan	1,109		—	37,219	(37,219)	—
(Consumer Products)	Subordinated Debt	5,700		—	39,401	—	39,401
	Common Stock			—	33,321	(7,583)	25,738

Diversified Group	Preferred Stock	87		728	—	(728)	—
Administrators, Inc.	Preferred Stock			841	—	(841)	—
(Business Services)	Common Stock	68		502	—	(502)	—

Financial Pacific Company	Subordinated Debt	12,415		69,904	1,458	—	71,362
(Financial Services)	Preferred Stock			13,116	2,826	—	15,942
	Common Stock			44,180	21,006	—	65,186

ForeSite Towers, LLC	Equity Interests	329		9,750	2,540	—	12,290
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt(5)			11,198	138	(99)	11,237
	Preferred Equity
	Interest			4,303	—	(4,303)	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(18)		4,161	392	(4,553)	—
(Business Services)	Common Stock			—	220	(220)	—

Healthy Pet Corp.	Senior Loan	1,746		4,086	24,252	(1,300)	27,038
(Consumer Services)	Subordinated Debt	6,549		38,535	5,230	(186)	43,579
	Common Stock			25,766	4,500	(1,345)	28,921

HMT, Inc.	Preferred Stock			2,637	—	—	2,637
(Energy Services)	Common Stock			5,343	3,321	—	8,664
	Warrants			2,057	1,279	—	3,336

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	December 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Huddle House, Inc.	Senior Loan	$59		$—	$19,950	$—	$19,950
(Retail)	Subordinated Debt	296		—	58,196	—	58,196
	Common Stock			—	41,662	—	41,662

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			742	131	—	873

Insight Pharmaceuticals	Subordinated Debt	9,724		58,298	1,552	—	59,850
Corporation	Preferred Stock			26,791	—	(18,946)	7,845
(Consumer Products)	Common Stock			236	—	(236)	—

Jakel, Inc.	Subordinated Debt(5)			—	6,655	—	6,655
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, LLC	Senior Loan (5)			5,029	—	(186)	4,843
(Financial Services)	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	18	(18)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	43		621	71	—	692
(Business Services)	Equity Interest			2,226	—	(1,027)	1,199

Mercury Air Centers, Inc.	Senior Loan	1,231		31,720	4,000	(35,720)	—
(Business Services)	Subordinated Debt	8,076		46,519	5,698	(3,000)	49,217
	Common Stock			88,898	106,121	—	195,019

MVL Group, Inc.	Senior Loan	3,605		27,218	1,000	(973)	27,245
(Business Services)	Subordinated Debt	5,052		32,417	3,061	—	35,478
	Common Stock			3,211	—	(3,211)	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt	2,473		—	37,994	—	37,994
(Business Services)	Equity Interests			—	25,949	—	25,949

Pennsylvania Avenue
Investors, L.P.	Equity Interests			1,864	1,193	(3,057)	—
(Private Equity Fund)

Powell Plant Farms, Inc.	Senior Loan(5)	2,394		23,792	10,625	(8,225)	26,192
(Consumer Products)	Subordinated Debt(5)			7,364	—	(6,402)	962
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Redox Brands, Inc.	Preferred Stock	363		12,097	1,708	(13,805)	—
(Consumer Products)	Warrants			500	84	(584)	—

Service Champ, Inc.	Subordinated Debt	4,339		26,906	713	—	27,619
(Business Services)	Common Stock			13,319	3,467	—	16,786

Staffing Partners Holding	Subordinated Debt(5)		$355	6,343	—	(5,857)	486
Company, Inc.	Preferred Stock			1,812	3,156	(4,968)	—
(Business Services)	Common Stock			—	60	(60)	—
	Warrants			—	—	—	—

Startec Global Communications
Corporation	Senior Loan	2,165		21,685	3,540	(9,260)	15,965
(Telecommunications)	Common Stock			—	11,232	—	11,232

STS Operating, Inc.	Subordinated Debt	328		6,593	123	(6,716)	—
(Industrial Products)	Common Stock			64,963	—	(64,963)	—
	Options			560	—	(560)	—

Sweet Traditions, LLC	Senior Loan	1,755		—	36,150	(978)	35,172
(Consumer Products)	Equity Interests			—	450	—	450

Triview Investments, Inc.	Senior Loan	1,302		7,449	7,298	—	14,747
(Broadcasting & Cable/	Subordinated Debt	8,692		30,845	25,163	—	56,008
Consumer Products/	Subordinated Debt(5)			19,520	742	(15,920)	4,342
Business Services)	Common Stock	68		29,171	11,516	(9,365)	31,322

Total companies more than 25% owned		$102,636		$1,887,651			$1,490,180

Companies 5% to 25% Owned

Advantage Sales &	Subordinated Debt	$14,050		$—	$151,648	$—	$151,648
Marketing, Inc.(7)	Equity Interests			—	15,272	(4,272)	11,000
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	3,298		—	8,097	(6,334)	1,763
(Healthcare Services)	Subordinated Debt	2,145		42,267	35,488	(42,627)	35,128
	Equity Interests	1,694		4,025	3,393	(1,468)	5,950

Alpine ESP Holdings, Inc.	Preferred Stock			—	622	(20)	602
(Business Services)	Common Stock			—	14	(14)	—

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE
Portfolio Company		Credited		December 31, 2005	Gross	Gross	December 31, 2006
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Amerex Group, LLC	Subordinated Debt	$669		$—	$8,400	$—	$8,400
(Consumer Products)	Equity Interests			—	13,860	(37)	13,823

Aspen Pet Products, Inc.	Subordinated Debt	1,130		19,959	399	(20,358)	—
(Consumer Products)	Preferred Stock	29		1,638	516	(2,154)	—
	Common Stock			17	123	(140)	—
	Warrants			—	—	—	—

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			—	5,867	(313)	5,554
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	3,545		23,543	620	—	24,163
(Industrial Products)	Common Stock			2,200	1,500	—	3,700

BI Incorporated	Senior Loan	125		—	15,000	(15,000)	—
(Business Services)	Subordinated Debt	3,484		—	30,135	—	30,135
	Common Stock			—	4,100	—	4,100

CitiPostal, Inc. and Affiliates	Senior Loan	1,061		—	20,689	(120)	20,569
(Business Services)	Common Stock			—	4,700	—	4,700

Creative Group, Inc.	Subordinated Debt	583		—	13,656	—	13,656
(Business Services)	Warrants			—	1,387	—	1,387

Drew Foam Companies, Inc.	Preferred Stock			—	722	—	722
(Business Services)	Common Stock			—	7	—	7

The Debt Exchange Inc.	Preferred Stock			3,219	—	(3,219)	—
(Business Services)

MedBridge Healthcare, LLC	Senior Loan(5)			7,093	71	—	7,164
(Healthcare Services)	Subordinated Debt(5)			534	1,279	—	1,813
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	501	(501)	—

Multi-Ad Services, Inc.	Unitranche Debt	348		—	19,879	—	19,879
(Business Services)	Equity Interests			—	2,000	—	2,000

Nexcel Synthetics, LLC	Subordinated Debt	1,604		10,588	390	—	10,978
(Consumer Products)	Equity Interests			1,367	119	—	1,486

PresAir LLC	Senior Loan(5)		$261	—	5,492	(3,286)	2,206
(Industrial Products)	Unitranche Debt(5)			5,820	328	(6,148)	—
	Equity Interests			318	5	(323)	—

Progressive International
Corporation	Subordinated Debt	1,223		7,376	157	—	7,533
(Consumer Products)	Preferred Stock			884	140	—	1,024
	Common Stock			13	2,287	—	2,300
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	72		—	1,232	—	1,232
(Healthcare Services)	Unitranche Debt	1,152		—	19,908	—	19,908
	Equity Interests			—	1,616	—	1,616

SGT India Private Limited	Common Stock			—	3,944	(598)	3,346
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	2,013		13,447	4,122	—	17,569
(Healthcare Services)	Equity Interests			2,308	233	—	2,541

Universal Environmental
Services, LLC	Unitranche Debt	1,529		10,862	101	(752)	10,211
(Business Services)	Equity Interests			1,328	13	(1,341)	—

Total companies 5% to 25% owned		$39,754		$158,806			$449,813

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2006 and 2005.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increased in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at December 31, 2006, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	Included in the companies more than 25% owned category while the Company held a majority equity interest. On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company’s investment in Advantage after the sale transaction is included in the companies 5% to 25% owned category. See Note 3 to the consolidated financial statements for further information.