Form 10-Q
period 2007-03-31
ALLIED CAPITAL CORP
filed 2007-05-08
CIK 3906

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended March 31, 2007

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On May 7, 2007, there were 152,279,012 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2007-$1,836,724; 2006-$1,578,822)	$1,773,164	$1,490,180
Companies 5% to 25% owned (cost: 2007-$438,374; 2006-$438,560)	457,871	449,813
Companies less than 5% owned (cost: 2007-$2,159,014; 2006-$2,479,981)	2,145,284	2,437,908

Total private finance (cost: 2007-$4,434,112; 2006-$4,497,363)	4,376,319	4,377,901
Commercial real estate finance (cost: 2007-$103,384; 2006-$103,546)	122,529	118,183

Total portfolio at value (cost: 2007-$4,537,496; 2006-$4,600,909)	4,498,848	4,496,084
Investments in money market and other securities	271,170	202,210
Accrued interest and dividends receivable	67,690	64,566
Other assets	148,041	122,958
Cash	327	1,687

Total assets	$4,986,076	$4,887,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2007-$—; 2006-$—)	$1,891,516	$1,691,394
Revolving line of credit	—	207,750
Accounts payable and other liabilities	116,283	147,117

Total liabilities	2,007,799	2,046,261

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000 shares authorized; 152,124 and 148,575 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	15	15
Additional paid-in capital	2,595,936	2,493,335
Common stock held in deferred compensation trust	(31,371)	(28,335)
Notes receivable from sale of common stock	(2,715)	(2,850)
Net unrealized appreciation (depreciation)	(57,164)	(123,084)
Undistributed earnings	473,576	502,163

Total shareholders’ equity	2,978,277	2,841,244

Total liabilities and shareholders’ equity	$4,986,076	$4,887,505

Net asset value per common share	$19.58	$19.12

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three
	Months Ended
	March 31,

	2007	2006
(in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$27,157	$30,146
Companies 5% to 25% owned	11,861	5,650
Companies less than 5% owned	62,965	53,085

Total interest and dividends	101,983	88,881

Fees and other income
Companies more than 25% owned	3,989	12,087
Companies 5% to 25% owned	28	2,716
Companies less than 5% owned	1,952	7,327

Total fees and other income	5,969	22,130

Total interest and related portfolio income	107,952	111,011

Expenses:
Interest	30,288	24,485
Employee	21,928	21,428
Employee stock options	3,661	3,606
Administrative	13,224	11,334

Total operating expenses	69,101	60,853

Net investment income before income taxes	38,851	50,158
Income tax expense (benefit), including excise tax	(649)	8,858

Net investment income	39,500	41,300

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(1,350)	433,187
Companies 5% to 25% owned	166	(343)
Companies less than 5% owned	28,850	(9)

Total net realized gains	27,666	432,835
Net change in unrealized appreciation or depreciation	65,920	(374,548)

Total net gains	93,586	58,287

Net increase in net assets resulting from operations	$133,086	$99,587

Basic earnings per common share	$0.89	$0.72

Diluted earnings per common share	$0.87	$0.70

Weighted average common shares outstanding — basic	149,503	138,759

Weighted average common shares outstanding — diluted	152,827	141,738

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,

	2007	2006
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$39,500	$41,300
Net realized gains	27,666	432,835
Net change in unrealized appreciation or depreciation	65,920	(374,548)

Net increase in net assets resulting from operations	133,086	99,587

Shareholder distributions:
Common stock dividends	(95,753)	(82,518)

Net decrease in net assets resulting from shareholder distributions	(95,753)	(82,518)

Capital share transactions:
Sale of common stock	93,784	82,970
Issuance of common stock in lieu of cash distributions	4,266	3,640
Issuance of common stock upon the exercise of stock options	1,366	3,935
Stock option expense	3,661	3,606
Net decrease in notes receivable from sale of common stock	135	130
Purchase of common stock held in deferred compensation trust	(3,089)	(2,121)
Distribution of common stock held in deferred compensation trust	53	38
Other	(476)	—

Net increase in net assets resulting from capital share transactions	99,700	92,198

Total increase in net assets	137,033	109,267
Net assets at beginning of period	2,841,244	2,620,546

Net assets at end of period	$2,978,277	$2,729,813

Net asset value per common share	$19.58	$19.50

Common shares outstanding at end of period	152,124	139,984

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2007	2006
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$133,086	$99,587
Adjustments:
Portfolio investments	(170,216)	(647,851)
Principal collections related to investment repayments or sales	235,509	340,410
Change in accrued or reinvested interest and dividends	(11,267)	2,061
Net collection (amortization) of discounts and fees	(1,844)	(277)
Redemption of (investments in) money market securities	(66,335)	(16,726)
Stock option expense	3,661	3,606
Changes in other assets and liabilities	(40,453)	2,797
Depreciation and amortization	507	433
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	(2,814)	(179,987)
Realized losses	5,515	3,651
Net change in unrealized (appreciation) or depreciation	(65,920)	374,548

Net cash provided by (used in) operating activities	19,429	(17,748)

Cash flows from financing activities:
Sale of common stock	93,784	82,970
Sale of common stock upon the exercise of stock options	1,366	3,935
Collections of notes receivable from sale of common stock	135	130
Borrowings under notes payable	200,000	—
Repayments on notes payable and debentures	—	(12,000)
Net borrowings under (repayments on) revolving line of credit	(207,750)	1,250
Purchase of common stock held in deferred compensation trust	(3,089)	(2,121)
Other financing activities	(6,325)	53
Common stock dividends and distributions paid	(98,910)	(82,976)

Net cash provided by (used in) financing activities	(20,789)	(8,759)

Net decrease in cash	(1,360)	(26,507)
Cash at beginning of period	1,687	31,363

Cash at end of period	$327	$4,856

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	$26,987	$—
(Business Services)	Equity Interests		5,877	—
	Guaranty ($1,100)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		611	873
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	—
(Consumer Products)	Common Stock (148,838 shares)		3,847	—

Business Loan Express, LLC (Financial Services)	Class A Equity Interests(25.0% — See Note 3)(6)	85,822	85,822	85,822
	Class B Equity Interests		119,436	79,139
	Class C Equity Interests		109,301	64,976
	Guaranty ($182,392 — See Note 3)
	Standby Letters of Credit ($20,000 — See Note 3)

Calder Capital Partners, LLC(5)	Senior Loan (8.0%, Due 5/09)(6)	1,326	1,326	1,326
(Financial Services)	Equity Interests		2,154	2,154

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/08)	1,150	1,150	1,150
(Financial Services)	Subordinated Debt (18.0%, Due 10/08)	6,021	6,021	6,021
	Common Stock (100 shares)		2,067	24,493

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	35,054	34,896	34,896
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,974	5,974
	Common Stock (884,880 shares)		16,648	21,475

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	39,917	39,752	39,752
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	30,880

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	35,750	35,574	35,574
(Financial Services)	Common Stock (2,097,234 shares)		19,250	19,250

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	71,947	71,732	71,732
(Financial Services)	Preferred Stock (10,964 shares)		10,276	16,739
	Common Stock (14,735 shares)		14,819	67,540

ForeSite Towers, LLC	Equity Interests		—	557
(Tower Leasing)

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	15,957	15,957	15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	4,930
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08)(6)	11,792	11,798	—
(Business Services)	Common Stock (1,000 shares)		6,942	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Healthy Pet Corp.	Senior Loan (9.9%, Due 8/10)	$32,338	$32,338	$32,338
(Consumer Services)	Subordinated Debt (15.0%, Due 8/10)	43,939	43,807	43,807
	Common Stock (30,142 shares)		30,142	43,818

HMT, Inc.	Preferred Stock (554,052 shares)		2,637	2,637
(Energy Services)	Common Stock (300,000 shares)		3,000	30,173
	Warrants		1,155	11,617

Hot Stuff Foods, LLC	Senior Loan (8.8%, Due 2/11-2/12)	49,770	49,549	49,549
(Consumer Products)	Subordinated Debt (13.7%, Due 8/12 – 2/13)	60,606	60,361	57,254
	Subordinated Debt (16.0%, Due 2/13)(6)	20,841	20,749	—
	Common Stock (1,147,453 shares)		56,187	—

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	58,515	58,239	58,239
(Retail)	Common Stock (415,328 shares)		41,533	43,078

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	319
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	44,257	44,116	44,116
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	14,510
	Preferred Stock (25,000 shares)		25,000	—
	Common Stock (620,000 shares)		6,325	—

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	15,692	15,692	—
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	4,843	4,843	4,843
(Financial Services)	Equity Interests		4,261	613

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	698	698	698
(Business Services)	Equity Interest		1,809	1,980

Mercury Air Centers, Inc.	Subordinated Debt (16.0%, Due 4/09 –
(Business Services)	11/12)	49,862	49,737	49,737
	Common Stock (57,970 shares)		35,053	251,709
	Standby Letters of Credit ($75)

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,613	30,613
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	39,449	39,092	39,092
	Common Stock (648,661 shares)		643	1,333

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	38,459	38,287	38,287
(Business Services)	Equity Interests		21,128	23,965

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/07)(6)	38,990	30,142	30,142
(Consumer Products)	Subordinated Debt (20.0%, Due 6/03)(6)	19,291	19,223	3,837
	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,910	27,802	27,802
(Business Services)	Common Stock (63,888 shares)		13,662	16,488

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Staffing Partners Holding
Company, Inc.	Subordinated Debt (13.5%, Due 1/07)(6)	$541	$541	$540
(Business Services)

Startec Global Communications
Corporation	Senior Loan (10.0%, Due 5/07 – 5/09)	13,583	13,583	13,583
(Telecommunications)	Common Stock (19,180,000 shares)		37,255	17,085

Sweet Traditions, Inc.	Senior Loan (9.0%, Due 8/11)	39,022	35,382	35,382
(Retail)	Preferred Stock (961 Shares)		950	950
	Common Stock (10,000 Shares)		50	50
	Standby Letter of Credit ($120)

Triview Investments, Inc.(8)	Senior Loan (9.6%, Due 6/07 – 12/07)	14,758	14,754	14,754
(Broadcasting & Cable/Business	Subordinated Debt (15.4%, Due 1/10 – 7/12)	63,455	63,142	63,142
Services/Consumer Products)	Subordinated Debt (8.4%, Due 11/07 – 7/08)(6)	4,850	4,850	4,850
	Common Stock (202 shares)		102,755	39,024
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,836,724	$1,773,164

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$153,082	$152,433	$152,433
(Business Services)	Equity Interests		—	11,000

Air Medical Group Holdings LLC	Senior Loan (9.0%, Due 3/11)	2,557	2,495	2,495
(Healthcare Services)	Subordinated Debt (14.0%, Due 11/12)	35,183	35,133	35,133
	Equity Interests		3,470	6,900

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	543
(Business Services)	Common Stock (13,513 shares)		14	—

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,527	20,235

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC (5)	Equity Interests		5,873	5,554
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	24,399	24,321	24,321
(Industrial Products)	Common Stock(5,073 shares)		5,813	3,300

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,385	30,256	30,256
(Business Services)	Common Stock (40,000 shares)		4,000	6,000

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $67.8 million and a value of $7.8 million, Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $93.4 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a cost of $18.8 million and a value of $20.6 million.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CitiPostal, Inc. and Affiliates	Senior Loan (11.1%, Due 8/13-11/14)	$20,423	$20,326	$20,326
(Business Services)	Equity Interests		4,415	5,350

Creative Group, Inc.	Subordinated Debt (12.0%, Due 9/13)	15,000	13,686	13,686
(Business Services)	Warrant		1,387	865

Drew Foam Companies, Inc.	Preferred Stock (722 shares)		722	688
(Business Services)	Common Stock (7,287 shares)		7	—

MedBridge Healthcare, LLC	Senior Loan (6.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	2,408
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,416	—

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	19,900	19,785	19,785
(Business Services)	Equity Interests		2,000	1,777

Nexcel Synthetics, LLC	Subordinated Debt (14.5%, Due 6/09)	8,000	7,982	7,982
(Consumer Products)	Equity Interests		1,755	759

PresAir LLC	Senior Loan (7.5%, Due 12/10)(6)	5,810	5,492	2,462
(Industrial Products)	Equity Interests		1,341	—

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	7,591	7,574	7,574
(Consumer Products)	Preferred Stock (500 shares)		500	1,046
	Common Stock (197 shares)		13	2,800
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	1,250	1,232	1,232
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	20,000	19,913	19,913
	Equity Interests		1,500	1,640

SGT India Private Limited(4)	Common Stock (109,524 shares)		4,093	3,040
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (11.6%, Due 11/10)	19,500	18,603	18,603
(Healthcare Services)	Equity Interests		2,170	2,542

Universal Environmental Services, LLC	Unitranche Debt (15.5%, Due 2/09)	10,989	10,963	9,659
(Business Services)	Equity Interests		1,810	—

Total companies 5% to 25% owned			$438,374	$457,871

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$27,111	$26,999	$26,999
(Consumer Products)

AgData, L.P.	Unitranche Debt (10.3%, Due 7/12)	11,330	11,272	11,272
(Consumer Services)

Axium Healthcare Pharmacy, Inc.	Unitranche Debt (12.0%, Due 12/12)	9,000	8,920	8,920
(Healthcare Services)	Common Stock (26,500 shares)		2,650	1,800

Baird Capital Partners IV Limited Partnership(5) (Private Equity Fund)	Limited Partnership Interest		1,183	962

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Benchmark Medical, Inc.	Warrants		$18	$—
(Healthcare Services)

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	$110,030	109,665	109,665
(Business Services)	Common Stock (45,528,000 shares)(11)		45,528	46,755
	Warrants(11)		—	—
	Standby Letters of Credit ($9,981)

Breeze-Eastern Corporation(3)	Senior Loan (10.1%, Due 5/11)	9,975	9,975	9,975
(Industrial Products)

Broadcast Electronics, Inc.	Senior Loan (9.1%, Due 7/12)	4,950	4,919	4,919
(Business Services)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,946	18,988
(Senior Debt Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,473	9,494

Callidus Debt Partners
CLO Fund III, Ltd. (4)(9) (Senior Debt Fund)	Preferred Shares (23,600,000 shares, 9.9%) (10)		22,702	22,514

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(9)	Income Notes (13.1%)(10)		12,795	12,795
(Senior Debt Fund)

Callidus Debt Partners
CLO Fund V, Ltd. (4)(9)	Income Notes (15.8%)(10)		14,320	14,320
(Senior Debt Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,145
(Senior Debt Fund)	Income Notes (13.3%)(10)		50,963	46,463

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		997	2,215
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,906	13,906
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,760	4,016
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		1,072	987
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,801	1,501
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(10)	Represents the effective yield earned on these preferred equity investments. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	$10,000	$9,962	$9,962
(Financial Services)	Preferred Stock (32,500 shares)		3,900	3,900
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (16.0%, Due 12/10)	34,420	34,334	34,334
(Education Services)

Compass Group Diversified
Holdings LLC(3)	Senior Loan (8.4%, Due 11/11)	9,069	8,952	8,952
(Financial Services)

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,226	18,146	18,146
(Industrial Products)

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.0%, Due 4/12)	60,000	59,663	59,663
(Business Services)	Equity Interests		2,000	2,700

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		1,712	1,226
(Private Equity)

CSAV, Inc.	Subordinated Debt (11.8%, Due 6/13)	37,500	37,500	37,500
(Business Services)

DCWV Acquisition Corporation	Senior Loan (8.8%, Due 7/12)	3,700	3,687	3,687
(Consumer Products)	Unitranche Debt (11.0%, Due 7/12)	16,575	16,485	16,485

Deluxe Entertainment Services Group, Inc.	Subordinated Debt (13.6%, Due 7/11)	30,000	30,000	30,000
(Business Services)

Distant Lands Trading Co.	Senior Loan (10.1%, Due 11/11)	5,450	5,408	5,408
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	54,375	54,144	54,144
	Common Stock (4,000 shares)		4,000	3,194

Drilltec Patents & Technologies
Company, Inc.	Subordinated Debt (18.0%, Due 8/06)	4,119	4,119	4,119
(Energy Services)	Subordinated Debt (16.5%, Due 8/06)(6)	10,994	10,918	10,994

Driven Brands, Inc.	Senior Loan (8.9%, Due 6/11)	37,070	36,926	36,926
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,701	82,701
(Consumer Services)	Common Stock (11,675,331 shares)(11)		29,455	19,935
	Warrants(11)		—	—

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	17,838	17,737	17,737
(Business Services)	Convertible Subordinated Debt
	(10.0%, Due 2/16)	3,824	3,808	3,808

Dynamic India Fund IV(4)(5)	Equity Interests		3,850	3,850
(Private Equity Fund)

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	107,000	106,497	106,497
(Business Services)	Common Stock (53,540 shares)(11)		53,540	51,796
	Warrants(11)		—	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		6,274	2,738
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Elexis Beta GmbH(4)	Options		$426	$50
(Industrial Products)

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.4%, Due 3/11)	$20,000	19,935	19,935
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	270
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	22,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	23,495	22,105	22,105
(Energy Services)	Warrants		2,350	2,100

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 5/07)	2,489	2,489	2,489
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,223	6,139
(Private Equity Fund)

Havco Wood Products LLC	Senior Debt (9.9%, Due 8/11)	2,000	1,982	1,982
(Industrial Products)	Unitranche Debt (11.5%, Due 8/11)	13,600	12,707	12,707
	Equity Interests		1,055	3,000

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)	2,527	2,527	2,527
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	500	500	500
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,434	44,434
(Consumer Products)

The Homax Group, Inc.	Senior Loan (9.2%, Due 10/12)	12,550	12,550	12,550
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,189	13,189
	Preferred Stock (89 shares)		89	80
	Common Stock (28 shares)		6	—
	Warrants		1,106	993

Ideal Snacks Corporation	Senior Loan (9.0%, Due 6/10)	5,850	5,818	5,818
(Consumer Products)

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	29,000	28,823	28,823
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	22,098	22,029	22,029
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Kodiak Fund LP(5)	Equity Interests		$9,513	$9,460
(Private Equity Fund)

Line-X, Inc.	Senior Loan (12.0%, Due 8/11)	$2,200	2,182	2,182
(Consumer Products)	Unitranche Debt (12.0% Due 8/11)	47,884	47,692	46,224
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,670
(Business Services)	Common Stock (50,000 shares)		—	150

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)(6)	33,600	33,448	27,518
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,154	—
	Common Stock (20,934 shares)(11)		20,942	—
	Warrants(11)		—	—

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,975	3,037
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 8/08)	16,285	15,086	15,086
(Energy Services)

NetShape Technologies, Inc.	Senior Debt (8.6%, Due 2/13)	8,991	8,957	8,957
(Industrial Products)

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	36,701	36,893	36,893
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	13,242	13,307	13,599

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,595	82,297	82,297
(Industrial Products)	Common Stock (559,603 shares)(11)		38,313	81,086
	Warrants(11)		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,835	1,883
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	800
(Business Services)

Odyssey Investment Partners Fund III,
LP(5)	Limited Partnership Interest		2,462	2,310
(Private Equity Fund)

Passport Health
Communications, Inc.	Subordinated Debt (14.0%, Due 4/12)	10,222	10,181	10,181
(Healthcare Services)	Preferred Stock (651,381 shares)		2,000	2,255

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	26,676
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	$62,250	$61,927	$61,927
(Industrial Products)	Equity Interests		2,500	2,600

Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	14,471	14,406	14,406
(Industrial Products)	Equity Interests		1,500	2,200

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	31,000	30,739	30,739
(Business Services)	Guaranty ($900)

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	41,501	41,118	41,118
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	1,600
	Standby Letters of Credit ($2,611)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,978	4,978
(Industrial Products)	Equity Interests		313	325

Soff-Cut Holdings, Inc.	Preferred Stock (300 shares)		300	300
(Industrial Products)	Common Stock (2,000 shares)		200	200

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,825	3,159
(Private Equity Fund)

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		1,105	846
(Private Equity Fund)

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	63,000	62,724	62,724
(Business Services)

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,256	30,256
(Industrial Products)

The Step2 Company, LLC	Unitranche Debt (10.5%, Due 4/12)	64,348	64,064	64,064
(Consumer Products)	Equity Interests		2,000	1,991

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	9,136	8,629	8,629
(Business Services)

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	13,011	12,960	12,960
(Consumer Products)	Equity Interests		1,198	845

Universal Air Filter Company	Unitranche Debt (11.0%, Due 11/11)	18,867	18,781	18,781
(Industrial Products)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		4,627	5,047
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		42	42
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		598	901
(Private Equity Fund)

VICORP Restaurants, Inc.	Warrants		33	—
(Retail)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		March 31, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		$1,330	$458
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	$39,990	39,509	39,990
(Consumer Products)	Warrants		1,219	5,120

Webster Capital II, L.P.(5)	Limited Partnership Interest		75	75
(Private Equity Fund)

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	2,400	2,400	2,400
(Consumer Products)

Woodstream Corporation	Subordinated Debt (13.5%, Due 11/12 – 5/13)	53,293	53,174	53,174
(Consumer Products)	Common Stock (180 shares)		673	3,885
	Warrants		—	2,815

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,471	44,274	44,274
(Business Services)	Common Stock (15,000 shares)		1,500	2,000

Other companies	Other debt investments(6)	223	223	218
	Other equity investments		8	—

Total companies less than 5% owned			$2,159,014	$2,145,284

Total private finance (144 portfolio companies)			$4,434,112	$4,376,319

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			March 31, 2007

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,443	$19,693
	7.00%–8.99%	9	24,034	24,269
	9.00%–10.99%	4	24,316	24,316
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		18	$72,763	$72,248

Real Estate Owned			$15,657	$20,969

Equity Interests(2) — Companies more than 25% owned (Guarantees — $6,871)			$14,964	$29,312

Total commercial real estate finance			$103,384	$122,529

Total portfolio			$4,537,496	$4,498,848

	Yield	Cost	Value

Liquidity Portfolio(14)
American Beacon Money Market Select FD Fund	5.3%	$87,789	$87,789
Certificate of Deposit (Due June 2007)	5.5%	41,143	41,143
American Beacon Money Market Fund	5.2%	40,904	40,904
SEI Daily Income Tr Prime Obligation Fund	5.2%	35,113	35,113
Blackrock Liquidity Funds	5.2%	10	10

Total liquidity portfolio		$204,959	$204,959

Other Investments in Money Market Securities(14)
Columbia Treasury Reserves Money Market Fund	5.2%	$64,998	$64,998
Blackrock Liquidity Funds	5.2%	$1,213	$1,213

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
(5) Non-registered investment company.
(13) Commercial mortgage loans totaling $19.2 million at value were on non-accrual status and therefore were considered non-income producing.
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
(Information at and for the three months ended March 31, 2007 and 2006 is unaudited)
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
Note 2. Summary of Significant Accounting Policies
  Basis of Presentation
      The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2006 balances to conform with the 2007 financial statement presentation.
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and changes in net assets and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the operating results to be expected for the full year.
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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
      Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued

Guarantees
      Guarantees meeting the characteristics described in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”) and issued or modified after December 31, 2002, are recognized at fair value at inception. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. See Note 5.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). The Statement was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under Statement No. 123. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The stock option expense for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.2	$3.4
Options granted on or after January 1, 2006	0.5	0.2

Total employee stock option expense	$3.7	$3.6

Per basic share	$0.02	$0.03
Per diluted share	$0.02	$0.03

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      The stock option expense shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2007, and 2006:

	2007(1)	2006

Expected term (in years)	—	5.0
Risk-free interest rate	—%	4.3%
Expected volatility	—%	29.6%
Dividend yield	—%	9.0%
Weighted average fair value per option	$—	$3.35

(1)	The Company did not grant any options during the three months ended March 31, 2007.
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
      To determine the stock options expense, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $11.8 million, $4.0 million, and $0.1 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $1.9 million, $1.0 million, and $0.1 million, respectively, related to options granted since adoption of the Statement (January 1, 2006). This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of March 31, 2007, is expected to be recognized over an estimated weighted-average period of 1.0 years.

Federal and State Income Taxes and Excise Tax
      The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). ACC and any subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes exclusive of excise taxes for these entities.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
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
      The consolidated financial statements include portfolio investments at value of $4.5 billion at both March 31, 2007, and December 31, 2006. At March 31, 2007, and December 31, 2006, 90% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements
      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or its results of operations.

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
      In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a significant effect on the Company’s consolidated financial position or its results of operations.
Note 3. Portfolio

Private Finance
      At March 31, 2007, and December 31, 2006, the private finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$406.8	$365.0	8.4%	$450.0	$405.2	8.4%
Unitranche debt(2)	783.0	780.2	11.4%	800.0	799.2	11.2%
Subordinated debt	2,036.2	1,946.1	12.5%	2,038.3	1,980.8	12.9%

Total loans and debt securities (3)	3,226.0	3,091.3	11.7%	3,288.3	3,185.2	11.9%
Equity securities	1,208.1	1,285.0		1,209.1	1,192.7

Total	$4,434.1	$4,376.3		$4,497.4	$4,377.9

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At March 31, 2007, and December 31, 2006, the cost and value of subordinated debt included the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests was included in interest income. During the fourth quarter of 2006, the Class A equity interests were placed on non-accrual status. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $3,258.7 million and $3,322.3 million at March 31, 2007, and December 31, 2006, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $32.7 million and $34.0 million at March 31, 2007, and December 31, 2006, respectively.

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
      At March 31, 2007, and December 31, 2006, 89% and 86%, respectively, of the private finance loans and debt securities had a fixed rate of interest and 11% and 14%, respectively, had a floating rate of interest. Senior loans generally carry a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and may require payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
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
      Mercury Air Centers, Inc. At March 31, 2007, the Company’s investment in Mercury Air Centers, Inc. (Mercury) totaled $84.8 million at cost and $301.4 million at value, which included unrealized appreciation of $216.6 million. At December 31, 2006, the Company’s investment in

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
Mercury totaled $84.3 million at cost and $244.2 million at value, which included unrealized appreciation of $159.9 million.
      Mercury owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community. Mercury is headquartered in Richmond Heights, OH. The Company completed the purchase of a majority ownership in Mercury in April 2004.
      Total interest and related portfolio income earned from the Company’s investment in Mercury for the three months ended March 31, 2007, and 2006, was as follows:

	For the Three
	Months Ended
	March 31,

	2007	2006
($ in millions)
Interest income	$2.0	$2.9
Fees and other income	0.1	0.2

Total interest and related portfolio income	$2.1	$3.1

      Interest income from Mercury included $0.5 million for both the three months ended March 31, 2007 and 2006, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in Mercury of $56.7 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively.
      In April 2007, the Company signed a definitive agreement to sell its majority equity interest in Mercury. Based on the definitive agreement, Mercury is expected to sell for an enterprise value of approximately $427 million, subject to pre- and post-closing adjustments. In connection with the transaction, the Company expects to be repaid approximately $50 million of subordinated debt outstanding to Mercury at closing. The transaction is expected to close in the third quarter of 2007 upon satisfying certain closing conditions, including regulatory approvals.
      Business Loan Express, LLC. BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, Small Business Administration’s 7(a) loans and small investment real estate loans. BLX is headquartered in New York, NY.
      The Company’s investment in BLX totaled $314.5 million at cost and $229.9 million at value, which included unrealized depreciation of $84.6 million, at March 31, 2007, and $295.3 million at cost and $210.7 million at value, which included unrealized depreciation of $84.6 million, at December 31, 2006. In the first quarter of 2007 the Company increased its investment in BLX by $19.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. The Company agreed to purchase these interests for cash at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
The purpose of these additional investments was to fund payments to the SBA discussed below and to provide additional equity to BLX.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three months ended March 31, 2007 and 2006, was as follows:

	For the Three
	Months Ended
	March 31,

	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$3.9
Fees and other income	1.4	2.2

Total interest and related portfolio income	$1.4	$6.1

      Interest and dividend income from BLX for the three months ended March 31, 2006, included interest income of $1.8 million which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional equity interests. In the fourth quarter of 2006, the Company placed its investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in BLX for the three months ended March 31, 2007.
      In consideration for providing the revolving credit facility guaranty and the standby letters of credit, the Company earned fees of $1.4 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, which were included in fees and other income. The remaining fees and other income relate to management fees from BLX. The Company did not charge a management fee to BLX in the first quarter of 2007.
      Net change in unrealized appreciation or depreciation included no change in the unrealized depreciation on the Company’s investment in BLX for the three months ended March 31, 2007, and a net decrease in unrealized appreciation of $22.7 million for the three months ended March 31, 2006.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. The Company understands that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. These investigations are ongoing. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
could negatively affect the Company’s financial results. The Company has considered these matters in performing the valuation of BLX at March 31, 2007. The Company is monitoring the situation and has retained a third party to work with BLX to conduct a review of BLX’s current internal control systems, with a focus on preventing fraud and further strengthening BLX’s operations.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of inquiry by the United States Attorney’s Office for the Eastern District of Michigan. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans.
      On or about January 16, 2007, BLX and Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. On April 9, 2007, BLX, BLC and the other defendants filed motions to dismiss the complaint in its entirety. The motions are pending.
      At December 31, 2006, the Company held all of BLX’s Class A and Class B equity interests, and 94.9% of the Class C equity interests. At March 31, 2007, the Company held 96.6% of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests. BLX has an equity appreciation rights plan for management that will dilute the value available to the Class C equity interest holders. As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. BLX’s taxable income is first allocated to the Class A equity interests to the extent that guaranteed dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C equity interests.
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period. At March 31, 2007, and December 31, 2006, the Company considered the increase in fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the reduction in fair value of its investment due to these estimated built-in gain taxes in determining the fair value of its investment in BLX.
      At March 31, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third party lenders that matures in March 2009. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At March 31, 2007, the principal amount outstanding on the revolving credit facility was $300.8 million and letters of credit issued under the facility were $55.9 million. The total obligation guaranteed by us at March 31, 2007, was $179.4 million. At March 31, 2007, the Company had also provided four standby letters of credit totaling $20.0 million in connection with four term securitization transactions completed by BLX.
      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes certain defaults under the Company’s revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. At March 31, 2007, BLX received waivers from its lenders with respect to non-compliance with certain covenants, including waiver of compliance with the interest coverage ratio and certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. In addition, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. The waiver provides that BLX may retain unguaranteed portions of SBA loans on its balance sheet. Certain of these waivers expire on June 30, 2007.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
the current extension expires on June 1, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility for an additional one year term, subject to satisfactory conclusion of discussions with the SBA with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. If the current facility were to expire without renewal, the outstanding amounts owing to the warehouse providers do not become immediately due and payable. Instead, BLX would be required to apply substantially all collections on the unguaranteed interests that currently are in the warehouse facility to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In such an event, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility.
      The Company is monitoring BLX’s discussions with the SBA, the senior lenders and the warehouse securitization facility providers, and intends to work with BLX management to implement its business plan, including funding alternatives. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, the Company’s financial results could be negatively affected.
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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain at closing on its equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, the Company realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. In addition, there is potential for the Company to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. The Company’s realized gain of $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments, excludes any earn-out amounts.
      As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At March 31, 2007, the amount of the escrow included in other assets in the accompanying consolidated balance sheet was approximately $24 million.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the three months ended March 31, 2006, was $14.1 million.
      Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage.
      In connection with the sale transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
Advantage made a distribution on this minority equity investment, which reduced the Company’s cost basis to zero and resulted in a realized gain of $4.8 million.
      The Company’s investment in Advantage, which was composed of subordinated debt and a minority equity interest, totaled $152.4 million at cost and $163.4 million at value at March 31, 2007, and $151.6 million at cost and $162.6 million at value at December 31, 2006. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”). At March 31, 2007, and December 31, 2006, the Company owned bonds and preferred shares/income notes in CLOs and a CDO as follows:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.5	14.3%	$28.4	$28.4	14.3%
Callidus MAPS CLO Fund I LLC	17.0	17.1	10.9%	17.0	17.2	10.9%

Total bonds	45.4	45.6	13.0%	45.4	45.6	13.0%
Preferred Shares/ Income Notes(3):
Callidus Debt Partners CLO Fund III, Ltd.	22.7	22.5	9.9%	23.3	23.0	12.7%
Callidus Debt Partners CLO Fund IV, Ltd.	12.8	12.8	13.1%	13.0	13.0	13.8%
Callidus Debt Partners CLO Fund V, Ltd.	14.3	14.3	15.8%	13.8	13.8	15.8%
Callidus MAPS CLO Fund I LLC	51.0	46.5	13.3%	51.0	47.4	15.9%

Total preferred shares/ income notes	100.8	96.1	12.8%	101.1	97.2	14.8%

Total	$146.2	$141.7		$146.5	$142.8

(1)	The yield on these securities is included in interest and dividend income in the accompanying statement of operations.

(2)	These securities are included in private finance subordinated debt.

(3)	These securities are included in private finance equity securities.
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
      At March 31, 2007 and December 31, 2006 the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 84% and 82% to 85%, respectively, of the face value of the securities issued in these CLOs and CDO. At both March 31, 2007, and December 31, 2006, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 92% of the face value of the securities issued in these CLOs.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At March 31, 2007, and December 31, 2006, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 482 issuers and 465 issuers, respectively, and had balances as follows:

	2007	2006
($ in millions)
Bonds	$272.9	$245.4
Syndicated loans	1,758.7	1,769.9
Cash(1)	16.2	59.5

Total underlying collateral assets	$2,047.8	$2,074.8

(1)	Includes undrawn liability amounts.
     At March 31, 2007, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company. At December 31, 2006, there was one defaulted obligor in the underlying collateral assets of Callidus MAPS CLO Fund I, LLC. There were no other delinquencies in the underlying collateral assets in the other CLO and CDO issuances owned by the Company. At December 31, 2006, the total face value of defaulted obligations was $9.6 million, or approximately 0.5% of the total underlying collateral assets.
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
      Loans and Debt Securities on Non-Accrual Status. At March 31, 2007, and December 31, 2006, private finance loans and debt securities at value not accruing interest were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status
Companies more than 25% owned	$45.5	$51.1
Companies 5% to 25% owned	4.9	4.0
Companies less than 5% owned	61.0	31.6
Loans and debt securities not in workout status
Companies more than 25% owned	121.2	87.1
Companies 5% to 25% owned	7.2	7.2
Companies less than 5% owned	26.9	38.9

Total	$266.7	$219.9

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at March 31, 2007, and December 31, 2006, were as follows:

	2007	2006

Industry
Business services	37%	39%
Consumer products	20	20
Financial services	12	9
Industrial products	9	9
Consumer services	6	6
Retail	5	6
Healthcare services	3	3
Energy services	2	2
Other(1)	6	6

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	31%	31%
Midwest	32	30
Southeast	15	18
West	16	17
Northeast	6	4

Total	100%	100%

(1)	Includes investments in senior debt CDO and CLO funds which represented 3% of the private finance portfolio at both March 31, 2007, and December 31, 2006. These funds invest in senior debt representing a variety of industries.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance
      At March 31, 2007, and December 31, 2006, the commercial real estate finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Commercial mortgage loans	$72.8	$72.2	7.5%	$72.6	$71.9	7.5%
Real estate owned	15.6	21.0		15.7	19.6
Equity interests	15.0	29.3		15.2	26.7

Total	$103.4	$122.5		$103.5	$118.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At both March 31, 2007, and December 31, 2006, approximately 96% and 4% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At March 31, 2007, and December 31, 2006, loans with a value of $19.2 million and $18.9 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at March 31, 2007, and December 31, 2006, were as follows:

	2007	2006

Property Type
Hospitality	45%	45%
Office	20	20
Retail	19	19
Housing	13	13
Other	3	3

Total	100%	100%

Geographic Region
Southeast	36%	36%
Mid-Atlantic	34	35
Midwest	23	21
Northeast	7	8
West	—	—

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt
      At March 31, 2007, and December 31, 2006, the Company had the following debt:

	2007			2006

			Annual			Annual
	Facility	Amount	Interest	Facility	Amount	Interest
	Amount	Drawn	Cost(1)	Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.5	$1,041.5	6.1%	$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	850.0	850.0	6.7%	650.0	650.0	6.6%

Total notes payable and debentures	1,891.5	1,891.5	6.3%	1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—% (2)	922.5	207.7	6.4% (2)

Total debt	$2,814.0	$1,891.5	6.5% (3)	$2,613.9	$1,899.1	6.5% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at March 31, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.8 million and $3.9 million at March 31, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At March 31, 2007, $888.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $34.5 million issued under the credit facility.
  Notes Payable and Debentures
      Privately Issued Unsecured Notes Payable. The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes require payment of interest only semi-annually, and all principal is due upon maturity. At March 31, 2007, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
      The Company also has privately issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s other unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. Simultaneous with issuing the notes, the Company entered into a cross currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.
      Publicly Issued Unsecured Notes Payable. The Company has outstanding publicly issued unsecured notes as follows:

	Amount	Maturity Date
($ in millions)
6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	200.0	April 15, 2047

Total	$850.0

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      On March 28, 2007, the Company completed the issuance of $200.0 million of 6.875% Notes due 2047 for net proceeds of $193.0 million (net of underwriting discounts and estimated offering expenses). In April 2007, the Company issued additional notes, through an over-allotment option, totaling $30.0 million for net proceeds of $29.1 million (net of underwriting discounts and estimated offering expenses).
      The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. The Company may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.
      Scheduled Maturities. Scheduled future maturities of notes payable at March 31, 2007, were as follows:

Year	Amount Maturing

($ in millions)
2007	$—
2008	153.0
2009	269.0
2010	408.0
2011	472.5
Thereafter	589.0

Total	$1,891.5

Revolving Line of Credit
      At March 31, 2007, and December 31, 2006, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.8 million and $3.9 million at March 31, 2007, and December 31, 2006, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      The average debt outstanding on the revolving line of credit was $142.1 million and $301.9 million, respectively, for the three months ended March 31, 2007 and 2006. The maximum amount borrowed under this facility and the weighted average stated interest rate for the three months ended March 31, 2007 and 2006, were $225.5 million and 6.4%, respectively, and $540.3 million and 5.9%, respectively. At March 31, 2007, the amount available under the revolving line of credit was $888.0 million, net of amounts committed for standby letters of credit of $34.5 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the privately issued unsecured notes payable and the revolving line of credit outstanding at March 31, 2007, and December 31, 2006. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of March 31, 2007, and December 31, 2006, the Company was in compliance with these covenants.
      The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of March 31, 2007, and December 31, 2006, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of March 31, 2007, and December 31, 2006, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $194.5 million and $202.1 million, respectively, and had extended standby letters of credit aggregating $34.5 million and $41.0 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $229.0 million and $243.1 million at March 31, 2007, and December 31, 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees and Commitments, continued
      As of March 31, 2007, the guarantees and standby letters of credit expired as follows:

	Total	2007	2008	2009	2010	2011	After 2011
(in millions)
Guarantees	$194.5	$0.3	$3.0	$184.9	$—	$4.4	$1.9
Standby letters of credit(1)	34.5	4.0	30.5	—	—	—	—

Total(2)	$229.0	$4.3	$33.5	$184.9	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.

(2)	The Company’s most significant commitments relate to its investment in Business Loan Express, LLC (BLX), which commitments totaled $202.4 million at March 31, 2007. At March 31, 2007, the Company guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit for a total guaranteed amount of $179.4 million and had also provided four standby letters of credit totaling $20.0 million in connection with four term securitizations completed by BLX. In addition, the Company has agreed to purchase the $3.0 million of Class A equity interests purchased by the chief executive officer of BLX at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. See Note 3.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify such parties under certain circumstances.
      At March 31, 2007, the Company had outstanding commitments to fund investments totaling $410.8 million, including $401.9 million related to private finance investments and $8.9 related to commercial real estate finance investments.
Note 6. Shareholders’ Equity
      Sales of common stock for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
(in millions)
Number of common shares	3,325	3,000

Gross proceeds	$97,256	$87,750
Less costs, including underwriting fees	3,472	4,780

Net proceeds	$93,784	$82,970

      The Company issued 0.1 million and 0.2 million shares of common stock upon the exercise of stock options during the three months ended March 31, 2007 and 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the three months ended March 31, 2007 and 2006, the Company issued new shares in order to satisfy dividend reinvestment requests. Dividend reinvestment plan activity for the three months ended March 31, 2007 and 2006, was as follows:

	For the Three
	Months Ended
	March 31,

	2007	2006
(in millions, except per share amounts)
Shares issued	0.1	0.1
Average price per share	$29.23	$30.29
Note 7. Earnings Per Common Share
      Earnings per common share for the three months ended March 31, 2007 and 2006, were as follows:

	For the Three
	Months Ended
	March 31,

	2007	2006
(in millions, except per share amounts)
Net increase in net assets resulting from operations	$133.1	$99.6

Weighted average common shares outstanding — basic	149.5	138.7
Dilutive options outstanding	3.3	3.0

Weighted average common shares outstanding — diluted	152.8	141.7

Basic earnings per common share	$0.89	$0.72

Diluted earnings per common share	$0.87	$0.70

Note 8. Employee Compensation Plans
      The Company has deferred compensation plans. Amounts deferred by participants under the deferred compensation plans are funded to a trust, which is managed by a third-party trustee. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at March 31, 2007, and December 31, 2006, totaled $20.3 million and $18.6 million, respectively.
      The Company has an Individual Performance Award (“IPA”), which was established as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
of Directors has approved non-qualified deferred compensation plans (“DCP II”), which are managed through a trust by a third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During both the three months ended March 31, 2007 and 2006, 0.1 million shares were purchased in the DCP II.
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
      During any period of time in which a participant has an account in the DCP II, any dividends declared and paid on shares of the Company’s common stock allocated to the participant’s account shall be reinvested in shares of the Company’s common stock.
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At March 31, 2007, and December 31, 2006, common stock held in DCP II was $31.4 million and $28.3 million, respectively, and the IPA liability was $33.1 million and $33.9 million, respectively. At March 31, 2007, and December 31, 2006, the DCP II held 1.1 million shares and 1.0 million shares, respectively, of the Company’s common stock.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
      The IPA expense for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
($ in millions)
IPA contributions	$2.5	$1.7
IPA mark to market expense (benefit)	(4.0)	1.0

Total IPA expense (benefit)	$(1.5)	$2.7

      The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended March 31, 2007 and 2006, the IPB expense was $2.0 million and $1.4 million, respectively. The IPA and IPB expenses are included in employee expenses.
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
      There are 32.2 million shares authorized under the Option Plan. At March 31, 2007, and December 31, 2006, the number of shares available to be granted under the Option Plan was 1.9 million and 1.6 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      Information with respect to options granted, exercised and forfeited under the Option Plan for the three months ended March 31, 2007, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Remaining	Value at
	Shares	Share	Term (Years)	March 31, 2007(1)

(in millions, except per share amounts)
Options outstanding at January 1, 2007	23.2	$24.92
Granted	—	$—
Exercised	(0.1)	$17.46
Forfeited	(0.3)	$29.08

Options outstanding at March 31, 2007	22.8	$24.89	6.01	$92.0

Exercisable at March 31, 2007	16.6	$23.73	5.36	$85.6

Exercisable and expected to be exercisable at March 31, 2007(2)	22.5	$24.85	5.98	$91.7

(1)	Represents the difference between the market value of the options at March 31, 2007, and the cost for the option holders to exercise the options.

(2)	The amount of options expected to be exercisable at March 31, 2007, is calculated based on an estimate of expected forfeitures.
     During the three months ended March 31, 2006, 0.5 million options were granted, 0.2 million options were exercised and 0.3 million options were forfeited.
      There were no shares vested during the three months ended March 31, 2007, and the fair value of the shares vested during the three months ended March 31, 2006, was $6 thousand. The total intrinsic value of the options exercised during the three months ended March 31, 2007 and 2006, was $0.9 million and $1.1 million, respectively.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.63 per common share and $0.59 per common share for the first quarters of 2007 and 2006, respectively. These dividends totaled $95.8 million and $82.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006 and this was paid to shareholders on January 19, 2007. The Company declared an extra cash dividend of $0.03 per share during 2005, which was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors also declared a dividend of $0.64 per common share for the second quarter of 2007.
      At December 31, 2006, the Company had estimated excess taxable income of $397.1 million available for distribution to shareholders in 2007. Estimated excess taxable income for 2006 represents approximately $120.6 million of ordinary income and approximately $276.5 million of net long-term capital gains. Dividends for 2007 will first be paid out of the excess taxable income carried over from

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
2006. Given our regular quarterly dividend payout, which for the first quarter of 2007 was $95.8 million, the Company expects that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings. The Company currently expects that its estimated annual taxable income for 2007 will be significantly in excess of its estimated dividend distributions to shareholders in 2007 from such taxable income, and, therefore, the Company expects to carry over excess taxable income for distribution to shareholders in 2008. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. The Company accrues an excise tax on the estimated excess taxable income earned for the respective periods. For the three months ended March 31, 2007 and 2006, the Company recorded an excise tax of $3.6 million and $8.4 million, respectively.
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
      The Company’s undistributed book earnings of $502.2 million as of December 31, 2006, resulted from undistributed ordinary income and long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from the current year into the next year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes.
      The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended March 31, 2007 and 2006, AC Corp’s income tax benefit was $4.2 million and income tax expense was $0.5 million, respectively.
Note 11. Supplemental Disclosure of Cash Flow Information
      The Company paid interest of $24.9 million and $7.5 million, respectively, for the three months ended March 31, 2007 and 2006.
      For the three months ended March 31, 2007 and 2006, principal collections related to investment repayments or sales did not include any collections of discounts previously amortized into interest income and added to the cost basis of a loan or debt security.
      Non-cash operating activities for the three months ended March 31, 2007 and 2006, totaled $3.1 million and $160.5 million, respectively. Non-cash operating activities for the three months ended March 31, 2006, included a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million.
      Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $4.3 million and $3.6 million, for the three months ended March 31, 2007 and 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Financial Highlights

	At and for the		At and for the
	Three Months Ended		Year Ended
	March 31,		December 31,

	2007(1)	2006	2006

Per Common Share Data
Net asset value, beginning of period	$19.12	$19.17	$19.17

Net investment income(2)	0.26	0.29	1.30
Net realized gains(2)(3)	0.18	3.05	3.66

Net investment income plus net realized gains(2)	0.44	3.34	4.96
Net change in unrealized appreciation or depreciation(2)(3)	0.43	(2.64)	(3.28)

Net increase in net assets resulting from operations (2)	0.87	0.70	1.68

Net decrease in net assets from shareholder distributions	(0.63)	(0.59)	(2.47)
Net increase in net assets from capital share transactions(2)	0.22	0.22	0.74

Net asset value, end of period	$19.58	$19.50	$19.12

Market value, end of period	$28.81	$30.60	$32.68
Total return(4)	(9.9)%	6.2%	20.6%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,978.3	$2,729.8	$2,841.2
Common shares outstanding at end of period	152.1	140.0	148.6
Diluted weighted average common shares outstanding	152.8	141.7	145.6
Employee, employee stock option and administrative expenses/average net assets(5)	1.33%	1.36%	5.38%
Total operating expenses/average net assets(5)	2.37%	2.27%	9.05%
Net investment income/average net assets(5)	1.36%	1.54%	6.90%
Net increase in net assets resulting from operations/average net assets(5)	4.57%	3.72%	8.94%
Portfolio turnover rate(5)	3.78%	9.33%	27.05%
Average debt outstanding	$1,841.2	$1,491.5	$1,491.0
Average debt per share(2)	$12.05	$10.52	$10.24

(1)	The results for the three months ended March 31, 2007, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

(5)	The ratios for the three months ended March 31, 2007 and 2006, do not represent annualized results.
Note 13. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC is conducting an informal investigation of the Company. On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Litigation, continued
investigation. Based on the information available to the Company at this time, the inquiries appear to primarily pertain to matters related to portfolio valuation and the Company’s portfolio company, Business Loan Express, LLC. To date, the Company has produced materials in response to requests from both the SEC and the U.S. Attorney’s office, and a director and certain current and former employees have provided testimony and have been interviewed by the staff of the SEC and, in some cases, the U.S. Attorney’s Office. The Company is voluntarily cooperating with these investigations.
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
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s complaint names as defendants the members of Allied Capital’s Board of Directors; Allied Capital is a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously. The Company and the individual directors filed a motion to dismiss the complaint in its entirety. The motion is pending.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is captioned Dana Ross v. Walton, et al., CV 00402. Dana Ross claims that, between March 1, 2006, and January 10, 2007, Allied Capital either failed to disclose or misrepresented information concerning the loan origination practices of Business Loan Express, LLC, an Allied Capital portfolio company. Dana Ross seeks unspecified compensatory and other damages, as well as other relief. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously. There may be other similar class action lawsuits filed.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of March 31, 2007, the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 12) for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of December 31, 2006, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights, for the year then ended; and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet including the consolidated statement of investments as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Washington, D.C.
May 7, 2007

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	March 31, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan(5)			$—	$572	$(572)	$—
(Business Services)	Equity Interests			—	—	—	—

Avborne, Inc.	Preferred Stock			918	—	(45)	873
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Border Foods, Inc.	Preferred Stock			—	—	—	—
(Consumer Products)	Common Stock			—	—	—	—

Business Loan Express, LLC	Class A Equity
(Financial Services)	Interests(5)			66,622	19,200	—	85,822
	Class B Equity Interests			79,139	—	—	79,139
	Class C Equity Interests			64,976	—	—	64,976

Calder Capital Partners, LLC	Senior Loan(5)		$49	975	400	(49)	1,326
(Financial Services)	Equity Interests			2,076	78	—	2,154

Callidus Capital Corporation	Senior Loan	$17		—	2,100	(950)	1,150
(Financial Services)	Subordinated Debt	271		5,762	259	—	6,021
	Common Stock			22,550	1,943	—	24,493

Coverall North America, Inc.	Unitranche Debt	1,084		36,333	9	(1,446)	34,896
(Business Services)	Subordinated Debt	227		5,972	2	—	5,974
	Common Stock			19,619	1,856	—	21,475

CR Holding, Inc.	Subordinated Debt	1,664		39,401	351	—	39,752
(Consumer Products)	Common Stock			25,738	5,142	—	30,880

Direct Capital Corporation	Subordinated Debt	479		—	35,574	—	35,574
(Financial Services)	Common Stock			—	19,250	—	19,250

Financial Pacific Company	Subordinated Debt	3,142		71,362	370	—	71,732
(Financial Services)	Preferred Stock			15,942	797	—	16,739
	Common Stock			65,186	2,354	—	67,540

ForeSite Towers, LLC	Equity Interests	1,269		12,290	—	(11,733)	557
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt (5)			11,237	—	(6,307)	4,930
	Preferred Equity
	Interest			—	—	—	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(4)		—	176	(176)	—
(Business Services)	Common Stock			—	—	—	—

Healthy Pet Corp.	Senior Loan	764		27,038	5,350	(50)	32,338
(Consumer Services)	Subordinated Debt	1,657		43,579	228	—	43,807
	Common Stock			28,921	14,897	—	43,818

HMT, Inc.	Preferred Stock			2,637	—	—	2,637
(Energy Services)	Common Stock			8,664	21,509	—	30,173
	Warrants			3,336	8,281	—	11,617

Hot Stuff Foods, LLC(7)	Senior Loan	848		—	49,659	(110)	49,549
(Consumer Products)	Subordinated Debt	804		—	60,361	(3,107)	57,254
	Subordinated Debt (5)			—	8,460	(8,460)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Senior Loan	426		19,950	—	(19,950)	—
(Retail)	Subordinated Debt	2,205		58,196	221	(178)	58,239
	Common Stock			41,662	1,545	(129)	43,078

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			873	—	(554)	319

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	March 31, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Insight Pharmaceuticals	Subordinated Debt	$1,445		$43,884	$232	$—	$44,116
Corporation	Subordinated Debt (5)			15,966	164	(1,620)	14,510
(Consumer Products)	Preferred Stock			7,845	—	(7,845)	—
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt (5)			6,655	500	(7,155)	—
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, Inc.	Senior Loan (5)			4,843	—	—	4,843
(Financial Services)	Subordinated Debt			—	—	—	—
	Equity Interests			—	613	—	613

Litterer Beteiligungs-GmbH	Subordinated Debt	10		692	6	—	698
(Business Services)	Equity Interest			1,199	781	—	1,980

Mercury Air Centers, Inc.	Subordinated Debt	2,010		49,217	520	—	49,737
(Business Services)	Common Stock			195,019	56,690	—	251,709

MVL Group, Inc.	Senior Loan	1,410		27,245	3,368	—	30,613
(Business Services)	Subordinated Debt	877		35,478	3,614	—	39,092
	Common Stock			—	1,333	—	1,333

Penn Detroit Diesel Allison, LLC	Subordinated Debt	1,497		37,994	293	—	38,287
(Business Services)	Equity Interests			25,949	—	(1,984)	23,965

Powell Plant Farms, Inc.	Senior Loan(5)			26,192	3,950	—	30,142
(Consumer Products)	Subordinated Debt (5)			962	2,875	—	3,837
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Service Champ, Inc.	Subordinated Debt	1,087		27,619	183	—	27,802
(Business Services)	Common Stock			16,786	—	(298)	16,488

Staffing Partners Holding
Company, Inc.	Subordinated Debt (5)			486	54	—	540
(Business Services)

Startec Global Communications
Corporation	Senior Loan	367		15,965	—	(2,382)	13,583
(Telecommunications)	Common Stock			11,232	5,853	—	17,085

Sweet Traditions, Inc.	Senior Loan	1,088		35,172	210	—	35,382
(Retail)	Preferred Stock			400	550	—	950
	Common Stock			50	—	—	50

Triview Investments, Inc.	Senior Loan	455		14,747	7	—	14,754
(Broadcasting & Cable/	Subordinated Debt	1,414		56,008	7,134	—	63,142
Business Services/	Subordinated Debt (5)	637		4,342	508	—	4,850
Consumer Products)	Common Stock	7		31,322	7,983	(281)	39,024

Total companies more than 25% owned		$27,157		$1,490,180			$1,773,164

Companies 5% to 25% Owned

Advantage Sales &
Marketing, Inc.	Subordinated Debt	$4,593		$151,648	$785	$—	$152,433
(Business Services)	Equity Interests			11,000	—	—	11,000

Air Medical Group Holdings LLC	Senior Loan	61		1,763	1,782	(1,050)	2,495
(Healthcare Services)	Subordinated Debt	1,234		35,128	5	—	35,133
	Equity Interests			5,950	950	—	6,900

Alpine ESP Holdings, Inc.	Preferred Stock			602	—	(59)	543
(Business Services)	Common Stock			—	—	—	—

Amerex Group, LLC	Subordinated Debt	252		8,400	—	—	8,400
(Consumer Products)	Equity Interests			13,823	6,431	(19)	20,235

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			5,554	—	—	5,554
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	889		24,163	158	—	24,321
(Industrial Products)	Common Stock			3,700	—	(400)	3,300

BI Incorporated	Subordinated Debt	1,030		30,135	121	—	30,256
(Business Services)	Common Stock			4,100	1,900	—	6,000

CitiPostal, Inc. and Affiliates	Senior Loan	571		20,569	4	(247)	20,326
(Business Services)	Common Stock			4,700	682	(32)	5,350

Creative Group, Inc.	Subordinated Debt	480		13,656	30	—	13,686
(Business Services)	Warrants			1,387	—	(522)	865

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	March 31, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Drew Foam Companies, Inc.	Preferred Stock			$722	$—	$(34)	$688
(Business Services)	Common Stock			7	—	(7)	—

MedBridge Healthcare, LLC	Senior Loan(5)			7,164	—	—	7,164
(Healthcare Services)	Subordinated Debt (5)			1,813	595	—	2,408
	Convertible
	Subordinated Debt (5)			—	—	—	—
	Equity Interests			—	110	(110)	—

Multi-Ad Services, Inc.	Unitranche Debt	$567		19,879	6	(100)	19,785
(Business Services)	Equity Interests			2,000	—	(223)	1,777

Nexcel Synthetics, LLC	Subordinated Debt	332		10,978	101	(3,097)	7,982
(Consumer Products)	Equity Interests			1,486	—	(727)	759

PresAir LLC	Senior Loan(5)			2,206	256	—	2,462
(Industrial Products)	Equity Interests			—	5	(5)	—

Progressive International
Corporation	Subordinated Debt	305		7,533	41	—	7,574
(Consumer Products)	Preferred Stock			1,024	22	—	1,046
	Common Stock			2,300	500	—	2,800
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	36		1,232	—	—	1,232
(Healthcare Services)	Unitranche Debt	560		19,908	5	—	19,913
	Equity Interests			1,616	24	—	1,640

SGT India Private Limited	Common Stock			3,346	149	(455)	3,040
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	580		17,569	1,034	—	18,603
(Healthcare Services)	Equity Interests			2,541	7	(6)	2,542

Universal Environmental
Services, LLC	Unitranche Debt	371		10,211	—	(552)	9,659
(Business Services)	Equity Interests			—	15	(15)	—

Total companies 5% to 25% owned		$11,861		$449,813			$457,871

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of March 31, 2007.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at March 31, 2007, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	In the first quarter of 2007, the Company exercised its option to acquire a majority of the voting securities of Hot Stuff Foods, LLC at fair market value. Therefore, Hot Stuff Foods, LLC was reclassified to companies more than 25% owned.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

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
      Our portfolio composition at March 31, 2007 and 2006, and December 31, 2006, was as follows:

	March 31,		December 31,

	2007	2006	2006

Private finance	97%	96%	97%
Commercial real estate finance	3%	4%	3%
      Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities. The level of fee income is primarily related to the level of new investment activity and the level of fees earned from portfolio companies. The level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make.
      Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income available for distribution to shareholders as dividends to our shareholders. See “Other Matters” below.
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the
	Three Months Ended		At and for the
	March 31,		Year Ended
			December 31,
	2007	2006	2006
($ in millions)
Portfolio at value	$4,498.8	$3,691.0	$4,496.1
Investments funded	$170.2	$797.9	$2,437.8
Change in accrued or reinvested interest and dividends (1)	$11.3	$(2.1)	$11.3
Principal collections related to investment repayments or sales	$235.5	$340.4	$1,055.3
Yield on interest-bearing portfolio investments(2)	11.6%	12.3%	11.8%

(1)	Includes changes in accrued or reinvested interest related to our investments in money market securities of $2.6 million, $1.1 million, and $3.1 million, respectively, for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006.

(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three months ended March 31, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for Three Months
	Ended March 31,
					At and for the Year
					Ended December 31,
	2007		2006		2006

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$365.0	8.4%	$420.1	9.3%	$405.2	8.4%
Unitranche debt	780.2	11.4%	362.7	11.1%	799.2	11.2%
Subordinated debt	1,946.1	12.5%	1,747.2	13.6%	1,980.8	12.9%

Total loans and debt securities	3,091.3	11.7%	2,530.0	12.5%	3,185.2	11.9%
Equity securities	1,285.0		1,031.6		1,192.7

Total portfolio	$4,376.3		$3,561.6		$4,377.9

Investments funded(1)	$170.2		$795.9		$2,423.4
Change in accrued or reinvested interest and dividends	$9.1		$(4.2)		$7.2
Principal collections related to investment repayments or sales(3)	$235.1		$336.6		$1,015.4

(1)	Investments funded for the three months ended March 31, 2006, and for the year ended December 31, 2006, included debt investments in certain portfolio companies received in conjunction with the sale of such companies. See “— Private Finance, Investments Funded” below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

(3)	Includes collections from the sale or repayment of senior loans totaling $94.7 million, $13.2 million, and $322.7 million for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006, respectively.
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
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. The private equity investment marketplace is very active. Purchase price multiples remain high and debt pricing is competitive. In this competitive market, we are focusing on investments that provide the opportunity for attractive total returns such as buyout investments or debt investments where we can make co-investments in the portfolio company’s equity securities. In many instances we believe that debt-only investments, which provide only interest income with no potential for future capital gain, may be unattractive for our portfolio in today’s competitive pricing environment.

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
      In the current market, we believe that it is important to be disciplined in our investing activities, carefully considering investment risk and return. For 2006, we reviewed over $65 billion in prospective investments and we closed on approximately 3% of the potential new investments that we reviewed. For the first quarter of 2007, we reviewed over $20 billion in prospective investments and we closed on approximately 1% of the potential new investments we reviewed. We continue to have an active pipeline of new investments under consideration and we believe that merger and acquisition activity for middle market companies will remain strong in 2007.

      Investments Funded. Investments funded and the weighted average yield on loans and debt securities funded for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006, consisted of the following:

	For the Three Months Ended March 31, 2007

	Debt Investments		Buyout Investments		Total

	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$41.2	8.8%	$12.7	10.4%	$53.9	9.2%
Unitranche debt(2)	5.3	11.0%	—	—	5.3	11.0%
Subordinated debt	14.4	9.3%	62.1	10.5%	76.5	10.3%

Total loans and debt securities	60.9	9.1%	74.8	10.5%	135.7	9.9%
Equity	9.7		24.8		34.5

Total	$70.6		$99.6		$170.2

	For the Three Months Ended March 31, 2006

	Debt Investments		Buyout Investments		Total

	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$85.0	9.1%	$117.8	8.9%	$202.8	9.0%
Unitranche debt(2)	75.0	10.6%	—	—	75.0	10.6%
Subordinated debt(3)	279.3	12.5%	145.4	13.9%	424.7	13.0%

Total loans and debt securities	439.3	11.5%	263.2	11.6%	702.5	11.6%
Equity	24.6		68.8		93.4

Total	$463.9		$332.0		$795.9

	For the Year Ended December 31, 2006

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$245.4		9.4%	$239.8	8.9%	$485.2	9.2%
Unitranche debt(2)	471.7		10.7%	146.5	12.9%	618.2	11.3%
Subordinated debt(3)	510.7		13.0%	423.8	14.4%	934.5	13.6%

Total loans and debt securities	1,227.8		11.4%	810.1	12.5%	2,037.9	11.9%
Equity	91.4	(4)		294.1		385.5

Total	$1,319.2			$1,104.2		$2,423.4

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments funded for the three months ended March 31, 2006, and for the year ended December 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage. Debt investments funded for the year ended December 31, 2006, included a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS.

(4)	Equity investments for the year ended December 31, 2006, included $26.1 million in investments in the preferred shares/income notes of collateralized loan obligations (CLOs) that are managed by Callidus Capital Corporation, a portfolio company controlled by us. These CLOs primarily invest in senior debt.

     Private finance investments funded April 1, 2007, through May 4, 2007, totaled approximately $290 million.
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
      We may originate, underwrite and arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. Senior loans originated by us may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus) or funds managed by Callidus, a portfolio company controlled by us. In addition, we are in the process of developing a fund to invest in senior debt opportunities, which, if closed, we may sell a portion of our senior or unitranche loans to the fund. After completion of loan sales, we may or may not retain a position in these senior loans. We generally earn a fee on the senior loans originated and underwritten whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Repayments include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.
      Yield. The weighted average yield on the private finance loans and debt securities was 11.7% at March 31, 2007, as compared to 11.9% and 12.5% at December 31, 2006, and March 31, 2006, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status” below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. Yields on senior and subordinated debt investments are generally lower in the current market as a result of the supply of capital available to middle market companies. We believe that debt yields will remain on the lower end of a historical range as long as merger and acquisition activity remains robust and the supply of capital remains strong.
      The yield on the private finance portfolio has declined partly due to our strategy to pursue investments where our position in the portfolio company capital structure is more senior, such as senior debt and unitranche investments that typically have lower yields than subordinated debt investments. In addition, during the fourth quarter of 2006, the guaranteed dividend yield on our investment in BLX’s 25% Class A equity interests was placed on non-accrual status. The Class A equity interests are included in our loans and debt securities. See “Business Loan Express, LLC” below.

      Outstanding Investment Commitments. At March 31, 2007, we had outstanding private finance investment commitments as follows:

	Companies	Companies	Companies
	More Than	5% to 25%	Less Than
	25% Owned(1)	Owned	5% Owned	Total

($ in millions)
Senior loans	$18.7	$15.7	$90.3	$124.7	(2)
Unitranche	—	—	60.2	60.2
Subordinated debt	44.2	0.1	—	44.3

Total loans and debt securities	62.9	15.8	150.5	229.2
Equity securities	83.0	16.0	73.7	172.7	(3)

Total	$145.9	$31.8	$224.2	$401.9

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn

($ in millions)
Revolving line of credit for working capital	$4.0	$(1.1)	$2.9
Subordinated debt to support warehouse facilities & warehousing activities(*)	44.0	—	44.0
Purchase of preferred equity in future CLO transactions	73.2	—	73.2

Total	$121.2	$(1.1)	$120.1

(*)	Callidus has a secured warehouse credit facility with a third party for up to $360 million. The facility is used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In addition, Callidus has a synthetic credit facility with a third party for up to $50 million. In conjunction with these facilities, we have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support the facilities.

(2)	Includes $105.6 million in the form of revolving senior debt facilities to 29 companies.

(3)	Includes $89.8 million to 19 private equity and venture capital funds, including $4.3 million in co-investment commitments to one private equity fund.
     In addition to these outstanding investment commitments at March 31, 2007, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $222.1 million. See “Financial Condition, Liquidity and Capital Resources.”
      Mercury Air Centers, Inc. At March 31, 2007, our investment in Mercury Air Centers, Inc. (Mercury) totaled $84.8 million at cost and $301.4 million at value, or 6.0% of our total assets, which included unrealized appreciation of $216.6 million.
      Mercury owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community. Mercury is headquartered in Richmond Heights, OH. We completed the purchase of a majority ownership in Mercury in April 2004.

      Total interest and related portfolio income earned from our investment in Mercury for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income	$2.0	$2.9
Fees and other income	0.1	0.2

Total interest and related portfolio income	$2.1	$3.1

      Interest income from Mercury included $0.5 million for both the three months ended March 31, 2007 and 2006, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Mercury of $56.7 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively.
      In April 2007, we signed a definitive agreement to sell our majority equity interest in Mercury. Based on the definitive agreement, Mercury is expected to sell for an enterprise value of approximately $427 million, subject to pre- and post-closing adjustments. In connection with the transaction, we expect to be repaid approximately $50 million of subordinated debt outstanding to Mercury at closing. We also expect to realize a gain on our equity being sold of approximately $240 million, subject to pre- and post-closing adjustments. Approximately $10 million of our proceeds from the sale of our equity will be subject to certain holdback provisions. The transaction is expected to close in the third quarter of 2007 upon satisfying certain closing conditions, including regulatory approvals.
      Business Loan Express, LLC.     BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, SBA 7(a) loans, and small investment real estate loans. BLX has offices across the United States and is headquartered in New York, NY. We acquired BLX in 2000.
      At March 31, 2007, our investment in BLX totaled $314.5 million at cost and $229.9 million at value, or 4.6% of our total assets, which included unrealized depreciation of $84.6 million. In the first quarter of 2007 we increased our investment in BLX by $19.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. We agreed to purchase these interests for cash at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. The purpose of these additional investments was to fund payments to the SBA discussed below and to provide additional equity to BLX.
      Total interest and related portfolio income earned from our investment in BLX for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$3.9
Fees and other income	1.4	2.2

Total interest and related portfolio income	$1.4	$6.1

      Interest and dividend income from BLX for the three months ended March 31, 2006, included interest income of $1.8 million which was paid in kind. The interest paid in kind was paid to us through the issuance of additional equity interests. In the fourth quarter of 2006, we placed our investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in BLX for the three months ended March 31, 2007.

      In consideration for providing a guaranty on BLX’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $1.4 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, which were included in fees and other income. The remaining fees and other income relate to management fees from BLX. We did not charge a management fee to BLX in the first quarter of 2007.
      Net change in unrealized appreciation or depreciation included no change in unrealized depreciation on our investment in BLX for the three months ended March 31, 2007, and a net decrease in unrealized appreciation of $22.7 million for the three months ended March 31, 2006. See “Results of Operations, Valuation of Business Loan Express, LLC” below.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. We understand that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. These investigations are ongoing. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. We have considered these matters in performing the valuation of BLX at March 31, 2007. See “Results of Operations, Valuation of Business Loan Express, LLC” below. We are monitoring the situation and have retained a third party to work with BLX to conduct a review of BLX’s current internal control systems, with a focus on preventing fraud and further strengthening BLX’s operations.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of inquiry by the United States Attorney’s Office for the Eastern District of Michigan. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans.
      On or about January 16, 2007, BLX and Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United

States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. On April 9, 2007, BLX, BLC and the other defendants filed motions to dismiss the complaint in its entirety. The motions are pending.
      At March 31, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third party lenders that matures in March 2009. The revolving credit facility may be expanded through new or additional commitments up to $600.0 million at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At March 31, 2007, the principal amount outstanding on the revolving credit facility was $300.8 million and letters of credit issued under the facility were $55.9 million. The total obligation guaranteed by us at March 31, 2007, was $179.4 million. At March 31, 2007, we had also provided four standby letters of credit totaling $20.0 million in connection with four term securitization transactions completed by BLX.
      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes certain defaults under our revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. At March 31, 2007, BLX received waivers from its lenders with respect to non-compliance with certain covenants, including waiver of compliance with the interest coverage ratio and certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. In addition, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. The waiver provides that BLX may retain unguaranteed portions of SBA loans on its balance sheet. Certain of these waivers expire on June 30, 2007.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and the current extension expires on June 1, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility for an additional one year term, subject to satisfactory conclusion of discussions with the SBA with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. If the current facility were to expire without renewal, the outstanding amounts owing to the warehouse providers do not become immediately due and payable. Instead, BLX would be required to apply substantially all collections on the unguaranteed interests that currently are in the warehouse facility to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In such an event, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility.
      We are monitoring BLX’s discussions with the SBA, the senior lenders and the warehouse securitization facility providers, and we intend to work with BLX management to implement its business plan, including funding alternatives. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, our financial results could be negatively affected.
      Advantage Sales & Marketing, Inc.     At December 31, 2005, our investment in Advantage totaled $257.7 million at cost and $660.4 million at value, or 16.4% of our total assets, which included unrealized appreciation of $402.7 million. We completed the purchase of a majority ownership in Advantage in June 2004.
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain at closing on our equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, we realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. In addition, there is potential for us to receive additional consideration through an earn-out payment that would be based on Advantage’s 2006 audited results. Our realized gain of $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments, excludes any earn-out amounts.
      As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At March 31, 2007, the amount of the escrow included in other assets on our consolidated balance sheet was approximately $24 million. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold and the hold back of certain proceeds in escrow has allowed us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note or other amounts are collected.
      In connection with the sale transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which reduced our cost basis to zero and resulted in a realized gain of $4.8 million.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million (which included a prepayment premium of $5.0 million), for the three months ended March 31, 2006. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction in 2006.
      Our investment in Advantage at March 31, 2007, which was composed of subordinated debt and a minority equity interest, totaled $152.4 million at cost and $163.4 million at value, which included unrealized appreciation of $11.0 million.
      Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the
	Three Months Ended March 31,				At and for the
					Year Ended
					December 31,
	2007		2006		2006

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Commercial mortgage loans	$72.2	7.5%	$102.7	7.6%	$71.9	7.5%
Real estate owned	21.0		15.0		19.6
Equity interests	29.3		11.7		26.7

Total portfolio	$122.5		$129.4		$118.2

Investments funded	$—		$2.0		$14.4
Change in accrued or reinvested interest	$(0.4)		$1.0		$1.0
Principal collections related to investment repayments or sales	$0.4		$3.8		$39.9

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     At March 31, 2007, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $8.9 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $6.9 million.
      Sale of CMBS Bonds and Collateralized Debt Obligation Bonds and Preferred Shares. On May 3, 2005, we completed the sale of our portfolio of commercial mortgage-backed securities (CMBS) and real estate related collateralized debt obligation (CDO) bonds and preferred shares. Under the sale agreement, we agreed not to primarily invest in CMBS and real estate-related CDOs and refrain from certain other real estate-related investing or servicing activities for a period of three years, or through May 2008, subject to certain limitations and excluding our existing portfolio and related activities.

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
      At March 31, 2007, and December 31, 2006, our portfolio was graded as follows:

	2007		2006

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,468.8	32.6%	$1,307.3	29.1%
2	2,457.6	54.6	2,672.3	59.4
3	339.7	7.6	308.1	6.9
4	99.3	2.2	84.2	1.9
5	133.4	3.0	124.2	2.7

	$4,498.8	100.0%	$4,496.1	100.0%

      The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.
      Total Grade 4 and 5 portfolio assets were $232.7 million and $208.4 million, respectively, or were 5.2% and 4.6%, respectively, of the total portfolio value at March 31, 2007, and December 31, 2006. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of investments will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number and amount of investments included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with portfolio companies in order to recover the maximum amount of our investment.
      At March 31, 2007, and December 31, 2006, $155.1 million and $135.9 million, respectively, of our investment in BLX at value was classified as Grade 3, which included our Class A equity interests and certain of our Class B equity interests that were not depreciated. At both March 31, 2007, and December 31, 2006, $74.8 million of our investment in BLX at value was classified as Grade 5, which included certain of our Class B equity interests and our Class C equity interests that were depreciated. See “— Private Finance, Business Loan Express, LLC” above.

      Loans and Debt Securities on Non-Accrual Status. At March 31, 2007, and December 31, 2006, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$45.5	$51.1
Companies 5% to 25% owned	4.9	4.0
Companies less than 5% owned	61.0	31.6
Commercial real estate finance	4.9	12.2
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	121.2	87.1
Companies 5% to 25% owned	7.2	7.2
Companies less than 5% owned	26.9	38.9
Commercial real estate finance	14.3	6.7

Total	$285.9	$238.8

Percentage of total portfolio	6.4%	5.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. In addition, interest may not accrue on loans to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. At March 31, 2007, and December 31, 2006, our Class A equity interests in BLX of $85.8 million and $66.6 million, which represented 1.9% and 1.5% of the total portfolio at value, respectively, were included in non-accruals. See “— Private Finance, Business Loan Express, LLC” above.
      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at March 31, 2007, and December 31, 2006, were as follows:

	2007	2006

($ in millions)
Private finance	$161.4	$46.5
Commercial mortgage loans	17.9	1.9

Total	$179.3	$48.4

Percentage of total portfolio	4.0%	1.1%
      The amount of loans and debt securities over 90 days delinquent increased to $179.3 million at March 31, 2007, from $48.4 million at December 31, 2006. The increase in loans and debt securities over 90 days delinquent primarily relates to not receiving payment on our Class A equity interests of BLX of $85.8 million, which represented 1.9% of the total portfolio at value. The Class A equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Business Loan Express, LLC” above.
      The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $159.2 million and $44.3 million at March 31, 2007 and December 31, 2006, respectively.

PORTFOLIO RETURNS
      Since our merger on December 31, 1997, through March 31, 2007, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 22% for private finance and CMBS/ CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $4.0 billion. The weighted average holding period of these investments was 35 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments exited was approximately 21% and for CMBS/ CDO investments exited was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/ CDO investments was 46 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.
OTHER ASSETS AND OTHER LIABILITIES
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At March 31, 2007, and December 31, 2006, other assets totaled $148.0 million and $123.0 million, respectively.
      Accounts payable and other liabilities is primarily composed of the liabilities related to the deferred compensation trust and accrued interest, bonus and taxes, including excise tax. At March 31, 2007, and December 31, 2006, accounts payable and other liabilities totaled $116.3 million and $147.1 million, respectively. The decrease since year end was primarily the result of the payment of liabilities at December 31, 2006, in the first quarter of 2007 related to accrued 2006 bonuses of $38.0 million, excise tax of $15.4 million and an extra dividend of $7.5 million, offset by an increase in liabilities for the first quarter of 2007 related to accrued 2007 bonuses and excise taxes totaling $13.4 million and an increase in accrued interest payable of $12.5 million. Accrued interest fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2007 and 2006
      The following table summarizes our operating results for the three months ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
				Percent
	2007	2006	Change	Change
(in thousands, except per share amounts)
	(unaudited)
Interest and Related Portfolio Income
Interest and dividends	$101,983	$88,881	$13,102	15%
Fees and other income	5,969	22,130	(16,161)	(73)%

Total interest and related portfolio income	107,952	111,011	(3,059)	(3)%

Expenses
Interest	30,288	24,485	5,803	24%
Employee	21,928	21,428	500	2%
Employee stock options	3,661	3,606	55	2%
Administrative	13,224	11,334	1,890	17%

Total operating expenses	69,101	60,853	8,248	14%

Net investment income before income taxes	38,851	50,158	(11,307)	(23)%
Income tax expense (benefit), including excise tax	(649)	8,858	(9,507)	(107)%

Net investment income	39,500	41,300	(1,800)	(4)%

Net Realized and Unrealized Gains (Losses)
Net realized gains	27,666	432,835	(405,169)	*
Net change in unrealized appreciation or depreciation	65,920	(374,548)	440,468	*

Total net gains (losses)	93,586	58,287	35,299	*

Net income	$133,086	$99,587	$33,499	34%

Diluted earnings per common share	$0.87	$0.70	$0.17	24%

Weighted average common shares outstanding — diluted	152,827	141,738	11,089	8%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.
      Interest and Dividends. Interest and dividend income for the three months ended March 31, 2007 and 2006, was composed of the following:

	2007	2006
($ in millions)
Interest
Private finance loans and debt securities	$96.6	$82.6
Commercial mortgage loans	1.3	2.8
Cash, U.S. Treasury bills, money market and other securities	2.8	2.9

Total interest	100.7	88.3
Dividends	1.3	0.6

Total interest and dividends	$102.0	$88.9

      The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at March 31, 2007 and 2006, were as follows:

	2007		2006

($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance loans and debt securities	$3,091.3	11.7%	$2,530.0	12.5%
Commercial mortgage loans	72.2	7.5%	102.7	7.6%

Total	$3,163.5	11.6%	$2,632.7	12.3%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     Our interest income from our private finance loans and debt securities has increased year over year primarily as a result of the growth in this portfolio, net of the reduction in yield. The private finance portfolio yield at March 31, 2007, of 11.7% as compared to the private finance portfolio yield of 12.5% at March 31, 2006, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from period to period based on the current stated interest on loans and debt securities and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Interest income from cash, U.S. Treasury bills, money market and other securities results primarily from interest earned on our liquidity portfolio. See “Financial Condition, Liquidity and Capital Resources” below. The value and weighted average yield of the liquidity portfolio was $205.0 million and 5.3%, respectively, at March 31, 2007, and $201.8 million and 5.3%, respectively, at December 31, 2006.
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
      Fees and other income for the three months ended March 31, 2007 and 2006, included fees relating to the following:

	2007	2006
($ in millions)
Structuring and diligence	$1.8	$11.0
Management, consulting and other services provided to portfolio companies(1)	1.8	4.1
Commitment, guaranty and other fees from portfolio companies(2)	2.0	1.7
Loan prepayment premiums	0.3	5.3
Other income	0.1	—

Total fees and other income	$6.0	$22.1

(1)	2006 includes $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion.

(2)	Includes guaranty and other fees from BLX of $1.4 million and $1.6 million for 2007 and 2006, respectively. See “— Private Finance, Business Loan Express, LLC” above.
     Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees primarily relate to the level of new investment originations. Private finance investments funded were $170.2 million for the three months ended March 31, 2007, as compared to $795.9 million for the three months ended March 31, 2006.
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
      Mercury and BLX. Mercury and BLX were our largest investments at value at March 31, 2007 and 2006, and together represented 10.6% and 12.3% of our total assets, respectively.
      Total interest and related portfolio income from these investments for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Mercury	$2.1	$3.1
BLX	$1.4	$6.1
      See “— Portfolio and Investment Activity” above for further detail on Mercury and BLX.
      Operating Expenses. Operating expenses include interest, employee, employee stock options, and administrative expenses.

      Interest Expense. The fluctuations in interest expense during the three months ended March 31, 2007 and 2006, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
($ in millions)
Total outstanding debt	$1,891.5	$1,274.2
Average outstanding debt	$1,841.2	$1,491.5
Weighted average cost(1)	6.5%	6.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Installment interest expense for the year ended December 31, 2007, is estimated to be a total of $6.4 million. See “Dividends and Distributions” below.
      Employee Expense. Employee expenses for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
($ in millions)
Salaries and employee benefits	$21.4	$17.3
Individual performance award (IPA)	2.5	1.7
IPA mark to market expense (benefit)	(4.0)	1.0
Individual performance bonus (IPB)	2.0	1.4

Total employee expense	$21.9	$21.4

Number of employees at end of period	170	155
      The change in salaries and employee benefits reflects the effect of an increase in number of employees, compensation increases, and the change in mix of employees given their area of responsibility and relevant experience level. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits included accrued bonuses of $10.4 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively.
      The IPA is a long-term incentive compensation program for certain officers. The IPA, which is generally determined annually at the beginning of each year, is deposited into a deferred compensation trust generally in four equal installments, on a quarterly basis, in the form of cash. The trustee is required to use the cash to purchase shares of our common stock in the open market. The accounts of the trust are consolidated with our accounts. We are required to mark to market the liability of the trust and this adjustment is recorded to the IPA compensation expense. Because the IPA is deferred compensation, the cost of this award is not a current expense for purposes of computing our taxable income. The expense is deferred for tax purposes until distributions are made from the trust.
      We also have an IPB, which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by us.

      The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2007 and they are currently estimated to be approximately $10 million each; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.
      In connection with our 2006 Annual Meeting of Stockholders, the stockholders approved the issuance of up to 2.5 million shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options granted to certain officers and directors under our Amended Stock Option Plan. Under the initiative, which has been reviewed and approved by our Board of Directors, all optionees who hold vested stock options with exercise prices below the market value of the stock (or “in-the-money” options), would be offered the opportunity to receive an Option Cancellation Payment (OCP) equal to the “in-the-money” value of the stock options cancelled, which would be paid one-half in cash and one-half in shares of our common stock, in exchange for their voluntary cancellation of their vested stock options. As part of this initiative, the Board of Directors has adopted a target ownership program that establishes minimum ownership levels for our senior officers and continues to further align the interests of our officers with those of our stockholders. We have not yet implemented the OCP as of May 8, 2007, but intend to do so in the future.
      Based on the 13 million vested options outstanding and the market price of $30.50 of our stock on March 10, 2006, the date used for disclosure in our 2006 proxy, the OCP would be approximately $106 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As of March 31, 2007, there were 17 million vested options outstanding, of which 13 million were in-the-money. Using the market price of $28.81 of our stock on March 31, 2007, the OCP would be approximately $86 million if all option holders choose to cancel all vested in-the-money options in exchange for the OCP. As the consideration paid by us for the OCP will not exceed the fair value of the options to be canceled, no expense will be recorded for the transaction in accordance with the guidance in FASB Statement No. 123 (Revised 2004). However, the cash portion of the OCP, or approximately one-half of the payment, will reduce our paid in capital and will therefore reduce our net asset value. For income tax purposes, our tax expense resulting from the OCP would be similar to the tax expense that would result from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market would be limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. The Statement was adopted using the modified prospective method of application, which required us to recognize compensation costs on a prospective basis beginning January 1, 2006. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for proforma disclosure under Statement No. 123. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized in the statement of operations over the service period. The stock option expense for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.2	$3.4
Options granted on or after January 1, 2006	0.5	0.2

Total employee stock option expense	$3.7	$3.6

      We estimate that the employee-related stock option expense under the Statement that will be recorded in our statement of operations will be approximately $11.8 million, $4.0 million, and $0.1 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $1.9 million, $1.0 million, and $0.1 million, respectively, related to options granted since adoption of the Statement (January 1, 2006). This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses. Administrative expenses for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
($ in millions)
Administrative expenses	$9.9	$8.4
Investigation related costs	3.3	2.9

Total administrative expenses	$13.2	$11.3

      Administrative expenses for the three months ended March 31, 2007, included costs of $1.4 million incurred to engage a third party to work with BLX, a portfolio company controlled by us, to conduct a review of BLX’s current internal control systems, with a focus on preventing fraud and further strengthening BLX’s operations. See “— Private Finance, Business Loan Express, LLC” above. Excluding these costs, administrative expenses for the three months ended March 31, 2007, were $8.5 million as compared to $8.4 million for the three months ended March 31, 2006.
      Investigation related costs include costs associated with requests for information in connection with government investigations and other legal matters. We expect that we will continue to incur legal and other costs associated with these matters. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1 of Part II.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Income tax expense (benefit)	$(4.2)	$0.5
Excise tax expense	3.6	8.4

Income tax expense (benefit), including excise tax	$(0.6)	$8.9

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.
      Our estimated annual taxable income for 2007 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2007, and such estimated excess taxable income will be distributed in 2008. Therefore, we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. We have recorded an estimated excise tax of $3.6 million for the three months ended March 31, 2007. See “Dividends and Distributions.” While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a significant effect on our consolidated financial position or our results of operations.
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended March 31, 2007 and 2006, were as follows:

	2007	2006
($ in millions)
Realized gains	$33.2	$436.5
Realized losses	(5.5)	(3.7)

Net realized gains	$27.7	$432.8

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2007 and 2006, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

($ in millions)	2007	2006

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(32.1)	$(393.6)
Reversal of previously recorded net unrealized depreciation associated with realized losses	5.8	2.7

Total reversal	$(26.3)	$(390.9)

      Realized gains for the three months ended March 31, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Palm Coast Data, LLC	$20.0
Mogas Energy, LLC	4.5
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Other	1.1

Total realized gains	$33.2

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$433.1
Nobel Learning Communications, Inc.	1.5
The Debt Exchange, Inc.	1.1
Other	0.2

Total private finance	435.9

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total realized gains	$436.5

      Realized losses for the three months ended March 31, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Legacy Partners Group, LLC	$5.8
Other	(0.3)

Total realized losses	$5.5

2006

Portfolio Company	Amount

Private Finance:
Aspen Pet Products, Inc.	$1.5
Nobel Learning Communities, Inc.	1.4
Other	0.5

Total private finance	3.4

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total realized losses	$3.7

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2007, portfolio investments recorded at fair value were approximately 90% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      We receive third-party valuation assistance from Duff & Phelps, LLC (Duff & Phelps) and Houlihan Lokey Howard and Zukin for our private finance portfolio. For the three months ended March 31, 2007 and 2006, we received third-party valuation assistance as follows:

	2007	2006

	Q1	Q1

Number of private finance portfolio companies reviewed	88	78
Percentage of private finance portfolio reviewed at value	91.8%	87.0%
      Professional fees for third-party valuation assistance were $1.5 million for the year ended December 31, 2006, and are estimated to be approximately $1.6 million for 2007.
      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2007 and 2006, consisted of the following:

	2007(1)	2006(1)
($ in millions)
Net unrealized appreciation (depreciation)	$92.2	$16.4
Reversal of previously recorded unrealized appreciation associated with realized gains	(32.1)	(393.6)
Reversal of previously recorded unrealized depreciation associated with realized losses	5.8	2.7

Net change in unrealized appreciation or depreciation	$65.9	$(374.5)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
     Valuation of Mercury Air Centers, Inc. In April 2007, we signed a definitive agreement to sell our majority equity interest in Mercury for an enterprise value of approximately $427 million, subject to pre-and post-closing adjustments. See “ — Portfolio and Investment Activity” above. At March 31, 2007, we estimated the enterprise value of Mercury to be $384 million given that the closing of the transaction is subject to certain closing conditions, including regulatory approvals, and the sales price is subject to pre-and post-closing adjustments and certain holdback provisions. Using the enterprise value at March 31, 2007, of $384 million we determined the value of our investments in Mercury to be $301.4 million, which resulted in unrealized appreciation of $216.6 million at March 31, 2007. This is an increase in unrealized appreciation in the first quarter of 2007 of $56.7 million. We received valuation assistance from Duff & Phelps for our investment in Mercury at March 31, 2007, and December 31, 2006. The transaction is expected to close in the third quarter of 2007, upon satisfying certain closing conditions, including regulatory approvals.
      Valuation of Business Loan Express, LLC. Our investment in BLX totaled $314.5 million at cost and $229.9 million at value at March 31, 2007, and $295.3 million at cost and $210.7 million at value at December 31, 2006. To determine the value of our investment in BLX at March 31, 2007, we performed numerous valuation analyses to determine a range of values including: (1) analysis of comparable public company trading multiples; (2) analysis of BLX’s value assuming an initial public offering; (3) analysis of merger and acquisition transactions for financial services companies; (4) a discounted dividend analysis; and (5) adding BLX’s net asset value (adjusted for certain discounts) to the estimated value of BLX’s business operations, which was determined by using a discounted cash flow model. In performing the valuation analyses at March 31, 2007, we continued to consider the impact of various changes in BLX’s business model due to the competitive environment for small business loans and BLX’s newer non-SBA real estate lending products. We also continued to consider BLX’s current regulatory issues and ongoing investigations. (See “— Private Finance, Business Loan Express, LLC” above.) We received valuation assistance from Duff & Phelps for our investment in BLX at March 31, 2007, and December 31, 2006.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at March 31, 2007, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at December 31, 2006.
      Our investment in BLX at March 31, 2007, was valued at $229.9 million. This fair value was within the range of values determined by our valuation analyses discussed above. Unrealized depreciation on our investment was $84.6 million at March 31, 2007. Net change in unrealized appreciation or depreciation included no change for the three months ended March 31, 2007, and a net decrease of $22.7 million for the three months ended March 31, 2006.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 152.8 million and 141.7 million for the three months ended March 31, 2007 and 2006, respectively.
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
DIVIDENDS AND DISTRIBUTIONS
      Dividends to common shareholders for the three months ended March 31, 2007 and 2006, were $95.8 million and $82.5 million, respectively, or $0.63 per common share for the first quarter of 2007 and $0.59 per common share for the first quarter of 2006. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.
      The Board of Directors has declared a dividend of $0.64 per common share for the second quarter of 2007.
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code (see discussion below). Such income will be treated under the Code as having been distributed during the prior year for purposes of our qualification for RIC tax treatment for such year. The maximum amount of excess taxable income that we may carry over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a 4% excise tax. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
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
      Our estimated annual taxable income for 2006 exceeded our dividend distributions to shareholders for 2006 from such taxable income, and, therefore, we have carried over excess taxable income, which is currently estimated to be $397.1 million, for distribution to shareholders in 2007. Estimated excess taxable income for 2006 represents approximately $120.6 million of ordinary income and approximately $276.5 million of net long-term capital gains. Our taxable income for 2006 is an estimate and will not be finally determined until we file our 2006 tax return in September 2007. Therefore, the excess taxable income earned in 2006 and carried forward for distribution in 2007 may be different than this estimate.
      Dividends for 2007 will first be paid out of the excess taxable income carried over from 2006. Given our regular quarterly dividend payout, which for the first quarter of 2007 was $95.8 million, we expect that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings. Given the significant amount of estimated excess taxable income carried forward from 2006 for distribution in 2007, we currently expect that our estimated annual taxable income for 2007 will be significantly in excess of our estimated dividend distributions to shareholders in 2007 from such taxable income, and, therefore, we expect to carry over excess taxable income for distribution to shareholders in 2008. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2007 over the amount of actual distributions from such taxable income in 2007. For the three months ended March 31, 2007, we have recorded an excise tax of $3.6 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2007 may be adjusted as appropriate in the remainder of 2007 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2007 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2007 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      In addition to excess taxable income available to be carried over from one tax year for distribution in the following tax year, we currently estimate that we have cumulative deferred taxable income related to installment sale gains of $220.7 million as of December 31, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The installment sale gains for 2006 are estimates and will not be finally determined until we file our 2006 tax return in September 2007. See “Other Matters — Regulated Investment Company Status” above.
      To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively. See “— Results of Operations” above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      At March 31, 2007, and December 31, 2006, our liquidity portfolio, cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2007	2006

Liquidity portfolio (includes money market and other securities)	$205.0	$201.8
Cash and investments in money market securities (including money market and other securities: 2007-$66.2; 2006-$0.4)	$66.5	$2.1
Total assets	$4,986.1	$4,887.5
Total debt outstanding	$1,891.5	$1,899.1
Total shareholders’ equity	$2,978.3	$2,841.2
Debt to equity ratio(1)	0.64	0.67
Asset coverage ratio(2)	257%	250%

(1)	The debt to equity ratio adjusted for the liquidity portfolio was 0.57 and 0.60 at March 31, 2007, and December 31, 2006, respectively, which is calculated as (a) total debt less the value of the liquidity portfolio divided by (b) total shareholders’ equity.

(2)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Net cash provided by (used in) operating activities	$19.4	$(17.7)
Add: portfolio investments funded	170.2	647.9

Total cash provided by operating activities before new investments	$189.6	$630.2

      In addition to the net cash flow provided by our operating activities before funding investments, we have sources of liquidity through our liquidity portfolio and revolving line of credit as discussed below.
      At March 31, 2007, and December 31, 2006, the value and yield of the securities in the liquidity portfolio were as follows:

	2007		2006

	Value	Yield	Value	Yield
($ in millions)
Money market securities	$163.8	5.3%	$161.2	5.3%
Certificate of Deposit(1)	41.2	5.5%	40.6	5.6%

Total	$205.0	5.3%	$201.8	5.3%

(1)	The certificate of deposit matures in June 2007.
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

      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $888.0 million on March 31, 2007. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate debt portfolio and our equity portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      During the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, we sold new equity of $93.8 million, $83.0 million, and $295.8 million, respectively, in public offerings. In addition, shareholders’ equity increased by $5.8 million, $7.7 million, and $27.7 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, respectively.
      We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At March 31, 2007, and December 31, 2006, we had outstanding debt as follows:

	2007				2006

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.5	$1,041.5	6.1%		$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	850.0	850.0	6.7%		650.0	650.0	6.6%

Total notes payable and debentures	1,891.5	1,891.5	6.3%		1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—	%(2)	922.5	207.7	6.4	%(2)

Total debt	$2,814.0	$1,891.5	6.5	%(3)	$2,613.9	$1,899.1	6.5	% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at March 31, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.8 million and $3.9 million at March 31, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At March 31, 2007, $888.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $34.5 million issued under the credit facility.
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
      Publicly Issued Unsecured Notes Payable. We have outstanding publicly issued unsecured notes as follows:

	Amount	Maturity Date
($ in millions)
6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	200.0	April 15, 2047

Total	$850.0

      The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      On March 28, 2007, we completed the issuance of $200.0 million of 6.875% Notes due 2047 for net proceeds of $193.0 million (net of underwriting discounts and estimated offering expenses). In April 2007, we issued additional notes, through an over-allotment option, totaling $30.0 million for net proceeds of $29.1 million (net of underwriting discounts and estimated offering expenses). The notes are listed on the New York Stock Exchange under the trading symbol AFC.
      The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. We may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.
      Revolving Line of Credit. At March 31, 2007, and December 31, 2006, we had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. The revolving line of credit generally bears interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At March 31, 2007, there was no outstanding balance on our unsecured revolving line of credit. The amount available under the line at March 31, 2007, was $888.0 million, net of amounts committed for standby letters of credit of $34.5 million. Net repayments under the revolving lines of credit for the three months ended March 31, 2007, were $207.7 million.
      We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at March 31, 2007. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2007, we were in compliance with these covenants.
      We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At March 31, 2007, we were in compliance with these covenants.

      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2007.

		Payments Due By Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Unsecured notes payable	$1,891.5	$—	$153.0	$269.0	$408.0	$472.5	$589.0
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	23.5	3.3	4.5	4.6	4.5	1.8	4.8

Total contractual obligations	$1,915.0	$3.3	$157.5	$273.6	$412.5	$474.3	$593.8

(1)	At March 31, 2007, $888.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $34.5 million issued under the credit facility.
Off-Balance Sheet Arrangements
      In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt, rental and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2007.

		Amount of Commitment Expiration Per Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Guarantees	$194.5	$0.3	$3.0	$184.9	$—	$4.4	$1.9
Standby letters of credit(1)	34.5	4.0	30.5	—	—	—	—

Total commitments(2)	$229.0	$4.3	$33.5	$184.9	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.

(2)	Our most significant commitments relate to our investment in Business Loan Express, LLC (BLX), which commitments totaled $202.4 million at March 31, 2007. At March 31, 2007, we guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit for a total guaranteed amount of $179.4 million and we had also provided four standby letters of credit totaling $20.0 million in connection with four term securitizations completed by BLX. In addition, we have agreed to purchase the $3.0 million of Class A equity interests purchased by the chief executive officer of BLX at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. See “— Private Finance, Business Loan Express, LLC” above for further discussion.
     In addition, we had outstanding commitments to fund investments totaling $410.8 million at March 31, 2007. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and deposits of proceeds from sales of borrowed Treasury securities, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.
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
      Federal and State Income Taxes and Excise Tax. We intend to comply with the requirements of the Internal Revenue Code (Code) that are applicable to regulated investment companies (RIC) and real estate investment trusts (REIT). We and any of our subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of our annual taxable income to shareholders; therefore, we have made no provision for income taxes exclusive of excise taxes for these entities.
      If we do not distribute at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
      There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2006.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s complaint names as defendants the members of Allied Capital’s Board of Directors; Allied Capital is a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously. Allied Capital and the individual directors filed a motion to dismiss the complaint in its entirety. The motion is pending.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is captioned Dana Ross v. Walton, et al., CV 00402. Dana Ross claims that, between March 1, 2006, and January 10, 2007, Allied Capital either failed to disclose or misrepresented information concerning the loan origination practices of Business Loan Express, LLC, an Allied Capital portfolio company. Dana Ross seeks unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously. There may be other similar class action lawsuits filed.
      In addition to the above matters, we are party to certain lawsuits in the normal course of business.
      While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations; however, there can be no assurances whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

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
      Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At March 31, 2007, portfolio investments recorded at fair value were 90% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At March 31, 2007, our largest investments at value were in Mercury Air Centers, Inc. and Business Loan Express, LLC (BLX), which represented 6.0% and 4.6% of our total assets, respectively, and 2.0% and 1.3% of our total interest and related portfolio income, respectively, for the three months ended March 31, 2007.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. These investigations are ongoing. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Business Loan Express, LLC” below.
      We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our revolving line of credit and notes payable contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us.
      At March 31, 2007, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.5% and a debt to equity ratio of 0.64 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.5% as of March 31, 2007, which returns were achieved.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2007, our asset coverage for senior indebtedness was 257%.
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
      Assuming that the balance sheet as of March 31, 2007, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions or other investors and have issued equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We intend to continue to borrow from financial institutions or other investors and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our debt securities or common stock.
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
      The trading market or market value of our publicly issued debt securities may be volatile. Our publicly issued debt securities may or may not have an established trading market. We cannot assure that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.
      There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
      Our credit ratings may not reflect all risks of an investment in the debt securities. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
      Terms relating to redemption may materially adversely affect your return on the debt securities. If our debt securities are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of the debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended March 31, 2007, we issued a total of 145,974 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $4.3 million.
Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended March 31, 2007, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
1/1/2007 to 1/31/2007	87	$32.31
2/1/2007 to 2/28/2007	705	$28.32
3/1/2007 to 3/31/2007	—	$—
2005 DCP II(2)
1/1/2007 to 1/31/2007	19,526	$32.26
2/1/2007 to 2/28/2007	—	$—
3/1/2007 to 3/31/2007	84,325	$28.90

Total	104,643	$29.52

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is managed through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is managed through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market. In addition, dividends received on the Allied Capital shares held in the trust are reinvested in our common stock.
Item 3.  Defaults Upon Senior Securities
      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      None.
Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.1 filed with Allied Capital’s Post-Effective Amendment No. 2 to registration statement on Form N-2 (File No. 333-67336) filed on March 22, 2002).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on January 24, 2006).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007.(Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).

Exhibit
Number		Description

4	.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).
10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Exhibit B of Allied Capital’s definitive proxy statement for Allied Capital’s 2004 Annual Meeting of Stockholders filed on March 30, 2004).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).

Exhibit
Number		Description

10	.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23		Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10	.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29		Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30		Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)

Exhibit
Number		Description

10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15	*	Letter regarding Unaudited Interim Financial Information.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 8, 2007	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter regarding Unaudited Interim Financial Information.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.