Form 10-K/A
period 2006-12-31
ALLIED CAPITAL CORP
filed 2007-08-09
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

PRELIMINARY NOTE
      This Form 10-K/A amends and restates Part III, Item 11. Executive Compensation, Part IV, Item 15. Exhibits and Financial Statement Schedules and other matters of Allied Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007. Specifically, this amendment amends the Summary Compensation table included in Item 11.
      Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, the Annual Report on Form 10-K filed on March 1, 2007. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date on which we filed our Annual Report on Form 10-K. Any information not affected by this amendment is unchanged and reflects the disclosures made at the time we filed our Annual Report on Form 10-K.
      In this Form 10-K/A, unless otherwise indicated, “Allied Capital,” “we,” “us” or “our” refer to Allied Capital Corporation and its subsidiaries.
PART III
Item 11. Executive Compensation.
COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
      Under SEC rules applicable to business development companies, we are required to set forth certain information regarding the compensation of certain executive officers and directors. The following tables set forth compensation earned during the year ended December 31, 2006, by all of our directors, our principal executive officer, our principal financial officer, and each of our three highest paid executive officers (collectively, the Named Executive Officers or NEOs) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

DIRECTOR COMPENSATION
      The following table sets forth compensation that we paid during the year ended December 31, 2006, to our directors. Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

						Change in
						Pension Value
						and Non-
	Fees					Qualified
	Earned or				Non-Equity	Deferred
	Paid in	Stock	Option		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards(1)		Compensation	Earnings(4)	Compensation	Total

Interested Directors
William L. Walton(2)	$—	n/a	$—		n/a	$—	$—	$—
Joan M. Sweeney(2)	$—	n/a	$—		n/a	$—	$—	$—
Robert E. Long	$109,000	n/a	$18,169		n/a	$—	$—	$127,169
Independent Directors
Ann Torre Bates	$84,000	n/a	$18,169		n/a	$—	$—	$102,169
Brooks H. Browne	$102,000	n/a	$18,169		n/a	$—	$—	$120,169
John D. Firestone	$66,000	n/a	$18,169		n/a	$—	$—	$84,169
Anthony T. Garcia	$102,000	n/a	$18,169		n/a	$—	$—	$120,169
Edwin L. Harper	$86,500	n/a	$36,337	(3)	n/a	$—	$—	$122,837
Lawrence I. Hebert	$126,500	n/a	$18,169		n/a	$—	$—	$144,669
John I. Leahy	$138,000	n/a	$18,169		n/a	$—	$—	$156,169
Alex J. Pollock	$115,500	n/a	$18,169		n/a	$—	$—	$133,669
Marc F. Racicot	$64,000	n/a	$18,169		n/a	$—	$—	$82,169
Guy T. Steuart II	$106,500	n/a	$18,169		n/a	$—	$—	$124,669
Laura W. van Roijen	$79,000	n/a	$18,169		n/a	$—	$—	$97,169

(1)	Reflects the annual grant of 5,000 options. Options granted vest immediately. The fair value of the options was estimated on the grant date for financial reporting purposes using the Black-Scholes option pricing model and pursuant to the requirements of FASB Statement No. 123 (Revised) (FAS 123R). See Note 2 to our consolidated financial statements for the assumptions used in determining FAS 123R values.

(2)	Mr. Walton and Ms. Sweeney did not receive any compensation for serving on the Board of Directors. See “Executive Compensation — Summary Compensation” below.

(3)	Reflects the grant of 10,000 options made upon Mr. Harper’s initial election to the Board.

(4)	There were no above market or preferential earnings on the non-qualified deferred compensation plans. See “Non-Qualified Deferred Compensation” below.
     Each non-officer director receives an annual retainer of $40,000. In addition, committee chairs receive an annual retainer of $5,000. For each committee meeting attended, Executive Committee members receive $1,500 per meeting; Audit Committee members receive $3,000 per meeting; and members of the Compensation and Corporate Governance/Nominating Committees each receive $2,000 per meeting. For 2007, members serving on special purpose committees will receive $3,000 per meeting.
      Directors may choose to defer such fees through the 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan (DCP I), and may choose to have such deferred income invested in shares of our common stock through a trust, which is owned by us. See “Non-Qualified Deferred Compensation” for additional information.
      Non-officer directors are eligible for stock option awards under our Amended Stock Option Plan pursuant to an exemptive order from the Commission. The terms of the order, which was granted in September 1999, provided for a one-time grant of 10,000 options to each non-officer director on the date that the order was issued, or on the date that any new director is elected by stockholders to the Board of Directors. Thereafter, each non-officer director will receive 5,000 options each year on the date of the Annual Meeting of Stockholders at the fair market value on the date of grant. See “Amended Stock Option Plan.” The options granted to our directors vest immediately.

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Overview of the Compensation Program
      Compensation Philosophy. Allied Capital’s compensation and benefits programs are designed with the goal of providing compensation that is fair, reasonable and competitive. The programs are intended to help us align the compensation paid to our executive officers with the achievement of certain corporate and executive performance objectives that have been established to achieve the long-term objectives of Allied Capital. We also believe that the compensation programs should enable us to attract, motivate, and retain key officers who will contribute to our future success.
      The design of our compensation programs is based on the following:

•	Competitiveness and Market Alignment — Our compensation and benefits programs are designed to be competitive with those provided by companies with whom we compete for talent and to be sufficient to attract the best talent from an increasingly competitive market for top performers in the private equity industry. In general, programs are considered competitive when they are in a range between the median (50th percentile) and 75th percentile of market compensation levels as measured against similarly situated competitor companies. Benefit programs are designed to provide competitive levels of protection and financial security and are not based on performance. As part of its annual review process, the Committee reviews the competitiveness of our current compensation levels of its key employees and executives with a third-party compensation consultant against the competitive market and relative to overall corporate performance during the year.

•	Achievement of Corporate and Individual Performance Objectives — We believe that the best way to accomplish alignment of compensation with the interests of our stockholders is to link pay to individual performance and individual contributions to the returns generated for stockholders. Compensation is determined by the Compensation Committee on a discretionary basis and is dependent on the achievement of certain corporate and executive performance objectives that have been established to achieve long-term objectives of Allied Capital. When individual performance exceeds expectations and performance goals established during the year, pay levels for the individual are expected to be above competitive market levels. When individual performance falls below expectations, pay levels are expected to be below competitive levels.

•	Alignment with Requirements of the 1940 Act — Our compensation program must align with the requirements of the 1940 Act, which imposes certain limitations on the structure of a BDC’s compensation program. For example, the 1940 Act prohibits a BDC from maintaining a stock option plan and a profit sharing arrangement simultaneously. As a result, if a BDC has a stock option plan, it is prohibited from using a carried interest formula, a common form of compensation in the private equity industry, as a form of compensation. Because of these and other similar limitations imposed by the 1940 Act, the Compensation Committee is limited as to the type of compensation arrangements that can be utilized in order to attract, retain and motivate employees.
      Components of Total Compensation. The Compensation Committee determined that the compensation packages for 2006 for the named executive officers identified in the Summary Compensation Table (the NEOs) should generally consist of the following five key components:

•	Annual base salary;

•	Annual cash bonus;

•	Stock options, priced at current market value;

•	Individual Performance Award (IPA), which is a cash award that is generally determined at the beginning of the year based upon the individual performance of the officer, which is used exclusively to purchase shares of our common stock in the market through a deferred compensation plan; and

•	Individual Performance Bonus (IPB), which is a cash award that is generally determined at the beginning of the year based upon the individual performance of the officer and is paid as current compensation during the year.
      Base Salary. Base salary is designed to attract and retain experienced executives who can drive the achievement of our goals and objectives. While an executive’s initial base salary is determined by an assessment of competitive market levels, the factors used in determining increases in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment.
      We have entered into employment agreements with William L. Walton, our Chairman and Chief Executive Officer, Joan M. Sweeney, our Chief Operating Officer, and Penni F. Roll, our Chief Financial Officer. See “— Employment Agreements” below for information regarding the material terms of these agreements.
      Annual Cash Bonus. The annual cash bonus is designed to reward those executives that have achieved certain corporate and executive performance objectives and have contributed to the achievement of certain long-term objectives of Allied Capital. The amount of the annual cash bonus is determined by the Compensation Committee on a discretionary basis. The annual cash bonus, when combined with base salary and the IPA and IPB described below, is benchmarked against a range of compensation that is competitive between the median (50th percentile) and 75th percentile of market compensation levels based on the performance of the individual.
      Stock Options. Our principal objective in awarding stock options to our officers and directors is to align each optionee’s interests with the success of Allied Capital and the financial interests of our stockholders by linking a portion of such optionee’s compensation with the performance of our stock and the value delivered to stockholders. The Compensation Committee evaluates a number of criteria, including the past service of each such optionee to Allied Capital, the present and potential contributions of such optionee to the success of Allied Capital, and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purposes of the Amended Stock Option Plan, including the recipient’s current stock holdings, years of service, position with us, and other factors. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination. The Compensation Committee awards stock options on a subjective basis and such awards depend in each case on the performance of the officer under consideration, and in the case of new hires, their potential performance. See “Amended Stock Option Plan” for additional information.
      IPA and IPB. Following the enactment of The Sarbanes-Oxley Act of 2002, we were no longer permitted to provide loans to executive officers for the exercise of stock options, as is statutorily provided for in the 1940 Act. This was a significant development, since a substantial component of the total return to stockholders comes in the form of the dividend paid on our common stock. Under the former loan program, an officer could exercise vested stock options with a loan for the purpose of buying the underlying shares and would then receive dividends on the shares obtained through such exercise and pay us interest on the loan until maturity. The loan program was also desirable because it caused the officers to share in the risk of ownership of the stock, since the loan would have to be repaid. As such, under the loan program, there was a balance of the benefits and risks of share ownership for the officers. When the loan program was discontinued, the Compensation Committee established a long-term incentive compensation program whereby the Compensation Committee of the Board of Directors determines an Individual Performance Award (IPA) for certain officers annually, generally at the beginning of each year. In determining the award for any one officer, the Compensation Committee considers individual performance factors, as well as the individual’s contribution to the returns generated for stockholders, among other factors. Stockholders approved the Non-Qualified Deferred Compensation Plan II (DCP II), through which the IPA is administered, in 2004. See “Non-Qualified Deferred Compensation — The 2005 Deferred Compensation Plan II” for additional detail regarding the DCP II.
      As a result of changes in the Code imposed by the American Jobs Creation Act of 2004 (JCA) regarding non-qualified deferred compensation plans, as well as an increase in the competitive market for recruiting and retaining top performers in private equity firms, beginning in 2005 the Board of Directors determined that a portion of the IPA should be paid as an Individual Performance Bonus (IPB). The IPB is determined annually, generally at the beginning of the year, and is distributed in cash in equal installments to award recipients throughout the year as long as each recipient remains employed by us. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. In determining an IPB award for any one officer, the Committee considers individual performance factors, as well as the individual’s contribution to the returns generated for stockholders, among other factors.
      Employment Agreements and Severance Arrangements. We entered into employment agreements in 2004 with Mr. Walton and Mmes. Sweeney and Roll and these agreements were amended in 2007 to comply with the JCA and to address other tax related matters. Pursuant to each of these agreements, if the executive’s employment is terminated without cause during the term of the agreement, or within 24 months of a change in control, the executive shall be entitled to severance pay. See “Severance and Change in Control Arrangements” for more detail.
      401(k) Plan. We maintain a 401(k) Plan. All full-time employees who are at least 21 years of age have the opportunity to contribute pre-tax salary deferrals to the 401(k) Plan, up to $15,500 annually for the 2007 plan year, and to direct the investment of these contributions. Plan participants who are age 50 or older during the 2007 plan year are eligible to defer an additional $5,000 during 2007. The 401(k) Plan allows eligible participants to invest in shares of an Allied Capital Common Stock Fund, consisting of Allied Capital common stock and cash, among other investment options. In addition, during the 2007 plan year, we expect to contribute up to 5% of each participant’s eligible compensation for the year, up to maximum compensation of $225,000, to each participant’s plan account on the participant’s behalf, which fully vests at the time of the contribution. The contribution with respect to compensation in excess of $225,000 will be made to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. See “Non-Qualified Deferred Compensation — The 2005 Deferred Compensation Plan I.” On March 16, 2007, the 401(k) Plan held less than 1% of the outstanding shares of Allied Capital.
      Insurance. We also make available to all employees health insurance, dental insurance, and group life, disability, and other insurance. Prior to the Sarbanes-Oxley Act of 2002, we provided split dollar life insurance arrangements for certain senior officers. We have subsequently terminated our obligations to pay future premiums with respect to existing split-dollar life insurance arrangements.
      Perquisites. We provide only limited perquisites such as company-paid parking to our NEOs. We utilize corporate aircrafts for business use in an effort to improve the efficiency of required business travel. Imputed income determined in accordance with the Internal Revenue Service (IRS) requirements is reflected in an NEO’s aggregate compensation for income tax purposes for any business trip on which a non-employee family member accompanies the NEO. For compensation disclosure purposes, the value of such travel by non-employee family members is calculated using the direct variable costs incurred.
     Establishing Compensation Levels
      Role of the Compensation Committee and Management. The Compensation Committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and independent directors as defined by New York Stock Exchange rules.
      The Compensation Committee operates pursuant to a charter that sets forth the mission of the Compensation Committee and its specific goals and responsibilities. The Compensation Committee’s mission is to evaluate the compensation of our executive officers, and their performance relative to their compensation, and to assure that they are compensated effectively in a manner consistent with the compensation philosophy discussed earlier, internal equity considerations, competitive practice, and the requirements of applicable law and the appropriate regulatory bodies. In addition, the Compensation Committee evaluates and makes recommendations to the Board regarding the compensation of the directors, including their compensation for services on Board committees.

      The Compensation Committee’s charter reflects these goals and responsibilities, and the Compensation Committee annually reviews and revises its charter as necessary. To assist in carrying out its responsibilities, the Compensation Committee periodically receives reports and recommendations from management and from a third-party compensation consultant that it selects and retains. The Compensation Committee may also, from time to time, consult with legal, accounting or other advisors all in accordance with the authority granted to the Compensation Committee in its charter.
      The key members of management involved in the compensation process are the Chief Executive Officer, the Chief Operating Officer and the Director of Human Resources. Management proposes certain corporate and executive performance objectives for executive management that could be established to achieve long-term objectives of Allied Capital and used to determine total compensation, and these proposals are presented to the Compensation Committee for review and approval. Management also participates in the discussion of peer companies to be used to benchmark NEO compensation, and recommends the overall funding level for the annual cash bonus, IPA and IPB, and management’s recommendations are presented to the Compensation Committee for review and approval.
      Company Compensation Policies. In determining the individual compensation for our NEOs, the Compensation Committee considers the total compensation to be awarded to each NEO and may exercise discretion in determining the portion allocated to the various components of total compensation. We believe that the focus on total compensation provides the ability to align pay decisions with short- and long-term needs of the business. This approach also allows for the flexibility needed to recognize differences in performance by providing differentiated pay.
      Assessment of Market Data, Peer Comparisons and Benchmarking of Compensation. The Compensation Committee annually retains a third-party compensation consultant to assess the competitiveness of the current and proposed compensation levels of our NEOs to competitive market practices. For over five years, the Committee has engaged Ernst & Young LLP’s Performance and Reward Practice for this purpose. The consultant assists with the assessment of the compensation practices of our direct competitors. Given our unique structure as a publicly traded, internally managed BDC coupled with the fact that most of our direct competitors are privately held private equity partnerships, specific compensation information with respect to our direct competitors typically is not publicly available. There are a limited number of published survey sources that have a primary focus on the private equity industry and that provide annualized information on long-term incentive plans in the industry, which typically take the form of carried interest.
      As a part of the annual assessment of compensation, the Compensation Committee and its consultant analyze NEO compensation information relative to: (a) a peer group of publicly traded companies, as determined by the Compensation Committee, including internally managed BDCs, deemed similar to Allied Capital in terms of industry segment, company size and competitive market for executive talent; (b) published survey data on similarly sized private equity firms; and (c) an estimation of aggregate compensation levels paid by externally managed BDCs and similar pass-through structures, such as real estate investment trusts. Through this process, the Compensation Committee benchmarks our compensation for NEOs, including the CEO, to the median (50th percentile) through the 75th percentile of competitive market data. However, the Compensation Committee was unable to benchmark the compensation data of individual NEOs from the externally managed companies because no individual compensation data is available.
      Assessment of Company Performance. The Compensation Committee considered certain corporate and executive performance measures that have been established to achieve long-term total return to stockholders. During 2006, we achieved numerous strategic investment and operational goals and objectives, including the origination of $2.4 billion in new investments, achievement of approximately $533 million in net realized gains, and the payment of approximately $355 million of dividends to stockholders. We also achieved investment grade status from the primary ratings agencies.
          Compensation Determination
      In identifying prevailing market competitive compensation and benefit levels for similarly situated companies, Allied Capital employs a three-pronged approach as noted above. First, the Compensation

Committee reviews compensation information from a proxy peer group that is composed of similarly situated publicly traded companies, including internally managed BDCs, deemed similar to us in terms of industry segment and competitive market for executive talent. Second, the Compensation Committee considers published survey data on similarly sized private equity firms. Third, the Compensation Committee reviews an estimation of aggregate compensation levels paid by externally managed BDCs and similar pass-through structures, such as real estate investment trusts.
      The Compensation Committee annually reviews tally sheets that illustrate all components of the compensation provided to our NEOs, including base salary, annual cash bonus, IPAs and IPBs, stock option awards, perquisites and benefits, the accumulated balance under non-qualified deferred compensation plans, and the aggregate amounts that may be paid as the result of certain events of termination under employment agreements including a change of control. The Compensation Committee also provides a full report of all compensation program components to the Board of Directors, including the review and discussion of tally sheets.
      Individual compensation levels for NEOs are determined based on individual performance and the achievement of certain corporate and executive performance objectives that have been established to achieve our long-term objectives.
      Increases to base salary are awarded to address changes in the external competitive market for a given position, to recognize an executive for assuming additional responsibilities and his/her related performance, or to achieve an appropriate competitive level due to a promotion to a more senior position.
      In determining the amount of an executive’s variable compensation — the annual cash bonus, IPA and IPB — the Compensation Committee uses market-based total compensation guidelines described above. Within those guidelines, the Committee considers the overall funding available for such awards, the executive’s performance, and the desired mix between the various components of total compensation. We do not use any formula-based approach in determining individual awards. Rather, discretion is exercised in determining the overall total compensation to be awarded to the executive. As a result, the amounts delivered in the form of an annual cash bonus, IPA and IPB are designed to work together in conjunction with base salary to deliver an appropriate total compensation level to the NEO.
      We believe that the discretionary design of our variable compensation program supports its overall compensation objectives by allowing for significant differentiation of pay based on individual performance and by providing the flexibility necessary to ensure that pay packages for its NEOs are competitive relative to our market.
      Determination of 2006 Compensation for the CEO and other NEOs. The compensation of our Chief Executive Officer and other NEOs is determined based on the achievement of certain corporate and executive performance objectives. 2006 was a year of continued progress in achieving the objectives that contribute to the long-term success of Allied Capital. Under Mr. Walton’s leadership in 2006, we invested $2.4 billion in over 65 total transactions, generated approximately $533 million in net realized gains, paid approximately $355 million in dividends to stockholders, raised $700 million in long-term debt and achieved investment grade status from the three primary ratings agencies.
      Mr. Walton is paid an annual base salary of $1,500,000, the same rate that has been in effect since February 2004. Mr. Walton received an annual bonus for 2006 of $2,750,000, the same amount as the annual bonus that was paid for 2005, in recognition of our performance discussed above and his instrumental role in driving those results. Mr. Walton also received a 2006 IPA of $1,475,000 and a 2006 IPB of $1,475,000, which were the same amounts as the prior year. Mr. Walton did not receive any stock option grants in 2006 to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires below the NEO level.
      Ms. Sweeney is paid an annual base salary of $1,000,000, the same rate that has been in effect since February 2004. Ms. Sweeney received an annual bonus for 2006 of $1,500,000, the same amount as the annual bonus that was paid for 2005, in recognition of our performance and her individual performance. Ms. Sweeney also received a 2006 IPA of $750,000 and a 2006 IPB of $750,000, which were the same amounts as the prior year. Ms. Sweeney did not receive any stock option grants in 2006 to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires below the NEO level.
      For 2006, Ms. Roll was paid an annual base salary of $523,568. Ms. Roll received an annual bonus for 2006 of $850,000 in recognition of our performance and her individual performance. Ms. Roll also received a 2006 IPA of $350,000 and a 2006 IPB of $350,000. Ms. Roll did not receive any stock option grants in 2006 to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires below the NEO level.
      For 2006, Mr. Shulman was paid an annual base salary of $561,250. Mr. Shulman received an annual bonus for 2006 of $3,000,000 in recognition of our performance and his individual performance. Mr. Shulman also received a 2006 IPA of $1,000,000 and a 2006 IPB of $1,000,000. Mr. Shulman did not receive any stock option grants in 2006 to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires below the NEO level.
      For 2006, Mr. Grisius was paid an annual base salary of $556,538. Mr. Grisius received an annual bonus for 2006 of $1,500,000 in recognition of our performance and his individual performance. Mr. Grisius also received a 2006 IPA of $500,000 and a 2006 IPB of $500,000. Mr. Grisius did not receive any stock option grants in 2006 to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires below the NEO level.
      The Compensation Committee determined that the total compensation levels for each of these executives was within a competitive range to existing market levels.
      Determination of 2007 IPA and 2007 IPB for NEOs. In determining the 2007 IPAs and IPBs, the Compensation Committee considered each NEO’s individual contribution to Allied Capital as a whole. The 2007 IPAs for Mr. Walton, Ms. Sweeney, Ms. Roll, Mr. Shulman and Mr. Grisius were determined to be $1,475,000, $750,000, $350,000, $500,000 and $400,000, respectively. The 2007 IPBs for Mr. Walton, Ms. Sweeney, Ms. Roll, Mr. Shulman and Mr. Grisius were determined to be $1,475,000, $750,000, $350,000, $500,000 and $400,000, respectively. The 2007 IPAs and IPBs for Mr. Walton, Ms. Sweeney and Ms. Roll remained unchanged from their 2006 award amounts. The 2007 IPAs and IPBs for Messrs. Shulman and Grisius were each decreased by $500,000 and $100,000, respectively, from their 2006 awards.
      The IPA for 2007 for all recipients in the aggregate has been determined to be approximately $9.9 million. This amount represents IPAs expected to be expensed for financial reporting purposes for 2007 assuming each participant remains employed by us throughout the year. This amount is subject to change if there is a change in the composition of the pool of award recipients during the year, or if the Compensation Committee determines that a change to an individual award is needed. The IPAs are not paid to executive officers on a current basis. Instead, IPAs are deposited in a deferred compensation trust in approximately equal cash installments, on a quarterly basis, and the cash is used to purchase shares of our common stock in the market on the New York Stock Exchange. See “Non-Qualified Deferred Compensation — The 2005 Deferred Compensation Plan II” for additional information.
      The IPB for 2007 for all recipients in the aggregate has been determined to be approximately $9.7 million. The IPB will be distributed in cash to award recipients in equal installments throughout the year as long as the recipient remains employed by us. If a recipient terminates employment during the year, any remaining cash payments under the IPB for the recipient are forfeited. This amount represents IPBs expected to be expensed for financial reporting purposes for 2007 assuming each recipient remains employed by us throughout the year. This amount is subject to change if there is a change in the composition of the pool of award recipients during the year or if the Compensation Committee determines that a change to an individual award is needed.
          Stock Option Practices
      Our principal objective in awarding stock options to our officers and directors is to align each optionee’s interests with the success of Allied Capital and the financial interests of our stockholders by linking a portion of such optionee’s compensation with the performance of our stock and the value delivered to stockholders.

The Compensation Committee awards stock options on a subjective basis and such awards depend in each case on the performance of the officer under consideration, and in the case of new hires, their potential performance. Stock options are priced at the closing price of the stock on the date the option is granted. The Compensation Committee takes into account material non-public information, among other factors, when granting stock options. During 2006, NEOs did not receive stock option grants to help ensure that we had sufficient stock option reserves to make market competitive stock option grants to new officer hires.
          Stock Ownership Initiative
      In connection with our 2006 Annual Meeting of Stockholders, our stockholders approved the issuance of up to 2,500,000 shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options granted to certain officers and directors under the Amended Stock Option Plan. Under the initiative, which was reviewed and approved by our Board of Directors, all optionees who hold vested stock options with exercise prices below the market value of the stock (or “in-the-money” options), would be offered the opportunity to receive cash and unregistered common stock in exchange for their voluntary cancellation of their vested stock options. The sum of the cash and common stock to be received by each optionee would equal the “in-the-money” value of the stock option cancelled. As part of this initiative, the Board of Directors adopted a target ownership program that establishes minimum ownership levels for our senior officers, which is intended to further align the interests of our officers with those of our stockholders. The Company has not implemented the option cancellation program, but intends to do so in the future.
          Impact of Regulatory Requirements — Tax Deductibility of Pay
      Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year, which applies with respect to certain of our most highly paid executive officers for 2006. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. Mr. Walton’s, Ms. Sweeney’s and Mr. Shulman’s total compensation is above the $1,000,000 threshold for 2006; accordingly, for 2006, a portion of their total compensation, including salaries, bonuses and IPBs, and the taxable value of their perquisites under the Code, is not deductible by us.

Summary Compensation
      The following table sets forth compensation for the year ended December 31, 2006, to our principal executive officer, principal financial officer and each of our three highest paid executive officers (collectively, the Named Executive Officers or NEOs) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus(1)	Awards	Awards(2)	Compensation	Earnings(3)	Compensation(4)	Total

William L. Walton, Chief Executive Officer	2006	$1,500,000	$5,700,000	n/a	$421,142	n/a	n/a	$250,763	$7,871,905
Joan M. Sweeney, Chief Operating Officer	2006	$1,000,000	$3,000,000	n/a	$314,827	n/a	n/a	$134,418	$4,449,245
Penni F. Roll, Chief Financial Officer	2006	$523,568	$1,550,000	n/a	$490,659	n/a	n/a	$70,571	$2,634,798
John D. Shulman, Managing Director	2006	$561,250	$5,000,000	n/a	$633,987	n/a	n/a	$130,772	$6,326,009
Michael J. Grisius, Managing Director	2006	$556,538	$2,500,000	n/a	$596,974	n/a	n/a	$81,945	$3,735,457

(1)	This column includes annual cash bonus, IPA and IPB. See “Compensation Discussion and Analysis” above for a discussion of these components. The following table provides detail as to the composition of the bonus received by each of the NEOs:

	Bonus	IPA	IPB

Mr. Walton	$2,750,000	$1,475,000	$1,475,000
Ms. Sweeney	$1,500,000	$750,000	$750,000
Ms. Roll	$850,000	$350,000	$350,000
Mr. Shulman	$3,000,000	$1,000,000	$1,000,000
Mr. Grisius	$1,500,000	$500,000	$500,000

(2)	No option grants were made to NEOs in 2006. This column includes amounts from awards granted prior to 2006 which were recognized for financial statement reporting purposes without regard to estimated forfeitures in 2006 in accordance with FAS 123R. See Note 2 to our consolidated financial statements for the assumptions used in determining FAS 123R values.

(3)	There were no above market or preferential earnings on the non-qualified deferred compensation plans. See “Non-Qualified Deferred Compensation” below.

(4)	All Other Compensation is composed of the following:

	Company
	Contribution	Company
	to 401(k)	Contribution
	Plan	to DCP I	Other(5)

Mr. Walton	$11,000	$201,500	$38,263
Ms. Sweeney	$11,000	$114,000	$9,418
Ms. Roll	$11,000	$55,154	$4,417
Mr. Shulman	$11,000	$117,000	$2,772
Mr. Grisius	$11,000	$66,770	$4,175

(5)	This amount includes perquisites such as Company-paid parking and the imputed income value of split dollar life insurance arrangements. For Mr. Walton, the amount also includes the premiums associated with executive long-term disability insurance. In addition, the amount includes approximately $28,000 for Mr. Walton and approximately $3,000 for Ms. Sweeney related to the direct variable costs associated with the travel of non-employee family members when they have accompanied the NEOs on trips for business purposes. The value of this perquisite is different than each NEO’s imputed income, which is calculated in accordance with IRS requirements.
Grants of Plan-Based Awards(1)

								All Other	All Other
		Estimated Future Payouts			Estimated Future Payouts			Stock	Option
		Under Non-Equity Incentive			Under Equity Incentive Plan			Awards;	Awards;	Exercise	Grant Date
		Plan Awards			Awards			Number of	Number of	or Base	Fair Value
								Shares of	Securities	Price of	of Stock and
	Grant							Stock or	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards

William L. Walton	—	—	—	—	—	—	—	—	—	—	—
Joan M. Sweeney	—	—	—	—	—	—	—	—	—	—	—
Penni F. Roll	—	—	—	—	—	—	—	—	—	—	—
John D. Shulman	—	—	—	—	—	—	—	—	—	—	—
Michael J. Grisius	—	—	—	—	—	—	—	—	—	—	—

(1)	No option grants were made to NEOs in 2006.

     Employment Agreements
      We entered into employment agreements in 2004 with William L. Walton, our Chairman and CEO, Joan M. Sweeney, our Chief Operating Officer, and Penni F. Roll, our Chief Financial Officer. These agreements were amended in 2007 to comply with the JCA and to address other tax-related matters. Each of the agreements provides for a three-year term that extends one day at the end of every day during its length, unless either party provides written notice of termination of such extension. In that case, the agreement would terminate three years from such notification.
      Each agreement specifies each executive’s base salary compensation during the term of the agreement. The Compensation Committee has the right to increase the base salary during the term of the employment agreement. In addition, each employment agreement states that the Compensation Committee may provide, at their sole discretion, an annual cash bonus. This bonus is to be determined with reference to each executive’s performance in accordance with performance criteria to be determined by the Compensation Committee in its sole discretion. Under each agreement, each executive is also entitled to participate in our Amended Stock Option Plan, and to receive all other awards and benefits previously granted to each executive including, the payment of life insurance premiums.
      The executive has the right to voluntarily terminate employment at any time with 30 days’ notice, and in such case, the employee will not receive any severance pay. Among other things, the employment agreements prohibit the solicitation of employees from us in the event of an executive’s departure for a period of two years. See “Severance and Change in Control Arrangements” for a discussion of the severance and change in control arrangements set forth in each of these agreements.
     Amended Stock Option Plan
      Our Amended Stock Option Plan is intended to encourage stock ownership in Allied Capital by our officers and directors, thus giving them a proprietary interest in our performance. The Amended Stock Option Plan was most recently approved by stockholders on May 12, 2004. At December 31, 2006, there were 32.2 million shares authorized under the Stock Option Plan and the number of shares available to be granted was 1.6 million.
      At our annual meeting of stockholders, held on May 15, 2007, our stockholders voted to approve an amendment to our Amended Stock Option Plan to increase the number of shares of common stock authorized for issuance under our Amended Stock Option Plan to an amount which would represent approximately 20% of our outstanding common stock on a fully diluted basis.
      The Compensation Committee’s principal objective in awarding stock options to our eligible officers and directors is to align each optionee’s interests with our success and the financial interests of our stockholders by linking a portion of such optionee’s compensation with the performance of our stock and the value delivered to stockholders.
      Stock options are granted under the Amended Stock Option Plan at a price not less than the prevailing market value at the time of the grant and will have realizable value only if our stock price increases. The Compensation Committee determines the amount, if any, and features of the stock options to be awarded to optionees. The Compensation Committee evaluates a number of criteria, including the past service of each such optionee to Allied Capital, the present and potential contributions of such optionee to the success of Allied Capital, and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purposes of the Amended Stock Option Plan, including the recipient’s current stock holdings, years of service, position with Allied Capital, and other factors. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination. The Compensation Committee awards stock options on a subjective basis and such awards depend in each case on the performance of the officer under consideration, and in the case of new hires, their potential performance.
      The Amended Stock Option Plan is designed to satisfy the conditions of Section 422 of the Code so that options granted under the Amended Stock Option Plan may qualify as “incentive stock options.” To qualify as “incentive stock options,” options may not become exercisable for the first time in any year if the number of incentive options first exercisable in that year multiplied by the exercise price exceeds $100,000.

      We have received approval from the SEC to grant non-qualified options under the Amended Stock Option Plan to non-officer directors. Pursuant to the SEC order, non-officer directors receive options to purchase 10,000 shares upon election by stockholders to the Board of Directors, and options to purchase 5,000 shares each year thereafter, on the date of the Annual Meeting of Stockholders.

Outstanding Equity Awards at Fiscal Year-end
      The following table sets forth the stock option awards outstanding at December 31, 2006:

	Option Awards						Stock Awards(4)

									Equity
									Incentive	Equity
									Plan	Incentive
									Awards:	Plan
									Number	Awards:
				Equity					of	Market or
				Incentive					Unearned	Payout
				Plan					Shares,	Value of
				Awards:				Market	Units or	Unearned
	Number of	Number of		Number of			Number of	Value of	Other	Shares,
	Securities	Securities		Securities			Shares or	Shares or	Rights	Units
	Underlying	Underlying		Underlying			Units of	Units of	That	of Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Have	Rights That
	Options	Options		Unearned	Exercise	Expiration	Have Not	Have Not	Not	Have Not
Name	Exercisable(1)	Unexercisable		Options	Price	Date	Vested	Vested	Vested	Vested

William L. Walton	659,188	—		—	$21.375	01/08/2008	n/a	n/a	n/a	n/a
	51,196	—		—	$17.875	12/08/2008	n/a	n/a	n/a	n/a
	90,922	—		—	$17.750	12/30/2009	n/a	n/a	n/a	n/a
	755,500	—		—	$16.813	05/26/2010	n/a	n/a	n/a	n/a
	254,274	—		—	$21.590	09/20/2011	n/a	n/a	n/a	n/a
	607,554	—		—	$21.520	12/13/2012	n/a	n/a	n/a	n/a
	300,000	100,000	(2)	—	$28.980	03/11/2014	n/a	n/a	n/a	n/a

Joan M. Sweeney	310,049	—		—	$21.375	01/08/2008	n/a	n/a	n/a	n/a
	32,469	—		—	$17.875	12/08/2008	n/a	n/a	n/a	n/a
	75,511	—		—	$17.750	12/30/2009	n/a	n/a	n/a	n/a
	285,000	—		—	$16.813	05/26/2010	n/a	n/a	n/a	n/a
	151,722	—		—	$21.590	09/20/2011	n/a	n/a	n/a	n/a
	462,281	—		—	$21.520	12/13/2012	n/a	n/a	n/a	n/a
	225,000	75,000	(2)	—	$28.980	03/11/2014	n/a	n/a	n/a	n/a

Penni F. Roll	19,254	—		—	$21.375	01/08/2008	n/a	n/a	n/a	n/a
	48,000	—		—	$19.875	07/28/2008	n/a	n/a	n/a	n/a
	3,656	—		—	$17.750	12/30/2009	n/a	n/a	n/a	n/a
	75,398	—		—	$16.813	05/26/2010	n/a	n/a	n/a	n/a
	58,927	—		—	$21.590	09/20/2011	n/a	n/a	n/a	n/a
	245,354	—		—	$21.520	12/13/2012	n/a	n/a	n/a	n/a
	150,000	50,000	(2)	—	$28.980	03/11/2014	n/a	n/a	n/a	n/a
	66,667	133,333	(3)	—	$27.510	08/03/2015	n/a	n/a	n/a	n/a

John D. Shulman	295,429	—		—	$21.875	04/05/2011	n/a	n/a	n/a	n/a
	22,053	—		—	$21.590	09/20/2011	n/a	n/a	n/a	n/a
	289,620	—		—	$21.520	12/13/2012	n/a	n/a	n/a	n/a
	300,000	100,000	(2)	—	$28.980	03/11/2014	n/a	n/a	n/a	n/a
	50,000	100,000	(3)	—	$27.510	08/03/2015	n/a	n/a	n/a	n/a

Michael J. Grisius	140,410	—		—	$21.375	01/08/2008	n/a	n/a	n/a	n/a
	140,797	—		—	$16.813	05/26/2010	n/a	n/a	n/a	n/a
	13,767	—		—	$21.590	09/20/2011	n/a	n/a	n/a	n/a
	71,746	—		—	$21.520	12/13/2012	n/a	n/a	n/a	n/a
	225,000	75,000	(2)	—	$28.980	03/11/2014	n/a	n/a	n/a	n/a
	66,667	133,333	(3)	—	$27.510	08/03/2015	n/a	n/a	n/a	n/a

(1)	No stock option awards have been transferred.
(2)	The options granted vest in four installments on 6/30/04, 6/30/05, 6/30/06 and 6/30/07 and vest immediately upon a change in control.
(3)	The options granted vest in three installments on 6/30/06, 6/30/07 and 6/30/08 and vest immediately upon a change in control.
(4)	We have not made any stock awards. As a business development company, we are prohibited by the 1940 Act from issuing stock awards except pursuant to an SEC exemptive order.

Option Exercises and Stock Vested
      The following table sets forth the stock option awards exercised by each NEO during the year ended December 31, 2006.

	Option Awards(1)		Stock Awards

	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise	on Exercise(2)	Vesting	on Vesting

William L. Walton	4,646	$35,588	n/a	n/a
Joan M. Sweeney	11,188	$128,494	n/a	n/a
Penni F. Roll	20,871	$221,644	n/a	n/a
John D. Shulman	—	—	n/a	n/a
Michael J. Grisius	13,306	$131,751	n/a	n/a

(1)	See “Compensation Discussion and Analysis” for more information about the options.

(2)	Represents the difference between the market price at the date of exercise and the exercise price. These options were exercised and the underlying shares were held by the individuals.
Non-Qualified Deferred Compensation

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
	Contributions in	Contributions in	Earnings in	Distributions in	December 31,
Name	2006(1)(4)	2006(2)(4)	2006(3)	2006	2006

William L. Walton	$1,453,612	$100,521	$1,565,725	$—	$12,027,985
Joan M. Sweeney	$739,125	$63,565	$949,212	$—	$6,074,302
Penni F. Roll	$344,925	$26,609	$252,786	$—	$2,257,335
John D. Shulman	$985,500	$34,000	$278,929	$—	$2,355,683
Michael J. Grisius	$492,750	$26,609	$260,040	$—	$1,899,901

(1)	Executive contributions are based on the IPAs earned during the 2006 plan year (net of FICA tax) and contributed to the 2005 DCP II. There are no other executive deferrals.

(2)	Company contributions are based on the excess 401(k) employer contribution made to the 2005 DCP I in 2006 (for the 2005 plan year) and allocated to the participant’s account.

(3)	Includes interest and dividend income and realized and unrealized gains and losses.

(4)	Executive and company contributions are included in the Summary Compensation table above.
     The 2005 Deferred Compensation Plan I
      Pursuant to changes in federal tax law imposed by the American Jobs Creation Act of 2004 (JCA) regarding non-qualified deferred compensation arrangements, in 2005, we restated and replaced our existing deferred compensation plan (DCP I) with The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan (2005 DCP I). The 2005 DCP I is an unfunded plan, as defined by the Code, that provides for the deferral of compensation by our directors, employees, and consultants. Any director, senior officer, or consultant is eligible to participate in the 2005 DCP I at such time and for such period as designated by the Board of Directors. The 2005 DCP I is administered through a grantor trust, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to have invested such deferred income in shares of our common stock through the trust. On March 16, 2007, the trust related to the 2005 DCP I held 3,412 shares of our common stock.
      We continue to maintain DCP I and all deferrals made to the DCP I (through December 31, 2004) shall be distributed pursuant to the terms of that plan. In the event of termination of employment, the participant’s deferral account in DCP I will be immediately distributed, either in lump sum or annual installments, as previously elected by the participant. On March 16, 2007, the trust related to the DCP I held 1,612 shares of our common stock.
      In the event of a change of control, all amounts in a participant’s deferral account in DCP I will be immediately distributed to the participant. For purposes of DCP I, “Change of Control” prior to the JCA (Pre-JCA) was defined as (i) the sale or other disposition of all or substantially all of our assets; or (ii) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 (the 1934 Act)), or of record, as a result of a merger, consolidation or otherwise, of our securities representing fifteen percent (15%) or more of the aggregate voting power of our then outstanding common stock by any person (within the meaning of Section 13(d) and 14(d) of the 1934 Act), including, but not limited to, any corporation or group of persons acting in concert, other than (A) Allied Capital or its subsidiaries and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974) of our’s or our subsidiaries, including a trust established pursuant to any such plan; or (iii) the individuals who were members of the Board of Directors as of the Effective Date (the Incumbent Board) cease to constitute at least two-thirds (2/3) of the Board; provided, however, that any director appointed by at least two-thirds (2/3) of the then Incumbent Board or nominated by at least two-thirds (2/3) of the Corporate Governance/ Nominating Committee of the Board of Directors (a majority of the members of the Corporate Governance/ Nominating Committee shall be members of the then Incumbent Board or appointees thereof), other than any director appointed or nominated in connection with, or as a result of, a threatened or actual proxy or control contest, shall be deemed to constitute a member of the Incumbent Board.
      For 2005 and 2006, all deferrals were made to the 2005 DCP I and shall be distributed pursuant to the terms of this plan in compliance with the JCA. In the event of termination of employment, the participant’s deferral account in 2005 DCP I will be distributed either in a lump sum or annual installments, as previously elected by the participant, however, in no event will the first payment be made earlier than six months after the date of termination of the participant’s employment.
      In the event of a change of control, all amounts in a participant’s deferral account in 2005 DCP I will be immediately distributed to the participant. For purposes of 2005 DCP I, “Change of Control” following the JCA (Post-JCA) is defined as (i) the sale or other disposition of at least forty percent (40%) of our assets; or (ii) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the 1934 Act), or of record, as a result of a merger, consolidation or otherwise, of our securities representing fifty percent (50%) or more of the aggregate voting power of our then outstanding common stock by any person (within the meaning of Section 13(d) and 14(d) of the 1934 Act), including, but not limited to, any corporation or group of persons acting in concert, other than (A) Allied Capital or its subsidiaries and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974) of our’s or our subsidiaries, including a trust established pursuant to any such plan; or (iii) the individuals who were members of the Board of Directors as of the Effective Date (the Incumbent Board) cease to constitute at least two-thirds (2/3) of the Board of Directors; provided, however, that any director appointed by at least two-thirds (2/3) of the then Incumbent Board or nominated by at least two-thirds (2/3) of the Corporate Governance/ Nominating Committee of the Board (if a majority of the members of the Corporate Governance/ Nominating Committee are members of the then Incumbent Board or appointees thereof), other than any director appointed or nominated in connection with, or as a result of, a threatened or actual proxy or control contest, shall be deemed to constitute a member of the Incumbent Board.
      The Compensation Committee of our Board of Directors administers DCP I and 2005 DCP I. The Board of Directors reserves the right to amend, terminate, or discontinue DCP I and 2005 DCP I, provided that no such action will adversely affect a participant’s rights under the plans with respect to the amounts paid to his or her deferral accounts.
     The 2005 Deferred Compensation Plan II
      In conjunction with the IPA, we established a non-qualified deferred compensation plan (DCP II) in 2004, which is administered through a grantor trust with a third-party trustee. In 2005, pursuant to recent changes in law imposed by the JCA regarding non-qualified deferred compensation arrangements, we restated and replaced DCP II with The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II). The 2005 DCP II is an unfunded plan, as defined by the Code, that provides for the deferral of compensation by our officers. All IPA contributions made for 2005 and 2006 were made into the 2005 DCP II.

      The IPAs are generally deposited in the trust in equal installments, on a quarterly basis, in the form of cash. The Compensation Committee designed both DCP II and 2005 DCP II to require the trustee to use the cash to purchase shares of our common stock in the market on the New York Stock Exchange. A participant only vests in the award as it is deposited into the trust. The Compensation Committee, in its sole discretion, shall designate the senior officers who will receive IPAs and participate in 2005 DCP II. During any period of time in which a participant has an account in either DCP II or 2005 DCP II, any dividends declared and paid on shares of common stock allocated to the participant’s accounts shall be reinvested by the trustee as soon as practicable in shares of our common stock purchased in the open market.
      We continue to maintain DCP II and all contributions made to DCP II (through December 31, 2004) shall be distributed pursuant to the terms of that plan. In the event of termination of employment, one-third of the participant’s deferral account in DCP II will be immediately distributed, one half of the then current remaining balance will be distributed within 30 days of the first anniversary of his or her employment termination date, and the remainder of the account balance will be distributed within 30 days of the second anniversary of the employment termination date. In the event of a change of control (following the Pre-JCA definition for “Change in Control”), all amounts in a participant’s deferral account in DCP II will be immediately distributed to the participant.
      Contributions made to the 2005 DCP II shall be distributed pursuant to the terms of this plan in compliance with the JCA. In the event of termination of employment, one-third of the participant’s deferral account in 2005 DCP II will be distributed six months after his or her employment termination date, one half of the then current remaining balance will be distributed within 30 days of the first anniversary of his or her employment termination date, and the remainder of the account balance will be distributed within 30 days of the second anniversary of the employment termination date. In the event of a change of control, (following the Post-JCA definition for “Change of Control”), all amounts in a participant’s deferral account in 2005 DCP II will be immediately distributed to the participant.
      A participant who violates certain non-solicitation covenants contained in the DCP II and 2005 DCP II during the two years after the termination of his or her employment will forfeit back to us the remaining value of his or her deferral accounts.
      The aggregate maximum number of shares of our common stock that the trustee is authorized to purchase in the open market for the purpose of investing the cash from IPAs in DCP II and 2005 DCP II is 3,500,000 shares, subject to appropriate adjustments in the event of a stock dividend, stock split, or similar change in capitalization affecting our common stock. On March 16, 2007, the trust related to the DCP II held 495,821 shares of our common stock and the trust related to the 2005 DCP II held 522,591 shares of our common stock.
      The Compensation Committee of our Board of Directors administers DCP II and 2005 DCP II. The Board of Directors reserves the right to amend, terminate, or discontinue DCP II and 2005 DCP II, provided that no such action will adversely affect a participant’s rights under the plans with respect to the amounts contributed to his or her deferral accounts.
Severance and Change in Control Arrangements
      We entered into employment agreements in 2004 with William L. Walton, Chairman and CEO, Joan M. Sweeney, Chief Operating Officer, and Penni F. Roll, Chief Financial Officer. These agreements were amended in 2007 to comply with the JCA and to address other tax-related matters. Each of the agreements provides for a three-year term that extends one day at the end of every day during its length, unless either party provides written notice of termination of such extension. In that case, the agreement would terminate three years from such notification.
      Pursuant to each of those agreements, if the executive resigns without good reason or his/her employment is terminated with cause, the executive will not receive any severance pay. If, however, employment is terminated by us without cause or by the executive for good reason, the executive will be entitled to severance pay for a period not to exceed 36 months. Severance pay will include three times the average base salary for the preceding three years, plus three times the average bonus compensation for the preceding three years, plus a lump sum severance amount, plus certain benefits for a period of one year. These benefits include COBRA premiums for Mr. Walton, Ms. Sweeney and Ms. Roll and their eligible family members for the maximum period of continuation coverage provided under COBRA, and also include the full cost for substantially equivalent health and dental insurance benefits for six months after such maximum continuation coverage expires at our sole expense. These benefits also include participation in our stock option plan, split-dollar life insurance plan, executive long term disability plan, and deferred compensation plan, if applicable. Additionally, all balances under the deferred compensation plans would be distributed in accordance with the terms of such deferred compensation plans. See “Non-Qualified Deferred Compensation” for the aggregate deferred compensation balances outstanding at December 31, 2006, for each executive. Calculated based on December 31, 2006, data, the aggregate severance value, including the value of ongoing benefits, would have been $14,537,660 for Mr. Walton, $9,711,758 for Ms. Sweeney and $5,149,142 for Ms. Roll. Severance payments will be paid in a lump sum no earlier than six months after separation.
      If a termination event occurs within 24 months after a change of control, in addition to the severance value described above, Mr. Walton, Ms. Sweeney and Ms. Roll would each be entitled to a tax equalization payment to offset any applicable excise tax penalties imposed on the executive under Section 4999 of the Code. Under the terms of the Amended Stock Option Plan, all outstanding options will vest immediately upon a change of control. As of December 31, 2006, the value of the executives’ unvested options was $370,000 for Mr. Walton, $277,500 for Ms. Sweeney and $874,331 for Ms. Roll. Under this change of control scenario, calculated using December 31, 2006, data, the aggregate payments to the executives, including severance pay, tax equalization payments, the value of the unvested options, and the value of ongoing benefits, would have been $21,468,883 for Mr. Walton, $14,081,581 for Ms. Sweeney, and $8,399,414 for Ms. Roll. Severance payments will be paid in a lump sum no earlier than six months after separation.
      If employment is terminated as a result of death or disability (as defined in the executives’ employment agreements) and no notice of non-renewal has been given, the executive will be entitled to severance pay equal to one times his/her average base salary for the preceding three years, plus one times his/her average bonus compensation for the preceding three years, plus a lump sum severance amount, plus certain benefits previously described for a period of one year. The aggregate severance value for a termination due to death or disability, calculated based on December 31, 2006, data would be $6,997,954 for Mr. Walton, $5,158,051 for Ms. Sweeney, and $2,744,021 for Ms. Roll.
      If a notice of non-renewal has been given prior to death or disability of the executive, then instead of using a one times multiple of the average base salary and average bonus compensation as described above, the severance amount that relates to base salary and bonus compensation would be calculated using the number of years remaining between the date of the executive’s death or disability and the third anniversary of the notice of non-renewal, but in no event less than one year. Any severance relating to disability will be paid in a lump sum no earlier than six months after separation. Any severance relating to death will be paid in two installments: 75% of such pay will be paid at the time of separation and 25% will be paid on the first anniversary of such separation.
      If the term of employment expires in accordance with the agreement after the delivery of a non-renewal notice by either party, the executive would continue to be employed for three years after the notice of non-renewal (unless otherwise terminated under the agreement). At the end of the three-year term, the executive would receive severance pay equal to one times the average base salary for the preceding three years, plus one times the average bonus compensation for the preceding three years, plus a lump sum severance amount, plus the benefits previously described. Severance payments will be paid in a lump sum no earlier than six months after separation.
      If any provision of the employment agreements would cause the executive to incur any additional tax under Section 409A of the Code or any regulations or Treasury guidance promulgated thereunder, we will reform the provision in a manner that maintains, to the extent possible, the original intent of the applicable provision without violating the provisions of Section 409A of the Code. In addition, in such a situation, we will notify and consult with the executives prior to the effective date of any such change.

Indemnification Agreements
      We have entered into indemnification agreements with our directors and certain senior officers. The indemnification agreements are intended to provide these directors and senior officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that Allied Capital shall indemnify the director or senior officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of Allied Capital.

PART IV
Item 15. Exhibits and Financial Statement Schedules
      Part IV of our Annual Report on Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K/A.
      3.  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number		Description

31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

/s/ William L. Walton

William L. Walton
Chairman of the Board and
Chief Executive Officer

/s/ Penni F. Roll

Penni F. Roll
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.