Form 10-Q
period 2007-06-30
ALLIED CAPITAL CORP
filed 2007-08-09
CIK 3906

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended June 30, 2007

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On August 8, 2007, there were 154,326,070 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2007-$1,775,496; 2006-$1,578,822)	$1,709,770	$1,490,180
Companies 5% to 25% owned (cost: 2007-$446,746; 2006-$438,560)	418,647	449,813
Companies less than 5% owned (cost: 2007-$2,197,112; 2006-$2,479,981)	2,219,839	2,437,908

Total private finance (cost: 2007-$4,419,354; 2006-$4,497,363)	4,348,256	4,377,901
Commercial real estate finance (cost: 2007-$100,805; 2006-$103,546)	122,804	118,183

Total portfolio at value (cost: 2007-$4,520,159; 2006-$4,600,909)	4,471,060	4,496,084
Investments in money market and other securities	304,407	202,210
Accrued interest and dividends receivable	70,933	64,566
Other assets	153,514	122,958
Cash	45,574	1,687

Total assets	$5,045,488	$4,887,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2007-$153,000; 2006-$—)	$1,921,815	$1,691,394
Revolving line of credit	—	207,750
Accounts payable and other liabilities	132,539	147,117

Total liabilities	2,054,354	2,046,261

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 152,652 and 148,575 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	15	15
Additional paid-in capital	2,620,247	2,493,335
Common stock held in deferred compensation trust	(34,374)	(28,335)
Notes receivable from sale of common stock	(2,709)	(2,850)
Net unrealized appreciation (depreciation)	(68,060)	(123,084)
Undistributed earnings	476,015	502,163

Total shareholders’ equity	2,991,134	2,841,244

Total liabilities and shareholders’ equity	$5,045,488	$4,887,505

Net asset value per common share	$19.59	$19.12

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$28,540	$23,419	$55,697	$53,565
Companies 5% to 25% owned	10,876	11,419	22,737	17,069
Companies less than 5% owned	63,398	60,595	126,363	113,680

Total interest and dividends	102,814	95,433	204,797	184,314

Fees and other income
Companies more than 25% owned	5,417	5,649	9,406	17,736
Companies 5% to 25% owned	471	1,282	499	3,998
Companies less than 5% owned	8,974	8,092	10,926	15,419

Total fees and other income	14,862	15,023	20,831	37,153

Total interest and related portfolio income	117,676	110,456	225,628	221,467

Expenses:
Interest	34,336	21,861	64,624	46,346
Employee	28,611	20,398	50,539	41,826
Employee stock options	9,519	4,597	13,180	8,203
Administrative	14,505	9,861	27,729	21,195

Total operating expenses	86,971	56,717	156,072	117,570

Net investment income before income taxes	30,705	53,739	69,556	103,897
Income tax expense (benefit), including excise tax	5,530	3,544	4,881	12,402

Net investment income	25,175	50,195	64,675	91,495

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	67,127	95,212	65,777	528,399
Companies 5% to 25% owned	138	(74)	304	(417)
Companies less than 5% owned	7,614	5,102	36,464	5,093

Total net realized gains	74,879	100,240	102,545	533,075
Net change in unrealized appreciation or depreciation	(10,896)	(116,706)	55,024	(491,254)

Total net gains (losses)	63,983	(16,466)	157,569	41,821

Net increase in net assets resulting from operations	$89,158	$33,729	$222,244	$133,316

Basic earnings per common share	$0.59	$0.24	$1.47	$0.96

Diluted earnings per common share	$0.57	$0.24	$1.44	$0.94

Weighted average common shares outstanding — basic	152,361	140,024	150,940	139,395

Weighted average common shares outstanding — diluted	156,051	143,213	154,446	142,466

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,

	2007	2006
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$64,675	$91,495
Net realized gains	102,545	533,075
Net change in unrealized appreciation or depreciation	55,024	(491,254)

Net increase in net assets resulting from operations	222,244	133,316

Shareholder distributions:
Common stock dividends	(193,368)	(166,632)

Net decrease in net assets resulting from shareholder distributions	(193,368)	(166,632)

Capital share transactions:
Sale of common stock	93,784	82,970
Issuance of common stock in lieu of cash distributions	8,279	7,199
Issuance of common stock upon the exercise of stock options	11,967	8,226
Stock option expense	13,358	8,439
Net decrease in notes receivable from sale of common stock	141	498
Purchase of common stock held in deferred compensation trust	(6,166)	(4,649)
Distribution of common stock held in deferred compensation trust	127	106
Other	(476)	—

Net increase in net assets resulting from capital share transactions	121,014	102,789

Total increase in net assets	149,890	69,473
Net assets at beginning of period	2,841,244	2,620,546

Net assets at end of period	$2,991,134	$2,690,019

Net asset value per common share	$19.59	$19.17

Common shares outstanding at end of period	152,652	140,312

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2007	2006
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$222,244	$133,316
Adjustments:
Portfolio investments	(659,141)	(1,071,243)
Principal collections related to investment repayments or sales	735,441	769,598
Change in accrued or reinvested interest and dividends	(17,714)	9,064
Net collection (amortization) of discounts and fees	(425)	(3,094)
Redemption of (investments in) U.S. Treasury bills	—	(22,875)
Redemption of (investments in) money market securities	(97,478)	25,581
Stock option expense	13,358	8,439
Changes in other assets and liabilities	(28,354)	(1,410)
Depreciation and amortization	1,022	870
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	(9,201)	(217,086)
Realized losses	18,057	4,405
Net change in unrealized (appreciation) or depreciation	(55,024)	491,254

Net cash provided by (used in) operating activities	122,785	126,819

Cash flows from financing activities:
Sale of common stock	93,784	82,970
Sale of common stock upon the exercise of stock options	11,967	8,226
Collections of notes receivable from sale of common stock	141	498
Borrowings under notes payable	230,000	50,000
Repayments on notes payable and debentures	—	(37,000)
Net borrowings under (repayments on) revolving line of credit	(207,750)	(90,000)
Purchase of common stock held in deferred compensation trust	(6,166)	(4,649)
Other financing activities	(8,362)	(1,590)
Common stock dividends and distributions paid	(192,512)	(163,531)

Net cash provided by (used in) financing activities	(78,898)	(155,076)

Net increase (decrease) in cash	43,887	(28,257)
Cash at beginning of period	1,687	31,363

Cash at end of period	$45,574	$3,106

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	$26,987	$—
(Business Services)	Equity Interests		5,189	—
	Guaranty ($1,100)

AllBridge Financial, LLC	Equity Interests		800	800
(Financial Services)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		19,080	19,252
(Private Debt Fund)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		611	927
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	—
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	—
(Consumer Products)	Common Stock (148,838 shares)		3,847	—

Business Loan Express, LLC (Financial Services)	Class A Equity Interests(25.0% — See Note 3)(6)	95,822	95,822	95,822
	Class B Equity Interests		119,436	70,023
	Class C Equity Interests		109,301	54,948
	Guaranty ($208,821 — See Note 3)
	Standby Letters of Credit ($20,000 — See Note 3)

Calder Capital Partners, LLC(5)	Senior Loan (8.0%, Due 5/09)(6)	1,952	1,952	1,952
(Financial Services)	Equity Interests		2,154	538

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/08)	700	700	700
(Financial Services)	Subordinated Debt (18.0%, Due 10/08)	6,292	6,292	6,292
	Common Stock (100 shares)		2,067	48,341

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	35,054	34,905	34,905
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,976	5,976
	Common Stock (884,880 shares)		16,648	22,510

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	40,256	40,099	40,099
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	38,522

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	36,227	36,058	36,058
(Financial Services)	Common Stock (2,097,234 shares)		19,250	17,166

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	72,306	72,102	72,102
(Financial Services)	Preferred Stock (10,964 shares)		10,276	17,576
	Common Stock (14,735 shares)		14,819	70,473

ForeSite Towers, LLC	Equity Interests		—	913
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	$15,957	$15,957	$15,957
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	3,221
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 6/06 – 12/08)(6)	11,792	11,794	—
(Business Services)	Common Stock (1,000 shares)		6,942	—

Hot Stuff Foods, LLC	Senior Loan (8.8%, Due 2/11-2/12)	49,660	49,450	49,450
(Consumer Products)	Subordinated Debt (13.7%, Due 8/12 – 2/13)	61,532	61,293	48,155
	Subordinated Debt (16.0%, Due 2/13)(6)	20,841	20,750	—
	Common Stock (1,147,453 shares)		56,187	—

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	58,949	58,686	58,686
(Retail)	Common Stock (415,328 shares)		41,533	43,070

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	320
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	44,257	44,123	44,569
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	16,457
	Preferred Stock (25,000 shares)		25,000	209
	Common Stock (620,000 shares)		6,325	—

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	15,692	15,692	—
(Industrial Products)	Preferred Stock (6,460 shares)		6,460	—
	Common Stock (158,061 shares)		9,347	—

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	3,843	3,843	3,843
(Financial Services)	Equity Interests		4,261	568

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	706	706	706
(Business Services)	Equity Interest		1,809	2,906

Mercury Air Centers, Inc.	Subordinated Debt (16.0%, Due 4/09 –
(Business Services)	11/12)	50,361	50,252	50,252
	Common Stock (57,970 shares)		35,053	269,886

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,623	30,623
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	39,687	39,364	39,364
	Common Stock (648,661 shares)		643	2,013

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	19,300	19,206	19,206
(Consumer Products)	Equity Interests		18,767	18,767

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	38,748	38,583	38,583
(Business Services)	Equity Interests		21,128	27,532

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/07)(6)(+)	12,748	12,748	12,748
(Consumer Products)	Preferred Stock (1,483 shares)		—	—
	Warrants		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(+)	Loan repayments of $11.4 million were received on July 2, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$28,084	$27,982	$27,982
(Business Services)	Common Stock (63,888 shares)		13,662	21,194

Staffing Partners Holding
Company, Inc.	Subordinated Debt (13.5%, Due 1/07)(6)	541	541	549
(Business Services)

Startec Global Communications
Corporation	Senior Loan (10.0%, Due 5/07 – 5/09)	11,175	11,175	11,175
(Telecommunications)	Common Stock (19,180,000 shares)		37,255	17,109

Sweet Traditions, Inc.	Senior Loan (9.0%, Due 8/11)(6)	39,392	35,752	35,752
(Retail)	Preferred Stock (961 Shares)		950	950
	Common Stock (10,000 Shares)		50	50

Triview Investments, Inc.(8)	Senior Loan (9.6%, Due 12/07 – 6/08)	14,758	14,758	14,758
(Broadcasting & Cable/Business	Subordinated Debt (14.7%, Due 1/10 – 5/17)	75,484	75,116	75,116
Services/Consumer Products)	Subordinated Debt (8.5%, Due 11/07 – 7/08)(6)	5,000	5,000	5,087
	Common Stock (202 shares)		110,744	47,062
	Guaranty ($800)
	Standby Letter of Credit ($200)

Total companies more than 25% owned			$1,775,496	$1,709,770

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$153,856	$153,231	$153,231
(Business Services)	Equity Interests		—	11,000

Air Medical Group Holdings LLC	Senior Loan (8.5%, Due 3/11)	1,787	1,729	1,729
(Healthcare Services)	Equity Interests		3,470	9,200

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	696
(Business Services)	Common Stock (13,513 shares)		14	100

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,509	21,787

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC (5)	Equity Interests		5,873	5,608
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	24,552	24,477	24,477
(Industrial Products)	Common Stock(5,073 shares)		5,813	3,600

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,499	30,374	30,374
(Business Services)	Common Stock (40,000 shares)		4,000	6,800

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a cost of $68.0 million and a value of $7.4 million, Triax Holdings, LLC (Consumer Products) with a cost of $98.9 million and a value of $94.4 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a cost of $38.8 million and a value of $40.3 million.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CitiPostal, Inc. and Affiliates	Senior Loan (11.1%, Due 8/13-11/14)	$20,610	$20,513	$20,513
(Business Services)	Equity Interests		4,578	6,900

Creative Group, Inc.	Subordinated Debt (12.0%, Due 9/13)(6)	15,000	13,686	11,198
(Business Services)	Warrant		1,387	—

Drew Foam Companies, Inc.	Preferred Stock (722 shares)		722	428
(Business Services)	Common Stock (7,287 shares)		7	—

MedBridge Healthcare, LLC	Senior Loan (6.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	2,129
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,416	—

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)(6)	33,600	33,448	17,277
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,154	—
	Common Stock (20,934 shares)(12)		20,942	—
	Warrants(12)		—	—

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	19,900	19,792	19,792
(Business Services)	Equity Interests		2,000	940

PresAir LLC	Senior Loan (7.5%, Due 12/10)(6)	5,729	5,411	2,082
(Industrial Products)	Equity Interests		1,341	—

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	7,629	7,613	7,613
(Consumer Products)	Preferred Stock (500 shares)		500	1,068
	Common Stock (197 shares)		13	4,300
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	1,250	1,233	1,233
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	12,000	11,949	11,949
	Equity Interests		1,500	1,720

SGT India Private Limited(4)	Common Stock (109,524 shares)		4,093	3,076
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (12.0%, Due 11/10)	14,500	13,661	13,661
(Healthcare Services)	Equity Interests		2,170	2,592

Universal Environmental Services, LLC	Unitranche Debt (15.5%, Due 2/09)(6)	10,989	10,963	6,010
(Business Services)	Equity Interests		1,810	—

Total companies 5% to 25% owned			$446,746	$418,647

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$27,376	$27,268	$27,268
(Consumer Products)

AgData, L.P.	Senior Loan (10.3%, Due 7/12)	1,726	1,694	1,694
(Consumer Services)

Axium Healthcare Pharmacy, Inc.	Unitranche Debt (12.0%, Due 12/12)	8,500	8,423	8,423
(Healthcare Services)	Common Stock (26,500 shares)		2,650	1,400

Baird Capital Partners IV Limited Partnership(5) (Private Equity Fund)	Limited Partnership Interest		1,557	1,298

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	$110,030	$109,682	$109,682
(Business Services)	Common Stock (45,528,000 shares)(12)		45,528	56,162
	Warrants(12)		—	—
	Standby Letters of Credit ($9,981)

Broadcast Electronics, Inc.	Senior Loan (9.4%, Due 7/12)	4,938	4,908	4,908
(Business Services)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,940	18,988
(CDO/CLO Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,470	9,494

Callidus Debt Partners
CLO Fund III, Ltd. (4)(10)	Preferred Shares (23,600,000 shares,
(CDO/CLO Fund)	15.1%)(11)		22,158	22,947

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Income Notes (13.0%)(11)		12,492	12,143
(CDO/CLO Fund)

Callidus Debt Partners
CLO Fund V, Ltd. (4)(10)	Income Notes (15.8%)(11)		14,143	14,143
(CDO/CLO Fund)

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,112
(CDO/CLO Fund)	Income Notes (11.6%)(11)		50,515	44,672

Callidus MAPS CLO Fund II, Ltd. (4)(10)	Income Notes (14.8%)(11)		17,396	17,396
(CDO/CLO Fund)

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		997	2,219
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	3,161	3,119	3,119
(Consumer Products)	Preferred Stock (400,000 Shares)		400	600

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,760	4,016
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		1,573	1,454
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		2,022	2,100
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective yield earned on these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	$10,000	$9,964	$9,964
(Financial Services)	Preferred Stock (42,478 shares)		7,018	8,319
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 12/10 – 11/13)	34,814	34,732	34,732
(Education Services)

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,295	18,218	18,218
(Industrial Products)

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	100,000	99,484	99,484
(Business Services)	Equity Interests		640	2,100

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		3,345	2,919
(Private Equity)

CSAV, Inc.	Subordinated Debt (11.9%, Due 6/13)	37,500	37,500	37,500
(Business Services)

DCWV Acquisition Corporation	Senior Loan (9.7%, Due 7/12)	2,499	2,486	2,486
(Consumer Products)	Unitranche Debt (11.0%, Due 7/12)	19,363	19,276	19,276

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	17,886	17,790	17,790
(Business Services)	Convertible Subordinated Debt
	(10.0%, Due 2/16)	3,919	3,904	3,904

Distant Lands Trading Co.	Senior Loan (10.2%, Due 11/11)	5,750	5,711	5,711
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	42,375	42,202	42,202
	Common Stock (4,000 shares)		4,000	3,969

Driven Brands, Inc.	Senior Loan (8.8%, Due 6/11)	37,070	36,934	36,934
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,719	82,719
(Consumer Services)	Common Stock (11,675,331 shares)(12)		29,455	19,516
	Warrants(12)		—	—

Dynamic India Fund IV(4)(5)	Equity Interests		6,050	6,050
(Private Equity Fund)

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	107,000	106,516	106,516
(Business Services)	Common Stock (53,540 shares)(12)		53,540	30,185
	Warrants(12)		—	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		6,274	2,123
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Elexis Beta GmbH(4)	Options		$426	$50
(Industrial Products)

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.4%, Due 3/11)	$8,000	7,975	7,975
(Consumer Products)

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		3,244	3,244
(Private Equity Fund)

Frozen Specialties, Inc.	Warrants		435	290
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	22,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	7,921	7,713	7,713
(Energy Services)	Warrants		2,350	2,500

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,723	6,745
(Private Equity Fund)

Havco Wood Products LLC	Senior Debt (9.8%, Due 8/11)	1,750	1,733	1,733
(Industrial Products)	Unitranche Debt (11.5%, Due 8/11)	10,350	9,481	9,481
	Equity Interests		1,055	4,000

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)	2,227	2,227	2,227
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)(6)	500	500	441
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,442	44,442
(Consumer Products)

The Homax Group, Inc.	Senior Loan (9.2%, Due 10/12)	12,400	12,400	12,400
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,207	13,207
	Preferred Stock (89 shares)		89	78
	Common Stock (28 shares)		6	—
	Warrants		1,106	972

Ideal Snacks Corporation	Senior Loan (10.0%, Due 6/10)	33	33	33
(Consumer Products)

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	13,759	13,646	13,646
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	24,324	24,219	24,219
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,200

Jones Stephens Corporation	Senior Loan (8.9%, Due 9/12)	5,579	5,565	5,565
(Consumer Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

K2 Advisors Subsidiary Holdings, LLC	Senior Loan (8.6%, Due 4/13)	$10,000	$10,000	$10,000
(Business Services)

Kodiak Fund LP(5)	Equity Interests		9,423	8,243
(Private Equity Fund)

Line-X, Inc.	Senior Loan (12.0%, Due 8/11)	2,200	2,183	2,183
(Consumer Products)	Unitranche Debt (12.0% Due 8/11)	48,355	48,174	48,174
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,769
(Business Services)	Common Stock (50,000 shares)		—	200

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest		6,975	3,019
(Private Equity Fund)

Mogas Energy, LLC	Subordinated Debt (9.5%, Due 8/08)	16,285	15,125	16,285
(Energy Services)

NetShape Technologies, Inc.	Senior Debt (8.6%, Due 2/13)	5,689	5,657	5,657
(Industrial Products)

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	21,086	21,204	21,204
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	13,242	13,306	14,121

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,703	82,421	82,421
(Industrial Products)	Common Stock (559,603 shares)(12)		38,313	96,386
	Warrants(12)		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,910	2,007
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	900
(Business Services)

Odyssey Investment Partners Fund III, LP(5)	Limited Partnership Interest		1,542	1,371
(Private Equity Fund)

Passport Health
Communications, Inc.	Subordinated Debt (14.0%, Due 4/12)	10,299	10,260	10,260
(Healthcare Services)	Preferred Stock (651,381 shares)		2,000	2,325
	Common Stock (19,680 shares)		48	48

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	18,622
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	$61,750	$61,476	$61,476
(Industrial Products)	Equity Interests		2,500	2,700

Pro Mach, Inc.	Subordinated Debt (13.0%, Due 6/12)	14,489	14,427	14,427
(Industrial Products)	Equity Interests		1,500	1,900

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	26,215	25,980	25,980
(Business Services)	Guaranty ($900)

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	26,501	26,226	26,226
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	2,100
	Standby Letters of Credit ($3,557)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,979	4,979
(Industrial Products)	Equity Interests		313	331

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,207	2,604
(Private Equity Fund)

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		1,990	1,690
(Private Equity Fund)

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	51,000	50,793	50,793
(Business Services)

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,262	30,262
(Industrial Products)

The Step2 Company, LLC	Unitranche Debt (10.5%, Due 4/12)	51,923	51,700	51,700
(Consumer Products)	Equity Interests		2,000	2,368

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	9,136	8,648	8,648
(Business Services)

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	13,076	13,027	13,027
(Consumer Products)	Equity Interests		1,198	953

Trover Solutions, Inc.	Senior Loan (11.1%, Due 5/12 – 11/12)	81,000	80,710	80,710
(Business Services)

Universal Air Filter Company	Senior Loan (10.3%, Due 11/12)	30,000	29,864	29,864
(Industrial Products)

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		4,627	4,955
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	54
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		—	108
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		June 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

VICORP Restaurants, Inc.	Warrants		$33	$—
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	375
(Private Equity Fund)

WMA Equity Corporation and Affiliates	Subordinated Debt (13.6%, Due 4/13)	$125,000	123,932	123,932
d/b/a Wear Me Apparel	Subordinated Debt (9.0%, Due 4/14)	12,750	12,750	12,750
(Consumer Products)	Common Stock (100 shares)		46,046	46,046

Webster Capital II, L.P.(5)	Limited Partnership Interest		75	75
(Private Equity Fund)

Woodstream Corporation	Subordinated Debt (13.5%,
(Consumer Products)	Due 11/12 – 5/13)	53,477	53,363	53,363
	Common Stock (180 shares)		673	4,897
	Warrants		—	3,703

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,693	44,503	44,503
(Business Services)	Common Stock (15,000 shares)		1,500	2,400

Other companies	Other debt investments(6)	223	94	89
	Other equity investments		8	—

Total companies less than 5% owned			$2,197,112	$2,219,839

Total private finance (143 portfolio companies)			$4,419,354	$4,348,256

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			June 30, 2007

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,416	$19,770
	7.00%–8.99%	9	26,118	26,118
	9.00%–10.99%	3	8,369	8,369
	11.00%–12.99%	1	10,450	10,450
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		18	$69,323	$68,677

Real Estate Owned			$15,659	$20,412

Equity Interests(2) — Companies more than 25% owned			$15,823	$33,715
Guarantees ($6,871)
Standby Letter of Credit ($1,295)

Total commercial real estate finance			$100,805	$122,804

Total portfolio			$4,520,159	$4,471,060

	Yield	Cost	Value

Liquidity Portfolio(14)
American Beacon Money Market Select FD Fund	5.2%	$86,376	$86,376
Certificate of Deposit (Due September 2007)	5.5%	60,049	60,049
American Beacon Money Market Fund	5.2%	20,157	20,157
SEI Daily Income Tr Prime Obligation Fund	5.2%	34,150	34,150

Total liquidity portfolio		$200,732	$200,732

Other Investments in Money Market Securities(14)
Columbia Treasury Reserves Money Market Fund	5.2%	$103,675	$103,675

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
(5) Non-registered investment company.
(13) Commercial mortgage loans totaling $19.1 million at value were on non-accrual status and therefore were considered non-income producing.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Bantek West, Inc.	Subordinated Debt (11.6%, Due 1/11)(6)	$30,000	$30,000	$21,463
(Business Services)

Benchmark Medical, Inc.	Warrants		18	—
(Healthcare Services)

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	110,030	109,648	109,648
(Business Services)	Common Stock (45,528,000 shares)(11)		45,528	43,578
	Warrants(11)		—	—
	Standby Letters of Credit ($9,981)

Breeze-Eastern Corporation(3)	Senior Loan (10.1%, Due 5/11)	10,000	10,000	10,000
(Industrial Products)

Broadcast Electronics, Inc.	Senior Loan (9.1%, Due 7/12)	4,963	4,930	4,930
(Business Services)

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	27,819	27,738	27,738
(Retail)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,951	18,951
(CDO/CLO Fund)	Class D Notes (17.0%, Due 12/13)	9,400	9,476	9,476

Callidus Debt Partners
CLO Fund III, Ltd. (4)(9) (CDO/CLO Fund)	Preferred Shares (23,600,000 shares, 12.7%) (12)		23,285	23,010

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(9)	Income Notes (13.8%)(12)		12,986	12,986
(CDO/CLO Fund)

Callidus Debt Partners
CLO Fund V, Ltd. (4)(9)	Income Notes (15.8%)(12)		13,769	13,769
(CDO/CLO Fund)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,155
(CDO/CLO Fund)	Income Notes (15.9%)(12)		50,960	47,421

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		2,141	2,873
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,900	13,900
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,306	3,412
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		531	531
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,991	1,889
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(12)	Represents the effective yield earned on these preferred equity investments. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and six months ended June 30, 2007 and 2006 is unaudited)
Note 1. Organization
      Allied Capital Corporation, a Maryland corporation, is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established for specific purposes, including holding real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging senior loans, to the Company and its portfolio companies.
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
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and changes in net assets and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the operating results to be expected for the full year.
      The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources, including investments in money market and other securities, are included in the companies less than 5% owned category on the consolidated statement of operations.
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

Loans and Debt Securities
      For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than the Company’s cost basis if the amount that would be repaid on the loan or debt security upon the sale or recapitalization of the portfolio company is greater than the Company’s cost basis.
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
      The value of the Company’s equity investments in private debt and equity funds are generally valued at the fund’s net asset value. The value of the Company’s equity securities in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued

Financing Costs
      Debt financing costs are based on actual costs incurred in obtaining debt financing and are deferred and amortized as part of interest expense over the term of the related debt instrument using a method that approximates the effective interest method. Costs associated with the issuance of common stock are recorded as a reduction to the proceeds from the sale of common stock. Financing costs generally include underwriting, accounting and legal fees, and printing costs.

Dividends to Shareholders
      Dividends to shareholders are recorded on the record date.

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”). The Statement was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under the Statement. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the consolidated statement of operations. The stock option expense for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.3	$3.3	$6.5	$6.7
Options granted on or after January 1, 2006	6.2	1.3	6.7	1.5

Total employee stock option expense	$9.5	$4.6	$13.2	$8.2

Per basic share	$0.06	$0.03	$0.09	$0.06
Per diluted share	$0.06	$0.03	$0.09	$0.06
      In addition to the employee stock option expense, for the three and six months ended June 30, 2007 and 2006, administrative expense included $0.2 million of expense related to options granted to directors during each respective period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      The stock option expense shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
following weighted average assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2007 and 2006:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.6%	5.0%	4.6%	4.8%
Expected volatility	26.5%	29.6%	26.5%	29.6%
Dividend yield	9.0%	9.0%	9.0%	9.0%
Weighted average fair value per option	$2.98	$3.65	$2.98	$3.54
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
      To determine the stock options expense, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense under the Statement that will be recorded in the Company’s statement of operations will be approximately $20.3 million, $9.2 million, and $2.6 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $10.9 million, $6.3 million, and $2.6 million, respectively, related to options granted since adoption of the Statement (January 1, 2006). This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of June 30, 2007, is expected to be recognized over an estimated weighted-average period of 1.3 years.

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
      If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
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
      The consolidated financial statements include portfolio investments at value of $4.5 billion at both June 30, 2007, and December 31, 2006. At June 30, 2007, and December 31, 2006, 89% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values had been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
Note 3. Portfolio

Private Finance
      At June 30, 2007, and December 31, 2006, the private finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$451.9	$409.8	8.3%	$450.0	$405.2	8.4%
Unitranche debt(2)	686.4	681.4	11.4%	800.0	799.2	11.2%
Subordinated debt	1,996.1	1,892.2	12.5%	2,038.3	1,980.8	12.9%

Total loans and debt securities (3)	3,134.4	2,983.4	11.7%	3,288.3	3,185.2	11.9%
Equity securities	1,285.0	1,364.9		1,209.1	1,192.7

Total	$4,419.4	$4,348.3		$4,497.4	$4,377.9

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At June 30, 2007, and December 31, 2006, the cost and value of subordinated debt included the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests, to the extent it was accrued, was included in interest income. During the fourth quarter of 2006, the Class A equity interests were placed on non-accrual status. The weighted average yield is computed as of the balance sheet date.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $3,157.0 million and $3,322.3 million at June 30, 2007, and December 31, 2006, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $22.6 million and $34.0 million at June 30, 2007, and December 31, 2006, respectively.
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
      At June 30, 2007, and December 31, 2006, 90% and 86%, respectively, of the private finance loans and debt securities had a fixed rate of interest and 10% and 14%, respectively, had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and may require payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
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
      Mercury Air Centers, Inc. At June 30, 2007, the Company’s investment in Mercury Air Centers, Inc. (Mercury) totaled $85.3 million at cost and $320.1 million at value, which included unrealized appreciation of $234.8 million. At December 31, 2006, the Company’s investment in Mercury totaled $84.3 million at cost and $244.2 million at value, which included unrealized appreciation of $159.9 million.
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
      Total interest and related portfolio income earned from the Company’s investment in Mercury for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Interest income	$2.1	$2.4	$4.1	$5.3
Fees and other income	0.1	0.1	0.2	0.3

Total interest and related portfolio income	$2.2	$2.5	$4.3	$5.6

      Interest income from Mercury for the three and six months ended June 30, 2007, included $0.5 million and $1.0 million, respectively, which was paid in kind. Interest income from Mercury for the three and six months ended June 30, 2006, included interest income of $0.5 million and $1.0 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on the Company’s investment in Mercury of $18.2 million and $74.9 million for the three and six months ended June 30, 2007, respectively. Net change in unrealized appreciation or depreciation included a decrease in unrealized appreciation of $0.4 million and a net increase in unrealized appreciation of $4.3 million for the three and six months ended June 30, 2006, respectively.
      In April 2007, the Company signed a definitive agreement to sell its majority equity interest in Mercury. Based on this definitive agreement, which was amended in June 2007 to increase the sales price, Mercury is expected to sell for an enterprise value of approximately $451 million, subject to pre-and post-closing adjustments. In connection with the transaction, the Company expects to be repaid approximately $51 million of subordinated debt outstanding to Mercury at closing. The transaction is expected to close in the third quarter of 2007 upon satisfying certain closing conditions, including regulatory approvals.
      Business Loan Express, LLC. BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, Small Business Administration’s 7(a) loans and small investment real estate loans. BLX is headquartered in New York, NY.
      The Company’s investment in BLX totaled $324.6 million at cost and $220.8 million at value, which included unrealized depreciation of $103.8 million, at June 30, 2007, and $295.3 million at cost and $210.7 million at value, which included unrealized depreciation of $84.6 million, at December 31, 2006. In the first six months of 2007, the Company increased its investment in BLX by $29.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. The Company agreed to purchase these interests for cash at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. The purpose

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
of these additional investments was to fund payments to the SBA in the first quarter of 2007 discussed below and to provide additional equity capital to BLX.
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the
	Three		For the Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$4.0	$—	$7.8
Fees and other income	1.3	2.0	2.8	4.3

Total interest and related portfolio income	$1.3	$6.0	$2.8	$12.1

      Interest and dividend income from BLX for the three and six months ended June 30, 2006, included interest income of $1.9 million and $3.7 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional equity interests. In the fourth quarter of 2006, the Company placed its investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in BLX for the three or six months ended June 30, 2007, and this resulted in lower interest income from the Company’s investment in BLX for the first six months of 2007 as compared to the first six months of 2006.
      In consideration for providing a guaranty on BLX’s revolving credit facility and standby letters of credit (discussed below), the Company earned fees of $1.3 million and $2.8 million for the three and six months ended June 30, 2007, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2006, respectively, which were included in fees and other income. Other assets included a receivable from BLX for $2.8 million related to these fees at June 30, 2007. The remaining fees and other income relate to management fees from BLX. The Company did not charge a management fee to BLX in the first or second quarter of 2007.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized depreciation on the Company’s investment in BLX of $19.1 million for both the three and six months ended June 30, 2007. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2006, included a net decrease in unrealized appreciation of $10.9 million and $33.6 million, respectively, on the Company’s investment in BLX.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. The

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
Company understands that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan (B&I) program. These investigations are ongoing.
      As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect the Company’s financial results. The Company has considered BLX’s current regulatory issues and ongoing investigations and litigation in performing the valuation of BLX at June 30, 2007. The Company is monitoring the situation.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of inquiry by the United States Attorney’s Office for the Eastern District of Michigan. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans in accordance with the requirements of the SBA regulations.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and the current extension expires on August 30, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility for an additional one-year term, subject to satisfactory conclusion of discussions with the SBA with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. If the current facility were to expire without renewal, the warehouse facility notes would become due and payable, and substantially all collections on the unguaranteed interests that currently are in the warehouse facility would be applied to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In this event, the warehouse providers would not have recourse to BLX for repayment of the warehouse facility notes. In addition, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility. In the event that BLX is unable to reach

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
agreement with the SBA on BLX’s ability to securitize the unguaranteed portions of SBA loans or if the warehouse providers do not agree to an extension of the warehouse facility, BLX will be required to seek alternative sources of capital to finance SBA loan originations and could incur higher capital costs.
      At June 30, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third-party lenders that matures in March 2009. The revolving credit facility may be expanded to $600.0 million through new or additional commitments at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. The Company has provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At June 30, 2007, the principal amount outstanding on the revolving credit facility was $357.7 million and letters of credit issued under the facility were $52.9 million. The total obligation guaranteed by us at June 30, 2007, was $205.8 million. At June 30, 2007, the Company had also provided four standby letters of credit totaling $20.0 million in connection with four term securitization transactions completed by BLX.
      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes certain defaults under the Company’s revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. In June 2007, BLX received waivers until September 30, 2007, from its lenders with respect to (i) non-compliance with certain facility covenants and (ii) the requirement for BLX to maintain certain financing programs for SBA loans. The waivers regarding financing programs for SBA loans provide that BLX may retain unguaranteed portions of SBA loans on its balance sheet until September 30, 2007. In addition, BLX previously received waivers from its lenders with respect to certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. BLX’s agreement with the SBA has reduced BLX’s liquidity due to the working capital required to comply with the agreement. BLX is in negotiations with its lenders to amend the credit facility covenants, but there can be no assurance that such negotiations will be successful. If the credit facility lenders do not agree to amend the covenants or to waive compliance with the covenants at subsequent quarter ends, BLX would be in default under the credit facility.
      The current market conditions for small business loans remain very competitive, and as a result, BLX continues to experience high loan prepayments in its securitized loan portfolio. This competitive environment combined with BLX’s liquidity constraints has restrained BLX’s ability to grow its loan origination volume. Due to the changes in BLX’s operations, the status of its current financing facilities and the effect of BLX’s current regulatory issues, ongoing investigations and litigation, the Company is in the process of working with BLX with respect to various potential strategic alternatives including, but not limited to, recapitalization, restructuring, joint venture or sale or divestiture of BLX or some or all of its assets. The ultimate resolution of these matters could have a

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
material adverse impact on BLX’s financial condition, and, as a result, our financial results could be negatively affected.
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
      At December 31, 2006, the Company held all of BLX’s Class A and Class B equity interests, and 94.9% of the Class C equity interests. At June 30, 2007, the Company held 97.0% of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests. BLX has an equity appreciation rights plan for management that may dilute the value available to the Class C equity interest holders. As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. BLX’s taxable income is first allocated to the Class A equity interests to the extent that guaranteed dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C equity interests.
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes, if any, in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period. At June 30, 2007, and December 31, 2006, the Company considered the impact on the fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the impact on the fair value of its investment due to estimated built-in gain taxes, if any, in determining the fair value of its investment in BLX.
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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain at closing on its equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, the Company realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. The Company’s realized gain was $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments and excluding any earn-out amounts. In addition, the Company is entitled to receive additional consideration through an earn-out payment based on Advantage’s 2006 audited results. The earn-out payment totaled $3.1 million, subject to potential post-determination adjustments, and was recorded as a realized gain in the second quarter of 2007.
      As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At June 30, 2007, the amount of the escrow included in other assets in the accompanying consolidated balance sheet was approximately $24 million.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the six months ended June 30, 2006, was $14.1 million. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage in the first quarter of 2006.
      In connection with the sale transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which reduced the Company’s cost basis to zero and resulted in a realized gain of $4.8 million.
      The Company’s investment in Advantage, which was composed of subordinated debt and a minority equity interest, totaled $153.2 million at cost and $164.2 million at value at June 30, 2007, and $151.6 million at cost and $162.6 million at value at December 31, 2006. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”). At June 30, 2007, and December 31, 2006, the Company owned bonds and preferred shares/income notes in CLOs and a CDO as follows:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.5	14.3%	$28.4	$28.4	14.3%
Callidus MAPS CLO Fund I LLC	17.0	17.1	10.9%	17.0	17.2	10.9%

Total bonds	45.4	45.6	13.0%	45.4	45.6	13.0%
Preferred Shares/ Income Notes(3):
Callidus Debt Partners CLO Fund III, Ltd.	22.2	23.0	15.1%	23.3	23.0	12.7%
Callidus Debt Partners CLO Fund IV, Ltd.	12.5	12.1	13.0%	13.0	13.0	13.8%
Callidus Debt Partners CLO Fund V, Ltd.	14.1	14.1	15.8%	13.8	13.8	15.8%
Callidus MAPS CLO Fund I LLC	50.5	44.7	11.6%	51.0	47.4	15.9%
Callidus MAPS CLO Fund II, Ltd.	17.4	17.4	14.8%	—	—	—

Total preferred shares/ income notes	116.7	111.3	13.5%	101.1	97.2	14.8%

Total	$162.1	$156.9		$146.5	$142.8

(1)	The yield on these securities is included in interest and dividend income in the accompanying statement of operations.

(2)	These securities are included in private finance subordinated debt.

(3)	These securities are included in private finance equity securities.
     The initial yields on the CLO and CDO preferred shares and income notes are based on the estimated future cash flows from the underlying collateral assets expected to be paid to these CLO and CDO classes. As each CLO and CDO preferred share or income note ages, the estimated future cash flows are updated based on the estimated performance of the underlying collateral assets, and the respective yield is adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to future events that may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.
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
      At June 30, 2007, and December 31, 2006, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 84% and 82% to 85%, respectively, of the face value of the securities issued in these CLOs and CDO. At both June 30, 2007, and December 31, 2006, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 92% of the face value of the securities issued in these CLOs.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At June 30, 2007, and December 31, 2006, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 495 issuers and 465 issuers, respectively, and had balances as follows:

	2007	2006
($ in millions)
Bonds	$268.0	$245.4
Syndicated loans	2,136.4	1,769.9
Cash(1)	33.3	59.5

Total underlying collateral assets	$2,437.7	$2,074.8

(1)	Includes undrawn liability amounts.
     At June 30, 2007, there were no delinquencies in the underlying collateral assets of the CLO and CDO issuances owned by the Company. At December 31, 2006, there was one defaulted obligor in the underlying collateral assets of Callidus MAPS CLO Fund I LLC. There were no other delinquencies in the underlying collateral assets in the other CLO and CDO issuances owned by the Company. At December 31, 2006, the total face value of defaulted obligations was $9.6 million, or approximately 0.5% of the total underlying collateral assets.
      Allied Capital Senior Debt Fund, L.P. The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (the Fund), a fund that generally invests in senior, unitranche and second lien debt. The Company has committed $31.8 million to the Fund, which is a portfolio company, of which $19.1 million has been funded. At June 30, 2007, the Company’s investment in the Fund totaled $19.1 million at cost and $19.3 million at value. The Fund has closed on $125 million in equity capital commitments. As a special limited partner, the Company expects to earn an incentive allocation of 20% of the annual net income of the Fund, subject to certain performance benchmarks. The value of the Company’s investment in the Fund is based on the net asset value of the Fund, which reflects the capital invested plus its allocation of the net earnings of the Fund, including the incentive allocation.
      AC Corp is the investment manager to the Fund. Callidus Capital Corporation, a portfolio investment controlled by the Company, acts as special manager to the Fund. An affiliate of the Company is the general partner of the Fund, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with the Fund. AC Corp will earn a management fee of up to 2% of the net asset value of the Fund and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.
      In connection with the Fund’s formation in June 2007, the Company sold an initial portfolio of approximately $183 million of seasoned assets with a weighted average yield of 10.3% to a warehouse financing vehicle associated with the Fund. The Company may sell additional loans to the Fund or the warehouse financing vehicle.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Loans and Debt Securities on Non-Accrual Status. At June 30, 2007, and December 31, 2006, private finance loans and debt securities at value not accruing interest were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status
Companies more than 25% owned	$20.4	$51.1
Companies 5% to 25% owned	27.5	4.0
Companies less than 5% owned	22.7	31.6
Loans and debt securities not in workout status
Companies more than 25% owned	171.0	87.1
Companies 5% to 25% owned	18.3	7.2
Companies less than 5% owned	19.1	38.9

Total	$279.0	$219.9

      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at June 30, 2007, and December 31, 2006, were as follows:

	2007	2006

Industry
Business services	39%	39%
Consumer products	23	20
Financial services	12	9
Industrial products	10	9
Retail	4	6
CDO/CLO funds(1)	4	3
Consumer services	3	6
Healthcare services	1	3
Energy services	1	2
Other	3	3

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	36%	31%
Midwest	30	30
Southeast	17	18
West	15	17
Northeast	2	4

Total	100%	100%

(1)	These funds invest in senior debt representing a variety of industries and are managed by Callidus Capital, a portfolio company of Allied Capital.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued

Commercial Real Estate Finance
      At June 30, 2007, and December 31, 2006, the commercial real estate finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Commercial mortgage loans	$69.3	$68.7	6.6%	$72.6	$71.9	7.5%
Real estate owned	15.7	20.4		15.7	19.6
Equity interests	15.8	33.7		15.2	26.7

Total	$100.8	$122.8		$103.5	$118.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.
     Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30, 2007, and December 31, 2006, approximately 90% and 96%, respectively, of the Company’s commercial mortgage loan portfolio was composed of fixed rate loans and approximately 10% and 4%, respectively, was composed of adjustable rate loans. At June 30, 2007, and December 31, 2006, loans with a value of $19.1 million and $18.9 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at June 30, 2007, and December 31, 2006, were as follows:

	2007	2006

Property Type
Hospitality	47%	45%
Office	21	20
Retail	17	19
Recreation	13	1
Housing	—	13
Other	2	2

Total	100%	100%

Geographic Region
Mid-Atlantic	36%	35%
Southeast	34	36
Midwest	23	21
Northeast	7	8
West	—	—

Total	100%	100%

Note 4. Debt
      At June 30, 2007, and December 31, 2006, the Company had the following debt:

	2007			2006

			Annual			Annual
	Facility	Amount	Interest	Facility	Amount	Interest
	Amount	Drawn	Cost(1)	Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.8	$1,041.8	6.1%	$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%	650.0	650.0	6.6%

Total notes payable and debentures	1,921.8	1,921.8	6.4%	1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—% (2)	922.5	207.7	6.4% (2)

Total debt	$2,844.3	$1,921.8	6.6% (3)	$2,613.9	$1,899.1	6.5% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at June 30, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.8 million and $3.9 million at June 30, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At June 30, 2007, $886.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $36.5 million issued under the credit facility.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
  Notes Payable and Debentures
      Privately Issued Unsecured Notes Payable. The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2007, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
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
      Publicly Issued Unsecured Notes Payable. At June 30, 2007, the Company had outstanding publicly issued unsecured notes as follows:

	Amount	Maturity Date
($ in millions)
6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

      The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      On March 28, 2007, the Company completed the issuance of $200.0 million of 6.875% Notes due 2047 for net proceeds of $193.0 million. In April 2007, the Company issued additional notes, through an over-allotment option, totaling $30.0 million for net proceeds of $29.1 million. Net proceeds are net of underwriting discounts and estimated offering expenses.
      The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. The Company may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      Scheduled Maturities. Scheduled future maturities of notes payable at June 30, 2007, were as follows:

Year	Amount Maturing

($ in millions)
2007	$—
2008	153.0
2009	269.3
2010	408.0
2011	472.5
Thereafter	619.0

Total	$1,921.8

Revolving Line of Credit
      At June 30, 2007, and December 31, 2006, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $3.8 million and $3.9 million at June 30, 2007, and December 31, 2006, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.
      The average debt outstanding on the revolving line of credit was $93.5 million and $201.7 million, respectively, for the six months ended June 30, 2007 and 2006. The maximum amount borrowed under this facility and the weighted average stated interest rate for the six months ended June 30, 2007 and 2006, were $225.5 million and 6.4%, respectively, and $540.3 million and 6.0%, respectively. At June 30, 2007, the amount available under the revolving line of credit was $886.0 million, net of amounts committed for standby letters of credit of $36.5 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the privately issued unsecured notes payable and the revolving line of credit outstanding at June 30, 2007, and December 31, 2006. These covenants require the Company to maintain certain financial ratios,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of June 30, 2007, and December 31, 2006, the Company was in compliance with these covenants.
      The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of June 30, 2007, and December 31, 2006, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2007, and December 31, 2006, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $220.9 million and $202.1 million, respectively, and had extended standby letters of credit aggregating $36.5 million and $41.0 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $257.4 million and $243.1 million at June 30, 2007, and December 31, 2006, respectively.
      As of June 30, 2007, the guarantees and standby letters of credit expired as follows:

	Total	2007	2008	2009	2010	2011	After 2011
(in millions)
Guarantees	$220.9	$3.3	$3.0	$208.3	$—	$4.4	$1.9
Standby letters of credit(1)	36.5	3.9	32.6	—	—	—	—

Total(2)	$257.4	$7.2	$35.6	$208.3	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.

(2)	The Company’s most significant commitments relate to its investment in Business Loan Express, LLC (BLX), which commitments totaled $228.8 million at June 30, 2007. At June 30, 2007, the Company guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit, which expires in March 2009, for a total guaranteed amount of $205.8 million and had also provided four standby letters of credit totaling $20.0 million in connection with four term securitizations completed by BLX. In addition, the Company has agreed to purchase the $3.0 million of Class A equity interests purchased by the chief executive officer of BLX at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. See Note 3.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees and Commitments, continued
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify or guaranty certain minimum fees to such parties under certain circumstances.
      At June 30, 2007, the Company had outstanding commitments to fund investments totaling $450.2 million, including $406.4 million related to private finance investments and $43.8 related to commercial real estate finance investments.
Note 6. Shareholders’ Equity
      Sales of common stock for the six months ended June 30, 2007 and 2006, were as follows:

	2007	2006
(in millions)
Number of common shares	3,325	3,000

Gross proceeds	$97,256	$87,750
Less costs, including underwriting fees	(3,472)	(4,780)

Net proceeds	$93,784	$82,970

      The Company issued 0.5 million and 0.4 million shares of common stock upon the exercise of stock options during the six months ended June 30, 2007 and 2006, respectively. In addition, in July 2007, the Company issued 1.7 million unregistered shares of common stock upon the cancellation of stock options pursuant to a tender offer which expired on July 18, 2007. See Note 9.
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the six months ended June 30, 2007 and 2006, the Company issued new shares in order to satisfy dividend reinvestment requests. Dividend reinvestment plan activity for the six months ended June 30, 2007 and 2006, was as follows:

	For the Six
	Months Ended
	June 30,

	2007	2006
(in millions, except per share amounts)
Shares issued	0.3	0.2
Average price per share	$30.23	$29.63

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Earnings Per Common Share
      Earnings per common share for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
(in millions, except per share amounts)
Net increase in net assets resulting from operations	$89.2	$33.7	$222.2	$133.3

Weighted average common shares outstanding — basic	152.4	140.0	150.9	139.4
Dilutive options outstanding	3.7	3.2	3.5	3.1

Weighted average common shares outstanding — diluted	156.1	143.2	154.4	142.5

Basic earnings per common share	$0.59	$0.24	$1.47	$0.96

Diluted earnings per common share	$0.57	$0.24	$1.44	$0.94

Note 8. Employee Compensation Plans
      The Company has deferred compensation plans. Amounts deferred by participants under the deferred compensation plans are funded to a trust, which is managed by a third-party trustee. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at June 30, 2007, and December 31, 2006, totaled $21.2 million and $18.6 million, respectively.
      The Company has an Individual Performance Award (“IPA”), which was established as a long-term incentive compensation program for certain officers. In conjunction with the program, the Board of Directors has approved non-qualified deferred compensation plans (“DCP II”), which are managed through a trust by a third-party trustee. The administrator of the DCP II is the Compensation Committee of the Company’s Board of Directors (“DCP II Administrator”).
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During both the six months ended June 30, 2007 and 2006, 0.2 million shares were purchased in the DCP II.
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
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At June 30, 2007, and December 31, 2006, common stock held in DCP II was $34.4 million and $28.3 million, respectively, and the IPA liability was $38.6 million and $33.9 million, respectively. At June 30, 2007, and December 31, 2006, the DCP II held 1.2 million shares and 1.0 million shares, respectively, of the Company’s common stock.
      The IPA expense for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
IPA contributions	$2.4	$2.1	$4.9	$3.8
IPA mark to market expense (benefit)	2.4	(1.5)	(1.6)	(0.6)

Total IPA expense (benefit)	$4.8	$0.6	$3.3	$3.2

      The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended June 30, 2007 and 2006, the IPB expense was $2.6 million and $2.2 million, respectively. For the six months ended June 30, 2007 and 2006, the IPB expense was $4.6 million and $3.6 million, respectively. The IPA and IPB expenses are included in employee expenses.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan
      The purpose of the stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted to officers generally vest ratably over up to a three year period. Options granted to non-officer directors vest on the grant date.
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
      At December 31, 2006, there were 32.2 million shares authorized under the Option Plan. On May 15, 2007, the Company’s stockholders voted to increase the number of shares of common stock authorized for issuance to 37.2 million shares. At June 30, 2007, and December 31, 2006, the number of shares available to be granted under the Option Plan was 0.7 million and 1.6 million, respectively.
      Information with respect to options granted, exercised and forfeited under the Option Plan for the six months ended June 30, 2007, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Remaining	Value at
	Shares	Share	Term (Years)	June 30, 2007(1)

(in millions, except per share amounts)
Options outstanding at January 1, 2007	23.2	$24.92
Granted	6.4	$29.58
Exercised	(0.5)	$25.02
Forfeited	(0.5)	$28.94

Options outstanding at June 30, 2007	28.6	$25.89	5.97	$145.2

Exercisable at June 30, 2007(2)	22.0	$24.95	5.61	$132.5

Exercisable and expected to be exercisable at June 30, 2007(3)	28.1	$25.83	5.94	$144.2

(1)	Represents the difference between the market value of the options at June 30, 2007, and the cost for the option holders to exercise the options.
(2)	Represents vested options.
(3)	The amount of options expected to be exercisable at June 30, 2007, is calculated based on an estimate of expected forfeitures without consideration of the Company’s tender offer completed in July 2007 discussed below.
     During the six months ended June 30, 2006, 1.5 million options were granted, 0.4 million options were exercised and 0.3 million options were forfeited.
      The fair value of the shares vested during the six months ended June 30, 2007 and 2006, was $21.4 million and $16.1 million, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2007 and 2006, was $2.4 million and $2.9 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
      On July 18, 2007, the Company completed a tender offer related to the Company’s offer to all optionees who held vested “in-the-money” stock options as of June 20, 2007, the opportunity to receive an option cancellation payment equal to the “in-the-money” value of the stock options cancelled, which would be paid one-half in cash and one-half in unregistered shares of the Company’s common stock. The Company accepted for cancellation 10.3 million vested options, which in the aggregate had a weighted average exercise price of $21.50. This resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of 1.7 million unregistered shares of the Company’s common stock, determined using the Weighted Average Market Price of $31.75. The Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007.
      As the consideration paid by the Company for the OCP did not exceed the cancellation date fair value of the options, no expense will be recorded for the transaction in accordance with the guidance in FASB Statement No. 123 (Revised 2004). However, the portion of the OCP paid in cash of $52.8 million will reduce the Company’s paid in capital and will therefore reduce the Company’s net asset value in the third quarter of 2007. For income tax purposes, the Company’s tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction for the Company resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Subsequent to the completion of the tender offer and the cancellation of the 10.3 million vested options, there were 11.0 million shares available to be granted under the Option Plan and 18.3 million options outstanding, with a weighted average exercise price of $28.36 per share and a weighted average contractual remaining term of 7.01 years.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.63 and $0.64 per common share for the first and second quarters of 2007, respectively, and $0.59 and $0.60 per common share for the first and second quarters of 2006, respectively. These dividends totaled $193.4 million and $166.6 million for the six months ended June 30, 2007 and 2006, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006 and this was paid to shareholders on January 19, 2007. The Company declared an extra cash dividend of $0.03 per share during 2005, which was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors also declared a dividend of $0.65 per common share for each of the third and fourth quarters of 2007.
      At December 31, 2006, the Company had estimated excess taxable income of $397.1 million available for distribution to shareholders in 2007. Estimated excess taxable income for 2006 represents approximately $120.6 million of ordinary income and approximately $276.5 million of net long-term capital gains. The excess taxable income for 2006 is an estimate and will not be finally determined until the Company files its 2006 tax return in September 2007.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
      Dividends paid in 2007 will first be paid out of the excess taxable income carried over from 2006. For the first and second quarters of 2007, the Company paid dividends of $193.4 million. The remainder of 2006 estimated excess taxable income to be distributed during the second half of 2007 is approximately $203.7 million. In accordance with regulated investment company distribution rules, the Company must declare current year dividends to be paid from carried over excess taxable income from 2006 before the Company files its 2006 tax return in September 2007, and the Company must pay such dividends by December 31, 2007. To comply with these rules, on July 27, 2007, the Company’s Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2007. The third and fourth quarter dividends will be paid on September 26, 2007, and December 26, 2007, respectively. The Company expects that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings.
      Given that substantially all of 2007’s dividend payments will be made from excess taxable income carried over from 2006, the Company currently expects to carry over substantially all of its estimated annual taxable income for 2007 for distribution to shareholders in 2008. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year. The Company accrues an excise tax on the estimated excess taxable income earned for the respective periods. For the three and six months ended June 30, 2007, the Company recorded an excise tax of $4.0 million and $7.6 million, respectively. For the three and six months ended June 30, 2006, the Company recorded an excise tax of $3.2 million and $11.6 million, respectively.
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
      The Company’s undistributed book earnings of $502.2 million as of December 31, 2006, resulted from undistributed ordinary income and long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from that year into the next year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes.
      The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended June 30, 2007 and 2006, income tax expense was $1.5 million and $0.3 million, respectively, and for the six months ended June 30, 2007 and 2006, income tax benefit was $2.7 million and income tax expense was $0.8 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information
      The Company paid interest of $61.9 million and $46.0 million, respectively, for the six months ended June 30, 2007 and 2006.
      For the six months ended June 30, 2007 and 2006, principal collections related to investment repayments or sales included the collection of discounts previously amortized into interest income and added to the cost basis of a loan or debt security totaling $0.9 million and $0.2 million, respectively.
      Non-cash operating activities for the six months ended June 30, 2007 and 2006, totaled $29.0 million and $262.2 million, respectively. Non-cash operating activities for the six months ended June 30, 2006, included a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million and a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million.
      Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $8.3 million and $7.2 million, for the six months ended June 30, 2007 and 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Financial Highlights

	At and for the		At and for the
	Six Months Ended		Year Ended
	June 30,		December 31,

	2007(1)	2006	2006

Per Common Share Data
Net asset value, beginning of period	$19.12	$19.17	$19.17

Net investment income(2)	0.42	0.64	1.30
Net realized gains(2)(3)	0.66	3.74	3.66

Net investment income plus net realized gains(2)	1.08	4.38	4.96
Net change in unrealized appreciation or depreciation(2)(3)	0.36	(3.44)	(3.28)

Net increase in net assets resulting from operations (2)	1.44	0.94	1.68

Net decrease in net assets from shareholder distributions	(1.27)	(1.19)	(2.47)
Net increase in net assets from capital share transactions(2)	0.30	0.25	0.74

Net asset value, end of period	$19.59	$19.17	$19.12

Market value, end of period	$30.96	$28.77	$32.68
Total return(4)	(1.2)%	1.9%	20.6%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,991.1	$2,690.0	$2,841.2
Common shares outstanding at end of period	152.7	140.3	148.6
Diluted weighted average common shares outstanding	154.4	142.5	145.6
Employee, employee stock option and administrative expenses/average net assets(5)	3.11%	2.66%	5.38%
Total operating expenses/average net assets(5)	5.31%	4.39%	9.05%
Net investment income/average net assets(5)	2.20%	3.41%	6.90%
Net increase in net assets resulting from operations/average net assets(5)	7.57%	4.97%	8.94%
Portfolio turnover rate(5)	14.68%	21.20%	27.05%
Average debt outstanding	$1,904.4	$1,395.8	$1,491.0
Average debt per share(2)	$12.33	$9.80	$10.24

(1)	The results for the six months ended June 30, 2007, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.

(5)	The ratios for the six months ended June 30, 2007 and 2006, do not represent annualized results.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC was conducting an informal investigation of the Company. The investigation related to the valuation of securities in the Company’s private finance portfolio and other matters. On June 20, 2007, the Company announced that it has entered into a settlement with the SEC that resolves the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, the Company agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, the Company did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in the Company’s private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered the Company to continue to maintain certain of its current valuation-related controls. Specifically, for a period of two years, the Company has undertaken to: (1) continue to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee its quarterly valuation processes; and (2) continue to employ third-party valuation consultants to assist in its quarterly valuation processes.
      On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal investigation relating to matters similar to those investigated by the SEC. The Company produced materials in response to the requests from the U.S. Attorney’s office and certain current and former employees were interviewed by the U.S. Attorney’s Office. The Company has voluntarily cooperated with the investigation.
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
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Litigation, continued
November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about its portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously.
      In addition, the Company is party to certain lawsuits in the normal course of business.
      While the outcome of any of the open legal proceedings described above cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allied Capital Corporation:
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of June 30, 2007, the related consolidated statements of operations, for the three- and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
August 8, 2007

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	June 30, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan(5)			$—	$572	$(572)	$—
(Business Services)	Equity Interests			—	1,025	(1,025)	—

AllBridge Financial, LLC	Equity Interests			—	800	—	800
(Financial Services)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			—	19,252	—	19,252
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			918	54	(45)	927
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Border Foods, Inc.	Preferred Stock			—	—	—	—
(Consumer Products)	Common Stock			—	—	—	—

Business Loan Express, LLC	Class A Equity
(Financial Services)	Interests(5)			66,622	29,200	—	95,822
	Class B Equity Interests			79,139	—	(9,116)	70,023
	Class C Equity Interests			64,976	—	(10,028)	54,948

Calder Capital Partners, LLC	Senior Loan(5)		$49	975	1,026	(49)	1,952
(Financial Services)	Equity Interests			2,076	78	(1,616)	538

Callidus Capital Corporation	Senior Loan	$40		—	2,100	(1,400)	700
(Financial Services)	Subordinated Debt	554		5,762	530	—	6,292
	Common Stock			22,550	25,791	—	48,341

Coverall North America, Inc.	Unitranche Debt	2,156		36,333	18	(1,446)	34,905
(Business Services)	Subordinated Debt	456		5,972	4	—	5,976
	Common Stock			19,619	2,891	—	22,510

CR Holding, Inc.	Subordinated Debt	3,361		39,401	698	—	40,099
(Consumer Products)	Common Stock			25,738	12,784	—	38,522

Direct Capital Corporation	Subordinated Debt	1,936		—	36,058	—	36,058
(Financial Services)	Common Stock			—	19,250	(2,084)	17,166

Financial Pacific Company	Subordinated Debt	6,300		71,362	740	—	72,102
(Financial Services)	Preferred Stock			15,942	1,634	—	17,576
	Common Stock			65,186	5,287	—	70,473

ForeSite Towers, LLC	Equity Interests	1,269		12,290	356	(11,733)	913
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	—	15,957
(Business Services)	Subordinated Debt (5)			11,237	—	(8,016)	3,221
	Preferred Equity
	Interest			—	—	—	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(9)		—	172	(172)	—
(Business Services)	Common Stock			—	—	—	—

Healthy Pet Corp.	Senior Loan	1,309		27,038	6,350	(33,388)	—
(Consumer Services)	Subordinated Debt	2,893		43,579	580	(44,159)	—
	Common Stock			28,921	14,897	(43,818)	—

HMT, Inc.	Preferred Stock			2,637	—	(2,637)	—
(Energy Services)	Common Stock			8,664	21,509	(30,173)	—
	Warrants			3,336	8,281	(11,617)	—

Hot Stuff Foods, LLC(7)	Senior Loan	1,969		—	49,670	(220)	49,450
(Consumer Products)	Subordinated Debt	3,647		—	61,294	(13,139)	48,155
	Subordinated Debt (5)			—	8,461	(8,461)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Senior Loan	426		19,950	—	(19,950)	—
(Retail)	Subordinated Debt	4,447		58,196	668	(178)	58,686
	Common Stock			41,662	1,545	(137)	43,070

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			873	1	(554)	320

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	June 30, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Insight Pharmaceuticals	Subordinated Debt	$2,914		$43,884	$685	$—	$44,569
Corporation	Subordinated Debt (5)			15,966	2,111	(1,620)	16,457
(Consumer Products)	Preferred Stock			7,845	209	(7,845)	209
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt (5)			6,655	500	(7,155)	—
(Industrial Products)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

Legacy Partners Group, Inc.	Senior Loan (5)			4,843	—	(1,000)	3,843
(Financial Services)	Equity Interests			—	613	(45)	568

Litterer Beteiligungs-GmbH	Subordinated Debt	21		692	14	—	706
(Business Services)	Equity Interest			1,199	1,707	—	2,906

Mercury Air Centers, Inc.	Subordinated Debt	4,063		49,217	1,035	—	50,252
(Business Services)	Common Stock			195,019	74,867	—	269,886

MVL Group, Inc.	Senior Loan	2,120		27,245	3,378	—	30,623
(Business Services)	Subordinated Debt	2,581		35,478	3,886	—	39,364
	Common Stock			—	2,013	—	2,013

Old Orchard Brands, LLC	Senior Loan	347		—	23,500	(23,500)	—
(Consumer Products)	Subordinated Debt	601		—	19,206	—	19,206
	Common Equity			—	18,767	—	18,767

Penn Detroit Diesel Allison, LLC	Subordinated Debt	3,005		37,994	589	—	38,583
(Business Services)	Equity Interests			25,949	3,567	(1,984)	27,532

Powell Plant Farms, Inc.	Senior Loan(5)			26,192	3,950	(17,394)	12,748
(Consumer Products)	Subordinated Debt (5)			962	18,261	(19,223)	—
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Service Champ, Inc.	Subordinated Debt	2,193		27,619	363	—	27,982
(Business Services)	Common Stock			16,786	4,706	(298)	21,194

Staffing Partners Holding
Company, Inc.	Subordinated Debt (5)			486	63	—	549
(Business Services)

Startec Global Communications
Corporation	Senior Loan	689		15,965	—	(4,790)	11,175
(Telecommunications)	Common Stock			11,232	5,877	—	17,109

Sweet Traditions, Inc.	Senior Loan(5)	1,088		35,172	580	—	35,752
(Retail)	Preferred Stock			400	550	—	950
	Common Stock			50	—	—	50

Triview Investments, Inc.	Senior Loan	723		14,747	11	—	14,758
(Broadcasting & Cable/	Subordinated Debt	3,274		56,008	19,108	—	75,116
Business Services/	Subordinated Debt (5)	1,288		4,342	745	—	5,087
Consumer Products)	Common Stock	37		31,322	16,924	(1,184)	47,062

Total companies more than 25% owned		$55,697		$1,490,180			$1,709,770

Companies 5% to 25% Owned

Advantage Sales &
Marketing, Inc.	Subordinated Debt	$9,260		$151,648	$1,583	$—	$153,231
(Business Services)	Equity Interests			11,000	—	—	11,000

Air Medical Group Holdings LLC	Senior Loan	125		1,763	4,239	(4,273)	1,729
(Healthcare Services)	Subordinated Debt	1,931		35,128	55	(35,183)	—
	Equity Interests			5,950	3,250	—	9,200

Alpine ESP Holdings, Inc.	Preferred Stock			602	94	—	696
(Business Services)	Common Stock			—	100	—	100

Amerex Group, LLC	Subordinated Debt	507		8,400	—	—	8,400
(Consumer Products)	Equity Interests			13,823	8,002	(38)	21,787

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			5,554	54	—	5,608
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	1,792		24,163	314	—	24,477
(Industrial Products)	Common Stock			3,700	—	(100)	3,600

BI Incorporated	Subordinated Debt	2,076		30,135	239	—	30,374
(Business Services)	Common Stock			4,100	2,700	—	6,800

CitiPostal, Inc. and Affiliates	Senior Loan	1,141		20,569	720	(776)	20,513
(Business Services)	Equity Interests			4,700	2,253	(53)	6,900

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,
Portfolio Company		Credited		2006	Gross	Gross	June 30, 2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Creative Group, Inc.	Subordinated Debt	$480		$13,656	$30	$(2,488)	$11,198
(Business Services)	Warrants			1,387	—	(1,387)	—

Drew Foam Companies, Inc.	Preferred Stock(5)			722	—	(294)	428
(Business Services)	Common Stock			7	—	(7)	—

MedBridge Healthcare, LLC	Senior Loan(5)			7,164	—	—	7,164
(Healthcare Services)	Subordinated Debt (5)			1,813	316	—	2,129
	Convertible
	Subordinated Debt (5)			—	—	—	—
	Equity Interests			—	110	(110)	—

MHF Logistical Solutions,Inc(8)	Subordinated Debt (5)			—	27,518	(10,241)	17,277
(Business Services)	Subordinated Debt (5)			—	—	—	—
	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	1,139		19,879	13	(100)	19,792
(Business Services)	Equity Interests			2,000	—	(1,060)	940

Nexcel Synthetics, LLC	Subordinated Debt	610		10,978	199	(11,177)	—
(Consumer Products)	Equity Interests			1,486	269	(1,755)	—

PresAir LLC	Senior Loan(5)		$81	2,206	—	(124)	2,082
(Industrial Products)	Equity Interests			—	5	(5)	—

Progressive International
Corporation	Subordinated Debt	615		7,533	80	—	7,613
(Consumer Products)	Preferred Stock			1,024	44	—	1,068
	Common Stock			2,300	2,000	—	4,300
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	72		1,232	1	—	1,233
(Healthcare Services)	Unitranche Debt	1,103		19,908	41	(8,000)	11,949
	Equity Interests			1,616	104	—	1,720

SGT India Private Limited	Common Stock			3,346	149	(419)	3,076
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	1,169		17,569	1,092	(5,000)	13,661
(Healthcare Services)	Equity Interests			2,541	51	—	2,592

Universal Environmental
Services, LLC	Unitranche Debt(5)	717		10,211	—	(4,201)	6,010
(Business Services)	Equity Interests			—	15	(15)	—

Total companies 5% to 25% owned		$22,737		$449,813			$418,647

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of June 30, 2007.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at June 30, 2007, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	In the first quarter of 2007, the Company exercised its option to acquire a majority of the voting securities of Hot Stuff Foods, LLC (Hot Stuff) at fair market value. Therefore, Hot Stuff was reclassified to companies more than 25% owned in the first quarter of 2007. At December 31, 2006, the Company’s investment in Hot Stuff was included in the companies less than 5% owned category.

(8)	In the second quarter of 2007, the Company obtained a seat on the board of directors of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies 5% to 25% owned in the second quarter of 2007. At December 31, 2006, the Company’s investment in MHF was included in the companies less than 5% owned category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our portfolio composition at June 30, 2007 and 2006, and December 31, 2006, was as follows:

	June 30,		December 31,

	2007	2006	2006

Private finance	97%	96%	97%
Commercial real estate finance	3%	4%	3%

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
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended		At and for the
	June 30,		June 30,		Year Ended
					December 31,
	2007	2006	2007	2006	2006
($ in millions)
Portfolio at value	$4,471.1	$3,593.5	$4,471.1	$3,593.5	$4,496.1
Investments funded	$488.9	$453.4	$659.1	$1,251.2	$2,437.8
Change in accrued or reinvested interest and dividends(1)	$6.4	$(7.0)	$17.7	$(9.1)	$11.3
Principal collections related to investment repayments or sales(2)	$499.9	$429.2	$735.4	$769.6	$1,055.3
Yield on interest-bearing portfolio investments(3)	11.6%	12.6%	11.6%	12.6%	11.8%

(1)	Includes changes in accrued or reinvested interest related to our investments in money market securities of $2.1 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and $4.7 million, $1.7 million, and $3.1 million, respectively, for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.

(2)	Includes collections of $182.4 million related to the sale of loans to the Allied Capital Senior Debt Fund, L.P. in the second quarter of 2007. See discussion below.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and six months ended June 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for Three Months				At and for the Six Months
	Ended June 30,				Ended June 30,				At and for the
									Year Ended
									December 31,
	2007		2006		2007		2006		2006

	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$409.8	8.3%	$275.9	9.5%	$409.8	8.3%	$275.9	9.5%	$405.2	8.4%
Unitranche debt	681.4	11.4%	515.0	10.7%	681.4	11.4%	515.0	10.7%	799.2	11.2%
Subordinated debt	1,892.2	12.5%	1,700.3	13.9%	1,892.2	12.5%	1,700.3	13.9%	1,980.8	12.9%

Total loans and debt securities	2,983.4	11.7%	2,491.2	12.7%	2,983.4	11.7%	2,491.2	12.7%	3,185.2	11.9%
Equity securities	1,364.9		969.2		1,364.9		969.2		1,192.7

Total portfolio	$4,348.3		$3,460.4		$4,348.3		$3,460.4		$4,377.9

Investments funded(1)	$473.6		$441.5		$643.7		$1,237.3		$2,423.4
Change in accrued or reinvested interest and dividends	$3.8		$(7.1)		$12.9		$(11.3)		$7.2
Principal collections related to investment repayments or sales(3)	$481.9		$415.7		$717.0		$752.4		$1,015.4

(1)	Investments funded for the six months ended June 30, 2006, and for the year ended December 31, 2006, included debt investments in certain portfolio companies received in conjunction with the sale of such companies. See “— Private Finance, Investments Funded” below.

(2)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

(3)	Includes collections from the sale or repayment of senior loans totaling $236.2 million, $228.2 million, and $322.7 million for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.
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

      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. The private equity investment marketplace remained very active through June 30, 2007. Purchase price multiples remained high and debt pricing was very competitive. We did not fund as many investments in the first half of 2007 as we did in the first half of 2006, because we believed that many new investment opportunities were mis-priced or over-leveraged, and therefore, did not present an opportunity to make a reasonable investment return. For 2006, we reviewed over $65 billion in prospective investments and we closed on approximately 3% of the potential new investments that we reviewed. For the first half of 2007, we reviewed over $42 billion in prospective investments and we closed on approximately 1% of the potential new investments we reviewed.
      The level of investment activity for investments funded and principal repayments for private finance investments can vary substantially from period to period depending on the number and size of investments that we make or that we exit and many other factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. Since June 30, 2007, the debt capital markets in general have become volatile. To the extent that financing for middle market companies becomes more restricted, we may see improved conditions for our investing activities. If these conditions persist, we may be able to deploy debt capital at more attractive yields and on more favorable terms than we have seen in the first two quarters.

      Investments Funded. Investments funded and the weighted average yield on loans and debt securities funded for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, consisted of the following:

	For the Six Months Ended June 30, 2007

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$177.0		10.2%	$40.0	9.4%	$217.0	10.0%
Unitranche debt(2)	57.1		10.7%	—	—	57.1	10.7%
Subordinated debt	114.4		12.5%	103.2	10.9%	217.6	11.8%

Total loans and debt securities	348.5		11.0%	143.2	10.5%	491.7	10.9%
Equity	99.1	(4)(5)		52.9		152.0

Total	$447.6			$196.1		$643.7

	For the Six Months Ended June 30, 2006

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$149.4		9.3%	$121.6	8.8%	$271.0	9.1%
Unitranche debt(2)	255.9		10.6%	—	—	255.9	10.6%
Subordinated debt(3)	374.8		13.0%	189.1	13.7%	563.9	13.2%

Total loans and debt securities	780.1		11.5%	310.7	11.8%	1,090.8	11.5%
Equity	54.6	(4)		91.9		146.5

Total	$834.7			$402.6		$1,237.3

	For the Year Ended December 31, 2006

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$245.4		9.4%	$239.8	8.9%	$485.2	9.2%
Unitranche debt(2)	471.7		10.7%	146.5	12.9%	618.2	11.3%
Subordinated debt(3)	510.7		13.0%	423.8	14.4%	934.5	13.6%

Total loans and debt securities	1,227.8		11.4%	810.1	12.5%	2,037.9	11.9%
Equity	91.4	(4)		294.1		385.5

Total	$1,319.2			$1,104.2		$2,423.4

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt combined.

(3)	Debt investments funded for the six months ended June 30, 2006, and for the year ended December 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage. Debt investments funded for the year ended December 31, 2006, included a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS.

(4)	Equity investments for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, included $17.2 million, $12.5 million, and $26.1 million, respectively, in investments in the preferred shares/income notes of collateralized loan obligations (CLOs) that are managed by Callidus Capital Corporation, a portfolio company controlled by us. These CLOs primarily invest in senior debt.

(5)	Equity investments for the six months ended June 30, 2007, included $19.1 million invested in the Allied Capital Senior Debt Fund, L.P. See discussion below.

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
      We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans originated and underwritten by us may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, or funds managed by Callidus or by us, including the Allied Capital Senior Debt Fund, L.P. (discussed below). After completion of loan sales, we may or may not retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Repayments include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.
      Allied Capital Senior Debt Fund, L.P. AC Corp is the investment manager to the Allied Capital Senior Debt Fund, L.P. (the Fund), a fund that generally invests in senior, unitranche and second lien debt. The Fund has closed on $125 million in equity capital commitments. Callidus acts as special manager to the Fund. One of our affiliates is the general partner of the Fund, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with the Fund. AC Corp will earn a management fee of up to 2% of the net asset value of the Fund and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.
      We are a special limited partner in the Fund, which is a portfolio investment, and have committed $31.8 million to the Fund, of which $19.1 million has been funded. At June 30, 2007, our investment in the Fund totaled $19.1 million at cost and $19.3 million at value. As a special limited partner, we expect to earn an incentive allocation of 20% of the annual net income of the Fund, subject to certain performance benchmarks. The value of our investment in the Fund is based on the net asset value of the Fund, which reflects the capital invested plus our allocation of the net earnings of the Fund, including the incentive allocation.
      In connection with the Fund’s formation in June 2007, we sold an initial portfolio of approximately $183 million of seasoned assets with a weighted average yield of 10.3% to a warehouse financing vehicle associated with the Fund. We may sell additional loans to the Fund or the warehouse financing vehicle.
      Yield. The weighted average yield on the private finance loans and debt securities was 11.7% at June 30, 2007, as compared to 11.9% and 12.7% at December 31, 2006, and June 30, 2006, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status” below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. Yields on senior and subordinated debt investments have been generally lower because of the supply of capital available to middle market companies.

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
      Outstanding Investment Commitments. At June 30, 2007, we had outstanding private finance investment commitments as follows:

	Companies	Companies	Companies
	More Than	5% to 25%	Less Than
	25% Owned(1)	Owned	5% Owned	Total

($ in millions)
Senior loans	$14.6	$16.0	$113.6	$144.2	(2)
Unitranche debt	—	—	45.4	45.4
Subordinated debt	44.0	0.1	—	44.1

Total loans and debt securities	58.6	16.1	159.0	233.7
Equity securities	83.3	16.0	73.4	172.7	(3)

Total	$141.9	$32.1	$232.4	$406.4

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn

($ in millions)
Revolving line of credit for working capital	$4.0	$(0.7)	$3.3
Subordinated debt to support warehouse facilities & warehousing activities(*)	44.0	—	44.0
Purchase of preferred equity in future CLO transactions	13.2	—	13.2

Total	$61.2	$(0.7)	$60.5

(*)	Callidus had a secured warehouse credit facility with a third party for up to $360 million. The facility was used primarily to finance the acquisition of loans pending securitization through a CDO or CLO. In addition, Callidus has a synthetic credit facility with a third party for up to $50 million. We have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support these facilities.

(2)	Includes $125.0 million in the form of revolving senior debt facilities to 30 portfolio companies.

(3)	Includes $89.4 million to 20 private equity and venture capital funds, including $4.3 million in co-investment commitments to one private equity fund, and $12.7 million to the Allied Capital Senior Debt Fund, L.P. (see discussion above).
     In addition to these outstanding investment commitments at June 30, 2007, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $249.2 million. See “Financial Condition, Liquidity and Capital Resources.”
      Mercury Air Centers, Inc. At June 30, 2007, our investment in Mercury Air Centers, Inc. (Mercury) totaled $85.3 million at cost and $320.1 million at value, or 6.3% of our total assets, which included unrealized appreciation of $234.8 million.

      Mercury owns and operates fixed base operations generally under long-term leases from local airport authorities, which consist of terminal and hangar complexes that service the needs of the general aviation community. Mercury is headquartered in Richmond Heights, OH. We completed the purchase of a majority ownership in Mercury in April 2004.
      Total interest and related portfolio income earned from our investment in Mercury for the six months ended June 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income	$4.1	$5.3
Fees and other income	0.2	0.3

Total interest and related portfolio income	$4.3	$5.6

      Interest income from Mercury included $1.0 million for both the six months ended June 30, 2007 and 2006, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional debt.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Mercury of $74.9 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively.
      In April 2007, we signed a definitive agreement to sell our majority equity interest in Mercury. Based on this definitive agreement, which was amended in June 2007 to increase the sales price, Mercury is expected to sell for an enterprise value of approximately $451 million, subject to pre- and post-closing adjustments. In connection with the transaction, we expect to be repaid approximately $51 million of subordinated debt outstanding to Mercury at closing. We also expect to realize a gain on our equity being sold of approximately $255 million, subject to pre- and post-closing adjustments. Approximately $10 million of our proceeds from the sale of our equity will be subject to certain holdback provisions. The transaction is expected to close in the third quarter of 2007 upon satisfying certain closing conditions, including regulatory approvals.
      Business Loan Express, LLC.     BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional small business loans, SBA 7(a) loans, and small investment real estate loans. BLX has offices across the United States and is headquartered in New York, NY. We acquired BLX in 2000.
      At June 30, 2007, our investment in BLX totaled $324.6 million at cost and $220.8 million at value, or 4.4% of our total assets, which included unrealized depreciation of $103.8 million. In the first six months of 2007, we increased our investment in BLX by $29.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. We agreed to purchase these interests for cash at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. The purpose of these additional investments was to fund payments to the SBA in the first quarter of 2007 discussed below and to provide additional equity capital to BLX.

      Total interest and related portfolio income earned from our investment in BLX for the six months ended June 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$7.8
Fees and other income	2.8	4.3

Total interest and related portfolio income	$2.8	$12.1

      Interest and dividend income from BLX for the six months ended June 30, 2006, included interest income of $3.7 million which was paid in kind. The interest paid in kind was paid to us through the issuance of additional equity interests. In the fourth quarter of 2006, we placed our investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in BLX for the six months ended June 30, 2007, and this resulted in lower interest income from our investment in BLX for the first six months of 2007 as compared to the first six months of 2006.
      In consideration for providing a guaranty on BLX’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $2.8 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively, which were included in fees and other income. Other assets included a receivable from BLX for $2.8 million related to these fees at June 30, 2007. The remaining fees and other income relate to management fees from BLX. We did not charge a management fee to BLX in the first or second quarter of 2007.
      Net change in unrealized appreciation or depreciation included a net increase in unrealized depreciation on our investment in BLX of $19.1 million for the six months ended June 30, 2007, and a net decrease in unrealized appreciation of $33.6 million for the six months ended June 30, 2006. See “Results of Operations, Valuation of Business Loan Express, LLC” below.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleges that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. We understand that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan (B&I) program. These investigations are ongoing.
      As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. We have considered BLX’s current regulatory issues and ongoing investigations and litigation in performing the valuation of BLX at June 30, 2007. See “Results of Operations, Valuation of Business Loan Express, LLC” below. We are monitoring the situation. We have retained a third party to work with BLX to review BLX’s current internal control systems. The third party conducted the review and offered recommendations to strengthen BLX’s controls, which are being implemented.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of inquiry by the United States Attorney’s Office for the Eastern District of Michigan. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, BLX and the SBA are conducting ongoing discussions with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans in accordance with the requirements of the SBA regulations.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and the current extension expires on August 30, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility for an additional one-year term, subject to satisfactory conclusion of discussions with the SBA with respect to BLX’s ability to securitize the unguaranteed portions of SBA loans. If the current facility were to expire without renewal, the warehouse facility notes would become due and payable, and substantially all collections on the unguaranteed interests that currently are in the warehouse facility would be applied to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In this event, the warehouse providers would not have recourse to BLX for repayment of the warehouse facility notes. In addition, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility. In the event that BLX is unable to reach agreement with the SBA on BLX’s ability to securitize the unguaranteed portions of SBA loans or if the warehouse providers do not agree to an extension of the warehouse facility, BLX will be required to seek alternative sources of capital to finance SBA loan originations and could incur higher capital costs.
      At June 30, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third-party lenders that matures in March 2009. The revolving credit facility may be expanded to $600.0 million through new or additional commitments at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. We have provided an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. At June 30, 2007, the principal amount outstanding on the revolving credit facility was $357.7 million and letters of credit issued under the facility were $52.9 million. The total obligation guaranteed by us at June 30, 2007, was $205.8 million. At June 30, 2007, we had also provided four standby letters of credit totaling $20.0 million in connection with four term securitization transactions completed by BLX.

      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes certain defaults under our revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. In June, 2007, BLX received waivers until September 30, 2007, from its lenders with respect to (i) non-compliance with certain facility covenants and (ii) the requirement for BLX to maintain certain financing programs for SBA loans. The waivers regarding financing programs for SBA loans provide that BLX may retain unguaranteed portions of SBA loans on its balance sheet until September 30, 2007. In addition, BLX previously received waivers from its lenders with respect to certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. BLX’s agreement with the SBA has reduced the company’s liquidity due to the working capital required to comply with the agreement. BLX is in negotiations with its lenders to amend the credit facility covenants, but there can be no assurance that such negotiations will be successful. If the credit facility lenders do not agree to amend the covenants or to waive compliance with the covenants at subsequent quarter ends, BLX would be in default under the credit facility.
      The current market conditions for small business loans remain very competitive, and as a result, BLX continues to experience high loan prepayments in its securitized loan portfolio. This competitive environment combined with BLX’s liquidity constraints has restrained BLX’s ability to grow its loan origination volume. Due to the changes in BLX’s operations, the status of its current financing facilities and the effect of BLX’s current regulatory issues, ongoing investigations and litigation, we are in the process of working with BLX with respect to various potential strategic alternatives including, but not limited to, recapitalization, restructuring, joint venture or sale or divestiture of BLX or some or all of its assets. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, our financial results could be negatively affected.
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
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain at closing on our equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, we realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. Our realized gain was $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments and excluding any earn-out amounts. In addition, we are entitled to receive additional consideration through an earn-out payment based on Advantage’s 2006 audited results. The earn-out payment totaled $3.1 million, subject to potential post-determination adjustments, and was recorded as a realized gain in the second quarter of 2007.
      As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At June 30, 2007, the amount of the escrow included in other assets on our consolidated balance sheet was approximately $24 million. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold and the hold back of certain proceeds in escrow has allowed us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note or other amounts are collected.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million (which included a prepayment premium of $5.0 million), for the six months ended June 30, 2006. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction in 2006. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale our majority equity interest in Advantage in the first quarter of 2006.
      In connection with the sale transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which reduced our cost basis to zero and resulted in a realized gain of $4.8 million.
      Our investment in Advantage at June 30, 2007, which was composed of subordinated debt and a minority equity interest, totaled $153.2 million at cost and $164.2 million at value, which included unrealized appreciation of $11.0 million.
      Investments in CLOs and Other Similar Funds. Subsequent to June 30, 2007, the debt capital markets have shown volatility and yield spreads have widened. With respect to the CLO market, investor demand for pricing has increased. As a result, we believe that the market yields for our investments in CLOs and other similar funds, which primarily invest in senior corporate loans, may have increased subsequent to June 30, 2007, and as a result, the fair value of our investments may have decreased. At June 30, these investments represented less than 3.3% of our total assets.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the				At and for the
	Three Months Ended June 30,				Six Months Ended June 30,				At and for the
									Year Ended
									December 31,
	2007		2006		2007		2006		2006

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Commercial mortgage loans	$68.7	6.6%	$96.5	8.1%	$68.7	6.6%	$96.5	8.1%	$71.9	7.5%
Real estate owned	20.4		14.6		20.4		14.6		19.6
Equity interests	33.7		22.0		33.7		22.0		26.7

Total portfolio	$122.8		$133.1		$122.8		$133.1		$118.2

Investments funded	$15.3		$11.9		$15.4		$13.9		$14.4
Change in accrued or reinvested interest	$0.5		$(0.5)		$0.1		$0.5		$1.0
Principal collections related to investment repayments or sales	$18.0		$13.5		$18.4		$17.2		$39.9

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     At June 30, 2007, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $43.8 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $8.2 million.
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
      At June 30, 2007, and December 31, 2006, our portfolio was graded as follows:

	2007		2006

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,727.2	38.6%	$1,307.3	29.1%
2	2,207.0	49.4	2,672.3	59.4
3	359.4	8.0	308.1	6.9
4	72.8	1.6	84.2	1.9
5	104.7	2.4	124.2	2.7

	$4,471.1	100.0%	$4,496.1	100.0%

      The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.
      Total Grade 4 and 5 portfolio assets were $177.5 million and $208.4 million, respectively, or were 4.0% and 4.6%, respectively, of the total portfolio value at June 30, 2007, and December 31, 2006. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of investments will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number and amount of investments included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with portfolio companies in order to recover the maximum amount of our investment.
      At June 30, 2007, and December 31, 2006, $165.2 million and $135.9 million, respectively, of our investment in BLX at value was classified as Grade 3, which included our Class A equity interests and certain of our Class B equity interests that were not depreciated. At June 30, 2007, and December 31, 2006, $55.6 million and $74.8 million, respectively, of our investment in BLX at value was classified as Grade 5, which included certain of our Class B equity interests and our Class C equity interests that were depreciated. See “— Private Finance, Business Loan Express, LLC” above.

      Loans and Debt Securities on Non-Accrual Status. At June 30, 2007, and December 31, 2006, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$20.4	$51.1
Companies 5% to 25% owned	27.5	4.0
Companies less than 5% owned	22.7	31.6
Commercial real estate finance	12.3	12.2
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	171.0	87.1
Companies 5% to 25% owned	18.3	7.2
Companies less than 5% owned	19.1	38.9
Commercial real estate finance	6.8	6.7

Total	$298.1	$238.8

Percentage of total portfolio	6.7%	5.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. In addition, interest may not accrue on loans to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. At June 30, 2007, and December 31, 2006, our Class A equity interests in BLX of $95.8 million and $66.6 million, respectively, which represented 2.1% and 1.5% of the total portfolio at value, respectively, were included in non-accruals. See “— Private Finance, Business Loan Express, LLC” above.
      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at June 30, 2007, and December 31, 2006, were as follows:

	2007	2006

($ in millions)
Private finance	$136.1	$46.5
Commercial mortgage loans	1.9	1.9

Total	$138.0	$48.4

Percentage of total portfolio	3.1%	1.1%
      The amount of loans and debt securities over 90 days delinquent increased to $138.0 million at June 30, 2007, from $48.4 million at December 31, 2006. The increase in loans and debt securities over 90 days delinquent primarily relates to not receiving payment on our Class A equity interests of BLX of $95.8 million, which represented 2.1% of the total portfolio at value. The Class A equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Business Loan Express, LLC” above.

      The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $138.0 million and $44.3 million at June 30, 2007, and December 31, 2006, respectively.
PORTFOLIO RETURNS
      Since our merger on December 31, 1997, through June 30, 2007, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 21% for private finance and CMBS/ CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $4.3 billion. The weighted average holding period of these investments was 36 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments exited was approximately 21% and for CMBS/ CDO investments exited was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/ CDO investments was 46 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.
OTHER ASSETS AND OTHER LIABILITIES
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At June 30, 2007, and December 31, 2006, other assets totaled $153.5 million and $123.0 million, respectively. The increase since year end was primarily the result of increased prepaid expenses related to tax deposits and deferred financing costs.
      Accounts payable and other liabilities is primarily composed of the liabilities related to the deferred compensation trust and accrued interest, bonus and taxes, including excise tax. At June 30, 2007, and December 31, 2006, accounts payable and other liabilities totaled $132.5 million and $147.1 million, respectively. The decrease since year end was primarily the result of the payment of liabilities at December 31, 2006, in 2007 related to accrued 2006 bonuses of $38.0 million, excise tax of $15.4 million and an extra dividend of $7.5 million, offset by an increase in liabilities for 2007 related to accrued 2007 bonuses and excise taxes totaling $28.7 million, an increase in the liability related to the deferred compensation trust of $7.3 million, and an increase in accrued interest payable of $7.0 million. Accrued interest fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2007 and 2006
      The following table summarizes our operating results for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

				Percent				Percent
(in thousands, except per share	2007	2006	Change	Change	2007	2006	Change	Change
amounts)
Interest and Related Portfolio Income:
Interest and dividends	$102,814	$95,433	$7,381	8%	$204,797	$184,314	$20,483	11%
Fees and other income	14,862	15,023	(161)	(1%)	20,831	37,153	(16,322)	(44%)

Total interest and related portfolio income	117,676	110,456	7,220	7%	225,628	221,467	4,161	2%

Expenses:
Interest	34,336	21,861	12,475	57%	64,624	46,346	18,278	39%
Employee	28,611	20,398	8,213	40%	50,539	41,826	8,713	21%
Employee stock options	9,519	4,597	4,922	107%	13,180	8,203	4,977	61%
Administrative	14,505	9,861	4,644	47%	27,729	21,195	6,534	31%

Total operating expenses	86,971	56,717	30,254	53%	156,072	117,570	38,502	33%

Net investment income before income taxes	30,705	53,739	(23,034)	(43%)	69,556	103,897	(34,341)	(33%)
Income tax expense (benefit), including excise tax	5,530	3,544	1,986	56%	4,881	12,402	(7,521)	(61%)

Net investment income	25,175	50,195	(25,020)	(50%)	64,675	91,495	(26,820)	(29%)

Net Realized and Unrealized Gains (Losses):
Net realized gains	74,879	100,240	(25,361)	*	102,545	533,075	(430,530)	*
Net change in unrealized appreciation or depreciation	(10,896)	(116,706)	105,810	*	55,024	(491,254)	(546,278)	*

Total net gains (losses)	63,983	(16,466)	80,449	*	157,569	41,821	115,748	*

Net income	$89,158	$33,729	$55,429	164%	$222,244	$133,316	$88,928	67%

Diluted earnings per common share	$0.57	$0.24	$0.33	138%	$1.44	$0.94	$0.50	54%

Weighted average common shares outstanding — diluted	156,051	143,213	12,838	9%	154,446	142,466	11,980	8%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.
      Interest and Dividends. Interest and dividend income for the three and six months ended June 30, 2007 and 2006, was composed of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Interest
Private finance loans and debt securities	$96.9	$88.6	$193.5	$171.2
Commercial mortgage loans	2.5	2.1	3.8	4.8
Cash, U.S. Treasury bills, money market and other securities	3.4	2.9	6.2	5.9

Total interest	102.8	93.6	203.5	181.9
Dividends	—	1.8	1.3	2.4

Total interest and dividends	$102.8	$95.4	$204.8	$184.3

      The level of interest income from the portfolio, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at June 30, 2007 and 2006, were as follows:

	2007		2006

($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance loans and debt securities	$2,983.4	11.7%	$2,491.2	12.7%
Commercial mortgage loans	68.7	6.6%	96.5	8.1%

Total	$3,052.1	11.6%	$2,587.7	12.6%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.
     Our interest income from our private finance loans and debt securities has increased year over year primarily as a result of the growth in this portfolio, net of the reduction in yield. The private finance portfolio yield at June 30, 2007, of 11.7% as compared to the private finance portfolio yield of 12.7% at June 30, 2006, reflects the mix of debt investments in the private finance portfolio. The weighted average yield varies from period to period based on the current stated interest on loans and debt securities and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Interest income from cash, U.S. Treasury bills, money market and other securities results primarily from interest earned on our liquidity portfolio. See “Financial Condition, Liquidity and Capital Resources” below. The value and weighted average yield of the liquidity portfolio was $200.7 million and 5.3%, respectively, at June 30, 2007, and $201.8 million and 5.3%, respectively, at December 31, 2006.

      Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.
      Fees and Other Income. Fees and other income primarily include fees related to structuring, diligence, transaction services, management and consulting services to portfolio companies, commitments, guarantees, and other services and loan prepayment premiums. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.
      Fees and other income for the three and six months ended June 30, 2007 and 2006, included fees relating to the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Structuring and diligence	$6.2	$8.0	$7.9	$19.0
Management, consulting and other services provided to portfolio companies(1)	2.3	2.4	4.1	6.6
Commitment, guaranty and other fees from portfolio companies(2)	2.9	2.9	5.0	4.6
Loan prepayment premiums	3.4	1.7	3.6	7.0
Other income	0.1	—	0.2	—

Total fees and other income	$14.9	$15.0	$20.8	$37.2

(1)	The six months ended June 30, 2006 includes $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion.

(2)	Includes guaranty and other fees from BLX of $1.3 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively. See “— Private Finance, Business Loan Express, LLC” above.
     Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees primarily relate to the level of new investment originations. Private finance investments funded were $643.7 million for the six months ended June 30, 2007, as compared to $1.2 billion for the six months ended June 30, 2006.
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
      Mercury and BLX. Mercury and BLX were our largest investments at value at June 30, 2007, and together represented 10.7% and 11.4% of our total assets at June 30, 2007 and 2006, respectively.
      Total interest and related portfolio income from these investments for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Mercury	$2.2	$2.5	$4.3	$5.6
BLX	$1.3	$6.0	$2.8	$12.1
      See “— Portfolio and Investment Activity” above for further detail on Mercury and BLX.
      Operating Expenses. Operating expenses include interest, employee, employee stock options, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the three and six months ended June 30, 2007 and 2006, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and six months ended June 30, 2007 and 2006, were as follows:

	At and for the Three		At and for the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Total outstanding debt	$1,921.8	$1,208.9	$1,921.8	$1,208.9
Average outstanding debt	$1,965.6	$1,301.1	$1,904.4	$1,395.8
Weighted average cost(1)	6.6%	6.6%	6.6%	6.6%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $2.0 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Installment interest expense for the year ended December 31, 2007, is estimated to be a total of $6.4 million. See “Dividends and Distributions” below.

      Employee Expense. Employee expenses for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Salaries and employee benefits	$21.2	$17.6	$42.6	$35.0
Individual performance award (IPA)	2.4	2.1	4.9	3.8
IPA mark to market expense (benefit)	2.4	(1.5)	(1.6)	(0.6)
Individual performance bonus (IPB)	2.6	2.2	4.6	3.6

Total employee expense	$28.6	$20.4	$50.5	$41.8

Number of employees at end of period	173	166	173	166
      The change in salaries and employee benefits reflects the effect of compensation increases, the change in mix of employees given their area of responsibility and relevant experience level and an increase in the number of employees. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits included accrued bonuses of $11.2 million and $9.0 million for the three months ended June 30, 2007 and 2006, respectively, and $21.7 million and $16.9 million for the six months ended June 30, 2007 and 2006, respectively.
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
      Option Cancellation Payment. On July 18, 2007, we completed a tender offer related to our offer to all optionees who held vested “in-the-money” stock options as of June 20, 2007, the opportunity to receive an option cancellation payment (OCP) equal to the “in-the-money” value of the stock options cancelled, which would be paid one-half in cash and one-half in unregistered shares of our common stock. We accepted for cancellation 10.3 million vested options, which in the aggregate had a weighted average exercise price of $21.50. This resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of 1.7 million unregistered shares of the Company’s common stock, determined using the Weighted Average Market Price of $31.75. The Weighted Average Market

Price represented the volume weighted average price of our common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Our stockholders approved the issuance of the shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options at our 2006 Annual Meeting of Stockholders. Cash payments to optionees were paid net of required payroll and income tax withholdings.
      As the consideration paid by us for the OCP did not exceed the cancellation date fair value of the options, no expense will be recorded for the transaction in accordance with the guidance in FASB Statement No. 123 (Revised 2004). However, the portion of the OCP paid in cash of $52.8 million will reduce our paid in capital and will therefore reduce our net asset value in the third quarter of 2007. For income tax purposes, our tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Code for persons subject to Section 162(m).
      Subsequent to the completion of the tender offer and the cancellation of the 10.3 million vested options, there were 18.3 million options outstanding and 11.0 million shares available to be granted under our Stock Option Plan. As part of this initiative, the Board of Directors adopted a target ownership program that establishes minimum ownership levels for our senior officers and continues to further align the interests of our officers with those of our stockholders.
      Stock Options Expense. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the Statement), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement was effective January 1, 2006, and it applies to our stock option plan. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. The Statement was adopted using the modified prospective method of application, which required us to recognize compensation costs on a prospective basis beginning January 1, 2006. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for proforma disclosure under the Statement. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized in the consolidated statement of operations over the service period. The stock option expense for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$3.3	$3.3	$6.5	$6.7
Options granted on or after January 1, 2006	6.2	1.3	6.7	1.5

Total employee stock option expense	$9.5	$4.6	$13.2	$8.2

      In addition to the employee stock option expense, for the three and six months ended June 30, 2007 and 2006, administrative expense included $0.2 million of expense related to options granted to directors during each respective period. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      During the second quarter of 2007, options were granted for 6.4 million shares. One-third of the options granted to employees vested on June 30, 2007, therefore, approximately one-third of the expense related to this grant, or $5.9 million, was recorded in the second quarter of 2007. Of the remaining options granted, one-half will vest on June 30, 2008, and one-half will vest on June 30, 2009. We estimate that the employee-related stock option expense under the Statement that will be recorded in our consolidated statement of operations, including the expense related to the options granted in the second quarter of 2007, will be approximately $20.3 million, $9.2 million, and $2.6 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $10.9 million, $6.3 million, and $2.6 million, respectively, related to options granted since adoption of the Statement (January 1, 2006). This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Administrative Expense. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses. Administrative expenses for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three		For the Six
	Months Ending		Months Ending
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Administrative expenses	$13.6	$9.4	$23.5	$17.8
Investigation and litigation costs	0.9	0.5	4.2	3.4

Total administrative expenses	$14.5	$9.9	$27.7	$21.2

      Administrative expenses, excluding investigation and litigation costs, for the six months ended June 30, 2007, included costs of $1.4 million incurred in the first quarter of 2007 to engage a third party to work with BLX, a portfolio company controlled by us, to conduct a review of BLX’s internal control systems. See “— Private Finance, Business Loan Express, LLC” above. In addition, administrative expenses for the three and six months ended June 30, 2007, included $2.5 million in placement fees related to securing equity commitments to the Allied Capital Senior Debt Fund, L.P. See “— Private Finance, Allied Capital Senior Debt Fund, L.P.” above.
      Investigation and litigation costs include costs associated with requests for information in connection with government investigations and other legal matters. We expect that we will continue to incur legal and other costs associated with these matters. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1 of Part II.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three and six months ended June 30, 2007 and 2006, was as follows:

	For the Three		For the Six
	Months Ended		Months Ending
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Income tax expense (benefit)	$1.5	$0.3	$(2.7)	$0.8
Excise tax expense	4.0	3.2	7.6	11.6

Income tax expense (benefit), including excise tax	$5.5	$3.5	$4.9	$12.4

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.
      Our estimated annual taxable income for 2007 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2007, and such estimated excess taxable income will be distributed in 2008. Therefore, we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. We have recorded an estimated excise tax of $4.0 million and $7.6 million for the three and six months ended June 30, 2007, respectively. See “Dividends and Distributions.” While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.
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
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007	2006	2007	2006
($ in millions)
Realized gains	$87.4	$101.0	$120.6	$537.5
Realized losses	(12.5)	(0.8)	(18.1)	(4.4)

Net realized gains	$74.9	$100.2	$102.5	$533.1

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months and six months ended June 30, 2007 and 2006, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

($ in millions)	2007	2006	2007	2006

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(55.0)	$(95.6)	$(87.0)	$(489.2)
Reversal of previously recorded net unrealized depreciation associated with realized losses	16.6	0.5	22.3	3.2

Total reversal	$(38.4)	$(95.1)	$(64.7)	$(486.0)

      Realized gains for the three months ended June 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
HMT, Inc.	$39.9
Healthy Pet Corp.	36.6
Wear Me Apparel Corporation	6.1
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	0.6

Total realized gains	$87.4

2006

Portfolio Company	Amount

Private Finance:
STS Operating, Inc.	$94.8
United Site Services, Inc.	3.3
MHF Logistical Solutions, Inc.	1.2
Advantage Sales & Marketing, Inc.	0.6
Other	1.1

Total realized gains	$101.0

      Realized losses for the three months ended June 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Powell Plant Farms, Inc.	$11.5
Alaris Consulting, LLC	1.0

Total realized losses	$12.5

2006

Portfolio Company	Amount

Private Finance:
Other	$0.3

Total private finance	0.3

Commercial Real Estate:
Other	0.5

Total commercial real estate	0.5

Total realized losses	$0.8

      Realized gains for the six months ended June 30, 2007 and 2006 were as follows:
($ in million)

2007

Portfolio Company	Amount

Private Finance:
HMT, Inc.	$39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	4.5
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	1.7

Total realized gains	$120.6

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$433.7
STS Operating, Inc.	94.8
United Site Services, Inc.	3.3
Nobel Learning Communities, Inc.	1.5
MHF Logisitical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.3

Total private finance	536.9

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total realized gains	$537.5

      Realized losses for the six months ended June 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Powell Plant Farms, Inc.	$11.5
Legacy Partners Group, LLC	5.8
Alaris Consulting, LLC	1.0
Other	(0.2)

Total realized losses	$18.1

2006

Portfolio Company	Amount

Private Finance:
Aspen Pet Products, Inc.	$1.6
Nobel Learning Communities, Inc.	1.4
Other	0.6

Total private finance	3.6

Commercial Real Estate:
Other	0.8

Total commercial real estate	0.8

Total realized losses	$4.4

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2007, portfolio investments recorded at fair value were approximately 89% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from Houlihan Lokey Howard and Zukin for certain private finance portfolio companies. For 2007 and 2006, we received third-party valuation assistance as follows:

	2007		2006

	Q1	Q2	Q1	Q2

Number of private finance portfolio companies reviewed	88	92	78	78
Percentage of private finance portfolio reviewed at value	91.8%	92.1%	87.0%	89.6%
      Professional fees for third-party valuation assistance were $1.5 million for the year ended December 31, 2006, and are estimated to be approximately $1.6 million for 2007.

      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2007 and 2006, consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2007(1)	2006(1)	2007(1)	2006(1)
($ in millions)
Net unrealized appreciation (depreciation)	$27.5	$(21.6)	$119.7	$(5.3)
Reversal of previously recorded unrealized appreciation associated with realized gains	(55.0)	(95.6)	(87.0)	(489.2)
Reversal of previously recorded unrealized depreciation associated with realized losses	16.6	0.5	22.3	3.2

Net change in unrealized appreciation or depreciation	$(10.9)	$(116.7)	$55.0	$(491.3)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.
     Valuation of Mercury Air Centers, Inc. In April 2007, we signed a definitive agreement to sell our majority equity interest in Mercury. Based on this definitive agreement, which was amended in June 2007 to increase the sales price, Mercury is expected to sell for an enterprise value of approximately $451 million, subject to pre- and post-closing adjustments. See “ — Portfolio and Investment Activity” above. At June 30, 2007, we estimated the enterprise value of Mercury to be $406 million given that the closing of the transaction is subject to certain closing conditions, including regulatory approvals, and the sales price is subject to pre- and post-closing adjustments and certain holdback provisions. Using the enterprise value at June 30, 2007, of $406 million we determined the value of our investments in Mercury to be $320.1 million, which included unrealized appreciation of $234.8 million at June 30, 2007. This is an increase in unrealized appreciation of $18.2 million for the three months ended June 30, 2007, and $74.9 million for the six months ended June 30, 2007. Net change in unrealized appreciation or depreciation included a decrease in unrealized appreciation of $0.4 million and a net increase in unrealized appreciation of $4.3 million for the three and six months ended June 30, 2006, respectively, on our investment in Mercury. We received valuation assistance from Duff & Phelps for our investment in Mercury at June 30, 2007, and December 31, 2006. The transaction is expected to close in the third quarter of 2007, upon satisfying certain closing conditions, including regulatory approvals. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.
      Valuation of Business Loan Express, LLC. Our investment in BLX totaled $324.6 million at cost and $220.8 million at value at June 30, 2007, and $295.3 million at cost and $210.7 million at value at December 31, 2006. To determine the value of our investment in BLX at June 30, 2007, we performed numerous valuation analyses to determine a range of values including: (1) analysis of comparable public company trading multiples; (2) analysis of BLX’s value assuming an initial public offering; (3) analysis of merger and acquisition transactions for financial services companies; (4) a discounted dividend analysis; and (5) adding BLX’s net asset value (adjusted for certain discounts) to the estimated value of BLX’s business operations, which was determined by using a discounted cash flow model. In performing the valuation analyses at June 30, 2007, we continued to consider the impact of various changes in BLX’s business model due to the competitive environment. We also continued to consider BLX’s current regulatory issues and ongoing investigations and litigation as well as various strategic alternatives. (See “— Private Finance, Business Loan Express, LLC” above.) We received valuation assistance from Duff & Phelps for our investment in BLX at June 30, 2007, and

December 31, 2006. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.
      With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at June 30, 2007, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at both March 31, 2007, and December 31, 2006.
      Our investment in BLX at June 30, 2007, was valued at $220.8 million. This fair value was within the range of values determined by our valuation analyses discussed above. Unrealized depreciation on our investment was $103.8 million at June 30, 2007. Net change in unrealized appreciation or depreciation included a net decrease of $19.1 million for both the three and six months ended June 30, 2007, and a net decrease of $10.9 million and $33.6 million for the three and six months ended June 30, 2006, respectively.
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 156.1 million and 143.2 million for the three months ended June 30, 2007 and 2006, respectively, and were 154.4 million and 142.5 million for the six months ended June 30, 2007 and 2006, respectively.
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
DIVIDENDS AND DISTRIBUTIONS
      Dividends to common shareholders for the six months ended June 30, 2007 and 2006, were $193.4 million and $166.6 million, respectively, or $1.27 per common share for the first half of 2007 and $1.19 per common share for the first half of 2006. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.
      The Board of Directors has declared a dividend of $0.65 per common share for both the third and fourth quarters of 2007.
      Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code (see discussion below). Such income will be treated under the Code as having been distributed during the prior year for purposes of our qualification for RIC tax treatment for such year. The maximum amount of excess taxable income that we may carry over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a nondeductible 4% excise tax. We believe that carrying over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.
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
      Our estimated annual taxable income for 2006 exceeded our dividend distributions to shareholders for 2006 from such taxable income, and, therefore, we have carried over excess taxable income, which is currently estimated to be $397.1 million, for distribution to shareholders in 2007. Estimated excess taxable income for 2006 represents approximately $120.6 million of ordinary income and approximately $276.5 million of net long-term capital gains. Our taxable income for 2006 is an estimate and will not be finally determined until we file our 2006 tax return in September 2007. Therefore, the excess taxable income earned in 2006 and carried forward for distribution in 2007 may be different from this estimate.
      Dividends paid in 2007 will first be paid out of the excess taxable income carried over from 2006. For the first and second quarters of 2007, we paid dividends of $193.4 million. The remainder of 2006 estimated excess taxable income to be distributed during the second half of 2007 is approximately $203.7 million. In accordance with regulated investment company distribution rules, we must declare current year dividends to be paid from carried over excess taxable income from 2006 before we file our 2006 tax return in September 2007, and we must pay such dividends by December 31, 2007. To comply with these rules, on July 27, 2007, our Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2007. The third and fourth quarter dividends will be paid on September 26, 2007, and December 26, 2007, respectively. We expect that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings.
      Given that substantially all of 2007’s dividend payments will be made from excess taxable income carried over from 2006, we currently expect to carry over substantially all of our estimated annual taxable income for 2007 for distribution to shareholders in 2008. We will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2007 over the amount of actual distributions from such taxable income in 2007. For the six months ended June 30, 2007, we have recorded an excise tax of $7.6 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2007 may be adjusted as appropriate in the remainder of 2007 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2007 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2007 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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
      To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the six months ended June 30, 2007 and 2006 was $2.3 million and $0.4 million, respectively. See “— Results of Operations” above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      At June 30, 2007, and December 31, 2006, our liquidity portfolio, cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2007	2006

Liquidity portfolio (includes money market and other securities)	$200.7	$201.8
Cash and investments in money market securities (including money market and other securities: 2007-$103.7; 2006-$0.4)	$149.3	$2.1
Total assets	$5,045.5	$4,887.5
Total debt outstanding	$1,921.8	$1,899.1
Total shareholders’ equity	$2,991.1	$2,841.2
Debt to equity ratio(1)	0.64	0.67
Asset coverage ratio(2)	256%	250%

(1)	The debt to equity ratio adjusted for the liquidity portfolio and cash and investments in money market securities was 0.53 and 0.60 at June 30, 2007, and December 31, 2006, respectively, which is calculated as (a) total debt less the value of the liquidity portfolio divided by (b) total shareholders’ equity.

(2)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the six months ended June 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Net cash provided by (used in) operating activities	$122.8	$126.8
Add: portfolio investments funded	659.1	1,071.2

Total cash provided by operating activities before new investments	$781.9	$1,198.0

      In addition to the net cash flow provided by our operating activities before funding investments, we have sources of liquidity through our liquidity portfolio and revolving line of credit as discussed below.
      At June 30, 2007, and December 31, 2006, the value and yield of the securities in the liquidity portfolio were as follows:

	2007		2006

	Value	Yield	Value	Yield
($ in millions)
Money market securities	$140.7	5.2%	$161.2	5.3%
Certificate of deposit(1)	60.0	5.5%	40.6	5.6%

Total	$200.7	5.3%	$201.8	5.3%

(1)	The certificate of deposit matures in September 2007.
     The liquidity portfolio was established to provide a pool of liquid assets within our balance sheet given that our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. We assess the amount held in and the composition of the liquidity portfolio throughout the year.

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
      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $886.0 million on June 30, 2007. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate debt portfolio and our equity portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      During the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006, we sold new equity of $93.8 million, $83.0 million, and $295.8 million, respectively, in public offerings. In addition, shareholders’ equity increased by $20.4 million, $15.9 million, and $27.7 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.
      We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At June 30, 2007, and December 31, 2006, we had outstanding debt as follows:

	2007				2006

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,041.8	$1,041.8	6.1%		$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		650.0	650.0	6.6%

Total notes payable and debentures	1,921.8	1,921.8	6.4%		1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—	%(2)	922.5	207.7	6.4	%(2)

Total debt	$2,844.3	$1,921.8	6.6	%(3)	$2,613.9	$1,899.1	6.5	% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at June 30, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.8 million and $3.9 million at June 30, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At June 30, 2007, $886.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $36.5 million issued under the credit facility.
     Privately Issued Unsecured Notes Payable. We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities and fixed rates of interest. The notes require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2007, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
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
      Publicly Issued Unsecured Notes Payable. At June 30, 2007, we had outstanding publicly issued unsecured notes as follows:

	Amount	Maturity Date
($ in millions)
6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

      The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.
      On March 28, 2007, we completed the issuance of $200.0 million of 6.875% Notes due 2047 for net proceeds of $193.0 million. In April 2007, we issued additional notes, through an over-allotment option, totaling $30.0 million for net proceeds of $29.1 million. Net proceeds are net of underwriting discounts and estimated offering expenses. The notes are listed on the New York Stock Exchange under the trading symbol AFC.
      The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. We may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.
      Revolving Line of Credit. At June 30, 2007, and December 31, 2006, we had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At our option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At June 30, 2007, there was no outstanding balance on our unsecured revolving line of credit. The amount available under the line at June 30, 2007, was $886.0 million, net of amounts committed for standby letters of credit of $36.5 million. Net repayments under the revolving lines of credit for the six months ended June 30, 2007, were $207.8 million.
      We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at June 30, 2007. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2007, we were in compliance with these covenants.
      We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At June 30, 2007, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2007.

		Payments Due By Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Unsecured notes payable	$1,921.8	$—	$153.0	$269.3	$408.0	$472.5	$619.0
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	22.4	2.2	4.4	4.6	4.5	1.8	4.9

Total contractual obligations	$1,944.2	$2.2	$157.4	$273.9	$412.5	$474.3	$623.9

(1)	At June 30, 2007, $886.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $36.5 million issued under the credit facility.
Off-Balance Sheet Arrangements
      In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt, rental and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2007.

		Amount of Commitment Expiration Per Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Guarantees	$220.9	$3.3	$3.0	$208.3	$—	$4.4	$1.9
Standby letters of credit(1)	36.5	3.9	32.6	—	—	—	—

Total commitments(2)	$257.4	$7.2	$35.6	$208.3	$—	$4.4	$1.9

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.

(2)	Our most significant commitments relate to our investment in Business Loan Express, LLC (BLX), which commitments totaled $228.8 million at June 30, 2007. At June 30, 2007, we guaranteed 50% of the outstanding total obligations on BLX’s revolving line of credit, which expires in March 2009, for a total guaranteed amount of $205.8 million and we had also provided standby letters of credit totaling $20.0 million in connection with term securitizations completed by BLX. In addition, we have agreed to purchase the $3.0 million of Class A equity interests purchased by the chief executive officer of BLX at fair value in the event that BLX amends or otherwise restructures its existing senior credit facility or he is terminated for any reason. See “— Private Finance, Business Loan Express, LLC” above for further discussion.
     In addition, we had outstanding commitments to fund investments totaling $450.2 million at June 30, 2007. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.
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
        Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than our cost basis if the amount that would be repaid on the loan or debt security upon the sale or recapitalization of the portfolio company is greater than our cost basis.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50%

owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using a method that approximates the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Fees are recorded on loans and debt securities when received.
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
      The value of our equity investments in private debt and equity funds are generally valued at the fund’s net asset value. The value of our equity securities in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
      If we do not distribute at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that we determine that our estimated current year annual taxable income will be excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      On June 23, 2004, we were notified by the SEC that they were conducting an informal investigation of us. The investigation related to the valuation of securities in the Company’s private finance portfolio and other matters. On June 20, 2007, we announced that we have entered into a settlement with the SEC that resolves the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, we agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, we did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in our private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered us to continue to maintain certain of our current valuation-related controls. Specifically, for a period of two years, we have undertaken to: (1) continue to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee our quarterly valuation processes; and (2) continue to employ third-party valuation consultants to assist in our quarterly valuation processes.
      On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation relating to matters similar to those investigated by the SEC. We produced materials in response to the requests from the U.S. Attorney’s office and certain current and former employees were interviewed by the U.S. Attorney’s Office. We have voluntarily cooperated with the investigation.
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
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously.
      In addition to the above matters, we are party to certain lawsuits in the normal course of business.
      While the outcome of any of the open legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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
      Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2007, portfolio investments recorded at fair value were 89% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment or a slowdown in middle market merger and acquisition activity may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies, which may negatively affect the value of our investments, and on the potential for liquidity events involving such companies. This could affect the timing of exit events in our portfolio and could negatively affect the amount of gains or losses upon exit.
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
      Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected. Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At June 30, 2007, our largest investments at value were in Mercury Air Centers, Inc. and Business Loan Express, LLC (BLX), which represented 6.3% and 4.4% of our total assets, respectively, and 1.9% and 1.2% of our total interest and related portfolio income, respectively, for the six months ended June 30, 2007.
      BLX is a national, non-bank lender that participates in the SBA’s 7(a) Guaranteed Loan Program and is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting an ongoing investigation of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan (B&I) program. These investigations are ongoing.
      As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results.
      The current market conditions for small business loans remain very competitive, and as a result, BLX continues to experience high loan prepayments in its securitized loan portfolio. This competitive environment combined with BLX’s liquidity constraints has restrained BLX’s ability to grow its loan origination volume. Due to the changes in BLX’s operations, the status of its current financing facilities and the effect of BLX’s current regulatory issues, ongoing investigations and litigation, we are in the process of working with BLX with respect to various potential strategic alternatives including, but not limited to, recapitalization, restructuring, joint venture or sale or divestiture of BLX or some or all of its assets. The ultimate resolution of these matters could have a material adverse impact on BLX’s financial condition, and, as a result, our financial results could be negatively affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Business Loan Express, LLC”.

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
      At June 30, 2007, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.6% and a debt to equity ratio of 0.64 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.5% as of June 30, 2007, which returns were achieved.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. Under the 1940 Act and the covenants applicable to our public debt, we must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2007, our asset coverage for senior indebtedness was 256%.
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

      Assuming that the balance sheet as of June 30, 2007, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
      We will continue to need additional capital to grow because we must distribute our income. We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions or other investors and have issued debt and equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable ordinary income (as defined in the Code), which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We intend to continue to borrow from financial institutions or other investors and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our debt securities or common stock.
      Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends. We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year.
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
      There are potential conflicts of interest between us and the Allied Capital Senior Debt Fund, L.P. Certain of our officers serve or may serve in an investment management capacity to the Allied Capital Senior Debt Fund, L.P. (the Fund), a fund that generally invests in senior, unitranche and second lien debt. Specifically, the credit committee for the Fund includes certain of our officers who serve in similar roles for us. These investment professionals intend to allocate such time and attention as is deemed appropriate and necessary to carry out the operations of the Fund effectively. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for the Fund in the event that the interests of the Fund run counter to our interests. Accordingly, they may have obligations to investors in the Fund, the fulfillment of which might not be in the best interests of us or our shareholders.
      We have sold assets to the Fund and, as part of our investment strategy, we may offer to sell additional assets to the Fund or we may purchase assets from the Fund. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, there is an inherent conflict of interest in such transactions between us and the Fund.
      Although the Fund has a different primary investment objective than we do, the Fund may, from time to time, invest in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and the Fund. As a result, such individuals may face conflicts in the allocation of investment opportunities between us and the Fund. To the extent the Fund invests in the same or similar asset classes, the scope of opportunities otherwise available to us may be adversely affected. We may also have the same or similar conflicts of interest with one or more financing vehicles associated with the Fund.
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
      Our credit ratings may not reflect all risks of an investment in the debt securities. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, the publicly issued debt securities.
      Terms relating to redemption may materially adversely affect the return on the debt securities. If our debt securities are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of the debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended June 30, 2007, we issued a total of 127,921 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $4.0 million.

Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended June 30, 2007, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
4/1/2007 to 4/30/2007	109	$29.20
5/1/2007 to 5/31/2007	—	$—
6/1/2007 to 6/30/2007	—	$—
2005 DCP II(2)
4/1/2007 to 4/30/2007	21,970	$29.20
5/1/2007 to 5/31/2007	—	$—
6/1/2007 to 6/30/2007	76,000	$32.00

Total	98,079	$31.37

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is managed through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is managed through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market. In addition, dividends received on the Allied Capital shares held in the trust are reinvested in our common stock.
Item 3.  Defaults Upon Senior Securities
      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
      On May 15, 2007, we held our Annual Meeting of Shareholders in Washington, DC. Shareholders voted on four matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for items 1 through 3 below. All four matters were approved.

1.	Election of Directors: Shareholders elected four directors of the Company, who will serve for three years, or until their successors are elected and qualified. Votes were cast as follows:

	For	Withheld

William L. Walton	132,719,158	2,741,173
Joan M. Sweeney	132,653,226	2,807,105
Brooks H. Browne	132,678,287	2,782,044
Robert E. Long	132,365,178	3,095,153

The following directors are continuing as directors of the Company for their respective terms — Ann Torre Bates, John D. Firestone, Anthony T. Garcia, Edwin L. Harper, Lawrence I. Hebert, John I. Leahy, Alex J. Pollock, Marc F. Racicot, Guy T. Steuart II, and Laura W. van Roijen.

2.	Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2007. Votes were cast as follows:

For	Against	Abstain

133,822,954	840,145	797,230

3.	Approval of the amendment to the Company’s Restated Articles of Incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 200,000,000 to 400,000,000. Votes were cast as follows:

For	Against	Abstain

126,550,547	7,530,560	1,379,222

4.	Approval of the amendment to the Company’s Amended Stock Option Plan to increase the number of shares authorized for issuance. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes

56,205,533	23,129,322	1,670,578	54,454,898
Item 5.  Other Information
      None.

Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on July 30, 2007).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3		Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4		Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5		Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6		Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7		Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8		Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9		Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10		Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007.(Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11		Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4	.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).

Exhibit
Number		Description

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).
10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit
Number		Description

10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10	.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10	.20(f)*	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007.
10	.20(g)*	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007.
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23		Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10	.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29		Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30		Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).

Exhibit
Number		Description

10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15	*	Letter regarding Unaudited Interim Financial Information.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 9, 2007	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007.
10	.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007.
15		Letter regarding Unaudited Interim Financial Information.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.