Form 10-Q
period 2007-09-30
ALLIED CAPITAL CORP
filed 2007-11-08
CIK 3906

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period
Ended September 30, 2007

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer     ☒  Accelerated Filer     ☐ Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
      On November 7, 2007, there were 154,532,721 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006

(in thousands, except per share amounts)	(unaudited)
ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2007-$1,571,149; 2006-$1,578,822)	$1,236,844	$1,490,180
Companies 5% to 25% owned (cost: 2007-$434,164; 2006-$438,560)	397,930	449,813
Companies less than 5% owned (cost: 2007-$2,601,101; 2006-$2,479,981)	2,572,354	2,437,908

Total private finance (cost: 2007-$4,606,414; 2006-$4,497,363)	4,207,128	4,377,901
Commercial real estate finance (cost: 2007-$96,115; 2006-$103,546)	119,739	118,183

Total portfolio at value (cost: 2007-$4,702,529; 2006-$4,600,909)	4,326,867	4,496,084
Investments in money market and other securities	291,069	202,210
Accrued interest and dividends receivable	74,829	64,566
Other assets	153,940	122,958
Cash	14,816	1,687

Total assets	$4,861,521	$4,887,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2007-$153,000; 2006-$—)	$1,922,370	$1,691,394
Revolving line of credit	—	207,750
Accounts payable and other liabilities	173,368	147,117

Total liabilities	2,095,738	2,046,261

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 154,506 and 148,575 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	15	15
Additional paid-in capital	2,594,406	2,493,335
Common stock held in deferred compensation trust	(37,079)	(28,335)
Notes receivable from sale of common stock	(2,708)	(2,850)
Net unrealized appreciation (depreciation)	(395,216)	(123,084)
Undistributed earnings	606,365	502,163

Total shareholders’ equity	2,765,783	2,841,244

Total liabilities and shareholders’ equity	$4,861,521	$4,887,505

Net asset value per common share	$17.90	$19.12

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006
(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$28,198	$23,812	$83,895	$77,377
Companies 5% to 25% owned	9,374	10,977	32,111	28,046
Companies less than 5% owned	68,097	63,879	194,460	177,559

Total interest and dividends	105,669	98,668	310,466	282,982

Fees and other income
Companies more than 25% owned	5,146	6,486	14,552	24,222
Companies 5% to 25% owned	19	10	518	4,008
Companies less than 5% owned	7,534	8,219	18,460	23,638

Total fees and other income	12,699	14,715	33,530	51,868

Total interest and related portfolio income	118,368	113,383	343,996	334,850

Expenses:
Interest	33,744	26,109	98,368	72,455
Employee	26,306	25,228	76,845	67,054
Employee stock options	18,312	3,649	31,492	11,852
Administrative	10,496	8,153	38,225	29,348

Total operating expenses	88,858	63,139	244,930	180,709

Net investment income before income taxes	29,510	50,244	99,066	154,141
Income tax expense (benefit), including excise tax	11,192	1,586	16,073	13,988

Net investment income	18,318	48,658	82,993	140,153

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	201,582	394	267,359	528,793
Companies 5% to 25% owned	(5,475)	93	(5,171)	(324)
Companies less than 5% owned	16,263	9,429	52,727	14,522

Total net realized gains	212,370	9,916	314,915	542,991
Net change in unrealized appreciation or depreciation	(327,156)	19,312	(272,132)	(471,942)

Total net gains (losses)	(114,786)	29,228	42,783	71,049

Net increase (decrease) in net assets resulting from operations	$(96,468)	$77,886	$125,776	$211,202

Basic earnings (loss) per common share	$(0.63)	$0.54	$0.83	$1.50

Diluted earnings (loss) per common share	$(0.62)	$0.53	$0.81	$1.47

Weighted average common shares outstanding — basic	154,025	144,163	151,979	141,002

Weighted average common shares outstanding — diluted	155,329	147,112	154,708	144,030

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,

	2007	2006
(in thousands, except per share amounts)
	(unaudited)
Operations:
Net investment income	$82,993	$140,153
Net realized gains	314,915	542,991
Net change in unrealized appreciation or depreciation	(272,132)	(471,942)

Net increase in net assets resulting from operations	125,776	211,202

Shareholder distributions:
Common stock dividends	(293,706)	(255,430)

Net decrease in net assets resulting from shareholder distributions	(293,706)	(255,430)

Capital share transactions:
Sale of common stock	93,784	218,882
Issuance of common stock in lieu of cash distributions	12,447	11,050
Issuance of common stock upon the exercise of stock options	13,307	11,108
Cash portion of option cancellation payment	(52,833)	—
Stock option expense	32,069	12,088
Net decrease in notes receivable from sale of common stock	142	1,005
Purchase of common stock held in deferred compensation trust	(9,272)	(7,226)
Distribution of common stock held in deferred compensation trust	528	656
Other	2,297	—

Net increase in net assets resulting from capital share transactions	92,469	247,563

Total increase (decrease) in net assets	(75,461)	203,335
Net assets at beginning of period	2,841,244	2,620,546

Net assets at end of period	$2,765,783	$2,823,881

Net asset value per common share	$17.90	$19.38

Common shares outstanding at end of period	154,506	145,722

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2007	2006
(in thousands)
	(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$125,776	$211,202
Adjustments:
Portfolio investments	(1,236,671)	(1,700,751)
Principal collections related to investment repayments or sales	1,086,513	885,872
Change in accrued or reinvested interest and dividends	(22,812)	1,820
Net collection (amortization) of discounts and fees	(1,215)	(3,644)
Redemption of (investments in) U.S. Treasury bills	—	(22,875)
Redemption of (investments in) money market securities	(82,219)	7,581
Stock option expense	32,069	12,088
Changes in other assets and liabilities	13,943	33,897
Depreciation and amortization	1,540	1,303
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	(29,716)	(209,049)
Realized losses	81,456	7,063
Net change in unrealized (appreciation) or depreciation	272,132	471,942

Net cash provided by (used in) operating activities	240,796	(303,551)

Cash flows from financing activities:
Sale of common stock	93,784	218,882
Sale of common stock upon the exercise of stock options	13,307	11,108
Collections of notes receivable from sale of common stock	142	1,005
Borrowings under notes payable	230,000	450,000
Repayments on notes payable and debentures	—	(53,500)
Net borrowings under (repayments on) revolving line of credit	(207,750)	(91,750)
Cash portion of option cancellation payment	(52,833)	—
Purchase of common stock held in deferred compensation trust	(9,272)	(7,226)
Other financing activities	(6,363)	(4,674)
Common stock dividends and distributions paid	(288,682)	(248,479)

Net cash provided by (used in) financing activities	(227,667)	275,366

Net increase (decrease) in cash	13,129	(28,185)
Cash at beginning of period	1,687	31,363

Cash at end of period	$14,816	$3,178

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	$26,987	$—
(Business Services)	Equity Interests		5,189	—
	Guaranty ($1,100)

AllBridge Financial, LLC	Equity Interests		2,300	2,300
(Financial Services)	Standby Letter of Credit ($30,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		19,080	19,535
(Private Debt Fund)

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		611	850
(Business Services)	Common Stock (27,500 shares)		—	—

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	973
(Business Services)	Common Stock (2,750 shares)		—	—
	Guaranty ($2,401)

Aviation Properties Corporation	Common Stock (100 shares)		65	—
(Business Services)	Guaranty ($1,000)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	2,473
(Consumer Products)	Common Stock (148,838 shares)		3,847	—

Business Loan Express, LLC (Financial Services)	Class A Equity Interests(25.0% — See Note 3)(6)	95,822	95,822	95,822
	Class B Equity Interests		119,436	40,888
	Class C Equity Interests		109,301	—
	Guaranty ($252,007 — See Note 3)
	Standby Letters of Credit ($19,000 — See Note 3)

Calder Capital Partners, LLC(5)	Senior Loan (8.5%, Due 5/09)(6)	2,218	2,218	2,218
(Financial Services)	Equity Interests		2,235	347

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 10/08)	6,575	6,575	6,575
(Financial Services)	Common Stock (100 shares)		2,067	42,640

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	35,054	34,914	34,914
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,977	5,977
	Common Stock (884,880 shares)		16,648	23,018

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	40,602	40,452	40,452
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	41,034

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	37,676	37,515	37,515
(Financial Services)	Common Stock (2,097,234 shares)		19,250	6,923

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	72,668	72,475	72,475
(Financial Services)	Preferred Stock (10,964 shares)		10,276	18,454
	Common Stock (14,735 shares)		14,819	47,022

ForeSite Towers, LLC	Equity Interest		—	881
(Tower Leasing)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Global Communications, LLC	Senior Loan (10.7%, Due 9/02 – 11/07)(6)	$15,957	$15,957	$7,576
(Business Services)	Subordinated Debt (17.0%, Due 12/03 – 9/05)(6)	11,339	11,336	—
	Preferred Equity Interest		14,067	—
	Options		1,639	—

Gordian Group, Inc.	Senior Loan (10.0%, Due 12/08)(6)	2,625	2,625	—
(Business Services)	Common Stock (1,000 shares)		6,942	—

Hot Stuff Foods, LLC	Senior Loan (8.6%, Due 2/11-2/12)	49,550	49,351	49,351
(Consumer Products)	Subordinated Debt (13.8%, Due 8/12 – 2/13)	61,532	61,301	42,191
	Subordinated Debt (16.0%, Due 2/13)(6)	20,841	20,750	—
	Common Stock (1,147,453 shares)		56,187	—

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	59,401	59,149	59,149
(Retail)	Common Stock (415,328 shares)		41,533	44,262

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	320
(Business Services)

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	44,257	44,129	44,804
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	16,626
	Preferred Stock (25,000 shares)		25,000	1,845
	Common Stock (620,000 shares)		6,325	—

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	1,575	1,575	1,575
(Industrial Products)

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	3,843	3,843	3,843
(Financial Services)	Equity Interests		4,261	1,271

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	748	748	748
(Business Services)	Equity Interest		1,809	1,585

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,633	30,633
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	39,937	39,651	39,651
	Common Stock (648,661 shares)		643	4,961

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	19,433	19,342	19,342
(Consumer Products)	Equity Interests		18,767	19,602

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	39,038	38,880	38,880
(Business Services)	Equity Interests		21,128	28,795

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/07)(6)	1,350	1,350	1,350
(Consumer Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance		(unaudited)
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	$28,262	$28,165	$28,165
(Business Services)	Common Stock (63,888 shares)		13,662	26,355

Staffing Partners Holding
Company, Inc.	Subordinated Debt (13.5%, Due 1/07)(6)	541	541	544
(Business Services)

Startec Equity, LLC	Equity Interests		230	440
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan (9.0%, Due 9/08 – 8/11)(6)	39,692	36,052	36,673
(Retail)	Preferred Stock (961 Shares)		950	—
	Common Stock (10,000 Shares)		50	—

Triview Investments, Inc.(8)	Senior Loan (10.0%, Due 12/07)	433	433	433
(Broadcasting & Cable/Business	Subordinated Debt (12.9%, Due 1/10 – 6/17)	42,784	42,590	42,590
Services/Consumer Products)	Subordinated Debt (12.5%, Due 11/07 – 3/08) (6)	1,400	1,400	1,534
	Common Stock (202 shares)		119,836	82,777
	Guaranty ($900)
	Standby Letter of Credit ($200)

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)	2,800	2,624	2,624
(Business Services)	Equity Interests		12,900	12,900
	Warrants		163	163

Total companies more than 25% owned			$1,571,149	$1,236,844

Companies 5% to 25% Owned

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	$154,642	$154,041	$154,041
(Business Services)	Equity Interests		—	11,000

Air Medical Group Holdings LLC	Senior Loan (7.9%, Due 3/11)	1,920	1,866	1,866
(Healthcare Services)	Equity Interests		3,470	10,800

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	719
(Business Services)	Common Stock (13,513 shares)		14	300

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,509	15,657

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC (5)	Equity Interests		5,873	5,607
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	24,707	24,636	24,636
(Industrial Products)	Common Stock(5,073 shares)		5,813	4,200

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,615	30,495	30,495
(Business Services)	Common Stock (40,000 shares)		4,000	7,400

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. has a cost basis of $164.3 million and holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a value of $6.9 million, Triax Holdings, LLC (Consumer Products) with a value of $62.2 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a value of $58.2 million.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CitiPostal, Inc. and Affiliates	Senior Loan (11.1%, Due 8/13-11/14)	$22,208	$22,115	$22,115
(Business Services)	Equity Interests		4,543	6,900

Creative Group, Inc.	Subordinated Debt (14.0%, Due 9/13)(6)	15,000	13,686	9,259
(Business Services)	Warrant		1,387	—

Drew Foam Companies, Inc.	Preferred Stock (722 shares)		722	396
(Business Services)	Common Stock (7,287 shares)		7	—

MedBridge Healthcare, LLC	Senior Loan (8.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	1,723
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,416	—

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)(6)	33,600	33,448	10,585
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,154	—
	Common Stock (20,934 shares)(12)		20,942	—
	Warrants(12)		—	—

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	19,850	19,748	19,748
(Business Services)	Equity Interests		2,000	942

PresAir LLC	Senior Loan (7.5%, Due 12/10)(6)	5,702	5,384	800
(Industrial Products)	Equity Interests		1,341	—

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	3,985	3,970	3,970
(Consumer Products)	Preferred Stock (500 shares)		500	1,017
	Common Stock (197 shares)		13	5,100
	Warrants		—	—

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	500	484	484
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	12,000	11,953	11,953
	Equity Interests		1,500	1,685

SGT India Private Limited(4)	Common Stock (109,524 shares)		4,098	2,625
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt (12.0%, Due 11/10)	14,500	13,702	13,702
(Healthcare Services)	Equity Interests		2,170	2,641

Universal Environmental Services, LLC	Equity Interests		1,810	—
(Business Services)

Total companies 5% to 25% owned			$434,164	$397,930

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$27,651	$27,547	$27,547
(Consumer Products)

AgData, L.P.	Senior Loan (10.3%, Due 7/12)	526	496	496
(Consumer Services)

Axium Healthcare Pharmacy, Inc.	Unitranche Debt (12.0%, Due 12/12)	10,950	10,877	10,877
(Healthcare Services)	Common Stock (26,500 shares)		2,650	1,100

Baird Capital Partners IV Limited Partnership(5) (Private Equity Fund)	Limited Partnership Interest		1,967	1,856

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	$110,030	$109,699	$109,699
(Business Services)	Common Stock (45,528,000 shares)(12)		45,528	60,376
	Warrants(12)		—	—
	Standby Letters of Credit ($7,986)

Broadcast Electronics, Inc.	Senior Loan (9.4%, Due 7/12)	4,925	4,897	4,897
(Business Services)

Bushnell, Inc.	Subordinated Debt (12.3%, Due 2/14)	41,325	39,685	39,685
(Consumer Products)

Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,935	18,988
(CDO/CLO)	Class D Notes (17.0%, Due 12/13)	9,400	9,467	9,494

Callidus Debt Partners
CLO Fund III, Ltd. (4)(10)	Preferred Shares (23,600,000 shares,
(CDO/CLO)	15.0%)(11)		21,980	20,702

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Income Notes (13.5%)(11)		12,373	10,758
(CDO/CLO)

Callidus Debt Partners
CLO Fund V, Ltd. (4)(10)	Income Notes (20.0%)(11)		13,988	14,649
(CDO/CLO)

Callidus Debt Partners
CLO Fund VI, Ltd.(4)(10)	Income Notes (19.8%)(11)		25,662	25,662
(CDO/CLO)

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (10.7%, Due 12/17)	17,000	17,000	16,401
(CDO/CLO)	Income Notes (8.7%)(11)		50,090	41,673

Callidus MAPS CLO Fund II, Ltd. (4)(10)	Income Notes (14.8%)(11)		18,061	18,061
(CDO/CLO)

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		997	2,382
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.0%, Due 6/11)	3,161	3,123	3,123
(Consumer Products)	Preferred Stock (400,000 Shares)		400	500

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,510	4,038
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		1,795	1,656
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		2,079	2,170
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

CK Franchising, Inc.	Senior Loan (11.0%, Due 7/12)	$30,150	$29,959	$29,959
(Consumer Services)	Subordinated Debt (15.0%, Due 7/17)	1,000	1,000	1,000
	Preferred Stock (1,486,004 shares)		1,486	1,486
	Common Stock (8,793,408 shares)		8,793	8,793

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	12,000	12,025	12,025
(Financial Services)	Preferred Stock (74,978 shares)		18,018	19,469
	Warrants		—	—

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 11/13)	34,878	34,800	34,800
(Education Services)

Compass Group Diversified Holdings, LLC(3)	Senior Loan (8.0%, Due 11/11)	2,000	1,896	1,896
(Financial Services)

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,363	18,290	18,290
(Industrial Products)

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	100,000	99,507	99,507
(Business Services)	Equity Interests		640	1,700

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		3,383	2,906
(Private Equity)

CSAV, Inc.	Subordinated Debt (11.7%, Due 6/13)	37,500	37,500	37,500
(Business Services)

Diversified Mercury
Communications, LLC	Senior Loan (9.0%, Due 3/13)	233	217	217
(Business Services)

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	17,677	17,586	17,586
(Business Services)	Convertible Subordinated Debt
	(10.0%, Due 2/16)	4,017	4,003	4,100

Distant Lands Trading Co.	Senior Loan (10.3%, Due 11/11)	10,000	9,963	9,963
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	42,375	42,216	42,216
	Common Stock (4,000 shares)		4,000	2,652

Driven Brands, Inc.	Senior Loan (8.9%, Due 6/11)	36,070	35,942	35,942
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,736	82,736
(Consumer Services)	Common Stock (11,675,331 shares)(12)		29,455	17,977
	Warrants(12)		—	—

Dynamic India Fund IV (4)(5)	Equity Interests		6,050	6,215
(Private Equity Fund)

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	127,000	126,440	126,440
(Business Services)	Common Stock (73,540 shares)(12)		73,540	42,884
	Warrants(12)		—	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		6,899	2,615
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Elexis Beta GmbH(4)	Options		$426	$50
(Industrial Products)

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.4%, Due 3/11)	$8,000	7,978	7,978
(Consumer Products)

FCP-BHI Holdings, LLC	Subordinated Debt (12.8%, Due 9/13)	24,000	23,882	23,882
d/b/a Bojangles’	Equity Interests		1,000	1,000
(Consumer Products)

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		3,294	3,294
(Private Equity Fund)

Frozen Specialties, Inc.	Warrants		435	230
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	20,500	20,500	20,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	7,347	7,167	7,167
(Energy Services)	Warrants		2,350	3,000

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,808	6,970
(Private Equity Fund)

Havco Wood Products LLC	Senior Loan (9.9%, Due 8/11)	1,150	1,134	1,134
(Industrial Products)	Unitranche Debt (11.5%, Due 8/11)	7,600	6,740	6,740
	Equity Interests		1,055	3,200

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)	1,927	1,927	1,927
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (8.0%, Due 7/08)(6)	500	500	133
(Business Services)

Higginbotham Insurance Agency, Inc.	Senior Loan (7.9%, Due 8/12)	15,196	15,099	15,099
(Business Services)	Subordinated Debt (13.6%, Due 8/13 – 8/14)	46,855	46,626	46,626
	Common Stock (28,277 shares)(12)		26,522	26,522
	Warrant(12)		—	—

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,450	44,450
(Consumer Products)

The Homax Group, Inc.	Senior Loan (9.1%, Due 10/12)	11,027	11,027	11,027
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,225	13,225
	Preferred Stock (89 shares)		89	74
	Common Stock (28 shares)		6	—
	Warrants		1,106	909

Ideal Snacks Corporation	Senior Loan (9.5%, Due 6/10)	35	35	35
(Consumer Products)

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	12,434	12,331	12,331
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	24,447	24,354	24,354
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Jones Stephens Corporation	Senior Loan (8.9%, Due 9/12)	$5,558	$5,545	$5,545
(Consumer Products)

K2 Advisors Subsidiary Holdings, LLC	Senior Loan (8.7%, Due 4/13)	9,836	9,836	9,836
(Business Services)

Kodiak Fund LP(5)	Equity Interests		9,423	2,853
(Private Equity Fund)

Line-X, Inc.	Senior Loan (12.0%, Due 8/11)	1,100	1,084	1,084
(Consumer Products)	Unitranche Debt (12.0% Due 8/11)	48,355	48,185	48,185
	Standby Letter of Credit ($1,500)

MedAssets, Inc.	Preferred Stock (227,865 shares)		2,049	3,845
(Business Services)	Common Stock (50,000 shares)		—	100

Mid-Atlantic Venture Fund IV, L.P. (5)	Limited Partnership Interest		6,975	2,861
(Private Equity Fund)

NetShape Technologies, Inc.	Senior Loan (8.9%, Due 2/13)	5,661	5,630	5,630
(Industrial Products)

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	20,805	20,913	20,913
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	13,242	13,304	14,959

Norwesco, Inc.	Subordinated Debt (12.6%, Due 1/12 – 7/12)	82,812	82,546	82,546
(Industrial Products)	Common Stock (559,603 shares)(12)		38,313	118,118
	Warrants(12)		—	—

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,910	1,983
(Private Equity Fund)

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	1,000
(Business Services)

Odyssey Investment Partners Fund III, LP(5)	Limited Partnership Interest		1,542	2,162
(Private Equity Fund)

Passport Health
Communications, Inc.	Preferred Stock (651,381 shares)		2,000	2,398
(Healthcare Services)	Common Stock (19,680 shares)		48	48

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	—
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—
(Business Services)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	$61,750	$61,489	$61,489
(Industrial Products)	Equity Interests		2,500	3,100

Pro Mach, Inc.	Subordinated Debt (13.0%, Due 6/12)	14,525	14,466	14,466
(Industrial Products)	Equity Interests		1,500	1,600

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	26,215	25,995	25,995
(Business Services)	Guaranty ($600)

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	29,001	28,739	28,739
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	2,100
	Standby Letters of Credit ($2,540)

SBBUT, LLC	Equity Interests		—	—
(Consumer Products)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,980	4,980
(Industrial Products)	Equity Interests		313	337

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		2,317	2,317
(Private Equity Fund)

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,364	2,928
(Private Equity Fund)

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		2,750	2,409
(Private Equity Fund)

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	51,000	50,799	50,799
(Business Services)

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,268	30,268
(Industrial Products)

Summit Energy Services, Inc.	Senior Loan (10.4%, Due 8/13)	60,000	59,824	59,824
(Business Services)	Common Stock (89,406 shares)		2,000	2,000

Tappan Wire and Cable Inc.	Senior Loan (15.0%, Due 8/14)	24,100	23,970	23,970
(Business Services)	Common Stock (15,000 shares)(12)		2,250	2,250
	Warrant(12)		—	—

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	96,041	95,672	95,672
(Consumer Products)	Equity Interests		2,483	3,003

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/09)	9,136	8,668	8,668
(Business Services)

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	23,955	23,746	23,746
(Consumer Products)	Equity Interests		1,198	1,016

Trover Solutions, Inc.	Senior Loan (11.3%, Due 5/12 – 11/12)	77,000	76,725	76,725
(Business Services)

Universal Air Filter Company	Senior Loan (12.0%, Due 11/12)	14,875	14,810	14,810
(Industrial Products)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		September 30, 2007

Private Finance
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		$4,727	$6,148
(Private Equity Fund)

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	54
(Business Services)

Venturehouse Group, LLC(5)	Equity Interest		—	1,381
(Private Equity Fund)

VICORP Restaurants, Inc.	Warrants		33	—
(Retail)

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	358
(Private Equity Fund)

WMA Equity Corporation and Affiliates	Subordinated Debt (13.6%, Due 4/13)	$125,000	123,971	123,971
d/b/a Wear Me Apparel	Subordinated Debt (9.0%, Due 4/14)(6)	13,033	13,033	13,033
(Consumer Products)	Common Stock (100 shares)		46,046	14,428

Webster Capital II, L.P.(5)	Limited Partnership Interest		538	538
(Private Equity Fund)

Woodstream Corporation	Subordinated Debt (12.0%,
(Consumer Products)	Due 2/15)	90,000	89,560	89,560
	Common Stock (7,500 shares)		7,500	7,500
	Warrants		—	—

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,916	44,734	44,734
(Business Services)	Common Stock (15,000 shares)		1,500	2,000

Other companies	Other debt investments(6)	6,516	6,516	6,511
	Other equity investments		8	—

Total companies less than 5% owned			$2,601,101	$2,572,354

Total private finance (151 portfolio investments)			$4,606,414	$4,207,128

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			September 30, 2007

	Interest	Number of	(unaudited)
	Rate Ranges	Loans	Cost	Value

Commercial Mortgage Loans
	Up to 6.99%	3	$20,388	$19,838
	7.00%–8.99%	8	21,623	21,623
	9.00%–10.99%	3	8,371	8,371
	11.00%–12.99%	1	10,453	10,453
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		17	$64,805	$64,255

Real Estate Owned			$15,568	$21,979

Equity Interests(2) — Companies more than 25% owned			$15,742	$33,505
Guarantees ($6,871)
Standby Letter of Credit ($1,295)

Total commercial real estate finance			$96,115	$119,739

Total portfolio			$4,702,529	$4,326,867

	Yield	Cost	Value

Liquidity Portfolio(14)
American Beacon Money Market Select FD Fund	5.4%	$126,410	$126,410
American Beacon Money Market Fund	5.2%	40,102	40,102
SEI Daily Income Tr Prime Obligation Fund	5.2%	34,151	34,151

Total liquidity portfolio		$200,663	$200,663

Other Investments in Money Market Securities(14)
Columbia Treasury Reserves Money Market Fund	5.3%	$90,406	$90,406

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Bantek West, Inc.	Subordinated Debt (11.6%, Due 1/11)(6)	$30,000	$30,000	$21,463
(Business Services)

Benchmark Medical, Inc.	Warrants		18	—
(Healthcare Services)

BenefitMall, Inc.	Unitranche Debt (13.3%, Due 8/12)	110,030	109,648	109,648
(Business Services)	Common Stock (45,528,000 shares)(11)		45,528	43,578
	Warrants(11)		—	—
	Standby Letters of Credit ($9,981)

Breeze-Eastern Corporation(3)	Senior Loan (10.1%, Due 5/11)	10,000	10,000	10,000
(Industrial Products)

Broadcast Electronics, Inc.	Senior Loan (9.1%, Due 7/12)	4,963	4,930	4,930
(Business Services)

C&K Market, Inc.	Subordinated Debt (14.0%, Due 12/08)	27,819	27,738	27,738
(Retail)

Callidus Debt Partners
CDO Fund I, Ltd. (4)(9)	Class C Notes (12.9%, Due 12/13)	18,800	18,951	18,951
(CDO/CLO)	Class D Notes (17.0%, Due 12/13)	9,400	9,476	9,476

Callidus Debt Partners
CLO Fund III, Ltd.(4)(9) (CDO/CLO)	Preferred Shares (23,600,000 shares, 12.7%) (12)		23,285	23,010

Callidus Debt Partners
CLO Fund IV, Ltd. (4)(9)	Income Notes (13.8%)(12)		12,986	12,986
(CDO/CLO)

Callidus Debt Partners
CLO Fund V, Ltd.(4)(9)	Income Notes (15.8%)(12)		13,769	13,769
(CDO/CLO)

Callidus MAPS CLO Fund I LLC(9)	Class E Notes (10.9%, Due 12/17)	17,000	17,000	17,155
(CDO/CLO)	Income Notes (15.9%)(12)		50,960	47,421

Camden Partners Strategic Fund II,
L.P.(5)	Limited Partnership Interest		2,141	2,873
(Private Equity Fund)

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (10.5%, Due 6/11)	14,000	13,900	13,900
(Consumer Products)	Preferred Stock (400,000 Shares)		400	400

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,306	3,412
(Private Equity Fund)

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		531	531
(Private Equity Fund)

Centre Capital Investors IV, LP(5)	Limited Partnership Interest		1,991	1,889
(Private Equity Fund)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(12)	Represents the effective yield earned on these preferred equity investments. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Elexis Beta GmbH(4)	Options		$426	$50
(Industrial Products)

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.4%, Due 3/11)	$20,000	19,931	19,931
(Consumer Products)

Frozen Specialties, Inc.	Warrants		435	320
(Consumer Products)

Garden Ridge Corporation (Retail)	Subordinated Debt (7.0%, Due 5/12)(6)	22,500	22,500	22,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	23,945	22,481	22,481
(Energy Services)	Warrants		2,350	1,900

Ginsey Industries, Inc.	Subordinated Debt (12.5%, Due 3/07)	2,743	2,743	2,743
(Consumer Products)

Grant Broadcasting Systems II	Subordinated Debt (5.0%, Due 6/11)	3,005	3,005	3,005
(Broadcasting & Cable)

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,223	6,088
(Private Equity Fund)

Havco Wood Products LLC	Unitranche Debt (11.1%, Due 8/11)	19,654	18,615	18,615
(Industrial Products)	Equity Interests		1,049	3,000

Haven Eldercare of New England, LLC (10)	Subordinated Debt (12.0%, Due 8/09)	2,827	2,827	2,827
(Healthcare Services)

Haven Healthcare Management, LLC(10)	Subordinated Debt (18.0%, Due 4/07)	140	140	140
(Healthcare Services)

HealthASPex Services Inc.	Senior Loan (4.0%, Due 7/08)	500	500	500
(Business Services)

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,427	44,427
(Consumer Products)

The Homax Group, Inc.	Senior Loan (9.2%, Due 10/12)	12,485	12,485	12,485
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,171	13,171
	Preferred Stock (89 shares)		89	89
	Common Stock (28 shares)		6	6
	Warrants		1,106	1,106

Hot Stuff Foods, LLC	Senior Loan (8.9%, Due 2/11-2/12)	48,580	48,351	48,351
(Consumer Products)	Subordinated Debt (13.7%, Due 8/12 – 2/13)	60,606	60,353	60,353
	Subordinated Debt (16.0%, Due 2/13)(6)	20,841	20,749	8,460
	Common Stock (1,122,452 shares)(11)		56,186	—
	Warrants(11)		—	—

Ideal Snacks Corporation	Senior Loan (9.0%, Due 6/10)	5,850	5,815	5,815
(Consumer Products)

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	29,500	29,314	29,314
(Business Services)

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	21,986	21,914	21,914
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Haven Eldercare of New England, LLC and Haven Healthcare Management, LLC are affiliated companies.
(11)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

		December 31, 2006
Private Finance
Portfolio Company
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		$1,329	$458
(Private Equity Fund)

Wear Me Apparel Corporation	Subordinated Debt (15.0%, Due 12/10)	$40,000	39,407	39,407
(Consumer Products)	Warrants		1,219	5,120

Wilton Industries, Inc.	Subordinated Debt (16.0%, Due 6/08)	2,400	2,400	2,400
(Consumer Products)

Woodstream Corporation	Subordinated Debt (13.5%, Due 11/12 – 5/13)	53,114	52,989	52,989
(Consumer Products)	Common Stock (180 shares)		673	3,885
	Warrants		—	2,815

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	44,249	44,045	44,045
(Business Services)	Common Stock (15,000 shares)		1,500	1,500

Other companies	Other debt investments(6)	223	223	218
	Other equity investments		8	—

Total companies less than 5% owned			$2,479,981	$2,437,908

Total private finance (145 portfolio investments)			$4,497,363	$4,377,901

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
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
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
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
      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and changes in net assets and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the operating results to be expected for the full year.
      The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company or where the Company controls the portfolio company’s board of directors and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources, including investments in money market and other securities, are included in the companies less than 5% owned category on the consolidated statement of operations.
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

Loans and Debt Securities
      The Company’s loans and debt securities generally do not trade. The Company typically exits its loans and debt securities upon the sale or recapitalization of the portfolio company. Therefore, the Company generally determines the enterprise value of the portfolio company and then allocates that value to the loans and debt securities in order of the legal priority of contractual obligations, with the remaining value, if any, going to the portfolio company’s outstanding equity securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than the Company’s cost basis if the amount that would be repaid on the loan or debt security upon the sale or recapitalization of the portfolio company is greater than the Company’s cost basis.
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
      The Company recognizes interest income on the preferred shares/income notes using the effective interest method, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred share/income notes from the date the estimated yield was changed. CDO and CLO bonds have stated interest rates.

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

Stock Compensation Plans
      The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (the “SFAS 123R”). The SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under the SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the consolidated statement of operations. The stock option expense for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions, except per share amounts)
Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$1.7	$3.2	$8.2	$9.9
Options granted on or after January 1, 2006	2.2	0.4	8.9	2.0

Total options granted	3.9	3.6	17.1	11.9
Options cancelled in connection with tender offer (see Note 9)	14.4	—	14.4	—

Total employee stock option expense	$18.3	$3.6	$31.5	$11.9

Per basic share	$0.12	$0.03	$0.21	$0.08
Per diluted share	$0.12	$0.02	$0.20	$0.08

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
      Options Granted. In addition to the employee stock option expense for options granted, for both the nine months ended September 30, 2007 and 2006, administrative expense included $0.2 million of expense related to options granted to directors during each respective period. Options were granted to non-officer directors in the second quarters of 2007 and 2006. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      The stock option expense for options granted shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2007 and 2006:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.6%	4.7%	4.6%	4.8%
Expected volatility	24.4%	26.8%	26.4%	29.1%
Dividend yield	8.9%	9.0%	8.9%	9.0%
Weighted average fair value per option	$2.51	$3.12	$2.96	$3.47
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
      To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense under SFAS 123R that will be recorded in the Company’s statement of operations, excluding the expense related to the options cancelled in connection with the tender offer, will be approximately $21.0 million, $9.5 million, and $2.8 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $10.9 million, $6.6 million, and $2.8 million, respectively, related to options granted since adoption of SFAS 123R (January 1, 2006). This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of September 30, 2007, is expected to be recognized over an estimated weighted-average period of 1.2 years.
      Options Cancelled in Connection with Tender Offer. As discussed in Note 9, the Company completed a tender offer in July 2007, whereby the Company accepted for cancellation 10.3 million vested options held by employees and non-officer directors of the Company in exchange for an option cancellation payment (“OCP”). The OCP was equal to the “in-the-money” value of the stock

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Summary of Significant Accounting Policies, continued
options cancelled, determined using the Weighted Average Market Price of $31.75, and was paid one-half in cash and one-half in unregistered shares of the Company’s common stock. In accordance with the terms of the tender offer, the Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Because the Weighted Average Market Price at the commencement of the tender offer on June 20, 2007, was higher than the market price of the Company’s common stock at the close of the offer on July 18, 2007, SFAS 123R required the Company to record employee-related stock option expense of $14.4 million and administrative expense related to stock options cancelled that were held by non-officer directors of $0.4 million. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on the Company’s net asset value. The portion of the OCP paid in cash of $52.8 million reduced the Company’s additional paid-in capital and therefore reduced the Company’s net asset value. For income tax purposes, the Company’s tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction for the Company resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Code for persons subject to Section 162(m).

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
      The consolidated financial statements include portfolio investments at value of $4.3 billion and $4.5 billion at September 30, 2007, and December 31, 2006, respectively. At September 30, 2007, and December 31, 2006, 89% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values had been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its consolidated financial position and results of operations.
      In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its consolidated financial position and results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio

Private Finance
      At September 30, 2007, and December 31, 2006, the private finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$523.9	$481.6	9.3%	$450.0	$405.2	8.4%
Unitranche debt(2)	698.1	698.1	11.5%	800.0	799.2	11.2%
Subordinated debt	2,052.7	1,927.1	12.6%	2,038.3	1,980.8	12.9%

Total loans and debt securities(3)	3,274.7	3,106.8	11.8%	3,288.3	3,185.2	11.9%
Equity securities:
Preferred shares/income notes of CLOs (4)	142.2	131.5	15.1%	101.1	97.2	15.5%
Other equity securities	1,189.5	968.8		1,108.0	1,095.5

Total equity securities	1,331.7	1,100.3		1,209.1	1,192.7

Total	$4,606.4	$4,207.1		$4,497.4	$4,377.9

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At September 30, 2007, and December 31, 2006, the cost and value of subordinated debt included the Class A equity interests in BLX and the guaranteed dividend yield on these equity interests, to the extent it was accrued, was included in interest income. During the fourth quarter of 2006, the Class A equity interests were placed on non-accrual status. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) total preferred shares/income notes of CLOs at value. The weighted average yields are computed as of the balance sheet date. The yield on the CLO assets represents the yield used for recording interest income. The market yield used in the valuation of the CLO assets may be different than the interest yields.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms.

(3)	The total principal balance outstanding on loans and debt securities was $3,298.5 million and $3,322.3 million at September 30, 2007, and December 31, 2006, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $23.8 million and $34.0 million at September 30, 2007, and December 31, 2006, respectively.

(4)	Investments in the preferred shares/income notes of CLOs earn a current return that is included in interest income in the accompanying consolidated statement of operations.
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
      At September 30, 2007, and December 31, 2006, 89% and 86%, respectively, of the private finance loans and debt securities had a fixed rate of interest and 11% and 14%, respectively, had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and may require payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest is generally paid to the Company quarterly.
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
      Business Loan Express, LLC. BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional loans, loans under the Small Business Administration’s 7(a) Guaranteed Loan Program, and small commercial real estate loans. BLX is headquartered in New York, NY.
      The Company’s investment in BLX totaled $324.6 million at cost and $136.7 million at value, which included unrealized depreciation of $187.9 million, at September 30, 2007, and $295.3 million at cost and $210.7 million at value, which included unrealized depreciation of $84.6 million, at December 31, 2006. In the first half of 2007, the Company increased its investment in BLX by $29.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. The Company plans to purchase these interests from him in conjunction with a restructuring of BLX’s operations. The purpose of these additional investments was to fund payments to the SBA in the first quarter of 2007 discussed below and to provide additional equity capital to BLX.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Total interest and related portfolio income earned from the Company’s investment in BLX for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$4.1	$—	$11.9
Fees and other income	1.3	2.0	4.1	6.3

Total interest and related portfolio income	$1.3	$6.1	$4.1	$18.2

      Interest and dividend income from BLX for the three and nine months ended September 30, 2006, included interest income of $2.0 million and $5.7 million, respectively, which was paid in kind. The interest paid in kind was paid to the Company through the issuance of additional Class A equity interests. In the fourth quarter of 2006, the Company placed its investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in BLX for the three or nine months ended September 30, 2007.
      In consideration for providing a guaranty on BLX’s revolving credit facility and standby letters of credit (discussed below), the Company earned fees of $1.3 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2006, respectively, which were included in fees and other income. As of September 30, 2007, BLX had not yet paid the $4.1 million in such fees earned by the Company in 2007 and, as a result, such fees were included as a receivable in other assets. The remaining fees and other income in 2006 relate to management fees from BLX. The Company has not charged BLX management fees in 2007.
      Net change in unrealized appreciation or depreciation included a net decrease of $84.1 million and $103.2 million for the three and nine months ended September 30, 2007, respectively. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2006, included a net decrease of $34.3 million and $67.9 million, respectively, on the Company’s investment in BLX.
      BLX is a national, non-bank lender that currently participates in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleged that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. The Company understands that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. On October 1, 2007, the former BLX employee pled guilty to one count of conspiracy to fraudulently originate SBA-guaranteed loans and one count of making a false statement before a grand jury. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
various jurisdictions. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan (B&I) program. These investigations, audits and reviews are ongoing.
      These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect the Company’s financial results. The Company has considered BLX’s current regulatory issues and ongoing investigations and litigation in performing the valuation of BLX at September 30, 2007. The Company is monitoring the situation.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, in October 2007, BLX received a notice from the SBA that outlines certain conditions to the SBA’s authorization for BLX to securitize the unguaranteed portions of SBA loans.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and the current extension expires on December 31, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility. If the current facility were to expire without renewal, the warehouse facility notes would become due and payable, and substantially all collections on the unguaranteed interests that currently are in the warehouse facility would be applied to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In this event, the warehouse providers would not have recourse to BLX for repayment of the warehouse facility notes. In addition, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility. In the event that BLX is unable to meet the SBA’s conditions for securitization of the unguaranteed portions of SBA loans discussed above or if the warehouse providers do not agree to an extension of the warehouse facility,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
BLX will be required to seek alternative sources of capital to finance SBA loan originations and could incur higher capital costs.
      At September 30, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third-party lenders that matures in March 2009. The revolving credit facility may be expanded to $600.0 million through new or additional commitments at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. Upon the closing of this revolving credit facility in January 2006, the Company agreed to provide an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. On September 27, 2007, the Company increased the guaranty amount to 60% of the total obligations in connection with an amendment to and waivers under the facility as discussed below. At September 30, 2007, the principal amount outstanding on the revolving credit facility was $322.5 million and letters of credit issued under the facility were $89.5 million. The total obligation guaranteed by the Company at September 30, 2007, was $249.0 million. At September 30, 2007, the Company had also provided four standby letters of credit totaling $19.0 million in connection with four term securitization transactions completed by BLX.
      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes the occurrence of certain defaults under the Company’s revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. In September 2007, BLX received waivers until January 31, 2008, from its lenders with respect to non-compliance with certain facility covenants, and amended certain facility covenants through January 31, 2008. In addition, BLX previously received waivers from its lenders with respect to certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. BLX’s agreement with the SBA has reduced BLX’s liquidity due to the working capital required to comply with the agreement. BLX is in negotiations with its lenders to amend the credit facility covenants, but there can be no assurance that such negotiations will be successful. If the credit facility lenders do not agree to amend the covenants or to waive compliance with the covenants in periods subsequent to January 31, 2008, BLX would be in default under the credit facility.
      On or about January 16, 2007, BLX and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. On April 9, 2007, BLX, BLC and the other defendants filed motions to dismiss the complaint in its entirety. The motions are pending.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      At December 31, 2006, the Company held all of BLX’s Class A and Class B equity interests, and 94.9% of the Class C equity interests. At September 30, 2007, the Company held 97.1% of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests. BLX has an equity appreciation rights plan for management that may dilute the value available to the Class C equity interest holders. As a limited liability company, BLX’s taxable income flows through directly to its members. BLX’s annual taxable income generally differs from its book income for the fiscal year due to temporary and permanent differences in the recognition of income and expenses. BLX’s taxable income is first allocated to the Class A equity interests to the extent that guaranteed dividends are paid in cash or in kind on such interests, with the remainder being allocated to the Class B and C equity interests.
      At the time of the corporate reorganization of BLX, Inc. from a C corporation to a limited liability company in 2003, for tax purposes BLX had a “built-in gain” representing the aggregate fair market value of its assets in excess of the tax basis of its assets. As a RIC, the Company will be subject to special built-in gain rules on the assets of BLX. Under these rules, taxes will be payable by the Company at the time and to the extent that the built-in gains on BLX’s assets at the date of reorganization are recognized in a taxable disposition of such assets in the 10-year period following the date of the reorganization. At such time, the built-in gains realized upon the disposition of these assets will be included in the Company’s taxable income, net of the corporate level taxes paid by the Company on the built-in gains. At the date of BLX’s reorganization, the Company estimated that its future tax liability resulting from the built-in gains may total up to a maximum of $40 million. However, if these assets are disposed of after the 10-year period, there will be no corporate level taxes on these built-in gains. While the Company has no obligation to pay the built-in gains tax until these assets or its interests in BLX are disposed of in the future, it may be necessary to record a liability for these taxes, if any, in the future should the Company intend to sell the assets of or its interests in BLX within the 10-year period. At September 30, 2007, and December 31, 2006, the Company considered the impact on the fair value of its investment in BLX due to BLX’s tax attributes as an LLC and has also considered the impact on the fair value of its investment due to estimated built-in gain taxes, if any, in determining the fair value of its investment in BLX.
      Mercury Air Centers, Inc. In April 2004, the Company completed the purchase of a majority ownership in Mercury Air Centers, Inc. (“Mercury”).
      At December 31, 2006, the Company’s investment in Mercury totaled $84.3 million at cost and $244.2 million at value, which included unrealized appreciation of $159.9 million.
      In August 2007, the Company completed the sale of its majority equity interest in Mercury and realized a gain of $259.5 million, subject to post-closing adjustments. Approximately $11 million of the Company’s proceeds from the sale of its equity is subject to certain holdback provisions. In addition, the Company was repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.
      Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Total interest and related portfolio income earned from the Company’s investment in Mercury for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Interest income	$1.0	$2.0	$5.1	$7.3
Fees and other income	—	0.1	0.2	0.4

Total interest and related portfolio income	$1.0	$2.1	$5.3	$7.7

      Net change in unrealized appreciation or depreciation for the three months ended September 30, 2007, included the reversal of $234.8 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Mercury. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2007, included an increase in unrealized appreciation totaling $74.9 million for the first half of 2007 and the reversal of $234.8 million associated with the sale of the Company’s majority equity interest in the third quarter of 2007. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2006, included an increase in unrealized appreciation of $59.8 million and $64.1 million, respectively, related to the Company’s investment in Mercury.
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
      On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding and realized a gain at closing on its equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, the Company realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. The Company’s realized gain was $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments and excluding any earn-out amounts. In addition, the Company was entitled to receive additional consideration through an earn-out payment based on Advantage’s 2006 audited results. The earn-out payment totaled $3.1 million, subject to potential post-determination adjustments, and was recorded as a realized gain in the second quarter of 2007.
      As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At September 30, 2007, the amount of the escrow included in other assets in the accompanying consolidated balance sheet was approximately $25 million.
      Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest for the nine months ended September 30, 2006, was $14.1 million. Net change in unrealized appreciation or depreciation for the nine months ended

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
September 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage in the first quarter of 2006.
      In connection with the sale transaction, the Company retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which reduced the Company’s cost basis to zero and resulted in a realized gain of $4.8 million.
      The Company’s investment in Advantage, which was composed of subordinated debt and a minority equity interest, totaled $154.0 million at cost and $165.0 million at value at September 30, 2007, and $151.6 million at cost and $162.6 million at value at December 31, 2006. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.
      Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”). At September 30, 2007, and December 31, 2006, the Company owned bonds and preferred shares/income notes in CLOs and a CDO as follows:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.5	14.2%	$28.4	$28.4	14.3%
Callidus MAPS CLO Fund I LLC	17.0	16.4	11.1%	17.0	17.2	10.8%

Total bonds	45.4	44.9	13.1%	45.4	45.6	12.9%
Preferred Shares/ Income Notes(3):
Callidus Debt Partners CLO Fund III, Ltd.	22.0	20.7	15.9%	23.3	23.0	12.8%
Callidus Debt Partners CLO Fund IV, Ltd.	12.4	10.8	15.6%	13.0	13.0	13.8%
Callidus Debt Partners CLO Fund V, Ltd.	14.0	14.6	19.1%	13.8	13.8	15.8%
Callidus MAPS CLO Fund I LLC	50.1	41.7	10.4%	51.0	47.4	17.1%
Callidus MAPS CLO Fund II, Ltd.	18.0	18.0	14.8%	—	—	—
Callidus Debt Partners CLO Fund VI, Ltd.	25.7	25.7	19.8%	—	—	—

Total preferred shares/ income notes	142.2	131.5	15.1%	101.1	97.2	15.5%

Total	$187.6	$176.4		$146.5	$142.8

(1)	The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations. The weighted average yield is calculated as the (a) annual stated interest on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.

(3)	These securities are included in private finance equity securities.
     The initial yields on the cost basis of the CLO preferred shares and income notes are based on the estimated future cash flows from the underlying collateral assets expected to be paid to these CLO classes. As each CLO preferred share or income note ages, the estimated future cash flows are updated based on the estimated performance of the underlying collateral assets, and the respective yield on the cost basis is adjusted as necessary. As future cash flows are subject to uncertainties and contingencies that are difficult to predict and are subject to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
future events that may alter current assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.
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
      At September 30, 2007, and December 31, 2006, the face value of the CLO and CDO bonds held by the Company were subordinate to approximately 82% to 84% and 82% to 85%, respectively, of the face value of the securities issued in these CLOs and CDO. At September 30, 2007, and December 31, 2006, the face value of the CLO preferred shares/income notes held by the Company were subordinate to approximately 86% to 94% and 86% to 92%, respectively, of the face value of the securities issued in these CLOs.
      At September 30, 2007, and December 31, 2006, the underlying collateral assets of these CLO and CDO investments, consisting primarily of senior debt, were issued by 486 issuers and 465 issuers, respectively, and had balances as follows:

	2007	2006
($ in millions)
Bonds	$273.3	$245.4
Syndicated loans	2,471.8	1,769.9
Cash(1)	33.1	59.5

Total underlying collateral assets	$2,778.2	$2,074.8

(1)	Includes undrawn liability amounts.
     At September 30, 2007, there was one defaulted obligor that was included in the underlying collateral assets of Callidus Debt Partners CLO Fund III, Ltd., Callidus Debt Partners CLO Fund IV, Ltd. and Callidus MAPS CLO Fund I LLC. At December 31, 2006, there was one defaulted obligor in the underlying collateral assets of Callidus MAPS CLO Fund I LLC. There were no other delinquencies in the underlying collateral assets in the other CLO and CDO issuances owned by the Company. At September 30, 2007, and December 31, 2006, the total face value of defaulted obligations was $6.4 million and $9.6 million, respectively, or approximately 0.2% and 0.5% of the total underlying collateral assets, respectively.
      Allied Capital Senior Debt Fund, L.P. The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (“the Fund”), a private fund that generally invests in senior, unitranche and second lien debt. The Company has committed $31.8 million to the Fund, which is a portfolio company, of which $19.1 million has been funded. At September 30, 2007, the Company’s investment in the Fund totaled $19.1 million at cost and $19.5 million at value. The Fund has closed on $125 million in equity capital commitments. As a special limited partner, the Company expects to earn an incentive allocation of 20% of the annual net income of the Fund, subject to certain

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
performance benchmarks. The value of the Company’s investment in the Fund is based on the net asset value of the Fund, which reflects the capital invested plus its allocation of the net earnings of the Fund, including the incentive allocation.
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
      In connection with the Fund’s formation in June 2007, the Company sold an initial portfolio of approximately $183 million of seasoned assets with a weighted average yield of 10.3% to a warehouse financing vehicle associated with the Fund. In the third quarter of 2007, the Company sold $14.8 million of seasoned assets with a weighted average yield of 8.6% to the warehouse financing vehicle. The Company may sell additional loans to the Fund or the warehouse financing vehicle. In addition, during the third quarter of 2007, the Company repurchased one asset totaling $12.0 million from the Fund, which the Company had sold to the Fund in June 2007.
      Loans and Debt Securities on Non-Accrual Status. At September 30, 2007, and December 31, 2006, private finance loans and debt securities at value not accruing interest were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status
Companies more than 25% owned	$51.6	$51.1
Companies 5% to 25% owned	13.1	4.0
Companies less than 5% owned	20.7	31.6
Loans and debt securities not in workout status
Companies more than 25% owned	116.2	87.1
Companies 5% to 25% owned	16.4	7.2
Companies less than 5% owned	13.0	38.9

Total	$231.0	$219.9

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Industry and Geographic Compositions. The industry and geographic compositions of the private finance portfolio at value at September 30, 2007, and December 31, 2006, were as follows:

	2007	2006

Industry
Business services	37%	39%
Consumer products	24	20
Industrial products	11	9
Financial services	10	9
Retail	5	6
Consumer services	4	6
CLO/CDO(1)	4	3
Healthcare services	2	3
Energy services	—	2
Other	3	3

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	36%	31%
Midwest	29	30
Southeast	19	18
West	14	17
Northeast	2	4

Total	100%	100%

(1)	These funds invest in senior debt representing a variety of industries and are managed by Callidus Capital, a portfolio company of Allied Capital.

(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance
      At September 30, 2007, and December 31, 2006, the commercial real estate finance portfolio consisted of the following:

	2007			2006

	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)
Commercial mortgage loans	$64.8	$64.2	6.4%	$72.6	$71.9	7.5%
Real estate owned	15.6	22.0		15.7	19.6
Equity interests	15.7	33.5		15.2	26.7

Total	$96.1	$119.7		$103.5	$118.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio, continued
      Commercial Mortgage Loans and Equity Interests. The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2007, and December 31, 2006, approximately 87% and 96%, respectively, of the Company’s commercial mortgage loan portfolio was composed of fixed rate loans and approximately 13% and 4%, respectively, was composed of adjustable rate loans. At September 30, 2007, and December 31, 2006, loans with a value of $19.1 million and $18.9 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.
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
      The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at September 30, 2007, and December 31, 2006, were as follows:

	2007	2006

Property Type
Hospitality	44%	45%
Office	21	20
Retail	19	19
Recreation	14	1
Housing	—	13
Other	2	2

Total	100%	100%

Geographic Region
Southeast	36%	36%
Mid-Atlantic	31	35
Midwest	25	21
Northeast	8	8
West	—	—

Total	100%	100%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt
      At September 30, 2007, and December 31, 2006, the Company had the following debt:

	2007			2006

			Annual			Annual
	Facility	Amount	Interest	Facility	Amount	Interest
	Amount	Drawn	Cost(1)	Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,042.4	$1,042.4	6.1%	$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%	650.0	650.0	6.6%

Total notes payable and debentures	1,922.4	1,922.4	6.4%	1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—% (2)	922.5	207.7	6.4% (2)

Total debt	$2,844.9	$1,922.4	6.6% (3)	$2,613.9	$1,899.1	6.5% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $4.1 million and $3.9 million at September 30, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At September 30, 2007, $859.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $63.5 million issued under the credit facility.
  Notes Payable and Debentures
      Privately Issued Unsecured Notes Payable. The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes require payment of interest only semi-annually, and all principal is due upon maturity. At September 30, 2007, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
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
      Publicly Issued Unsecured Notes Payable. At September 30, 2007, the Company had outstanding publicly issued unsecured notes as follows:

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
      Scheduled Maturities. Scheduled future maturities of notes payable at September 30, 2007, were as follows:

Year	Amount Maturing

($ in millions)
2007	$—
2008	153.0
2009	269.9
2010	408.0
2011	472.5
Thereafter	619.0

Total	$1,922.4

Revolving Line of Credit
      At September 30, 2007, and December 31, 2006, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At the Company’s option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period the Company selects) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America, N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $4.1 million and $3.9 million at September 30, 2007, and December 31, 2006, respectively.
      The revolving credit facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 16.66% of the committed facility or $153.7 million. The letter of credit fee is 1.05% per annum on letters of credit issued, which is payable quarterly.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Debt, continued
      The average debt outstanding on the revolving line of credit was $62.3 million and $137.3 million, respectively, for the nine months ended September 30, 2007 and 2006. The maximum amount borrowed under this facility and the weighted average stated interest rate for the nine months ended September 30, 2007 and 2006, were $225.5 million and 6.4%, respectively, and $540.3 million and 6.3%, respectively. At September 30, 2007, the amount available under the revolving line of credit was $859.0 million, net of amounts committed for standby letters of credit of $63.5 million issued under the credit facility.

Covenant Compliance
      The Company has various financial and operating covenants required by the privately issued unsecured notes payable and the revolving line of credit outstanding at September 30, 2007, and December 31, 2006. These covenants require the Company to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of September 30, 2007, and December 31, 2006, the Company was in compliance with these covenants.
      The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of September 30, 2007, and December 31, 2006, the Company was in compliance with these covenants.
Note 5. Guarantees and Commitments
      In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of September 30, 2007, and December 31, 2006, the Company had issued guarantees of debt, rental obligations, and lease obligations aggregating $263.9 million and $202.1 million, respectively, and had extended standby letters of credit aggregating $63.5 million and $41.0 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $327.4 million and $243.1 million at September 30, 2007, and December 31, 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Guarantees and Commitments, continued
      As of September 30, 2007, the guarantees and standby letters of credit expired as follows:

	Total	2007	2008	2009	2010	2011	After 2011
(in millions)
Guarantees	$263.9	$3.0	$3.0	$251.5	$—	$4.4	$2.0
Standby letters of credit(1)	63.5	—	63.5	—	—	—	—

Total(2)	$327.4	$3.0	$66.5	$251.5	$—	$4.4	$2.0

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in September 2008.

(2)	The Company’s most significant commitments relate to its investment in Business Loan Express, LLC (BLX), which commitments totaled $271.0 million at September 30, 2007. At September 30, 2007, the principal components of these guarantees included a guarantee of 60% of the outstanding total obligations on BLX’s revolving line of credit, which expires in March 2009, for a total guaranteed amount of $249.0 million and standby letters of credit totaling $19.0 million in connection with term securitizations completed by BLX. See Note 3.
     In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify or guaranty certain minimum fees to such parties under certain circumstances.
      At September 30, 2007, the Company had outstanding commitments to fund investments totaling $469.0 million, including $426.6 million related to private finance investments and $42.4 related to commercial real estate finance investments.
Note 6. Shareholders’ Equity
      Sales of common stock for the nine months ended September 30, 2007 and 2006, were as follows:

	2007	2006
(in millions)
Number of common shares	3,325	8,175

Gross proceeds	$97,256	$229,804
Less costs, including underwriting fees	(3,472)	(10,922)

Net proceeds	$93,784	$218,882

      The Company issued 0.5 million shares of common stock upon the exercise of stock options during both the nine months ended September 30, 2007 and 2006. In addition, in July 2007, the Company issued 1.7 million unregistered shares of common stock upon the cancellation of stock options pursuant to a tender offer. See Note 9.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Shareholders’ Equity, continued
      The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the nine months ended September 30, 2007 and 2006, the Company issued new shares in order to satisfy dividend reinvestment requests. Dividend reinvestment plan activity for the nine months ended September 30, 2007 and 2006, was as follows:

	For the Nine
	Months Ended
	September 30,

	2007	2006
(in millions, except per share amounts)
Shares issued	0.4	0.4
Average price per share	$30.05	$29.95
Note 7. Earnings Per Common Share
      Earnings per common share for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
(in millions, except per share amounts)
Net increase (decrease) in net assets resulting from operations	$(96.5)	$77.9	$125.8	$211.2

Weighted average common shares outstanding — basic	154.0	144.2	152.0	141.0
Dilutive options outstanding	1.3	2.9	2.7	3.0

Weighted average common shares outstanding — diluted	155.3	147.1	154.7	144.0

Basic earnings (loss) per common share	$(0.63)	$0.54	$0.83	$1.50

Diluted earnings (loss) per common share	$(0.62)	$0.53	$0.81	$1.47

Note 8. Employee Compensation Plans
      The Company has deferred compensation plans. Amounts deferred by participants under the deferred compensation plans are funded to a trust, which is managed by a third-party trustee. The accounts of the deferred compensation trust are consolidated with the Company’s accounts. The assets of the trust are classified as other assets and the liability to the plan participants is included in other liabilities in the accompanying financial statements. The deferred compensation plan accounts at September 30, 2007, and December 31, 2006, totaled $21.6 million and $18.6 million, respectively.
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
      The IPA is generally determined annually at the beginning of each year but may be adjusted throughout the year. The IPA is deposited in the trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the DCP II to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market. During the nine months ended September 30, 2007 and 2006, 0.3 million and 0.2 million shares were purchased in the DCP II, respectively.
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
      The IPA amounts are contributed into the DCP II trust and invested in the Company’s common stock. The accounts of the DCP II are consolidated with the Company’s accounts. The common stock is classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represents the amount owed to the employees, is included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust are not recognized. However, the liability is marked to market with a corresponding charge or credit to employee compensation expense. At September 30, 2007, and December 31, 2006, common stock held in DCP II was $37.1 million and $28.3 million, respectively, and the IPA liability was $38.9 million and $33.9 million, respectively. At September 30, 2007, and December 31, 2006, the DCP II held 1.3 million shares and 1.0 million shares, respectively, of the Company’s common stock.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Employee Compensation Plans, continued
      The IPA expense for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
IPA contributions	$2.4	$2.1	$7.4	$6.0
IPA mark to market expense (benefit)	(2.0)	1.2	(3.6)	0.6

Total IPA expense (benefit)	$0.4	$3.3	$3.8	$6.6

      The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended September 30, 2007 and 2006, the IPB expense was $2.6 million and $2.3 million, respectively. For the nine months ended September 30, 2007 and 2006, the IPB expense was $7.1 million and $5.9 million, respectively. The IPA and IPB expenses are included in employee expenses.
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
      On July 18, 2007, the Company completed a tender offer related to the Company’s offer to all optionees who held vested “in-the-money” stock options as of June 20, 2007, the opportunity to receive an option cancellation payment (“OCP”) equal to the “in-the-money” value of the stock options cancelled, determined using the Weighted Average Market Price of $31.75, which would be paid one-half in cash and one-half in unregistered shares of the Company’s common stock. The Company accepted for cancellation 10.3 million vested options, which in the aggregate had a weighted average exercise price of $21.50. This resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of 1.7 million unregistered shares of the Company’s common stock, determined

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Stock Option Plan, continued
using the Weighted Average Market Price of $31.75. The Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. See Note 2 — Stock Compensation Plans.
      At September 30, 2007, (subsequent to the completion of the tender offer) and December 31, 2006, the number of shares available to be granted under the Option Plan was 10.7 million and 1.6 million, respectively.
      Information with respect to options granted, exercised, cancelled in tender offer and forfeited under the Option Plan for the nine months ended September 30, 2007, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Remaining	Value at
	Shares	Share	Term (Years)	September 30, 2007(1)

(in millions, except per share amounts)
Options outstanding at January 1, 2007	23.2	$24.92
Granted	6.6	$29.52
Exercised	(0.5)	$25.19
Cancelled in tender offer(2)	(10.3)	$21.50
Forfeited	(0.5)	$28.94

Options outstanding at September 30, 2007	18.5	$28.36	6.82	$21.2

Exercisable at September 30, 2007(3)	11.8	$27.99	6.78	$17.5

Exercisable and expected to be exercisable at September 30, 2007(4)	18.0	$28.34	6.82	$20.9

(1)	Represents the difference between the market value of the options at September 30, 2007, and the cost for the option holders to exercise the options.
(2)	See description of the tender offer above.
(3)	Represents vested options.
(4)	The amount of options expected to be exercisable at September 30, 2007, is calculated based on an estimate of expected forfeitures.
     During the nine months ended September 30, 2006, 1.8 million options were granted, 0.5 million options were exercised and 0.3 million options were forfeited.
      The fair value of the shares vested during the nine months ended September 30, 2007 and 2006, was $21.6 million and $16.1 million, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2007 and 2006, was $2.6 million and $3.4 million, respectively.
Note 10. Dividends and Distributions and Taxes
      The Company’s Board of Directors declared and the Company paid a dividend of $0.63, $0.64 and $0.65 per common share for the first, second and third quarters of 2007, respectively, and $0.59, $0.60 and $0.61 per common share for the first, second and third quarters of 2006, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Dividends and Distributions and Taxes, continued
These dividends totaled $293.7 million and $255.4 million for the nine months ended September 30, 2007 and 2006, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006 and this was paid to shareholders on January 19, 2007. The Company declared an extra cash dividend of $0.03 per share during 2005, which was paid to shareholders on January 27, 2006.
      The Company’s Board of Directors declared a dividend of $0.65 per common share for the fourth quarter of 2007, and an extra cash dividend of $0.07 per share.
      At December 31, 2006, the Company had excess taxable income of $402.8 million available for distribution to shareholders in 2007. Excess taxable income for 2006 represents $126.7 million of ordinary income and $276.1 million of net long-term capital gains.
      Dividends paid in 2007 will first be paid out of the excess taxable income carried over from 2006. For the first, second and third quarters of 2007, the Company paid dividends of $293.7 million. The remainder of 2006 excess taxable income to be distributed during the fourth quarter of 2007 is $109.1 million. In accordance with regulated investment company distribution rules, the Company was required to declare current year dividends to be paid from carried over excess taxable income from 2006 before the Company filed its 2006 tax return in September 2007, and the Company must pay such dividends by December 31, 2007. To comply with these rules, on July 27, 2007, the Company’s Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2007. The Company’s Board of Directors also declared an extra dividend of $0.07 per share on September 14, 2007. The third quarter dividend was paid on September 26, 2007, and the fourth quarter dividend will be paid on December 26, 2007. The extra dividend will be paid on December 27, 2007. The Company expects that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings.
      Given that substantially all of the 2007 dividend payments will be made from excess taxable income carried over from 2006, the Company currently expects to carry over substantially all of its estimated annual taxable income for 2007 for distribution to shareholders in 2008. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year. The Company accrues an excise tax on the estimated excess taxable income earned for the respective periods. For the three and nine months ended September 30, 2007, the Company recorded an excise tax of $9.0 million and $16.6 million, respectively. For the three and nine months ended September 30, 2006, the Company recorded an excise tax of $2.5 million and $14.1 million, respectively.
      In addition to excess taxable income carried forward, the Company has cumulative deferred taxable income related to installment sale gains of $221.9 million as of December 31, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash.
      The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended September 30, 2007 and 2006, the income tax expense was $2.2 million and the income tax benefit was $0.6 million, respectively, and for the nine months ended September 30, 2007 and 2006, the income tax benefit was $0.5 million and the income tax expense was $0.2 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Supplemental Disclosure of Cash Flow Information
      The Company paid interest of $81.2 million and $50.1 million, respectively, for the nine months ended September 30, 2007 and 2006.
      Non-cash operating activities for the nine months ended September 30, 2007 and 2006, totaled $58.4 million and $308.1 million, respectively. Non-cash operating activities for the nine months ended September 30, 2006, included a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million and a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million.
      Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $12.4 million and $11.1 million, for the nine months ended September 30, 2007 and 2006, respectively. Non-cash financing activities for the nine months ended September 30, 2007, also included the payment of one-half of the value of the option cancellation payment in connection with the tender offer, or $52.8 million, through the issuance of 1.7 million unregistered shares of the Company’s common stock. See Notes 2 and 9.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Financial Highlights

	At and for the		At and for the
	Nine Months Ended		Year Ended
	September 30,		December 31,

	2007(1)	2006	2006

	(unaudited)
Per Common Share Data
Net asset value, beginning of period	$19.12	$19.17	$19.17

Net investment income(2)	0.54	0.97	1.30
Net realized gains(2)(3)	2.03	3.77	3.66

Net investment income plus net realized gains(2)	2.57	4.74	4.96
Net change in unrealized appreciation or depreciation(2)(3)	(1.76)	(3.27)	(3.28)

Net increase in net assets resulting from operations (2)	0.81	1.47	1.68

Decrease in net assets from shareholder distributions	(1.92)	(1.80)	(2.47)
Net increase in net assets from capital share transactions(2)(4)	0.23	0.54	0.74
Decrease in net assets from the cash portion of the option cancellation payment(2)(5)	(0.34)	—	—

Net asset value, end of period	$17.90	$19.38	$19.12

Market value, end of period	$29.39	$30.21	$32.68
Total return(6)	(4.2)%	9.2%	20.6%
Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,765.8	$2,823.9	$2,841.2
Common shares outstanding at end of period	154.5	145.7	148.6
Diluted weighted average common shares outstanding	154.7	144.0	145.6
Employee, employee stock option and administrative expenses/average net assets(7)	5.06%	3.99%	5.38%
Total operating expenses/average net assets(7)	8.46%	6.65%	9.05%
Net investment income/average net assets(7)	2.87%	5.16%	6.90%
Net increase in net assets resulting from operations/average net assets(7)	4.35%	7.78%	8.94%
Portfolio turnover rate(7)	24.43%	23.61%	27.05%
Average debt outstanding	$1,909.5	$1,433.5	$1,491.0
Average debt per share(2)	$12.34	$9.95	$10.24

(1)	The results for the nine months ended September 30, 2007, are not necessarily indicative of the operating results to be expected for the full year.

(2)	Based on diluted weighted average number of common shares outstanding for the period.

(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

(4)	Excludes capital share transactions related to the cash portion of the option cancellation payment.

(5)	See Notes 2 and 9 to the consolidated financial statements above for further discussion.

(6)	Total return assumes the reinvestment of all dividends paid for the periods presented.

(7)	The ratios for the nine months ended September 30, 2007 and 2006, do not represent annualized results.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Litigation
      On June 23, 2004, the Company was notified by the SEC that the SEC was conducting an informal investigation of the Company. The investigation related to the valuation of securities in the Company’s private finance portfolio and other matters. On June 20, 2007, the Company announced that it entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, the Company agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, the Company did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in the Company’s private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered the Company to continue to maintain certain of its current valuation-related controls. Specifically, for a period of two years, the Company has undertaken to: (1) continue to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee its quarterly valuation processes; and (2) continue to employ third-party valuation consultants to assist in its quarterly valuation processes.
      On December 22, 2004, the Company received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding the Company and Business Loan Express, LLC in connection with a criminal investigation relating to matters similar to those investigated by and settled with the SEC as discussed above. The Company produced materials in response to the requests from the U.S. Attorney’s office and certain current and former employees were interviewed by the U.S. Attorney’s Office. The Company has voluntarily cooperated with the investigation.
      In late December 2006, the Company received a subpoena from the U.S. Attorney for the District of Columbia requesting, among other things, the production of records regarding the use of private investigators by the Company or its agents. The Board established a committee, which was advised by its own counsel, to review this matter. In the course of gathering documents responsive to the subpoena, the Company became aware that an agent of the Company obtained what were represented to be telephone records of David Einhorn and which purport to be records of calls from Greenlight Capital during a period of time in 2005. Also, while the Company was gathering documents responsive to the subpoena, allegations were made that the Company’s management had authorized the acquisition of these records and that management was subsequently advised that these records had been obtained. The Company’s management has stated that these allegations are not true. The Company is cooperating fully with the inquiry by the U.S. Attorney’s Office.
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. On October 5, 2007, Rena Nadoff sent a letter to the Company’s Board of Directors with substantially the same claims and a request that the Board of Directors investigate the claims and take appropriate action. The Board of Directors has established a committee, which is advised by its own counsel, to review the matter.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Litigation, continued
management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about its portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously. On September 13, 2007, the Company filed a motion to dismiss the lawsuit. The motion is pending.
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
      We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of September 30, 2007, the related consolidated statements of operations, for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.
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
November 7, 2007

Schedule 12-14
ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,			September 30,
Portfolio Company		Credited		2006	Gross	Gross	2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan(5)			$—	$572	$(572)	$—
(Business Services)	Equity Interests			—	1,025	(1,025)	—

AllBridge Financial, LLC	Equity Interests			—	2,300	—	2,300
(Financial Services)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			—	19,535	—	19,535
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			918	—	(68)	850
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			—	973	—	973
(Business Services)	Common Stock			—	—	—	—

Aviation Properties Corporation	Common Stock			—	65	(65)	—
(Business Services)

Border Foods, Inc.	Preferred Stock			—	2,473	—	2,473
(Consumer Products)	Common Stock			—	—	—	—

Business Loan Express, LLC	Class A Equity
(Financial Services)	Interests(5)			66,622	29,200	—	95,822
	Class B Equity Interests			79,139	—	(38,251)	40,888
	Class C Equity Interests			64,976	—	(64,976)	—

Calder Capital Partners, LLC	Senior Loan(5)		$33	975	1,326	(83)	2,218
(Financial Services)	Equity Interests			2,076	159	(1,888)	347

Callidus Capital Corporation	Senior Loan	$42		—	2,100	(2,100)	—
(Financial Services)	Subordinated Debt	850		5,762	813	—	6,575
	Common Stock			22,550	20,090	—	42,640

Coverall North America, Inc.	Unitranche Debt	3,240		36,333	27	(1,446)	34,914
(Business Services)	Subordinated Debt	687		5,972	5	—	5,977
	Common Stock			19,619	3,399	—	23,018

CR Holding, Inc.	Subordinated Debt	5,092		39,401	1,051	—	40,452
(Consumer Products)	Common Stock			25,738	15,296	—	41,034

Direct Capital Corporation	Subordinated Debt	3,451		—	37,515	—	37,515
(Financial Services)	Common Stock			—	19,250	(12,327)	6,923

Financial Pacific Company	Subordinated Debt	9,473		71,362	1,113	—	72,475
(Financial Services)	Preferred Stock			15,942	2,512	—	18,454
	Common Stock			65,186	—	(18,164)	47,022

ForeSite Towers, LLC	Equity Interest	1,269		12,290	—	(11,409)	881
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			15,957	—	(8,381)	7,576
(Business Services)	Subordinated Debt (5)			11,237	—	(11,237)	—
	Preferred Equity
	Interest			—	—	—	—
	Options			—	—	—	—

Gordian Group, Inc.	Senior Loan(5)	(11)		—	9,169	(9,169)	—
(Business Services)	Common Stock			—	—	—	—

Healthy Pet Corp.	Senior Loan	1,309		27,038	6,350	(33,388)	—
(Consumer Services)	Subordinated Debt	2,893		43,579	580	(44,159)	—
	Common Stock			28,921	1,221	(30,142)	—

HMT, Inc.	Preferred Stock			2,637	—	(2,637)	—
(Energy Services)	Common Stock			8,664	—	(8,664)	—
	Warrants			3,336	—	(3,336)	—

Hot Stuff Foods, LLC (7)	Senior Loan	3,106		—	49,681	(330)	49,351
(Consumer Products)	Subordinated Debt	5,601		—	61,302	(19,111)	42,191
	Subordinated Debt (5)			—	8,461	(8,461)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Senior Loan	426		19,950	—	(19,950)	—
(Retail)	Subordinated Debt	6,731		58,196	1,131	(178)	59,149
	Common Stock			41,662	2,729	(129)	44,262

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,			September 30,
Portfolio Company		Credited		2006	Gross	Gross	2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			$873	—	(553)	320

Insight Pharmaceuticals	Subordinated Debt	$4,406		43,884	$920	$—	$44,804
Corporation	Subordinated Debt (5)			15,966	660	—	16,626
(Consumer Products)	Preferred Stock			7,845	—	(6,000)	1,845
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt (5)	1		6,655	9,037	(14,117)	1,575
(Industrial Products)	Preferred Stock			—	9,347	(9,347)	—
	Common Stock			—	6,460	(6,460)	—

Legacy Partners Group, Inc.	Senior Loan (5)			4,843	2,804	(3,804)	3,843
	Subordinated Debt			—	2,952	(2,952)	—
(Financial Services)	Equity Interests			—	1,271	—	1,271

Litterer Beteiligungs-GmbH	Subordinated Debt	32		692	56	—	748
(Business Services)	Equity Interest			1,199	386	—	1,585

Mercury Air Centers, Inc.	Subordinated Debt	5,054		49,217	1,654	(50,871)	—
(Business Services)	Common Stock			195,019	—	(195,019)	—

MVL Group, Inc.	Senior Loan	2,743		27,245	3,388	—	30,633
(Business Services)	Subordinated Debt	4,408		35,478	4,173	—	39,651
	Common Stock			—	4,961	—	4,961

Old Orchard Brands, LLC	Senior Loan	347		—	23,500	(23,500)	—
(Consumer Products)	Subordinated Debt	1,498		—	19,342	—	19,342
	Equity Interests			—	19,602	—	19,602

Penn Detroit Diesel Allison, LLC	Subordinated Debt	4,525		37,994	886	—	38,880
(Business Services)	Equity Interests			25,949	2,846	—	28,795

Powell Plant Farms, Inc.	Senior Loan(5)			26,192	3,950	(28,792)	1,350
(Consumer Products)	Subordinated Debt (5)			962	18,261	(19,223)	—
	Preferred Stock			—	—	—	—
	Warrants			—	—	—	—

Service Champ, Inc.	Subordinated Debt	3,317		27,619	546	—	28,165
(Business Services)	Common Stock			16,786	9,569	—	26,355

Staffing Partners Holding
Company, Inc.	Subordinated Debt (5)			486	58	—	544
(Business Services)

Startec Global Communications
Corporation	Senior Loan	723		15,965	—	(15,965)	—
(Telecommunications)	Common Stock			11,232	26,023	(37,255)	—

Startec Equity, LLC	Equity Interests			—	440	—	440
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan(5)	1,088		35,172	1,501	—	36,673
(Retail)	Preferred Stock			400	550	(950)	—
	Common Stock			50	—	(50)	—

Triview Investments, Inc.	Senior Loan	966		14,747	11	(14,325)	433
(Broadcasting & Cable/	Subordinated Debt	9,934		56,008	32,009	(45,427)	42,590
Business Services/	Subordinated Debt (5)	592		4,342	792	(3,600)	1,534
Consumer Products)	Common Stock	37		31,322	53,458	(2,003)	82,777

Worldwide Express Operations, LLC	Subordinated Debt	65		—	2,800	(176)	2,624
(Business Services)	Equity Interests			—	12,900	—	12,900
	Warrants			—	163	—	163

Total companies more than 25% owned		$83,895		$1,490,180			$1,236,844

Companies 5% to 25% Owned

Advantage Sales &
Marketing, Inc.	Subordinated Debt	$14,002		$151,648	$2,393	$—	$154,041
(Business Services)	Equity Interests			11,000	—	—	11,000

Air Medical Group Holdings LLC	Senior Loan	167		1,763	5,233	(5,130)	1,866
(Healthcare Services)	Subordinated Debt	1,931		35,128	318	(35,446)	—
	Equity Interests			5,950	4,850	—	10,800

Alpine ESP Holdings, Inc.	Preferred Stock			602	117	—	719
(Business Services)	Common Stock			—	300	—	300

Amerex Group, LLC	Subordinated Debt	764		8,400	—	—	8,400
(Consumer Products)	Equity Interests			13,823	1,872	(38)	15,657

See related footnotes at the end of this schedule.

		Amount of Interest or
		Dividends
PRIVATE FINANCE				December 31,			September 30,
Portfolio Company		Credited		2006	Gross	Gross	2007
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			$5,554	$53	$—	$5,607
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	$2,711		24,163	473	—	24,636
(Industrial Products)	Common Stock			3,700	500	—	4,200

BI Incorporated	Subordinated Debt	3,137		30,135	360	—	30,495
(Business Services)	Common Stock			4,100	3,300	—	7,400

CitiPostal, Inc. and Affiliates	Senior Loan	1,754		20,569	2,326	(780)	22,115
(Business Services)	Equity Interests			4,700	2,287	(87)	6,900

Creative Group, Inc.	Subordinated Debt (5)	480		13,656	30	(4,427)	9,259
(Business Services)	Warrant			1,387	—	(1,387)	—

Drew Foam Companies, Inc.	Preferred Stock			722	—	(326)	396
(Business Services)	Common Stock			7	—	(7)	—

MedBridge Healthcare, LLC	Senior Loan(5)			7,164	—	—	7,164
(Healthcare Services)	Subordinated Debt (5)			1,813	—	(90)	1,723
	Convertible
	Subordinated Debt (5)			—	—	—	—
	Equity Interests			—	110	(110)	—

MHF Logistical Solutions,Inc(8)	Subordinated Debt (5)			—	27,518	(16,933)	10,585
(Business Services)	Subordinated Debt (5)			—	—	—	—
	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	1,716		19,879	19	(150)	19,748
(Business Services)	Equity Interests			2,000	—	(1,058)	942

Nexcel Synthetics, LLC	Subordinated Debt	611		10,978	199	(11,177)	—
(Consumer Products)	Equity Interests			1,486	269	(1,755)	—

PresAir LLC	Senior Loan(5)		$27	2,206	—	(1,406)	800
(Industrial Products)	Equity Interests			—	5	(5)	—

Progressive International
Corporation	Subordinated Debt	842		7,533	121	(3,684)	3,970
(Consumer Products)	Preferred Stock			1,024	—	(7)	1,017
	Common Stock			2,300	2,800	—	5,100
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	88		1,232	2	(750)	484
(Healthcare Services)	Unitranche Debt	1,448		19,908	45	(8,000)	11,953
	Equity Interests			1,616	69	—	1,685

SGT India Private Limited	Common Stock			3,346	155	(876)	2,625
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	1,645		17,569	1,133	(5,000)	13,702
(Healthcare Services)	Equity Interests			2,541	100	—	2,641

Universal Environmental
Services, LLC	Unitranche Debt	815		10,211	777	(10,988)	—
(Business Services)	Equity Interests			—	15	(15)	—

Total companies 5% to 25% owned		$32,111		$449,813			$397,930

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of September 30, 2007.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at September 30, 2007, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

(7)	In the first quarter of 2007, the Company exercised its option to acquire a majority of the voting securities of Hot Stuff Foods, LLC (Hot Stuff) at fair market value. Therefore, Hot Stuff was reclassified to companies more than 25% owned in the first quarter of 2007. At December 31, 2006, the Company’s investment in Hot Stuff was included in the companies less than 5% owned category.

(8)	In the second quarter of 2007, the Company obtained a seat on the board of directors of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies 5% to 25% owned in the second quarter of 2007. At December 31, 2006, the Company’s investment in MHF was included in the companies less than 5% owned category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our portfolio composition at September 30, 2007 and 2006, and December 31, 2006, was as follows:

	September 30,		December 31,

	2007	2006	2006

Private finance	97%	97%	97%
Commercial real estate finance	3%	3%	3%

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
PORTFOLIO AND INVESTMENT ACTIVITY
      The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended		At and for the
	September 30,		September 30,		Year Ended
					December 31,
	2007	2006	2007	2006	2006
($ in millions)
Portfolio at value	$4,326.9	$4,119.6	$4,326.9	$4,119.6	$4,496.1
Investments funded	$577.5	$629.5	$1,236.7	$1,880.8	$2,437.8
Change in accrued or reinvested interest and dividends(1)	$5.1	$7.2	$22.8	$(1.8)	$11.3
Principal collections related to investment repayments or sales(2)	$351.1	$116.3	$1,086.5	$885.9	$1,055.3
Yield on interest-bearing portfolio investments(3)	11.9%	12.4%	11.9%	12.4%	11.9%

(1)	Includes changes in accrued or reinvested interest related to our investments in money market securities of $1.9 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $6.6 million, $3.0 million, and $3.1 million for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.

(2)	Principal collections related to investment repayments or sales for the three and nine months ended September 30, 2007, included collections of $14.8 million and $197.2 million, respectively, related to the sale of loans to the Allied Capital Senior Debt Fund, L.P. See discussion below.

(3)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/ income notes of CLOs divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance
      The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three and nine months ended September 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for Three Months				At and for the Nine Months
	Ended September 30,				Ended September 30,				At and for the
									Year Ended
									December 31,
	2007		2006		2007		2006		2006

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Loans and debt securities:
Senior loans	$481.6	9.3%	$342.4	8.7%	$481.6	9.3%	$342.4	8.7%	$405.2	8.4%
Unitranche debt	698.1	11.5%	745.8	11.2%	698.1	11.5%	745.8	11.2%	799.2	11.2%
Subordinated debt	1,927.1	12.6%	1,817.0	13.7%	1,927.1	12.6%	1,817.0	13.7%	1,980.8	12.9%

Total loans and debt securities	3,106.8	11.8%	2,905.2	12.5%	3,106.8	11.8%	2,905.2	12.5%	3,185.2	11.9%
Equity Securities:
Preferred shares/income notes of CLOs(2)	131.5	15.1%	87.7	13.7%	131.5	15.1%	87.7	13.7%	97.2	15.5%
Other equity securities	968.8		994.9		968.8		994.9		1,095.5

Total equity securities	1,100.3		1,082.6		1,100.3		1,082.6		1,192.7

Total portfolio	$4,207.1		$3,987.8		$4,207.1		$3,987.8		$4,377.9

Investments funded(3)	$576.1		$629.2		$1,219.9		$1,866.6		$2,423.4
Change in accrued or reinvested interest and dividends	$4.4		$5.8		$17.3		$(5.4)		$7.2
Principal collections related to investment repayments or sales(4)	$346.2		$115.6		$1,063.3		$868.0		$1,015.4

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yields are computed as of the balance sheet date.

(2)	Investments in the preferred shares/income notes of CLOs earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Investments funded for the nine months ended September 30, 2006, and for the year ended December 31, 2006, included debt investments in certain portfolio companies received in conjunction with the sale of such companies. See “— Private Finance, Investments Funded” below.

(4)	Includes collections from the sale or repayment of senior loans totaling $312.6 million, $268.3 million, and $322.7 million for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.
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
      We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. In addition, we may invest in funds that are managed or co-managed by us that are complementary to our business of investing in middle market companies, such as the Allied Capital Senior Debt Fund (discussed below). Investments in funds may provide current interest and related portfolio income, including management fees.
      The private equity investment marketplace for middle market companies remained active through September 30, 2007. Purchase price multiples remained high and debt pricing remained competitive. We did not fund as many investments during the nine months ended September 30, 2007, as we did during the nine months ended September 30, 2006, because we believed that many new investment opportunities were mis-priced or over-leveraged, and therefore, did not present an opportunity to make a reasonable investment return. For 2006, we reviewed over $65 billion in prospective investments and we closed on approximately 3% of the potential new investments that we reviewed. For the nine months ended September 30, 2007, we reviewed over $67 billion in prospective investments and we closed on approximately 2% of the potential new investments we reviewed.
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

      Investments Funded. Investments funded and the weighted average yield on loans and debt securities funded for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, consisted of the following:

	For the Nine Months Ended September 30, 2007

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$285.6		10.3%	$83.0	10.7%	$368.6	10.4%
Unitranche debt(2)	104.0		10.8%	—	—	104.0	10.8%
Subordinated debt	279.0		12.4%	186.3	12.1%	465.3	12.3%

Total loans and debt securities	668.6		11.3%	269.3	11.7%	937.9	11.4%
Equity	155.2	(4)(5)		126.8		282.0

Total	$823.8			$396.1		$1,219.9

	For the Nine Months Ended September 30, 2006

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$202.4		9.4%	$167.3	8.8%	$369.7	9.1%
Unitranche debt(2)	348.7		10.6%	146.5	12.9%	495.2	11.3%
Subordinated debt(3)	508.0		13.1%	250.8	13.9%	758.8	13.3%

Total loans and debt securities	1,059.1		11.5%	564.6	12.1%	1,623.7	11.8%
Equity	62.9	(4)		180.0		242.9

Total	$1,122.0			$744.6		$1,866.6

	For the Year Ended December 31, 2006

	Debt Investments			Buyout Investments		Total

	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)
($ in millions)
Loans and debt securities:
Senior loans	$245.4		9.4%	$239.8	8.9%	$485.2	9.2%
Unitranche debt(2)	471.7		10.7%	146.5	12.9%	618.2	11.3%
Subordinated debt(3)	510.7		13.0%	423.8	14.4%	934.5	13.6%

Total loans and debt securities	1,227.8		11.4%	810.1	12.5%	2,037.9	11.9%
Equity	91.4	(4)		294.1		385.5

Total	$1,319.2			$1,104.2		$2,423.4

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded.

(2)	Unitranche debt is a single debt investment that is a blend of senior and subordinated debt terms. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.

(3)	Debt investments funded for the nine months ended September 30, 2006, and for the year ended December 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS.

(4)	Equity investments for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, included $42.4 million, $12.5 million, and $26.1 million, respectively, in investments in the preferred shares/income notes of collateralized loan obligations (CLOs) that are managed by Callidus Capital Corporation, a portfolio company controlled by us. These CLOs primarily invest in senior debt.

(5)	Equity investments for the nine months ended September 30, 2007, included $19.1 million invested in the Allied Capital Senior Debt Fund, L.P. See discussion below.

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
      We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans underwritten or arranged by us may or may not be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, or funds managed by Callidus or by us, including the Allied Capital Senior Debt Fund, L.P. (discussed below). After completion of loan sales, we may or may not retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.
      Allied Capital Senior Debt Fund, L.P. AC Corp is the investment manager to the Allied Capital Senior Debt Fund, L.P. (the Fund), a private fund that generally invests in senior, unitranche and second lien debt. The Fund has closed on $125 million in equity capital commitments. Callidus acts as special manager to the Fund. One of our affiliates is the general partner of the Fund, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with the Fund. AC Corp will earn a management fee of up to 2% of the net asset value of the Fund and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.
      We are a special limited partner in the Fund, which is a portfolio investment, and have committed $31.8 million to the Fund, of which $19.1 million has been funded. At September 30, 2007, our investment in the Fund totaled $19.1 million at cost and $19.5 million at value. As a special limited partner, we expect to earn an incentive allocation of 20% of the annual net income of the Fund, subject to certain performance benchmarks. The value of our investment in the Fund is based on the net asset value of the Fund, which reflects the capital invested plus our allocation of the net earnings of the Fund, including the incentive allocation.
      In connection with the Fund’s formation in June 2007, we sold an initial portfolio of approximately $183 million of seasoned assets with a weighted average yield of 10.3% to a warehouse financing vehicle associated with the Fund. In the third quarter of 2007, we sold $14.8 million of seasoned assets with a weighted average yield of 8.6% to the warehouse financing vehicle. We may sell additional loans to the Fund or the warehouse financing vehicle. In addition, during the third quarter of 2007, we repurchased one asset totaling $12.0 million from the Fund, which we had sold to the Fund in June 2007.
      Yield. The weighted average yield on the private finance loans and debt securities was 11.8% at September 30, 2007, as compared to 12.5% and 11.9% at September 30, 2006, and December 31, 2006, respectively. The weighted average yield on the private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status”

below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. Yields on loans and debt securities have been generally lower because of the supply of capital available to middle market companies.
      The yield on the private finance loans and debt securities has declined partly due to our strategy to pursue investments where our position in the portfolio company capital structure is more senior, such as senior debt and unitranche investments that typically have lower yields than subordinated debt investments. In addition, during the fourth quarter of 2006, the guaranteed dividend yield on our investment in BLX’s 25% Class A equity interests was placed on non-accrual status. The Class A equity interests are included in our loans and debt securities. See “Business Loan Express, LLC” below.
      Outstanding Investment Commitments. At September 30, 2007, we had outstanding private finance investment commitments as follows:

	Companies	Companies	Companies
	More Than	5% to 25%	Less Than
	25% Owned(1)	Owned	5% Owned	Total

($ in millions)
Senior loans	$12.4	$15.0	$123.0	$150.4	(2)
Unitranche debt	—	—	45.4	45.4
Subordinated debt	18.0	0.1	—	18.1

Total loans and debt securities	30.4	15.1	168.4	213.9
Equity securities	118.5	16.1	78.1	212.7	(3)

Total	$148.9	$31.2	$246.5	$426.6

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
	Amount	Drawn	to be Drawn

($ in millions)
Revolving line of credit for working capital	$4.0	$—	$4.0
Subordinated debt to support warehouse facilities & warehousing activities(*)	18.0	—	18.0
Purchase of preferred equity in future CLO transactions (**)	—	—	—

Total	$22.0	$—	$22.0

(*)	Callidus has a synthetic credit facility with a third party for up to approximately $66 million. We have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support this facility.

(**)	Subsequent to September 30, 2007, we made an additional commitment to Callidus to purchase preferred equity in future CLO transactions of $27.5 million.

(2)	Includes $133.6 million in the form of revolving senior debt facilities to 31 portfolio companies.

(3)	Includes $94.2 million to 21 private equity and venture capital funds, including $4.3 million in co-investment commitments to one private equity fund, and $12.7 million committed to the Allied Capital Senior Debt Fund, L.P. (see discussion above).
     In addition to these outstanding investment commitments at September 30, 2007, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees totaling $319.2 million. See “Financial Condition, Liquidity and Capital Resources.”
      Business Loan Express, LLC.     BLX originates, sells, and services primarily real estate secured loans, including real estate secured conventional loans, loans under the SBA 7(a) Guaranteed Loan Program, and small commercial real estate loans. BLX is headquartered in New York, NY and maintains offices in other U.S. locations. We acquired BLX in 2000.
      At September 30, 2007, our investment in BLX totaled $324.6 million at cost and $136.7 million at value, or 2.8% of our total assets, which included unrealized depreciation of $187.9 million. See “Results of Operations, Valuation of Business Loan Express, LLC” for a discussion of the determination of the value of BLX at September 30, 2007. In the first half of 2007, we increased our investment in BLX by $29.2 million by acquiring additional Class A equity interests. In addition, in the first quarter of 2007, the chief executive officer of BLX invested $3.0 million in the form of Class A equity interests in BLX. We plan to purchase these interests from him in conjunction with a restructuring of the BLX operations as discussed below. The purpose of these additional investments was to fund payments to the SBA in the first quarter of 2007 discussed below and to provide additional equity capital to BLX.
      Total interest and related portfolio income earned from our investment in BLX for the nine months ended September 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income on subordinated debt and Class A equity interests	$—	$11.9
Fees and other income	4.1	6.3

Total interest and related portfolio income	$4.1	$18.2

      Interest and dividend income from BLX for the nine months ended September 30, 2006, included interest income of $5.7 million, which was paid in kind. The interest paid in kind was paid to us through the issuance of additional Class A equity interests. In the fourth quarter of 2006, we placed our investment in BLX’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in BLX for the nine months ended September 30, 2007, and this resulted in lower interest income from our investment in BLX for the first nine months of 2007 compared to the first nine months of 2006.
      In consideration for providing a guaranty on BLX’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $4.1 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively, which were included in fees and other income. As of September 30, 2007, BLX had not yet paid the $4.1 million in such fees earned by us in 2007 and, as a result, such fees were included as a receivable in other assets. The remaining fees and other income in 2006 relate to management fees from BLX. We have not charged BLX management fees in 2007.
      Net change in unrealized appreciation or depreciation included a net decrease of $103.2 million for the nine months ended September 30, 2007, and a net decrease of $67.9 million for the nine months ended September 30, 2006. See “Results of Operations, Valuation of Business Loan Express, LLC” below.
      BLX is a national, non-bank lender that currently participates in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. Specifically, on or about January 9, 2007, BLX became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleged that a former BLX employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. We understand that BLX is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. On October 1, 2007, the former BLX employee pled guilty to one count of conspiracy to fraudulently originate SBA-guaranteed loans and one count of making a false statement before a grand jury. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan (B&I) program. These investigations, audits and reviews are ongoing.
      These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. We have considered BLX’s current regulatory issues and ongoing investigations and litigation in performing the valuation of BLX at September 30, 2007. See “Results of Operations, Valuation of Business Loan Express, LLC” below. We are monitoring the situation. We retained a third party to work with BLX to review BLX’s internal control systems. The third party conducted the review and offered recommendations to strengthen BLX’s controls, which are being implemented.
      On March 6, 2007, BLX entered into an agreement with the SBA. According to the agreement, BLX remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, BLX agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. As part of the SBA’s increased oversight, the agreement provides that any loans originated and closed by BLX during the term of the agreement will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market. The agreement also requires BLX to repurchase the guaranteed portion of certain loans that default after having been sold into the secondary market, and subjects such loans to a similar third party review prior to any reimbursement of BLX by the SBA. In connection with this agreement, BLX also entered into an escrow agreement with the SBA and an escrow agent in which BLX agreed to deposit $10 million with the escrow agent for any additional payments BLX may be obligated to pay to the SBA in the future. BLX remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business. The agreement states that nothing in the agreement shall affect the rights of BLX to securitize or service its loans. Notwithstanding the foregoing, in October 2007, BLX received a notice from the SBA that outlines certain conditions to the SBA’s authorization for BLX to securitize the unguaranteed portions of SBA loans.
      BLX has a separate non-recourse warehouse facility to enable it to securitize the unguaranteed portion of its SBA loans. BLX has been receiving temporary extensions of the warehouse facility, and the current extension expires on December 31, 2007. BLX is in negotiations with the warehouse facility providers to renew and amend the facility. If the current facility were to expire without renewal, the warehouse facility notes would become due and payable, and substantially all collections on the unguaranteed interests that currently are in the warehouse facility would be applied to repay the outstanding amounts owing to the warehouse providers until the warehouse providers were paid in full, similar to an amortizing term loan. In this event, the warehouse providers would not have recourse to BLX for repayment of the warehouse facility notes. In addition, BLX would not have the right to sell additional unguaranteed interests in SBA loans into this facility. In the event that BLX is unable to meet the SBA’s conditions for securitization of the unguaranteed portions of SBA loans discussed above or if the warehouse providers do not agree to an extension of the warehouse facility, BLX will be required to seek alternative sources of capital to finance SBA loan originations and could incur higher capital costs.
      At September 30, 2007, BLX had a three-year $500.0 million revolving credit facility provided by third-party lenders that matures in March 2009. The revolving credit facility may be expanded to $600.0 million through new or additional commitments at BLX’s option. This facility provides for a sub-facility for the issuance of letters of credit for up to an amount equal to 25% of the committed facility. Upon the closing of this revolving credit facility in January 2006, we agreed to provide an unconditional guaranty to these revolving credit facility lenders in an amount equal to 50% of the total obligations (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) of BLX under this facility. On September 27, 2007, we increased the guaranty amount to 60% of the total obligations in connection with an amendment to and waivers under the facility as discussed below. At September 30, 2007, the principal amount outstanding on the revolving credit facility was $322.5 million and letters of credit issued under the facility were $89.5 million. The total obligation guaranteed by us at September 30, 2007, was $249.0 million. At September 30, 2007, we had also provided four standby letters of credit totaling $19.0 million in connection with four term securitization transactions completed by BLX.
      The guaranty on the BLX revolving line of credit facility can be called by the lenders in the event of a default, which includes the occurrence of certain defaults under our revolving credit facility. Among other requirements, the BLX facility requires that BLX maintain compliance with certain financial covenants such as interest coverage, maximum debt to net worth, asset coverage, and maintenance of certain asset quality metrics. In addition, BLX would have an event of default if BLX failed to maintain its lending status with the SBA and such failure could reasonably be expected to result in a material adverse effect on BLX, or if BLX failed to maintain certain financing programs for the sale or long-term funding of BLX’s loans. In September 2007, BLX received waivers until January 31, 2008, from its lenders with respect to non-compliance with certain facility covenants, and amended certain facility covenants through January 31, 2008. In addition, BLX previously received waivers from its lenders with respect to certain other covenants to permit BLX to comply with its obligations under its agreement with the SBA. BLX’s agreement with the SBA has reduced the company’s liquidity due to the working capital required to comply with the agreement. BLX is in negotiations with its lenders to amend the credit facility covenants, but there can be no assurance that such negotiations will be successful. If the credit facility lenders do not agree to amend the covenants or to waive compliance with the covenants in periods subsequent to January 31, 2008, BLX would be in default under the credit facility.
      We have been working with BLX on evaluating a number of strategic alternatives for BLX and have concluded that the company needs to make a strategic shift in its business operations and de-emphasize government guaranteed lending programs. BLX plans instead to further build its conventional small business and small commercial real estate lending activity. To effect this change in strategy, Robert Tannenhauser, BLX’s current CEO, will take on the role of chairman on an interim basis and John Scheurer, an Allied Capital managing director, will assume the role of interim CEO of BLX. Under its new business plan, BLX intends to reduce its annual loan origination volume by about 30% in the next fiscal year, and then over time, it plans to rebuild its loan origination volume in conventional and commercial real estate loans. The inherent risks in repositioning the business have been considered in our valuation of BLX at September 30, 2007. We continue to work with BLX on restructuring its operations and financing facilities and we plan to support the company through its transition.

      On or about January 16, 2007, BLX and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC), that is pending in the United States District Court for the Northern District of Georgia. The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans made by BLX and BLC. On April 9, 2007, BLX, BLC and the other defendants filed motions to dismiss the complaint in its entirety. The motions are pending.
      Mercury Air Centers, Inc. At December 31, 2006, our investment in Mercury Air Centers, Inc. (Mercury) totaled $84.3 million at cost and $244.2 million at value, or 5.0% of our total assets, which included unrealized appreciation of $159.9 million. We completed the purchase of a majority ownership in Mercury in April 2004.
      In August 2007, we completed the sale of our majority equity interest in Mercury and realized a gain of $259.5 million, subject to post-closing adjustments. Approximately $11 million of our proceeds from the sale of our equity is subject to certain holdback provisions. In addition, we were repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.
      Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.
      Total interest and related portfolio income earned from our investment in Mercury for the nine months ended September 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Interest income	$5.1	$7.3
Fees and other income	0.2	0.4

Total interest and related portfolio income	$5.3	$7.7

      Net change in unrealized appreciation or depreciation for the three months ended September 30, 2007, included the reversal of $234.8 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of our majority equity interest in Mercury. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2007, included an increase in unrealized appreciation totaling $74.9 million for the first half of 2007 and the reversal of $234.8 million associated with the sale of our majority equity interest in the third quarter of 2007. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2006, included an increase in unrealized appreciation of $59.8 million and $64.1 million, respectively, related to our investment in Mercury.
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
      On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding and realized a gain at closing on our equity investment sold of $433.1 million, subject to post-closing adjustments. Subsequent to closing on this sale, we realized additional gains in 2006 resulting from post-closing adjustments totaling $1.3 million. Our realized gain was $434.4 million for the year ended December 31, 2006, subject to post-closing adjustments and excluding any earn-out amounts. In addition, we were entitled to receive additional consideration through an earn-out payment based on Advantage’s 2006 audited results. The earn-out payment totaled $3.1 million, subject to potential post-determination adjustments, and was recorded as a realized gain in the second quarter of 2007.
      As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At September 30, 2007, the amount of the escrow included in other assets on our consolidated balance sheet was approximately $25 million. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold and the hold back of certain proceeds in escrow has allowed us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note or other amounts are collected.
      Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million (which included a prepayment premium of $5.0 million), for the nine months ended September 30, 2006. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction in 2006. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of our majority equity interest in Advantage in the first quarter of 2006.
      In connection with the sale transaction, we retained an equity investment in the business valued at $15 million at closing as a minority shareholder. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which reduced our cost basis to zero and resulted in a realized gain of $4.8 million.
      Our investment in Advantage at September 30, 2007, which was composed of subordinated debt and a minority equity interest, totaled $154.0 million at cost and $165.0 million at value, which included unrealized appreciation of $11.0 million.
      Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets). At September 30, 2007, we had investments in six CLO issuances and one CDO bond, which represented 3.6% of our total assets. These CLO/CDO Assets are primarily invested in senior corporate loans. At September 30, 2007, the total face value of defaulted obligations in our CLO/ CDO Assets was $6.4 million or approximately 0.2% of the total underlying collateral assets. During the third quarter of 2007, the debt capital markets were volatile and market yields widened. With respect to the CLO market, we believe investor demand for pricing increased. As a result, the market yields for our investments in CLO preferred shares/income notes have increased, and as a result, the fair value of our investments in total has decreased. At September 30, 2007, the market yields used to value our preferred shares/income notes were 20% to 21%, with the exception of the income notes in one CLO with a cost and value of $18.0 million where we used a market yield of 15.9% due to the characteristics of this issuance. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2007, included a net decrease of $5.9 million and $7.5 million, respectively, related to our investments in CLO/CDO Assets. We received valuation assistance from Duff & Phelps for our investments in the CLO/CDO Assets as of September 30, 2007. See “Results of Operations – Valuation Methodology – Private Finance” below for further discussion of the third-party valuation assistance we received.

Commercial Real Estate Finance
      The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2007 and 2006, and at and for the year ended December 31, 2006, were as follows:

	At and for the Three Months				At and for the Nine Months
	Ended September 30,				Ended September 30,				At and for the
									Year Ended
									December 31,
	2007		2006		2007		2006		2006

	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
($ in millions)
Portfolio at value:
Commercial mortgage loans	$64.2	6.4%	$94.4	7.7%	$64.2	6.4%	$94.4	7.7%	$71.9	7.5%
Real estate owned	22.0		15.3		22.0		15.3		19.6
Equity interests	33.5		22.1		33.5		22.1		26.7

Total portfolio	$119.7		$131.8		$119.7		$131.8		$118.2

Investments funded	$1.4		$0.3		$16.8		$14.2		$14.4
Change in accrued or reinvested interest	$(1.2)		$0.1		(1.1)		$0.6		$1.0
Principal collections related to investment repayments or sales	$4.9		$0.7		$23.2		$17.9		$39.9

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.
     At September 30, 2007, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $42.4 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $8.2 million.
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
      At September 30, 2007, and December 31, 2006, our portfolio was graded as follows:

	2007		2006

	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio

($ in millions)
1	$1,605.3	37.1%	$1,307.3	29.1%
2	2,320.6	53.6	2,672.3	59.4
3	258.1	6.0	308.1	6.9
4	90.5	2.1	84.2	1.9
5	52.4	1.2	124.2	2.7

	$4,326.9	100.0%	$4,496.1	100.0%

      The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, changes in the grade of investments to reflect our expectation of performance, and changes in investment values.
      Total Grade 4 and 5 portfolio assets were $142.9 million and $208.4 million, respectively, or were 3.3% and 4.6%, respectively, of the total portfolio value at September 30, 2007, and December 31, 2006. Grade 4 and 5 assets include loans, debt securities, and equity securities. We expect that a number of investments will be in the Grades 4 or 5 categories from time to time. Part of the private equity business is working with troubled portfolio companies to improve their businesses and protect our investment. The number and amount of investments included in Grade 4 and 5 may fluctuate from period to period. We continue to follow our historical practice of working with portfolio companies in order to recover the maximum amount of our investment.
      At September 30, 2007, and December 31, 2006, $120.4 million and $135.9 million, respectively, of our investment in BLX at value was classified as Grade 3, which included our Class A equity interests and certain of our Class B equity interests that were not depreciated. At September 30, 2007, and December 31, 2006, $16.3 million and $74.8 million, respectively, of our investment in BLX at value was classified as Grade 5, which included certain of our Class B equity interests and our Class C equity interests that were depreciated. See “— Private Finance, Business Loan Express, LLC” above.

      Loans and Debt Securities on Non-Accrual Status. At September 30, 2007, and December 31, 2006, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2007	2006
($ in millions)
Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$51.6	$51.1
Companies 5% to 25% owned	13.1	4.0
Companies less than 5% owned	20.7	31.6
Commercial real estate finance	12.4	12.2
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	116.2	87.1
Companies 5% to 25% owned	16.4	7.2
Companies less than 5% owned	13.0	38.9
Commercial real estate finance	6.7	6.7

Total	$250.1	$238.8

Percentage of total portfolio	5.8%	5.3%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.
     In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. In addition, interest may not accrue on loans to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. At September 30, 2007, and December 31, 2006, our Class A equity interests in BLX of $95.8 million and $66.6 million, respectively, which represented 2.2% and 1.5% of the total portfolio at value, respectively, were included in non-accruals. See “— Private Finance, Business Loan Express, LLC” above.
      Loans and Debt Securities Over 90 Days Delinquent. Loans and debt securities greater than 90 days delinquent at value at September 30, 2007, and December 31, 2006, were as follows:

	2007	2006

($ in millions)
Private finance	$160.8	$46.5
Commercial mortgage loans	1.9	1.9

Total	$162.7	$48.4

Percentage of total portfolio	3.8%	1.1%
      The amount of loans and debt securities over 90 days delinquent increased to $162.7 million at September 30, 2007, from $48.4 million at December 31, 2006. The increase in loans and debt securities over 90 days delinquent primarily relates to not receiving payment on our Class A equity interests of BLX of $95.8 million, which represented 2.2% of the total portfolio at value, at September 30, 2007. The Class A equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Business Loan Express, LLC” above.

      The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $162.7 million and $44.3 million at September 30, 2007, and December 31, 2006, respectively.
PORTFOLIO RETURNS
      Since our merger on December 31, 1997, through September 30, 2007, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 21% for private finance and CMBS/ CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $4.6 billion. The weighted average holding period of these investments was 37 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments exited was approximately 21% and for CMBS/ CDO investments exited was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/ CDO investments was 47 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.
OTHER ASSETS AND OTHER LIABILITIES
      Other assets is composed primarily of fixed assets, assets held in deferred compensation trusts, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At September 30, 2007, and December 31, 2006, other assets totaled $153.9 million and $123.0 million, respectively. The increase since year end was primarily the result of increased prepaid expenses related to tax deposits, deferred financing costs, and escrow receivables.
      Accounts payable and other liabilities is primarily composed of the liabilities related to the deferred compensation trust and accrued interest, bonus and taxes, including excise tax. At September 30, 2007, and December 31, 2006, accounts payable and other liabilities totaled $173.4 million and $147.1 million, respectively. The increase since year end was primarily the result of an increase in the accrued interest payable of $18.5 million and an increase in the liability related to the deferred compensation trust of $7.9 million. Accrued interest fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
      The following table summarizes our operating results for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

				Percent				Percent
(in thousands, except per share	2007	2006	Change	Change	2007	2006	Change	Change
amounts)
Interest and Related Portfolio Income:
Interest and dividends	$105,669	$98,668	$7,001	7%	$310,466	$282,982	$27,484	10%
Fees and other income	12,699	14,715	(2,016)	(14%)	33,530	51,868	(18,338)	(35%)

Total interest and related portfolio income	118,368	113,383	4,985	4%	343,996	334,850	9,146	3%

Expenses:
Interest	33,744	26,109	7,635	29%	98,368	72,455	25,913	36%
Employee	26,306	25,228	1,078	4%	76,845	67,054	9,791	15%
Employee stock options	18,312	3,649	14,663	402%	31,492	11,852	19,640	166%
Administrative	10,496	8,153	2,343	29%	38,225	29,348	8,877	30%

Total operating expenses	88,858	63,139	25,719	41%	244,930	180,709	64,221	36%

Net investment income before income taxes	29,510	50,244	(20,734)	(41%)	99,066	154,141	(55,075)	(36%)
Income tax expense (benefit), including excise tax	11,192	1,586	9,606	606%	16,073	13,988	2,085	15%

Net investment income	18,318	48,658	(30,340)	(62%)	82,993	140,153	(57,160)	(41%)

Net Realized and Unrealized Gains (Losses):
Net realized gains	212,370	9,916	202,454	*	314,915	542,991	(228,076)	*
Net change in unrealized appreciation or depreciation	(327,156)	19,312	(346,468)	*	(272,132)	(471,942)	199,810	*

Total net gains (losses)	(114,786)	29,228	(144,014)	*	42,783	71,049	(28,266)	*

Net income (loss)	$(96,468)	$77,886	$(174,354)	(224%)	$125,776	$211,202	$(85,426)	(40%)

Diluted earnings (loss) per common share	$(0.62)	$0.53	$(1.15)	(217%)	$0.81	$1.47	$(0.66)	(45%)

Weighted average common shares outstanding — diluted	155,329	147,112	8,217	6%	154,708	144,030	10,678	7%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

     Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.
      Interest and Dividends. Interest and dividend income for the three and nine months ended September 30, 2007 and 2006, was composed of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Interest:
Private finance loans and debt securities	$94.1	$87.9	$280.4	$253.8
Preferred shares/income notes of CLOs	4.3	3.0	11.5	8.3
Commercial mortgage loans	1.1	1.7	4.9	6.5
Cash, U.S. Treasury bills, money market and other securities	5.6	5.0	11.8	10.9

Total interest	105.1	97.6	308.6	279.5
Dividends	0.6	1.1	1.9	3.5

Total interest and dividends	$105.7	$98.7	$310.5	$283.0

      The level of interest income from the portfolio, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at September 30, 2007 and 2006, were as follows:

	2007		2006
($ in millions)
	Value	Yield(1)	Value	Yield(1)

Loans and debt securities:
Private finance	$3,106.8	11.8%	$2,905.2	12.5%
Commercial mortgage loans	64.2	6.4%	94.4	7.7%

Total loans and debt securities	3,171.0	11.7%	2,999.6	12.3%
Equity securities:
Preferred shares/income notes of CLOs	131.5	15.1%	87.7	13.7%

Total interest bearing securities	$3,302.5	11.9%	$3,087.3	12.4%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yields are computed as of the balance sheet date.
     Our interest income from our private finance loans and debt securities has increased year over year primarily as a result of the growth in this portfolio, net of the reduction in yield. The private finance loan and debt securities portfolio yield at September 30, 2007, of 11.8% as compared to the private finance loan and debt securities portfolio yield of 12.5% at September 30, 2006, reflects the mix of debt investments in the private finance loan and debt securities portfolio and an increase in non-accruing loans and debt securities. The weighted average yield varies from period to period based on the current stated interest on loans and debt securities and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”
      Interest income also includes the effective interest yield on our investments in the preferred shares/income notes of CLOs. Interest income from these investments has increased year over year primarily as a result of the growth in these assets. The weighted average yield on the preferred shares/income notes of the CLOs has increased from 13.7% at September 30, 2006, to 15.1% at September 30, 2007.
      Interest income from cash, U.S. Treasury bills, money market and other securities results primarily from interest earned on our liquidity portfolio and excess cash on hand. See “Financial Condition, Liquidity and Capital Resources” below. The value and weighted average yield of the liquidity portfolio was $200.7 million and 5.3%, respectively, at September 30, 2007, and $201.8 million and 5.3%, respectively, at December 31, 2006.
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
      Fees and other income for the three and nine months ended September 30, 2007 and 2006, included fees relating to the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Structuring and diligence	$7.3	$9.3	$15.3	$28.4
Management, consulting and other services provided to portfolio companies(1)	3.2	2.6	7.3	9.1
Commitment, guaranty and other fees from portfolio companies(2)	2.0	2.1	7.0	6.7
Loan prepayment premiums	0.1	0.7	3.7	7.7
Other income	0.1	—	0.2	—

Total fees and other income	$12.7	$14.7	$33.5	$51.9

(1)	The nine months ended September 30, 2006, includes $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion. The three and nine months ended September 30, 2006, included management fees from BLX of $0.5 million and $1.7 million, respectively. We have not charged BLX management fees in 2007. See “— Private Finance, Business Loan Express, LLC” above.

(2)	Includes guaranty and other fees from BLX of $1.3 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, and $4.1 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. See “— Private Finance, Business Loan Express, LLC” above.
     Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.
      Structuring and diligence fees primarily relate to the level of new investment originations. Private finance investments funded were $1.2 billion for the nine months ended September 30, 2007, as compared to $1.9 billion for the nine months ended September 30, 2006. This resulted in lower structuring and diligence fees in 2007 versus 2006.
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
      Mercury and BLX. At September 30, 2007, BLX represented 2.8% of our total assets. At September 30, 2006, Mercury and BLX together represented 10.7% of our total assets. Mercury was sold in August 2007 (see above). Total interest and related portfolio income from these investments for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Mercury	$1.0	$2.1	$5.3	$7.7
BLX	$1.3	$6.1	$4.1	$18.2
      See “— Portfolio and Investment Activity” above for further detail on Mercury and BLX.
      Operating Expenses. Operating expenses include interest, employee, employee stock options, and administrative expenses.
      Interest Expense. The fluctuations in interest expense during the three and nine months ended September 30, 2007 and 2006, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and nine months ended September 30, 2007 and 2006, were as follows:

	At and for the Three		At and for the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Total outstanding debt	$1,922.4	$1,590.7	$1,922.4	$1,590.7
Average outstanding debt	$1,921.1	$1,507.5	$1,909.5	$1,433.5
Weighted average cost(1)	6.6%	6.6%	6.6%	6.6%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
     In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $2.0 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Installment interest expense for the year ended December 31, 2007, is estimated to be a total of $6.4 million. See “Dividends and Distributions” below.
      Employee Expense. Employee expenses for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Salaries and employee benefits	$23.3	$19.6	$65.9	$54.6
Individual performance award (IPA)	2.4	2.1	7.4	6.0
IPA mark to market expense (benefit)	(2.0)	1.2	(3.6)	0.6
Individual performance bonus (IPB)	2.6	2.3	7.1	5.9

Total employee expense	$26.3	$25.2	$76.8	$67.1

Number of employees at end of period	178	168	178	168
      The change in salaries and employee benefits reflects the effect of compensation increases, the change in mix of employees given their area of responsibility and relevant experience level and an increase in the number of employees. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits included accrued bonuses of $11.1 million and $10.7 million for the three months ended September 30, 2007 and 2006, respectively, and $32.7 million and $27.6 million for the nine months ended September 30, 2007 and 2006, respectively.
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
      We also have an IPB, which is distributed in cash to award recipients throughout the year (beginning in February of each year) as long as the recipient remains employed by us.
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
      Stock Options Expense. Effective January 1, 2006, we adopted Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective method of application, which required us to recognize compensation costs on a prospective basis beginning January 1, 2006. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, will be recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for proforma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized in the consolidated statement of operations over the service period. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period. The stock option expense for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$1.7	$3.2	$8.2	$9.9
Options granted on or after January 1, 2006	2.2	0.4	8.9	2.0

Total options granted	3.9	3.6	17.1	11.9
Options cancelled in connection with tender offer (see below)	14.4	—	14.4	—

Total employee stock option expense	$18.3	$3.6	$31.5	$11.9

      Options Granted. In addition to the employee stock option expense for options granted, for both the nine months ended September 30, 2007 and 2006, administrative expense included $0.2 million of expense related to options granted to directors during each respective period. Options were granted to non-officer directors in the second quarters of 2007 and 2006. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.
      During the second quarter of 2007, options were granted for 6.4 million shares. One-third of the options granted to employees vested on June 30, 2007, therefore, approximately one-third of the expense related to this grant, or $5.9 million, was recorded in the second quarter of 2007. Of the remaining options granted, one-half will vest on June 30, 2008, and one-half will vest on June 30, 2009. We estimate that the employee-related stock option expense under SFAS 123R that will be recorded in our consolidated statement of operations, including the expense related to options granted in 2007 but excluding the expense related to the options cancelled in connection with the tender offer, will be approximately $21.0 million, $9.5 million, and $2.8 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes approximately $10.9 million, $6.6 million, and $2.8 million, respectively, related to options granted since adoption of SFAS 123R (January 1, 2006). This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to future stock option grants as the fair value of those stock options will be determined at the time of grant.
      Options Cancelled in Connection with Tender Offer. On July 18, 2007, we completed a tender offer related to our offer to all optionees who held vested “in-the-money” stock options as of June 20, 2007, the opportunity to receive an option cancellation payment (OCP) equal to the “in-the-money” value of the stock options cancelled, determined using the Weighted Average Market Price of $31.75, which would be paid one-half in cash and one-half in unregistered shares of our common stock. We accepted for cancellation 10.3 million vested options held by employees and non-officer directors, which in the aggregate had a weighted average exercise price of $21.50. This resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of 1.7 million unregistered shares of the Company’s common stock, determined using the Weighted Average Market Price of $31.75. The Weighted Average Market Price represented the volume weighted average price of our common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Our stockholders approved the issuance of the shares of our common stock in exchange for the cancellation of vested “in-the-money” stock options at our 2006 Annual Meeting of Stockholders. Cash payments to employee optionees were paid net of required payroll and income tax withholdings.
      As discussed above, the OCP was equal to the “in-the-money” value of the stock options cancelled, determined using the Weighted Average Market Price of $31.75, and was paid one-half in cash and one-half in unregistered shares of the Company’s common stock. In accordance with the terms of the tender offer, the Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Because the Weighted Average Market Price at the commencement of the tender offer on June 20, 2007, was higher than the market price of our common stock at the close of the offer on July 18, 2007, SFAS 123R required us to record employee-related stock option expense of $14.4 million and administrative expense related to stock options cancelled that were held by non-officer directors of $0.4 million. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on our net asset value. The portion of the OCP paid in cash of $52.8 million reduced our additional paid-in capital and therefore reduced our net asset value. For income tax purposes, our tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction for us resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Code for persons subject to Section 162(m).
      At September 30, 2007, subsequent to the completion of the tender offer and the cancellation of the 10.3 million vested options, there were 18.5 million options outstanding and 10.7 million shares available to be granted under our Stock Option Plan. The Board of Directors adopted a target ownership program that establishes minimum ownership levels for our senior officers and continues to further align the interests of our officers with those of our stockholders.
      Administrative Expenses. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses. Administrative expenses for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three		For the Nine
	Months Ending		Months Ending
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Administrative expenses	$9.7	$7.6	$33.2	$25.3
Investigation and litigation costs	0.8	0.6	5.0	4.0

Total administrative expenses	$10.5	$8.2	$38.2	$29.3

      Administrative expenses, excluding investigation and litigation costs, for the nine months ended September 30, 2007, included costs of $1.4 million incurred in the first quarter of 2007 to engage a third party to work with BLX, a portfolio company controlled by us, to conduct a review of BLX’s internal control systems. See “— Private Finance, Business Loan Express, LLC” above. In addition, administrative expenses for the nine months ended September 30, 2007, included $2.5 million in placement fees related to securing equity commitments to the Allied Capital Senior Debt Fund, L.P. in the second quarter of 2007. See “— Private Finance, Allied Capital Senior Debt Fund, L.P.” above.

      Investigation and litigation costs include costs associated with requests for information in connection with government investigations and other legal matters. We expect that we will continue to incur legal and other costs associated with these matters. These expenses remain difficult to predict. See “Legal Proceedings” under Item 1 of Part II.
      Income Tax Expense (Benefit), Including Excise Tax.     Income tax expense (benefit) for the three and nine months ended September 30, 2007 and 2006, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ending
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Income tax expense (benefit)	$2.2	$(0.6)	$(0.5)	$0.2
Excise tax expense	9.0	2.2	16.6	13.8

Income tax expense (benefit), including excise tax	$11.2	$1.6	$16.1	$14.0

      Our wholly owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.
      Our estimated annual taxable income for 2007 currently exceeds our estimated dividend distributions to shareholders from such taxable income in 2007, and such estimated excess taxable income will be distributed in 2008. Therefore, we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income over the amount of actual distributions from such taxable income. We have recorded an estimated excise tax of $9.0 million and $16.6 million for the three and nine months ended September 30, 2007, respectively. See “Dividends and Distributions.” While excise tax expense is presented in the consolidated statement of operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.
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
      Realized Gains and Losses. Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
($ in millions)
Realized gains	$275.8	$12.6	$396.4	$550.1
Realized losses	(63.4)	(2.7)	(81.5)	(7.1)

Net realized gains	$212.4	$9.9	$314.9	$543.0

      When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months and nine months ended September 30, 2007 and 2006, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

($ in millions)	2007	2006	2007	2006

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(243.9)	$(10.2)	$(330.9)	$(499.4)
Reversal of previously recorded net unrealized depreciation associated with realized losses	65.8	2.2	88.1	5.4

Total reversal	$(178.1)	$(8.0)	$(242.8)	$(494.0)

      Realized gains for the three months ended September 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$259.5
Woodstream Corporation	14.6
Mogas Energy, LLC	1.2
Other	0.5

Total realized gains	$275.8

2006

Portfolio Company	Amount

Private Finance:
Oriental Trading Company, Inc.	$8.9
Component Hardware Group, Inc.	2.8
Advantage Sales & Marketing, Inc.	0.7
Other	0.2

Total realized gains	$12.6

      Realized losses for the three months ended September 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Jakel, Inc.	$24.8
Startec Global Communications Corporation	20.2
Gordian Group, Inc.	9.7
Universal Environmental Services, LLC	8.6
Other	0.1

Total realized losses	$63.4

2006

Portfolio Company	Amount

Private Finance:
Cooper Natural Resources, Inc.	$2.2
Other	0.5

Total realized losses	$2.7

      Realized gains for the nine months ended September 30, 2007 and 2006 were as follows:
($ in million)

2007

Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$259.5
HMT, Inc.	39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Woodstream Corporation	14.6
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	5.7
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	2.2

Total realized gains	$396.4

2006

Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$434.4
STS Operating, Inc.	94.8
Oriental Trading Company, Inc.	8.9
United Site Services, Inc.	3.3
Component Hardware Group, Inc.	2.8
Nobel Learning Communities, Inc.	1.5
MHF Logisitical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.5

Total private finance	549.5

Commercial Real Estate:
Other	0.6

Total commercial real estate	0.6

Total realized gains	$550.1

      Realized losses for the nine months ended September 30, 2007 and 2006, were as follows:
($ in millions)

2007

Portfolio Company	Amount

Private Finance:
Jakel, Inc.	$24.8
Startec Global Communications, Inc.	20.2
Powell Plant Farms, Inc.	11.6
Gordian Group, Inc.	9.7
Universal Environmental Services, LLC	8.6
Legacy Partners Group, LLC	5.8
Other	0.8

Total realized losses	$81.5

2006

Portfolio Company	Amount

Private Finance:
Cooper Natural Resources, Inc.	$2.2
Aspen Pet Products, Inc.	1.6
Nobel Learning Communities, Inc.	1.4
Other	1.0

Total private finance	6.2

Commercial Real Estate:
Other	0.9

Total commercial real estate	0.9

Total realized losses	$7.1

      Change in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2007, portfolio investments recorded at fair value were approximately 89% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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
      There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values. However, we must derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. This financial and other information is generally obtained from the portfolio companies, and may represent unaudited, projected or pro forma financial information. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-

recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.
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

	2007			2006

	Q1	Q2	Q3	Q1	Q2	Q3

Number of private finance portfolio companies reviewed	88	92	135	78	78	105
Percentage of private finance portfolio reviewed at value	91.8%	92.1%	92.1%	87.0%	89.6%	86.5%
      Professional fees for third-party valuation assistance were $1.5 million for the year ended December 31, 2006, and are estimated to be approximately $1.7 million for 2007.
      Net Change in Unrealized Appreciation or Depreciation. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2007 and 2006, consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2007(1)	2006(1)	2007(1)	2006(1)
($ in millions)
Net unrealized appreciation (depreciation)	$(149.1)	$27.3	$(29.3)	$22.1
Reversal of previously recorded unrealized appreciation associated with realized gains	(243.9)	(10.2)	(330.9)	(499.4)
Reversal of previously recorded unrealized depreciation associated with realized losses	65.8	2.2	88.1	5.4

Net change in unrealized appreciation or depreciation	$(327.2)	$19.3	$(272.1)	$(471.9)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.
     Valuation of Business Loan Express, LLC. Our investment in BLX totaled $324.6 million at cost and $136.7 million at value, which included unrealized depreciation of $187.9 million, at September 30, 2007, and $295.3 million at cost and $210.7 million at value, which included unrealized depreciation of $84.6 million, at December 31, 2006. Net change in unrealized appreciation or depreciation included a net decrease of $84.1 million and $103.2 million for the three and nine months ended September 30, 2007, respectively. We received valuation assistance from Duff & Phelps for our investment in BLX at September 30, 2007, and December 31, 2006. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.
      To determine the value of our investment in BLX at September 30, 2007, we performed numerous valuation analyses to determine a range of values including: (1) analysis of comparable public company trading multiples; (2) analysis of BLX’s value assuming an initial public offering;

(3) analysis of merger and acquisition transactions for financial services companies; (4) a discounted dividend analysis; and (5) adding BLX’s net asset value (adjusted for certain discounts) to the estimated value of BLX’s business operations, which was determined by using a discounted cash flow model. With respect to the analysis of comparable public company trading multiples and the analysis of BLX’s value assuming an initial public offering, we compute a median trailing and forward price earnings multiple to apply to BLX’s pro-forma net income adjusted for certain capital structure changes that we believe would likely occur should the company be sold. Each quarter we evaluate which public commercial finance companies should be included in the comparable group. The comparable group at September 30, 2007, was made up of CIT Group, Inc., Financial Federal Corporation, GATX Corporation, and Marlin Business Services Corporation, which is consistent with the comparable group at both June 30, 2007, and December 31, 2006. The fair value of BLX at September 30, 2007, was within the range of values determined by these valuation analyses.
      The value of BLX at September 30, 2007, reflects a strategic change in the business operations of the company. We have been working with BLX on evaluating a number of strategic alternatives for BLX and have concluded that the company needs to make a strategic shift in its business operations and de-emphasize government guaranteed lending programs. BLX plans instead to further build its conventional small business and small commercial real estate lending activity. Under its new business plan, BLX intends to reduce its annual loan origination volume by about 30% in the next fiscal year, and then over time, it plans to rebuild its loan origination volume in conventional and commercial real estate loans. The inherent risks in repositioning the business combined with the reduction in loan origination volume in the projection period used to value BLX resulted in a decrease in the value of our investment. In addition, value was negatively impacted by a reduction in value of residual interests and the net book value of BLX. We also continued to consider BLX’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at September 30, 2007. (See “ — Private Finance, Business Loan Express, LLC” above.)
      Per Share Amounts. All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 155.3 million and 147.1 million for the three months ended September 30, 2007 and 2006, respectively, and were 154.7 million and 144.0 million for the nine months ended September 30, 2007 and 2006, respectively.
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
      Dividends are paid to shareholders from taxable income. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses generally are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. See “Dividends and Distributions” below.

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
DIVIDENDS AND DISTRIBUTIONS
      Dividends to common shareholders for the nine months ended September 30, 2007 and 2006, were $293.7 million and $255.4 million, respectively, or $1.92 per common share for the nine months ended September 30, 2007, and $1.80 per common share for the nine months ended September 30, 2006. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007. An extra cash dividend of $0.03 per common share was declared during 2005 and was paid to shareholders on January 27, 2006.
      The Board of Directors has declared a dividend of $0.65 per common share for the fourth quarter of 2007, and an extra cash dividend of $0.07 per common share, which will be paid to shareholders on December 27, 2007.
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
      Our annual taxable income for 2006 exceeded our dividend distributions to shareholders for 2006 from such taxable income, and, therefore, we carried over excess taxable income of $402.8 million for distribution to shareholders in 2007. Excess taxable income for 2006 represents $126.7 million of ordinary income and $276.1 million of net long-term capital gains.
      Dividends paid in 2007 will first be paid out of the excess taxable income carried over from 2006. For the nine months ended September 30, 2007, we paid dividends of $293.7 million. The remainder of 2006 excess taxable income to be distributed during the fourth quarter of 2007 is approximately $109.1 million. In accordance with regulated investment company distribution rules, we were required to declare current year dividends to be paid from carried over excess taxable income from 2006 before we filed our 2006 tax return in September 2007, and we must pay such dividends by December 31, 2007. To comply with these rules, on July 27, 2007, our Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2007. Our Board of Directors also declared an extra dividend of $0.07 per share on September 14, 2007. The third quarter dividend was paid on September 26, 2007, and the fourth quarter dividend will be paid on December 26, 2007. The extra dividend will be paid on December 27, 2007. We expect that substantially all of the 2007 dividend payments will be made from excess 2006 taxable earnings.
      Given that substantially all of the 2007 dividend payments will be made from excess taxable income carried over from 2006, we currently expect to carry over substantially all of our estimated annual taxable income for 2007 for distribution to shareholders in 2008. We will generally be required to pay a nondeductible 4% excise tax on the excess of 98% of our taxable income for 2007 over the amount of actual distributions from such taxable income in 2007. For the nine months ended September 30, 2007, we have recorded an excise tax of $16.6 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2007 may be adjusted as appropriate in the remainder of 2007 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2007 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2007 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
      For the nine months ended September 30, 2007, the sum of our net investment income and net realized gains was $397.9 million, which represents the primary components of our taxable income. Net investment income and net realized gains for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.
      In addition, we had cumulative deferred taxable income related to installment sale gains of $221.9 million as of December 31, 2006. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. See “Other Matters — Regulated Investment Company Status” above.

      To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the nine months ended September 30, 2007 and 2006, was $4.3 million and $0.7 million, respectively. See “— Results of Operations” above.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
      At September 30, 2007, and December 31, 2006, our liquidity portfolio, cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

	2007	2006
($ in millions)
Liquidity portfolio (includes money market and other securities)	$200.7	$201.8
Cash and investments in money market securities (including money market and other securities: 2007-$90.4; 2006-$0.4)	$105.2	$2.1
Total assets	$4,861.5	$4,887.5
Total debt outstanding	$1,922.4	$1,899.1
Total shareholders’ equity	$2,765.8	$2,841.2
Debt to equity ratio(1)	0.70	0.67
Asset coverage ratio(2)	244%	250%

(1)	The debt to equity ratio adjusted for the liquidity portfolio and cash and investments in money market securities was 0.58 and 0.60 at September 30, 2007, and December 31, 2006, respectively, which is calculated as (a) total debt less the value of the liquidity portfolio divided by (b) total shareholders’ equity.

(2)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.
     Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the nine months ended September 30, 2007 and 2006, was as follows:

	2007	2006
($ in millions)
Net cash provided by (used in) operating activities	$240.8	$(303.6)
Add: portfolio investments funded	1,236.7	1,700.8

Total cash provided by operating activities before new investments	$1,477.5	$1,397.2

      In addition to the net cash flow provided by our operating activities before funding investments, we have sources of liquidity through our liquidity portfolio and revolving line of credit as discussed below.
      At September 30, 2007, and December 31, 2006, the value and yield of the securities in the liquidity portfolio were as follows:

	2007		2006

	Value	Yield	Value	Yield
($ in millions)
Money market securities	$200.7	5.3%	$161.2	5.3%
Certificate of deposit	—	—	40.6	5.6%

Total	$200.7	5.3%	$201.8	5.3%

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
      We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to bridge to long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. Availability on the revolving line of credit, net of amounts committed for standby letters of credit issued under the line of credit facility, was $859.0 million on September 30, 2007. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate debt portfolio and our equity portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.
      During the nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006, we sold new equity of $93.8 million, $218.9 million, and $295.8 million, respectively, in public offerings. In addition, shareholders’ equity increased by $25.9 million, $23.2 million, and $27.7 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, respectively. For the nine months ended September 30, 2007, shareholders’ equity decreased by $52.8 million for the cash portion of the option cancellation payment made in connection with our tender offer. See “— Results of Operations, Stock Option Expense, Options Cancelled in Connection with Tender Offer.” See Note 12 to our consolidated financial statements for further detail on the change in shareholders’ equity for the period.
      We currently target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage.
      At September 30, 2007, and December 31, 2006, we had outstanding debt as follows:

	2007				2006

			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,042.4	$1,042.4	6.1%		$1,041.4	$1,041.4	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		650.0	650.0	6.6%

Total notes payable and debentures	1,922.4	1,922.4	6.4%		1,691.4	1,691.4	6.3%
Revolving line of credit(4)	922.5	—	—	%(2)	922.5	207.7	6.4	%(2)

Total debt	$2,844.9	$1,922.4	6.6	%(3)	$2,613.9	$1,899.1	6.5	% (3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

(2)	There were no amounts drawn on the revolving line of credit at September 30, 2007. The annual interest cost at December 31, 2006, reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $4.1 million and $3.9 million at September 30, 2007, and December 31, 2006, respectively.

(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

(4)	At September 30, 2007, $859.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $63.5 million issued under the credit facility.

     Privately Issued Unsecured Notes Payable. We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities and fixed rates of interest. The notes require payment of interest only semi-annually, and all principal is due upon maturity. At September 30, 2007, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.
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
      Publicly Issued Unsecured Notes Payable. At September 30, 2007, we had outstanding publicly issued unsecured notes as follows:

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
      Revolving Line of Credit. At September 30, 2007, and December 31, 2006, we had an unsecured revolving line of credit with a committed amount of $922.5 million that expires on September 30, 2008. At our option, borrowings under the revolving line of credit generally bear interest at a rate equal to (i) LIBOR (for the period we select) plus 1.05% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.20% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans and monthly payments of interest on other loans. All principal is due upon maturity.
      At September 30, 2007, there was no outstanding balance on our unsecured revolving line of credit. The amount available under the line at September 30, 2007, was $859.0 million, net of amounts committed for standby letters of credit of $63.5 million. Net repayments under the revolving lines of credit for the nine months ended September 30, 2007, were $207.8 million.

      We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at September 30, 2007. These covenants require us to maintain certain financial ratios, including debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2007, we were in compliance with these covenants.
      We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At September 30, 2007, we were in compliance with these covenants.
      The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2007.

		Payments Due By Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Unsecured notes payable	$1,922.4	$—	$153.0	$269.9	$408.0	$472.5	$619.0
Revolving line of credit(1)	—	—	—	—	—	—	—
Operating leases	21.3	1.1	4.4	4.6	4.5	1.8	4.9

Total contractual obligations	$1,943.7	$1.1	$157.4	$274.5	$412.5	$474.3	$623.9

(1)	At September 30, 2007, $859.0 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $63.5 million issued under the credit facility.
Off-Balance Sheet Arrangements
      In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt, rental and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2007.

		Amount of Commitment Expiration Per Year

							After
	Total	2007	2008	2009	2010	2011	2011
($ in millions)
Guarantees	$263.9	$3.0	$3.0	$251.5	$—	$4.4	$2.0
Standby letters of credit(1)	63.5	—	63.5	—	—	—	—

Total commitments(2)	$327.4	$3.0	$66.5	$251.5	$—	$4.4	$2.0

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit in September 2008.

(2)	Our most significant commitments relate to our investment in Business Loan Express, LLC (BLX), which commitments totaled $271.0 million at September 30, 2007. At September 30, 2007, the principal components of these guarantees included a guarantee of 60% of the outstanding total obligations on BLX’s revolving line of credit, which expires in March 2009, for a total guaranteed amount of $249.0 million and standby letters of credit totaling $19.0 million in connection with term securitizations completed by BLX. See “— Private Finance, Business Loan Express, LLC” above for further discussion.
     In addition, we had outstanding commitments to fund investments totaling $469.0 million at September 30, 2007. See “— Portfolio and Investment Activity — Outstanding Commitments” above.

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
        Loans and Debt Securities. Our loans and debt securities generally do not trade. We typically exit our loans and debt securities upon the sale or recapitalization of the portfolio company. Therefore, we generally determine the enterprise value of the portfolio company and then allocate that value to the loans and debt securities in order of the legal priority of the contractual obligations, with the remaining value, if any, going to the portfolio company’s outstanding equity securities. For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount. The value of loan and debt securities may be greater than our cost basis if the amount that would be repaid on the loan or debt security upon the sale or recapitalization of the portfolio company is greater than our cost basis.
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
      (b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      On June 23, 2004, we were notified by the SEC that they were conducting an informal investigation of us. The investigation related to the valuation of securities in our private finance portfolio and other matters. On June 20, 2007, we announced that we entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, we agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, we did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in our private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered us to continue to maintain certain of our current valuation-related controls. Specifically, for a period of two years, we have undertaken to: (1) continue to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee our quarterly valuation processes; and (2) continue to employ third-party valuation consultants to assist in our quarterly valuation processes.
      On December 22, 2004, we received letters from the U.S. Attorney for the District of Columbia requesting the preservation and production of information regarding us and Business Loan Express, LLC in connection with a criminal investigation relating to matters similar to those investigated by and settled with the SEC as discussed above. We produced materials in response to the requests from the U.S. Attorney’s office and certain current and former employees were interviewed by the U.S. Attorney’s Office. We have voluntarily cooperated with the investigation.
      In late December 2006, we received a subpoena from the U.S. Attorney for the District of Columbia requesting, among other things, the production of records regarding the use of private investigators by us or our agents. The Board established a committee, which was advised by its own counsel, to review this matter. In the course of gathering documents responsive to the subpoena, we became aware that an agent of Allied Capital obtained what were represented to be telephone records of David Einhorn and which purport to be records of calls from Greenlight Capital during a period of time in 2005. Also, while we were gathering documents responsive to the subpoena, allegations were made that our management had authorized the acquisition of these records and that management was subsequently advised that these records had been obtained. Our management has stated that these allegations are not true. We are cooperating fully with the inquiry by the U.S. Attorney’s Office.
      On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. On October 5, 2007, Rena Nadoff sent a letter to our Board of Directors with substantially the same claims and a request that the Board of Directors investigate the claims and take appropriate action. The Board of Directors has established a committee, which is advised by its own counsel, to review the matter.
      On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between

November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously. On September 13, 2007, we filed a motion to dismiss the lawsuit. The motion is pending.
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
      Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At September 30, 2007, portfolio investments recorded at fair value were 89% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of

Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.
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
      Business Loan Express, LLC (BLX) represented 2.8% of our total assets at September 30, 2007, and 1.2% of our total interest and related portfolio income for the nine months ended September 30, 2007. BLX is a national, non-bank lender that currently participates in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by BLX. The OIG and the U.S. Department of Justice are also conducting a civil investigation of BLX’s lending practices in various jurisdictions. As an SBA lender, BLX is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of BLX’s lending practices under the Business and Industry Loan program. These investigations, audits and reviews are ongoing.
      These investigations, audits and reviews, changes in the laws or regulations that govern SBLCs or the SBA 7(a) Guaranteed Loan Program, or changes in government funding for this program could have a material adverse impact on BLX and, as a result, could negatively affect our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Business Loan Express, LLC and — Valuation of Business Loan Express, LLC”.
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
      At September 30, 2007, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.6% and a debt to equity ratio of 0.70 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.6% as of September 30, 2007, which returns were achieved.
      We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders. Under the 1940 Act and the covenants applicable to our public debt, we must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2007, our asset coverage for senior indebtedness was 244%.
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
      Assuming that the balance sheet as of September 30, 2007, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 2% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended September 30, 2007, we issued a total of 140,384 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $4.2 million.
      In July 2007, we completed a tender offer related to our offer to all optionees who held vested “in-the-money” stock options as of June 20, 2007, the opportunity to receive an option cancellation payment (“OCP”) equal to the “in-the-money” value of the stock options cancelled, determined based on the Weighted Average Market Price of $31.75. The OCP was paid one-half in cash and one-half in unregistered shares of our common stock. We accepted for cancellation 10.3 million vested options, which in the aggregate had a weighted average exercise price of $21.50. This resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of 1.7 million unregistered shares of the Company’s common stock, determined using the Weighted Average Market Price of $31.75. The Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. The 1.7 million shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933.
      We received no net proceeds in conjunction with the above transactions.

Issuer Purchases of Equity Securities
      The following table provides information for the quarter ended September 30, 2007, regarding shares of our common stock that were purchased under The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (2005 DCP I) and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (2005 DCP II), which are administered by third-party trustees. The administrator of the 2005 DCP I and the 2005 DCP II is the Compensation Committee of our Board of Directors.

	Total Number
	of Shares	Average Price
	Purchased	Paid Per Share

2005 DCP I(1)
7/1/2007 to 7/31/2007	105	$31.37
8/1/2007 to 8/31/2007	—	$—
9/1/2007 to 9/30/2007	—	$—
2005 DCP II(2)
7/1/2007 to 7/31/2007	22,814	$31.37
8/1/2007 to 8/31/2007	—	$—
9/1/2007 to 9/30/2007	83,250	$28.67

Total	106,169	$29.25

(1)	The 2005 DCP I is an unfunded plan, as defined by the Internal Revenue Code of 1986, that provides for the deferral of compensation by our directors, employees, and consultants. In addition, we may make contributions to 2005 DCP I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants are eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The 2005 DCP I is managed through a trust by a third-party trustee, and we fund this plan through cash contributions. Directors may choose to defer director’s fees through the 2005 DCP I, and may choose to invest such deferred income in shares of our common stock. To the extent a director elects to invest in our common stock, the trustee of the 2005 DCP I will be required to use such deferred director’s fees to purchase shares of our common stock in the market.

(2)	We have established a long-term incentive compensation program whereby we will generally determine an individual performance award for certain officers annually at the beginning of each year. The Compensation Committee may adjust the individual performance awards as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the 2005 DCP II, which is an unfunded plan as defined by the Internal Revenue Code of 1986 that is managed through a trust by a third-party trustee. The individual performance awards are deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the 2005 DCP II requires the trustee to use the cash exclusively to purchase shares of our common stock in the market. In addition, dividends received on the Allied Capital shares held in the trust are reinvested in our common stock.
Item 3.  Defaults Upon Senior Securities
      Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
Item 5.  Other Information
      None.

Item 6.  Exhibits
      (a) List of Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2		Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on July 30, 2007).
4.1		Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3		Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.4		Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/ A (File No. 333-133755) filed on June 21, 2006).
4.5		Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6		Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7		Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8		Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9		Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10		Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007.(Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11		Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4	.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).

Exhibit
Number		Description

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2		Credit Agreement, dated September 30, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 3, 2005).
10	.2(a)	First Amendment to Credit Agreement, dated November 4, 2005. (Incorporated by reference to Exhibit 10.2(a) filed with Allied Capital’s Form 10-Q for the period ended September 30, 2005).
10	.2(b)	Second Amendment to Credit Agreement, dated May 11, 2006.(Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 12, 2006).
10	.2(c)	Third Amendment to Credit Agreement, dated May 19, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 23, 2006).
10.3		Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.4		Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.15		Control Investor Guaranty Agreement, dated as of March 17, 2006, between Allied Capital and CitiBank, N.A. and Business Loan Express, LLC (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on March 23, 2006).
10.17		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18		The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10	.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.19		Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10	.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10	.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10	.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit
Number		Description

10	.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10	.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10	.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10	.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10	.20(h)*	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008.
10.21		Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22		Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10	.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23		Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10	.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25		Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26		Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27		Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28		Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29		Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30		Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).

Exhibit
Number		Description

10.31		Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.37		Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38		Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.39		Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.40		Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41		Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42		Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11		Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15	*	Letter regarding Unaudited Interim Financial Information.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 8, 2007	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.20(h)*	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008.
15		Letter regarding Unaudited Interim Financial Information.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.