Form 10-Q
period 2008-03-31
ALLIED CAPITAL CORP
filed 2008-05-12
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On May 9, 2008, there were 169,691,875 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2008-$1,656,009; 2007-$1,622,094)	$1,157,473	$1,279,080
Companies 5% to 25% owned (cost: 2008-$361,410; 2007-$426,908)	381,758	389,509
Companies less than 5% owned (cost: 2008-$3,001,894; 2007-$2,994,880)	2,980,548	2,990,732

Total private finance (cost: 2008-$5,019,313; 2007-$5,043,882)	4,519,779	4,659,321
Commercial real estate finance (cost: 2008-$89,707; 2007-$96,942)	115,854	121,200

Total portfolio at value (cost: 2008-$5,109,020; 2007-$5,140,824)	4,635,633	4,780,521
Investments in U.S. Treasury bills, money market and other securities	120,406	201,222
Accrued interest and dividends receivable	73,709	71,429
Other assets	171,327	157,864
Cash	81,167	3,540

Total assets	$5,082,242	$5,214,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2008-$170,813; 2007-$153,000)	$1,922,813	$1,922,220
Revolving line of credit	268,750	367,250
Accounts payable and other liabilities	62,261	153,259

Total liabilities	2,253,824	2,442,729

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 166,472 and 158,002 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	16	16
Additional paid-in capital	2,823,218	2,657,939
Common stock held in deferred compensation trusts	—	(39,942)
Notes receivable from sale of common stock	(2,549)	(2,692)
Net unrealized appreciation (depreciation)	(492,731)	(379,327)
Undistributed earnings	500,464	535,853

Total shareholders’ equity	2,828,418	2,771,847

Total liabilities and shareholders’ equity	$5,082,242	$5,214,576

Net asset value per common share	$16.99	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three
	Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$28,624	$27,157
Companies 5% to 25% owned	12,674	11,861
Companies less than 5% owned	93,362	62,965

Total interest and dividends	134,660	101,983

Fees and other income
Companies more than 25% owned	5,465	3,989
Companies 5% to 25% owned	53	28
Companies less than 5% owned	4,766	1,952

Total fees and other income	10,284	5,969

Total interest and related portfolio income	144,944	107,952

Expenses:
Interest	37,560	30,288
Employee	22,652	21,928
Employee stock options	4,195	3,661
Administrative	9,019	13,224

Total operating expenses	73,426	69,101

Net investment income before income taxes	71,518	38,851
Income tax expense (benefit), including excise tax	1,969	(649)

Net investment income	69,549	39,500

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(303)	(1,350)
Companies 5% to 25% owned	1,243	166
Companies less than 5% owned	2,203	28,850

Total net realized gains	3,143	27,666
Net change in unrealized appreciation or depreciation	(113,404)	65,920

Total net gains (losses)	(110,261)	93,586

Net increase (decrease) in net assets resulting from operations	$(40,712)	$133,086

Basic earnings (loss) per common share	$(0.25)	$0.89

Diluted earnings (loss) per common share	$(0.25)	$0.87

Weighted average common shares outstanding — basic	161,507	149,503

Weighted average common shares outstanding — diluted	161,507	152,827

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

Operations:
Net investment income	$69,549	$39,500
Net realized gains	3,143	27,666
Net change in unrealized appreciation or depreciation	(113,404)	65,920

Net increase (decrease) in net assets resulting from operations	(40,712)	133,086

Shareholder distributions:
Common stock dividends	(108,081)	(95,753)

Net decrease in net assets resulting from shareholder distributions	(108,081)	(95,753)

Capital share transactions:
Sale of common stock	170,883	93,784
Issuance of common stock in lieu of cash distributions	3,751	4,266
Issuance of common stock upon the exercise of stock options	—	1,366
Stock option expense	4,195	3,661
Net decrease in notes receivable from sale of common stock	143	135
Purchase of common stock held in deferred compensation trusts	(943)	(3,089)
Distribution of common stock held in deferred compensation trusts	27,335	53
Other	—	(476)

Net increase in net assets resulting from capital share transactions	205,364	99,700

Total increase in net assets	56,571	137,033
Net assets at beginning of period	2,771,847	2,841,244

Net assets at end of period	$2,828,418	$2,978,277

Net asset value per common share	$16.99	$19.58

Common shares outstanding at end of period	166,472	152,124

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,
(in thousands)	2008	2007
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(40,712)	$133,086
Adjustments:
Portfolio investments	(275,130)	(170,216)
Principal collections related to investment repayments or sales	264,777	235,509
Payment-in-kind interest and dividends, net of cash collections	(13,392)	(8,143)
Change in accrued interest and dividends	(2,280)	(3,124)
Net collection (amortization) of discounts and fees	(3,748)	(1,844)
Redemption of (investments in) U.S. Treasury bills, money market and other securities	80,834	(66,335)
Stock option expense	4,195	3,661
Changes in other assets and liabilities	(46,218)	(40,453)
Depreciation and amortization	528	507
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	(565)	(2,814)
Realized losses	29,597	5,515
Net change in unrealized (appreciation) or depreciation	113,404	(65,920)

Net cash provided by operating activities	111,290	19,429

Cash flows from financing activities:
Sale of common stock	170,883	93,784
Sale of common stock upon the exercise of stock options	—	1,366
Collections of notes receivable from sale of common stock	143	135
Borrowings under notes payable	—	200,000
Net borrowings under (repayments on) revolving line of credit	(98,500)	(207,750)
Purchase of common stock held in deferred compensation trusts	(943)	(3,089)
Other financing activities	(916)	(6,325)
Common stock dividends and distributions paid	(104,330)	(98,910)

Net cash provided by (used in) financing activities	(33,663)	(20,789)

Net increase (decrease) in cash	77,627	(1,360)
Cash at beginning of period	3,540	1,687

Cash at end of period	$81,167	$327

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$860	$860

(Private Equity Fund)	Total Investment		860	860

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	26,986	—
(Business Services)	Equity Interests		6,400	—

	Total Investment		33,386	—

	Guaranty ($1,100)
	Standby Letters of Credit ($231)

AllBridge Financial, LLC	Equity Interests		21,744	15,470

(Asset Management)	Total Investment		21,744	15,470

	Standby Letter of Credit ($30,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	32,605

(Private Debt Fund)	Total Investment		31,800	32,605

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		611	1,684
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		611	1,684

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	157
(Business Services)	Common Stock (2,750 shares)		—	1,037

	Total Investment		—	1,194

Aviation Properties Corporation	Common Stock (100 shares)		65	—

(Business Services)	Total Investment		65	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	3,141
(Consumer Products)	Common Stock (148,838 shares)		3,847	—

	Total Investment		16,568	3,141

Calder Capital Partners, LLC(5)	Senior Loan (9.4%, Due 5/09)(6)	2,880	2,880	3,073
(Asset Management)	Equity Interests		2,397	3,534

	Total Investment		5,277	6,607

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/08)	1,500	1,500	1,500
(Asset Management)	Subordinated Debt (16.6%, Due 10/08 – 2/14)	11,180	11,180	11,180
	Common Stock (100 shares)		2,067	40,022

	Total Investment		14,747	52,702

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Class A Equity Interests (25.0% — See Note 3)(6)	$99,044	$99,044	$29,291
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,301	—

	Total Investment		327,781	29,291

	Guaranty ($384,819 — See Note 3)
	Standby Letters of Credit ($59,500 — See Note 3)

CitiPostal Inc.	Senior Loan (6.1%, Due 12/13)	691	680	680
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,369	51,126	51,126
	Subordinated Debt (16.0%, Due 12/15)	8,092	8,092	8,092
	Common Stock (37,024 shares)		12,726	16,777

	Total Investment		72,624	76,675

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,923	31,923
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,545	5,545
	Common Stock (763,333 shares)		14,362	28,008

	Total Investment		51,830	65,476

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	38,306	38,180	38,180
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	27,482

	Total Investment		66,924	65,662

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 12/07)	433	433	433
(Business Services/	Subordinated Debt (11.0%, Due 1/10 – 6/17)	31,095	30,979	30,979
Broadcasting & Cable)	Subordinated Debt (12.5%, Due 11/07 – 3/08)(6)	1,450	1,450	1,683
	Common Stock (174 shares)		80,571	24,313

	Total Investment		113,433	57,408

	Guaranty ($900)
	Standby Letters of Credit ($200)

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	49,841	49,706	49,706
(Financial Services)	Common Stock (1,809,159 shares)		22,644	11,006

	Total Investment		72,350	60,712

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,056	67,898	67,898
(Financial Services)	Preferred Stock (9,458 shares)		8,865	17,551
	Common Stock (12,711 shares)		12,783	24,021

	Total Investment		89,546	109,470

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. had a cost basis of $113.4 million and holds investments in Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a value of $54.9 million, and Longview Cable & Data, LLC (Broadcasting & Cable) with a value of $2.6 million, for a total value of $57.4 million.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
ForeSite Towers, LLC	Equity Interest		$—	$803

(Tower Leasing)	Total Investment		—	803

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,350	1,350	1,350

(Business Services)	Total Investment		1,350	1,350

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	29,277	29,277	29,628
(Retail)	Common Stock (93,500 shares)		5,151	1,150

	Total Investment		34,428	30,778

Hot Stuff Foods, LLC	Senior Loan (6.2%, Due 2/11-2/12)	52,414	52,238	52,238
(Consumer Products)	Subordinated Debt (9.9%, Due 8/12)	30,540	30,452	20,399
	Subordinated Debt (15.4%, Due 2/13)(6)	52,373	52,151	—
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		191,028	72,637

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	55,927	55,717	55,717
(Retail)	Common Stock (358,428 shares)		35,828	36,824

	Total Investment		91,545	92,541

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	321

(Business Services)	Total Investment		—	321

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	45,554	45,441	45,441
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	16,967
	Preferred Stock (25,000 shares)		25,000	10,561
	Common Stock (620,000 shares)		6,325	—

	Total Investment		92,896	72,969

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	748

(Industrial Products)	Total Investment		748	748

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	843	843	843
(Financial Services)	Equity Interests		4,261	1,145

	Total Investment		5,104	1,988

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 3/07)	828	828	828
(Business Services)	Equity Interest		1,809	850

	Total Investment		2,637	1,678

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	$49,841	$49,613	$9,319
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,555	9,319

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,645	30,645
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	40,447	40,239	40,239
	Common Stock (559,377 shares)		555	4,373

	Total Investment		71,439	75,257

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,402	18,325	18,325
(Consumer Products)	Equity Interests		15,857	25,302

	Total Investment		34,182	43,627

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,145	37,011	37,011
(Business Services)	Equity Interests		18,850	33,522

	Total Investment		55,861	70,533

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	26,542	26,461	26,461
(Business Services)	Common Stock (55,112 shares)		11,785	23,751

	Total Investment		38,246	50,212

Startec Equity, LLC	Equity Interests		191	397

(Telecommunications)	Total Investment		191	397

Sweet Traditions, Inc.	Senior Loan (10.0%, Due 9/08)(6)	694	694	427

(Retail)	Total Investment		694	427

Unitranche Fund LLC	Subordinated Certificates (12.4%)		31,491	31,491
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		31,492	31,492

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)	2,695	2,539	2,539
(Business Services)	Equity Interests		11,384	18,664
	Warrants		144	236

	Total Investment		14,067	21,439

Total companies more than 25% owned			$1,656,009	$1,157,473

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$20,774	$20,650	$20,774
(Business Services)	Equity Interests		421	1,075
	Option		25	25

	Total Investment		21,096	21,874

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	156,218	155,663	157,443
(Business Services)	Equity Interests		—	10,200

	Total Investment		155,663	167,643

Air Medical Group Holdings LLC	Senior Loan (5.2%, Due 3/11)	4,023	3,977	3,865
(Healthcare Services)	Equity Interests		2,993	9,900

	Total Investment		6,970	13,765

Alpine ESP Holdings, Inc.	Preferred Stock (536 shares)		536	622
(Business Services)	Common Stock (11,657 shares)		12	—

	Total Investment		548	622

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	7,789	7,789	7,789
(Consumer Products)	Equity Interests		3,509	12,772

	Total Investment		11,298	20,561

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		11,739	11,475

(Private Equity Fund)	Total Investment		11,739	11,475

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	25,023	24,960	25,524
(Industrial Products)	Common Stock (4,376 shares)		5,014	4,000

	Total Investment		29,974	29,524

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,615	30,504	30,921
(Business Services)	Common Stock (34,506 shares)		3,451	6,200

	Total Investment		33,955	37,121

Creative Group, Inc.	Subordinated Debt (14.0%, Due 9/13)(6)	15,000	13,686	5,185
(Business Services)	Common Stock (20,000 shares)		—	—
	Warrant		1,387	—

	Total Investment		15,073	5,185

Drew Foam Companies, Inc.	Preferred Stock (622,555 shares)		623	270
(Business Services)	Common Stock (6,286 shares)		6	—

	Total Investment		629	270

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Hilden America, Inc.	Common Stock (19 shares)		$454	$445

(Consumer Products)	Total Investment		454	445

MedBridge Healthcare, LLC	Senior Loan (8.0%, Due 8/09)(6)	$7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	2,601
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,416	—

	Total Investment		14,748	9,765

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	19,750	19,660	19,732
(Business Services)	Equity Interests		1,725	1,014

	Total Investment		21,385	20,746

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	1,576	1,565	1,576
(Consumer Products)	Preferred Stock (500 shares)		500	1,059
	Common Stock (197 shares)		13	5,800
	Warrants		—	—

	Total Investment		2,078	8,435

Regency Healthcare Group, LLC	Unitranche Debt (11.1%, Due 6/12)	12,000	11,944	12,297
(Healthcare Services)	Equity Interests		1,294	1,497

	Total Investment		13,238	13,794

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,099	2,580

(Business Services)	Total Investment		4,099	2,580

Soteria Imaging Services, LLC	Subordinated Debt (11.9%, Due 11/10)	15,750	15,029	15,750
(Healthcare Services)	Equity Interests		1,872	2,203

	Total Investment		16,901	17,953

Universal Environmental Services, LLC	Equity Interests		1,562	—

(Business Services)	Total Investment		1,562	—

Total companies 5% to 25% owned			$361,410	$381,758

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$28,234	$28,139	$27,836

(Consumer Products)	Total Investment		28,139	27,836

AgData, L.P.	Senior Loan (10.3%, Due 7/12)	1,843	1,836	1,862
(Consumer Services)	Unitranche Debt (10.3%, Due 7/12)	4,120	4,080	4,161

	Total Investment		5,916	6,023

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Augusta Sportswear Group, Inc.	Subordinated Debt (13.0%, Due 1/15)	$53,000	$52,807	$52,807
(Consumer Products)	Common Stock (2,500 shares)		2,500	2,227

	Total Investment		55,307	55,034

Axium Healthcare Pharmacy, Inc.	Senior Loan (14.0%, Due 12/12)	3,750	3,719	3,750
(Healthcare Services)	Unitranche Debt (14.0%, Due 12/12)	8,500	8,465	8,500
	Common Stock (22,860 shares)		2,286	800

	Total Investment		14,470	13,050

Baird Capital Partners IV Limited(5)	Limited Partnership Interest		2,630	2,492

(Private Equity Fund)	Total Investment		2,630	2,492

BenefitMall, Inc.	Subordinated Debt (14.9%, Due 10/13-10/14)	76,189	75,978	75,978
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	82,250
	Warrants(12)		—	—

	Total Investment		115,252	158,228

Broadcast Electronics, Inc.	Senior Loan (8.0%, Due 7/12)(6)	4,913	4,884	2,781

(Business Services)	Total Investment		4,884	2,781

Bushnell, Inc.	Subordinated Debt (9.2%, Due 2/14)	41,325	39,862	38,206

(Consumer Products)	Total Investment		39,862	38,206

Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,924	18,988
(CDO)	Class D Notes (17.0%, Due 12/13)	9,400	9,462	9,494

	Total Investment		28,386	28,482

Callidus Debt Partners
CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares, 15.3%)(11)		21,435	20,029

(CLO)	Total Investment		21,435	20,029

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Class D Notes (7.6%, Due 4/20)	3,000	1,953	2,627
(CLO)	Income Notes (18.6%)(11)		15,192	14,929

	Total Investment		17,145	17,556

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus Debt Partners
CLO Fund V, Ltd.(4)(10)	Income Notes (20.3%)(11)		$13,838	$13,818

(CLO)	Total Investment		13,838	13,818

Callidus Debt Partners
CLO Fund VI, Ltd.(4)(10)	Class D Notes (11.4%) Due 10/21)	$5,000	4,341	4,487
(CLO)	Income Notes (18.0%)(11)		28,308	26,540

	Total Investment		32,649	31,027

Callidus Debt Partners
CLO Fund VII, Ltd.(4)(10)	Income Notes (16.6%)(11)		23,041	23,041

(CLO)	Total Investment		23,041	23,041

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (8.1%, Due 12/17)	17,000	17,000	15,497
(CLO)	Income Notes (3.7%)(11)		48,422	31,530

	Total Investment		65,422	47,027

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Income Notes (15.7%)(11)		18,755	16,741

(CLO)	Total Investment		18,755	16,741

Carlisle Wide Plank Floors, Inc.	Senior Loan (7.8%, Due 6/11)	500	497	496
(Consumer Products)	Unitranche Debt (10.0%, Due 6/11)	3,161	3,132	3,161
	Preferred Stock (345,056 Shares)		345	362

	Total Investment		3,974	4,019

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,536	2,477

(Private Equity Fund)	Total Investment		2,536	2,477

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		720	720

(Private Equity Fund)	Total Investment		720	720

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
CK Franchising, Inc.	Senior Loan (5.9%, Due 7/12)	$8,150	$8,066	$8,066
(Consumer Services)	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,038	20,951	20,951
	Preferred Stock (1,281,887 shares)		1,282	1,422
	Common Stock (7,585,549 shares)		7,586	7,600

	Total Investment		37,885	38,039

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	12,000	12,021	12,021
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		27,564	21,094

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 11/13)	35,145	35,074	34,211

(Education Services)	Total Investment		35,074	34,211

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,501	18,435	18,666

(Industrial Products)	Total Investment		18,435	18,666

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,552	90,954
(Business Services)	Equity Interests		552	700

	Total Investment		90,104	91,654

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		3,470	2,998

(Private Equity)	Total Investment		3,470	2,998

Diversified Mercury	Senior Loan (6.1%, Due 3/13)	233	218	220
Communications, LLC

(Business Services)	Total Investment		218	220

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	17,257	17,177	17,528
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,220	4,207	5,894

	Total Investment		21,384	23,422

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,000	74,648	72,744
(Consumer Products)	Equity Interests		8,000	5,400

	Total Investment		82,648	78,144

Distant Lands Trading Co.	Senior Loan (10.3%, Due 11/11)	9,000	8,968	8,736
(Consumer Products)	Unitranche Debt (13.0%, Due 11/11)	42,375	42,235	42,423
	Common Stock (3,451 shares)		3,451	905

	Total Investment		54,654	52,064

Driven Brands, Inc.	Senior Loan (8.2%, Due 6/11)	40,270	40,148	40,148
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	82,960	82,715	82,715
(Consumer Services)	Common Stock (10,463,473 shares)(12)		26,398	6,079
	Warrants(12)		—	—

	Total Investment		149,261	128,942

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Dryden XVIII Leveraged
Loan 2007 Limited(4)	Class B Notes (9.7%, Due 10/19)	$9,000	$7,420	$8,257
(CLO)	Income Notes (12.7%)(11)		22,727	19,803

	Total Investment		30,147	28,060

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	11,524

(Private Equity Fund)	Total Investment		9,350	11,524

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	117,759	117,284	117,284
(Business Services)	Common Stock (63,438 shares)(12)		63,438	66,434
	Warrants(12)		—	—

	Total Investment		180,722	183,718

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	2,076

(Private Equity Fund)	Total Investment		7,274	2,076

eInstruction Corporation	Subordinated Debt (12.0%, Due 7/14-1/15)	47,000	46,774	45,738
(Education Services)	Common Stock (2,406 shares)		2,500	2,700

	Total Investment		49,274	48,438

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (12.7%, Due 3/11)	18,000	17,937	17,100

(Consumer Products)	Total Investment		17,937	17,100

FCP-BHI Holdings, LLC	Subordinated Debt (12.5%, Due 9/13)	24,939	24,831	24,241
d/b/a Bojangles’	Equity Interests		863	1,400

(Retail)	Total Investment		25,694	25,641

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		6,357	6,357

(Private Equity Fund)	Total Investment		6,357	6,357

Freedom Financial Network, LLC	Senior Loan (6.8%, Due 2/13)	12,968	12,968	12,968
(Financial Services)	Subordinated Debt (13.5%, Due 2/14)	13,000	12,936	12,936

	Total Investment		25,904	25,904

Frozen Specialties, Inc.	Warrants		375	—

(Consumer Products)	Total Investment		375	—

Garden Ridge Corporation	Subordinated Debt (7.0%, Due 5/12)(6)	20,500	20,500	20,500

(Retail)	Total Investment		20,500	20,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	6,198	6,068	6,260
(Energy Services)	Warrants		2,027	2,700

	Total Investment		8,095	8,960

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Gilchrist & Soames, Inc.	Senior Loan (8.4%, Due 10/13)	$5,000	$4,956	$4,756
(Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	25,800	25,682	25,342

	Total Investment		30,638	30,098

Havco Wood Products LLC	Unitranche Debt (11.5%, Due 8/11)	5,100	4,293	5,208
(Industrial Products)	Equity Interests		910	2,900

	Total Investment		5,203	8,108

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)(6)	1,439	1,439	—

(Healthcare Services)	Total Investment		1,439	—

Higginbotham Insurance Agency, Inc.	Senior Loan (7.2%, Due 8/12)	17,546	17,459	17,459
(Business Services)	Subordinated Debt (13.6%, Due 8/13 – 8/14)	46,883	46,669	46,669
	Common Stock (22,020 shares)(12)		22,020	22,887
	Warrant(12)		—	—

	Total Investment		86,148	87,015

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,466	44,580

(Consumer Products)	Total Investment		44,466	44,580

The Homax Group, Inc.	Senior Loan (8.7%, Due 10/12)	10,940	10,940	10,508
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,283	13,571
	Preferred Stock (76 shares)		76	5
	Common Stock (24 shares)		5	—
	Warrants		954	80

	Total Investment		25,258	24,164

Ideal Snacks Corporation	Senior Loan (7.0%, Due 6/10)	545	545	535

(Consumer Products)	Total Investment		545	535

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	11,952	11,860	12,175

(Business Services)	Total Investment		11,860	12,175

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	24,697	24,607	25,438
(Industrial Products)	Preferred Stock (21,566 shares)		2,157	2,157

	Total Investment		26,764	27,595

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Jones Stephens Corporation	Senior Loan (7.5%, Due 9/12)	$5,516	$5,505	$5,272

(Consumer Products)	Total Investment		5,505	5,272

Knightsbridge CLO 2007-1 Limited(4)	Class E Notes (14.1%, Due 1/22)	22,000	22,000	21,983
(CLO)	Income Notes (18.5%)(11)		32,413	30,985

	Total Investment		54,413	52,968

Kodiak Fund LP(5)	Equity Interests		9,423	2,835

(Private Equity Fund)	Total Investment		9,423	2,835

Line-X, Inc.	Senior Loan (15.0%, Due 8/11)	900	886	886
(Consumer Products)	Unitranche Debt (15.0% Due 8/11)	48,204	48,055	42,810

	Total Investment		48,941	43,696

	Standby Letter of Credit ($1,500)

MedAssets, Inc.(3)	Common Stock (224,817 shares)		2,289	3,332

(Business Services)	Total Investment		2,289	3,332

Milestone AV Technologies, Inc.	Subordinated Debt (9.2%, Due 6/13)	37,500	37,500	37,500

(Business Services)	Total Investment		37,500	37,500

NetShape Technologies, Inc.	Senior Loan (6.5%, Due 2/13)	5,820	5,792	5,282

(Industrial Products)	Total Investment		5,792	5,282

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	20,219	20,314	20,624
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	14,533	14,591	16,560

	Total Investment		34,905	37,184

Norwesco, Inc.	Subordinated Debt (12.4%, Due 1/12 – 7/12)	61,866	61,558	61,558
(Industrial Products)	Common Stock (482,736 shares)(12)		3,676	64,854
	Warrants(12)		—	—

	Total Investment		65,234	126,412

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,910	1,496

(Private Equity Fund)	Total Investment		1,910	1,496

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Oahu Waste Services, Inc.	Stock Appreciation Rights		$206	$1,000

(Business Services)	Total Investment		206	1,000

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (8.7%, Due 10/21)	$15,000	11,594	10,760

(CLO)	Total Investment		11,594	10,760

Passport Health
Communications, Inc.	Preferred Stock (561,908 shares)		1,725	2,207
(Healthcare Services)	Common Stock (16,977 shares)		42	54

	Total Investment		1,767	2,261

PC Helps Support, LLC	Senior Loan (6.6%, Due 12/13)	19,214	19,206	18,732
(Business Services)	Subordinated Debt (13.3%, Due 12/13)	29,681	29,535	29,196

	Total Investment		48,741	47,928

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	—
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

	Total Investment		34,028	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—

(Business Services)	Total Investment		734	—

Peter Brasseler Holdings, LLC	Equity Interests		2,500	2,279

(Business Services)	Total Investment		2,500	2,279

PharMEDium Healthcare Corporation	Senior Loan (6.6%, Due 10/13)	20,042	20,042	19,356

(Healthcare Services)	Total Investment		20,042	19,356

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	61,250	61,015	60,104
(Industrial Products)	Equity Interests		2,157	2,202

	Total Investment		63,172	62,306

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Pro Mach, Inc.	Subordinated Debt (13.0%, Due 6/12)	$14,598	$14,545	$14,781
(Industrial Products)	Equity Interests		1,294	1,600

	Total Investment		15,839	16,381

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	25,899	25,702	25,985

(Business Services)	Total Investment		25,702	25,985

	Guaranty ($300)

Reed Group, Ltd.	Senior Loan (8.5%, Due 12/13)	21,000	20,970	20,044
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,000	17,914	17,258
	Equity Interests		1,800	900

	Total Investment		40,684	38,202

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	38,501	38,232	38,127
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	1,000

	Total Investment		38,883	39,244

	Standby Letters of Credit ($2,540)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,982	4,948
(Industrial Products)	Equity Interests		270	302

	Total Investment		5,252	5,250

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		2,329	2,329

(Private Equity Fund)	Total Investment		2,329	2,329

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		5,223	4,897

(Private Equity Fund)	Total Investment		5,223	4,897

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	50,096	49,916	50,096

(Business Services)	Total Investment		49,916	50,096

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,279	30,994

(Industrial Products)	Total Investment		30,279	30,994

Summit Energy Services, Inc.	Senior Loan (8.0%, Due 8/13)	9,179	9,179	8,903
(Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,765	35,603	36,029
	Common Stock (385,626 shares)		1,725	1,600

	Total Investment		46,507	46,532

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire and Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	$22,346	$22,235	$22,235
(Business Services)	Common Stock (12,940 shares)(12)		1,941	6,201
	Warrant(12)		—	—

	Total Investment		24,176	28,436

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	95,801	95,473	96,465
(Consumer Products)	Equity Interests		2,142	2,419

	Total Investment		97,615	98,884

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	49,124	48,489	47,820

(Business Services)	Total Investment		48,489	47,820

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	24,195	24,035	23,235
(Consumer Products)	Equity Interests		1,034	576

	Total Investment		25,069	23,811

Triax Holdings, LLC	Subordinated Debt (19.0%, Due 2/12)	10,193	10,150	10,334
(Consumer Products)	Equity Interests		16,528	41,093

	Total Investment		26,678	51,427

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,230	59,983	59,987

(Business Services)	Total Investment		59,983	59,987

Universal Air Filter Company	Subordinated Debt (12.0%, Due 11/12)	14,625	14,566	14,728

(Industrial Products)	Total Investment		14,566	14,728

United Road Towing, Inc.	Subordinated Debt (10.4%, Due 1/14)	44,000	43,787	43,787

(Consumer Services)	Total Investment		43,787	43,787

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

VICORP Restaurants, Inc.	Warrants		33	—

(Retail)	Total Investment		33	—

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	333

(Private Equity Fund)	Total Investment		1,330	333

WMA Equity Corporation and Affiliates	Subordinated Debt (14.0%, Due 4/13)	125,323	124,380	121,395
d/b/a Wear Me Apparel	Subordinated Debt (9.0%, Due 4/14)(6)	11,151	11,151	11,749
(Consumer Products)	Common Stock (86 shares)		39,721	5,349

	Total Investment		175,252	138,493

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Webster Capital II, L.P.(5)	Limited Partnership Interest		$897	$897

(Private Equity Fund)	Total Investment		897	897

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	$90,000	89,588	85,374
(Consumer Products)	Common Stock (6,470 shares)		6,470	4,200

	Total Investment		96,058	89,574

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	45,367	45,199	45,236
(Business Services)	Common Stock (12,939 shares)		1,294	1,600

	Total Investment		46,493	46,836

Other companies	Other debt investments	3,236	3,142	3,169
	Other equity investments		8	—

	Total Investment		3,150	3,169

Total companies less than 5% owned			$3,001,894	$2,980,548

Total private finance (152 portfolio investments)			$5,019,313	$4,519,779

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			March 31, 2008
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	1	$13,702	$13,702
	7.00%–8.99%	7	17,411	16,763
	9.00%–10.99%	1	6,455	6,455
	11.00%–12.99%	1	10,459	10,459
	15.00% and above	2	3,970	6,109

Total commercial mortgage loans(13)			$51,997	$53,488

Real Estate Owned			$23,531	$30,220

Equity Interests(2) — Companies more than 25% owned			$14,179	$32,146
Guarantees ($6,871)
Standby Letter of Credit ($1,295)

Total commercial real estate finance			$89,707	$115,854

Total portfolio			$5,109,020	$4,635,633

	Yield	Cost	Value
Investments in U.S. Treasury Bills, Money Market and Other Securities
U.S. Treasury bills (Due April 2008)	1.6%	$119,842	$119,976
Blackrock Liquidity Funds	3.3%	344	344
SEI Daily Income Tr Prime Obligation Money Market Fund	3.1%	59	59
American Beacon Money Market Fund	3.1%	20	20
Columbia Treasury Reserves Money Market Fund	3.2%	7	7

Total		$120,272	$120,406

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $7.4 million at value were on non-accrual status and therefore were considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	$26,987	$—
(Business Services)	Equity Interests		5,189	—

	Total Investment		32,176	—

	Guaranty ($1,100)

AllBridge Financial, LLC	Equity Interests		7,800	7,800

(Asset Management)	Total Investment		7,800	7,800

	Standby Letter of Credit ($30,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	32,811

(Private Debt Fund)	Total Investment		31,800	32,811

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		611	1,633
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		611	1,633

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		2,401	2,557
(Business Services)	Common Stock (2,750 shares)		—	370

	Total Investment		2,401	2,927

	Guaranty ($2,401)

Aviation Properties Corporation	Common Stock (100 shares)		65	—

(Business Services)	Total Investment		65	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Preferred Stock (100,000 shares)		12,721	4,648
(Consumer Products)	Common Stock (148,838 shares)		3,847	—

	Total Investment		16,568	4,648

Calder Capital Partners, LLC(5)	Senior Loan (9.4%, Due 5/09)(6)	2,907	2,907	3,035
(Asset Management)	Equity Interests		2,396	3,559

	Total Investment		5,303	6,594

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 10/08)	6,871	6,871	6,871
(Asset Management)	Common Stock (100 shares)		2,067	44,587

	Total Investment		8,938	51,458

Ciena Capital LLC	Class A Equity Interests(25.0% — See Note 3)(6)	99,044	99,044	68,609
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,301	—

	Total Investment		327,781	68,609

	Guaranty ($258,707 — See Note 3)
	Standby Letters of Credit ($18,000 — See Note 3)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
CitiPostal Inc.	Senior Loan (8.4%, Due 12/13)	$692	$679	$679
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	50,852	50,597	50,597
	Subordinated Debt (16.0%, Due 12/15)	8,049	8,049	8,049
	Common Stock (37,024 shares)		12,726	12,726

	Total Investment		72,051	72,051

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	35,054	34,923	34,923
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	6,000	5,979	5,979
	Common Stock (884,880 shares)		16,648	27,597

	Total Investment		57,550	68,499

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	40,956	40,812	40,812
(Consumer Products)	Common Stock (37,200,551 shares)		33,321	40,934

	Total Investment		74,133	81,746

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	39,184	39,030	39,030
(Financial Services)	Common Stock (2,097,234 shares)		19,250	6,906

	Total Investment		58,280	45,936

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	73,031	72,850	72,850
(Financial Services)	Preferred Stock (10,964 shares)		10,276	19,330
	Common Stock (14,735 shares)		14,819	38,544

	Total Investment		97,945	130,724

ForeSite Towers, LLC	Equity Interest		—	878
(Tower Leasing)

	Total Investment		—	878

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	1,822	1,822	1,822

(Business Services)	Total Investment		1,822	1,822

Hot Stuff Foods, LLC	Senior Loan (8.4%, Due 2/11-2/12)	50,940	50,752	50,752
(Consumer Products)	Subordinated Debt (12.1%, Due 8/12)	30,000	29,907	29,907
	Subordinated Debt (15.4%, Due 2/13)(6)	52,373	52,150	1,337
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		188,996	81,996

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	59,857	59,618	59,618
(Retail)	Common Stock (415,328 shares)		41,533	44,154

	Total Investment		101,151	103,772

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	320

(Business Services)	Total Investment		—	320

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	$44,257	$44,136	$45,041
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	16,796
	Preferred Stock (25,000 shares)		25,000	1,462
	Common Stock (620,000 shares)		6,325	—

	Total Investment		91,591	63,299

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	1,563	1,563	1,563

(Industrial Products)	Total Investment		1,563	1,563

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	3,843	3,843	3,843
(Business Services)	Equity Interests		4,261	1,332

	Total Investment		8,104	5,175

Litterer Beteiligungs-GmbH(4)	Subordinated Debt (8.0%, Due 12/08)	772	772	772
(Business Services)	Equity Interest		1,809	700

	Total Investment		2,581	1,472

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,639	30,639
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	40,191	39,943	39,943
	Common Stock (648,661 shares)		643	4,949

	Total Investment		71,225	75,531

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	19,632	19,544	19,544
(Consumer Products)	Equity Interests		18,767	25,419

	Total Investment		38,311	44,963

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	39,331	39,180	39,180
(Business Services)	Equity Interests		21,128	37,965

	Total Investment		60,308	77,145

Powell Plant Farms, Inc.	Senior Loan (15.0%, Due 12/07)(6)	1,350	1,350	1,534

(Consumer Products)	Total Investment		1,350	1,534

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	28,443	28,351	28,351
(Business Services)	Common Stock (63,888 shares)		13,662	26,292

	Total Investment		42,013	54,643

Staffing Partners Holding
Company, Inc.	Subordinated Debt (13.5%, Due 1/07)(6)	509	509	223

(Business Services)	Total Investment		509	223

Startec Equity, LLC	Equity Interests		190	430

(Telecommunications)	Total Investment		190	430

Sweet Traditions, Inc.	Senior Loan (13.0%, Due 9/08 – 8/11)(6)	39,692	36,052	35,229
(Retail)	Preferred Stock (961 shares)		950	—
	Common Stock (10,000 shares)		50	—

	Total Investment		37,052	35,229

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Triview Investments, Inc.(8)	Senior Loan (10.0%, Due 12/07)	$433	$433	$433
(Broadcasting & Cable/Business	Subordinated Debt (12.9%, Due 1/10 – 6/17)	43,157	42,977	42,977
Services/Consumer Products)	Subordinated Debt (12.5%, Due 11/07 – 3/08)(6)	1,400	1,400	1,583
	Common Stock (202 shares)		120,638	83,453

	Total Investment		165,448	128,446

	Guaranty ($900)
	Standby Letter of Credit ($200)

Unitranche Fund LLC	Subordinated Certificates		744	744
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		745	745

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)	2,845	2,670	2,670
(Business Services)	Equity Interests		12,900	21,516
	Warrants		163	272

	Total Investment		15,733	24,458

Total companies more than 25% owned			$1,622,094	$1,279,080

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 12/14)	$20,774	$20,645	$20,645
(Business Services)	Equity Interests		446	1,100

	Total Investment		21,091	21,745

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	155,432	154,854	154,854
(Business Services)	Equity Interests		—	10,973

	Total Investment		154,854	165,827

Air Medical Group Holdings LLC	Senior Loan (7.8%, Due 3/11)	3,030	2,980	2,980
(Healthcare Services)	Equity Interests		3,470	10,800

	Total Investment		6,450	13,780

Alpine ESP Holdings, Inc.	Preferred Stock (622 shares)		622	749
(Business Services)	Common Stock (13,513 shares)		14	262

	Total Investment		636	1,011

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	8,400	8,400	8,400
(Consumer Products)	Equity Interests		3,509	13,713

	Total Investment		11,909	22,113

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		11,739	11,467

(Private Equity Fund)	Total Investment		11,739	11,467

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Triview Investments, Inc. had a cost basis of $165.4 million and holds investments in Longview Cable & Data, LLC (Broadcasting & Cable) with a value of $7.0 million, Triax Holdings, LLC (Consumer Products) with a value of $62.0 million, and Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a value of $59.4 million, for a total value of $128.4 million.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	$24,865	$24,798	$24,798
(Industrial Products)	Common Stock (5,073 shares)		5,813	4,190

	Total Investment		30,611	28,988

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,615	30,499	30,499
(Business Services)	Common Stock (40,000 shares)		4,000	7,382

	Total Investment		34,499	37,881

Creative Group, Inc.	Subordinated Debt (14.0%, Due 9/13)(6)	15,000	13,686	6,197
(Business Services)	Common Stock (20,000 shares)		—	—
	Warrant		1,387	—

	Total Investment		15,073	6,197

Drew Foam Companies, Inc.	Preferred Stock (722 shares)		722	396
(Business Services)	Common Stock (7,287 shares)		7	—

	Total Investment		729	396

MedBridge Healthcare, LLC	Senior Loan (8.0%, Due 8/09)(6)	7,164	7,164	7,164
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,184	5,184	2,406
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,416	—

	Total Investment		14,748	9,570

MHF Logistical Solutions, Inc.	Subordinated Debt (11.5%, Due 6/12)(6)	33,600	33,448	9,280
(Business Services)	Subordinated Debt (18.0%, Due 6/13)(6)	11,211	11,154	—
	Common Stock (20,934 shares)(12)		20,942	—
	Warrants(12)		—	—

	Total Investment		65,544	9,280

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	19,800	19,704	19,704
(Business Services)	Equity Interests		2,000	940

	Total Investment		21,704	20,644

Progressive International
Corporation	Subordinated Debt (16.0%, Due 12/09)	1,557	1,545	1,545
(Consumer Products)	Preferred Stock (500 shares)		500	1,038
	Common Stock (197 shares)		13	4,900
	Warrants		—	—

	Total Investment		2,058	7,483

Regency Healthcare Group, LLC	Unitranche Debt (11.1%, Due 6/12)	12,000	11,941	11,941
(Healthcare Services)	Equity Interests		1,500	1,681

	Total Investment		13,441	13,622

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
SGT India Private Limited(4)	Common Stock (150,596 shares)		$4,098	$3,075

(Business Services)	Total Investment		4,098	3,075

Soteria Imaging Services, LLC	Subordinated Debt (12.0%, Due 11/10)	$14,500	13,744	13,744
(Healthcare Services)	Equity Interests		2,170	2,686

	Total Investment		15,914	16,430

Universal Environmental Services, LLC	Equity Interests		1,810	—

(Business Services)	Total Investment		1,810	—

Total companies 5% to 25% owned			$426,908	$389,509

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.5%, Due 8/13)	$27,937	$27,837	$27,837

(Consumer Products)	Total Investment		27,837	27,837

AgData, L.P.	Senior Loan (10.3%, Due 7/12)	843	815	815

(Consumer Services)	Total Investment		815	815

Axium Healthcare Pharmacy, Inc.	Senior Loan (12.5%, Due 12/12)	2,600	2,567	2,567
(Healthcare Services)	Unitranche Debt (12.5%, Due 12/12)	8,500	8,463	8,463
	Common Stock (26,500 shares)		2,650	1,097

	Total Investment		13,680	12,127

Baird Capital Partners IV Limited Partnership(5) (Private Equity Fund)	Limited Partnership Interest		2,234	2,114

	Total Investment		2,234	2,114

BenefitMall, Inc.	Subordinated Debt (14.9%, Due 10/13-10/14)	82,167	81,930	81,930
(Business Services)	Common Stock (45,528,000 shares)(12)		45,528	82,404
	Warrants(12)		—	—
	Standby Letters of Credit ($3,961)

	Total Investment		127,458	164,334

Broadcast Electronics, Inc.	Senior Loan (9.0%, Due 7/12)(6)	4,913	4,884	3,273

(Business Services)	Total Investment		4,884	3,273

Bushnell, Inc.	Subordinated Debt (11.3%, Due 2/14)	41,325	39,821	39,821

(Consumer Products)	Total Investment		39,821	39,821

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	$18,800	$18,929	$18,988
(CDO)	Class D Notes (17.0%, Due 12/13)	9,400	9,465	9,494

	Total Investment		28,394	28,482

Callidus Debt Partners
CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares,
(CLO)	12.9%)(11)		21,783	19,999

	Total Investment		21,783	19,999

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Income Notes (14.8%)(11)		12,298	11,290

(CLO)	Total Investment		12,298	11,290

Callidus Debt Partners
CLO Fund V, Ltd.(4)(10)	Income Notes (20.3%)(11)		13,977	14,658

(CLO)	Total Investment		13,977	14,658

Callidus Debt Partners
CLO Fund VI, Ltd.(4)(10)	Class D Notes (11.3%, Due 10/21)	5,000	4,329	4,329
(CLO)	Income Notes (19.3%)(11)		26,985	26,985

	Total Investment		31,314	31,314

Callidus Debt Partners(4)(10)
CLO Fund VII, Ltd.	Income Notes (16.6%)(11)		22,113	22,113

(CLO)	Total Investment		22,113	22,113

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (10.4%, Due 12/17)	17,000	17,000	16,119
(CLO)	Income Notes (5.6%)(11)		49,252	36,085

	Total Investment		66,252	52,204

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Income Notes (14.7%)(11)		18,753	18,753

(CLO)	Total Investment		18,753	18,753

Camden Partners Strategic Fund II, L.P.(5)	Limited Partnership Interest		997	1,350

(Private Equity Fund)	Total Investment		997	1,350

Carlisle Wide Plank Floors, Inc.	Senior Loan (9.8%, Due 6/11)	500	497	497
(Consumer Products)	Unitranche Debt (10.0%, Due 6/11)	3,161	3,129	3,129
	Preferred Stock (400,000 Shares)		400	507

	Total Investment		4,026	4,133

Catterton Partners V, L.P.(5)	Limited Partnership Interest		3,624	2,952

(Private Equity Fund)	Total Investment		3,624	2,952

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Catterton Partners VI, L.P.(5)	Limited Partnership Interest		$2,259	$2,103

(Private Equity Fund)	Total Investment		2,259	2,103

Centre Capital Investors IV, L.P.(5)	Limited Partnership Interest		2,215	2,276

(Private Equity Fund)	Total Investment		2,215	2,276

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		628	628

(Private Equity Fund)	Total Investment		628	628

CK Franchising, Inc.	Senior Loan (8.7%, Due 7/12)	$9,000	8,911	8,911
(Consumer Services)	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,000	20,908	20,908
	Preferred Stock (1,486,004 shares)		1,486	1,586
	Common Stock (8,793,408 shares)		8,793	8,654

	Total Investment		40,098	40,059

Commercial Credit Group, Inc.	Subordinated Debt (14.8%, Due 2/11)	12,000	12,023	12,023
(Financial Services)	Preferred Stock (74,978 shares)		18,018	19,421
	Warrants		—	—

	Total Investment		30,041	31,444

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 11/13)	35,011	34,936	34,936

(Education Services)	Total Investment		34,936	34,936

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,432	18,363	18,363

(Industrial Products)	Total Investment		18,363	18,363

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	95,000	94,530	94,530
(Business Services)	Equity Interests		640	1,696

	Total Investment		95,170	96,226

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		3,383	2,922

(Private Equity)	Total Investment		3,383	2,922

Diversified Mercury
Communications, LLC	Senior Loan (8.5%, Due 3/13)	233	217	217

(Business Services)	Total Investment		217	217

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	17,213	17,128	17,128
(Business Services)	Convertible Subordinated Debt
	(10.0%, Due 2/16)	4,118	4,103	5,397

	Total Investment		21,231	22,525

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,000	74,631	74,631
(Consumer Products)	Equity Interests		8,000	8,000

	Total Investment		82,631	82,631

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Distant Lands Trading Co.	Senior Loan (10.3%, Due 11/11)	$10,000	$9,966	$$9,966
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	42,375	42,226	42,226
	Common Stock (4,000 shares)		4,000	2,645

	Total Investment		56,192	54,837

Driven Brands, Inc.	Senior Loan (8.7%, Due 6/11)	37,070	36,951	36,951
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	83,000	82,754	82,754
(Consumer Services)	Common Stock (11,675,331 shares)(12)		29,455	15,977
	Warrants(12)		—	—

	Total Investment		149,160	135,682

Dryden XVIII Leveraged
Loan 2007 Limited(4)	Subordinated Debt (9.7%, Due 10/19)	9,000	7,406	7,406
(CLO)	Income Notes (14.2%)(11)		21,940	21,940

	Total Investment		29,346	29,346

Dynamic India Fund IV(4)(5)	Equity Interests		6,050	6,215

(Private Equity Fund)	Total Investment		6,050	6,215

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	127,000	126,463	126,463
(Business Services)	Common Stock (73,540 shares)(12)		73,540	62,675
	Warrants(12)		—	—

	Total Investment		200,003	189,138

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		6,899	2,176

(Private Equity Fund)	Total Investment		6,899	2,176

eInstruction Corporation	Subordinated Debt (13.5%, Due 7/14-1/15)	47,000	46,765	46,765
(Education Services)	Common Stock (2,406 shares)		2,500	2,500

	Total Investment		49,265	49,265

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (13.7%, Due 3/11)	18,000	17,932	17,932

(Consumer Products)	Total Investment		17,932	17,932

FCP-BHI Holdings, LLC	Subordinated Debt (12.8%, Due 9/13)	24,000	23,887	23,887
d/b/a Bojangles’	Equity Interests		1,000	998

(Retail)	Total Investment		24,887	24,885

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		6,357	6,357

(Private Equity Fund)	Total Investment		6,357	6,357

Frozen Specialties, Inc.	Warrants		435	229

(Consumer Products)	Total Investment		435	229

Garden Ridge Corporation	Subordinated Debt (7.0%, Due 5/12)(6)	20,500	20,500	20,500

(Retail)	Total Investment		20,500	20,500

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	$6,772	$6,616	$6,616
(Energy Services)	Warrants		2,350	2,993

	Total Investment		8,966	9,609

Gilchrist & Soames, Inc.	Senior Loan (9.0%, Due 10/13)	20,000	19,954	19,954
(Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	25,800	25,676	25,676

	Total Investment		45,630	45,630

Grotech Partners, VI, L.P.(5)	Limited Partnership Interest		8,808	8,252

(Private Equity Fund)	Total Investment		8,808	8,252

Havco Wood Products LLC	Senior Loan (9.7%, Due 8/11)	600	585	585
(Industrial Products)	Unitranche Debt (11.5%, Due 8/11)	5,100	4,248	4,248
	Equity Interests		1,055	3,192

	Total Investment		5,888	8,025

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)(6)	1,927	1,927	—

(Healthcare Services)	Total Investment		1,927	—

Higginbotham Insurance Agency, Inc.	Senior Loan (7.7%, Due 8/12)	15,033	14,942	14,942
(Business Services)	Subordinated Debt (13.5%, Due 8/13 – 8/14)	46,356	46,136	46,136
	Common Stock (23,926 shares)(12)		23,926	23,868
	Warrant(12)		—	—

	Total Investment		85,004	84,946

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,458	44,458

(Consumer Products)	Total Investment		44,458	44,458

The Homax Group, Inc.	Senior Loan (8.7%, Due 10/12)	10,969	10,969	10,969
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,244	13,244
	Preferred Stock (89 shares)		89	13
	Common Stock (28 shares)		6	—
	Warrants		1,106	194

	Total Investment		25,414	24,420

Ideal Snacks Corporation	Senior Loan (9.0%, Due 6/10)	288	288	288

(Consumer Products)	Total Investment		288	288

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	12,193	12,095	12,095

(Business Services)	Total Investment		12,095	12,095

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	24,572	24,476	24,476
(Industrial Products)	Preferred Stock (25,000 shares)		2,500	2,194

	Total Investment		26,976	26,670

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Jones Stephens Corporation	Senior Loan (8.8%, Due 9/12)	$5,537	$5,525	$5,525

(Consumer Products)	Total Investment		5,525	5,525

Knightsbridge CLO 2007-1 Limited(4)	Subordinated Debt (14.1%, Due 1/22)	22,000	22,000	22,000
(CLO)	Income Notes (15.2%)(11)		31,211	31,211

	Total Investment		53,211	53,211

Kodiak Fund LP(5)	Equity Interests		9,423	2,853

(Private Equity Fund	Total Investment		9,423	2,853

Line-X, Inc.	Senior Loan (12.0%, Due 8/11)	900	885	885
(Consumer Products)	Unitranche Debt (12.0% Due 8/11)	48,198	48,039	42,784

	Total Investment		48,924	43,669

	Standby Letter of Credit ($1,500)

MedAssets, Inc.(3)	Common Stock (224,817 shares)		2,049	6,652

(Business Services)	Total Investment		2,049	6,652

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,975	1,791

(Private Equity Fund)	Total Investment		6,975	1,791

Milestone AV Technologies, Inc.	Subordinated Debt (11.3%, Due 6/13)	37,500	37,500	36,750

(Business Services)	Total Investment		37,500	36,750

NetShape Technologies, Inc.	Senior Loan (8.6%, Due 2/13)	5,802	5,773	5,773

(Industrial Products)	Total Investment		5,773	5,773

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	20,512	20,614	20,614
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	13,242	13,302	15,586

	Total Investment		33,916	36,200

Norwesco, Inc.	Subordinated Debt (12.7%, Due 1/12 – 7/12)	82,924	82,674	82,674
(Industrial Products)	Common Stock (559,603 shares)(12)		38,313	117,831
	Warrants(12)		—	—

	Total Investment		120,987	200,505

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,910	1,256

(Private Equity Fund)	Total Investment		1,910	1,256

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	998

(Business Services)	Total Investment		239	998

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Odyssey Investment Partners Fund III, LP(5)	Limited Partnership Interest		$2,276	$2,567

(Private Equity Fund)	Total Investment		2,276	2,567

Pangaea CLO 2007-1 Ltd.(4)	Subordinated Debt (10.2%, Due 10/21)	$15,000	11,570	11,570

(CLO)	Total Investment		11,570	11,570

Passport Health
Communications, Inc.	Preferred Stock (651,381 shares)		2,000	2,433
(Healthcare Services)	Common Stock (19,680 shares)		48	7

	Total Investment		2,048	2,440

PC Helps Support, LLC	Senior Loan (8.9%, Due 12/13)	20,000	20,000	20,000
(Business Services)	Subordinated Debt (13.3%, Due 12/13)	30,895	30,743	30,743

	Total Investment		50,743	50,743

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	—
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

	Total Investment		34,028	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—

(Business Services)	Total Investment		734	—

PharMEDium Healthcare Corporation	Senior Loan (8.6%, Due 10/13)	19,577	19,577	19,577

(Healthcare Services)	Total Investment		19,577	19,577

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	61,500	61,252	61,252
(Industrial Products)	Equity Interests		2,500	3,092

	Total Investment		63,752	64,344

Pro Mach, Inc.	Subordinated Debt (13.0%, Due 6/12)	14,562	14,506	14,506
(Industrial Products)	Equity Interests		1,500	1,596

	Total Investment		16,006	16,102

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	26,215	26,006	26,006
(Business Services)	Guaranty ($600)

	Total Investment		26,006	26,006

Reed Group, Ltd.	Senior Loan (8.7%, Due 12/13)	21,000	20,970	20,970
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,000	17,910	17,910
	Equity Interests		1,800	1,800

	Total Investment		40,680	40,680

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	34,001	33,733	33,733
(Retail)	Preferred Stock (54,125 shares)		135	135
	Warrants		619	2,095
	Standby Letters of Credit ($2,540)

	Total Investment		34,487	35,963

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
SBBUT, LLC	Equity Interests		$—	$—

(Consumer Products)	Total Investment		—	—

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	$5,000	4,981	4,981
(Industrial Products)	Equity Interests		313	343

	Total Investment		5,294	5,324

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		2,288	2,288

(Private Equity Fund)	Total Investment		2,288	2,288

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,268	1,942

(Private Equity Fund)	Total Investment		2,268	1,942

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		4,077	3,731

(Private Equity Fund)	Total Investment		4,077	3,731

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	51,000	50,810	50,810

(Business Services)	Total Investment		50,810	50,810

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,273	30,273

(Industrial Products)	Total Investment		30,273	30,273

Summit Energy Services, Inc.	Senior Loan (8.5%, Due 8/13)	24,239	24,239	23,512
(Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,765	35,596	35,596
	Common Stock (89,406 shares)		2,000	1,995

	Total Investment		61,835	61,103

Tappan Wire and Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	24,100	23,975	23,975
(Business Services)	Common Stock (15,000 shares)(12)		2,250	5,810
	Warrant(12)		—	—

	Total Investment		26,225	29,785

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	96,041	95,693	95,693
(Consumer Products)	Equity Interests		2,483	2,987

	Total Investment		98,176	98,680

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	49,124	48,431	48,431

(Business Services)	Total Investment		48,431	48,431

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	24,076	23,907	23,907
(Consumer Products)	Equity Interests		1,198	1,014

	Total Investment		25,105	24,921

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,000	59,740	59,740

(Business Services)	Total Investment		59,740	59,740

Universal Air Filter Company	Subordinated Debt (12.0%, Due 11/12)	14,750	14,688	14,688

(Industrial Products)	Total Investment		14,688	14,688

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Updata Venture Partners II, L.P.(5)	Limited Partnership Interest		$4,465	$4,306

(Private Equity Fund)	Total Investment		4,465	4,306

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	54

(Business Services)	Total Investment		—	54

Venturehouse Group, LLC(5)	Equity Interest		—	613

(Private Equity Fund)	Total Investment		—	613

VICORP Restaurants, Inc.	Warrants		33	—

(Retail)	Total Investment		33	—

Walker Investment Fund II, LLLP(5)	Limited Partnership Interest		1,330	—

(Private Equity Fund)	Total Investment		1,330	—

WMA Equity Corporation and Affiliates	Subordinated Debt (13.6%, Due 4/13)	$125,000	124,010	124,010
d/b/a Wear Me Apparel	Subordinated Debt (9.0%, Due 4/14)(6)	13,033	13,033	13,302
(Consumer Products)	Common Stock (100 shares)		46,046	13,726

	Total Investment		183,089	151,038

Webster Capital II, L.P.(5)	Limited Partnership Interest		897	897

(Private Equity Fund)	Total Investment		897	897

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	90,000	89,574	89,574
(Consumer Products)	Common Stock (7,500 shares)		7,500	7,482

	Total Investment		97,074	97,056

York Insurance Services Group, Inc.	Subordinated Debt (14.5%, Due 1/14)	45,141	44,966	44,966
(Business Services)	Common Stock (15,000 shares)		1,500	1,995

	Total Investment		46,466	46,961

Other companies	Other debt investments	159	57	62
	Other equity investments		8	—

	Total Investment		65	62

Total companies less than 5% owned			$2,994,880	$2,990,732

Total private finance (156 portfolio investments)			$5,043,882	$4,659,321

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

	Stated Interest	Number of	December 31, 2007
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$20,361	$19,842
	7.00%–8.99%	8	22,768	22,768
	9.00%–10.99%	3	8,372	8,372
	11.00%–12.99%	1	10,456	10,456
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		17	$65,927	$65,408

Real Estate Owned			$15,272	$21,253

Equity Interests(2) — Companies more than 25% owned			$15,743	$34,539
Guarantees ($6,871)
Standby Letter of Credit ($1,295)

Total commercial real estate finance			$96,942	$121,200

Total portfolio			$5,140,824	$4,780,521

	Yield	Cost	Value
Investments in U.S. Treasury Bills, Money Market and Other Securities
American Beacon Money Market Select FD Fund	4.5%	$126,910	$126,910
American Beacon Money Market Fund	4.8%	40,163	40,163
SEI Daily Income Tr Prime Obligation Money Market Fund	4.9%	34,143	34,143
Columbia Treasury Reserves Money Market Fund	4.6%	6	6

Total		$201,222	$201,222

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $14.3 million at value were on non-accrual status and therefore were considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three months ended March 31, 2008 and 2007 is unaudited)

Note 1. Organization

Allied Capital Corporation, a Maryland corporation, is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established for specific purposes including holding real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging senior loans, to the Company, its portfolio companies and its managed funds.

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

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2007 balances to conform with the 2008 financial statement presentation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and changes in net assets and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the operating results to be expected for the full year.

The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company or where the Company controls the portfolio company’s board of directors and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources, including investments in U.S. treasury bills, money market and other securities, are included in the companies less than 5% owned category on the consolidated statement of operations.

In the ordinary course of business, the Company enters into transactions with portfolio companies that may be considered related party transactions.

Valuation Of Portfolio Investments

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the Investment Company Act of 1940 and FASB Statement No. 157, Fair Value Measurements (“SFAS 157” or the “Statement”). The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

The Company adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires the Company to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, the Company has considered its principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity.

The Company has determined that for its buyout investments, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (“M&A”) market as the principal market generally through a sale or recapitalization of the portfolio company. The Company believes that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company will continue to use the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

of the portfolio company’s equity securities, liquidation events, or other events. The Company allocates the enterprise value to these securities in order of the legal priority of the securities.

While the Company typically exits its securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where the Company does not have control or the ability to gain control through an option or warrant security, the Company cannot typically control the exit of its investment into its principal market (the M&A market). As a result, in accordance with SFAS 157, the Company is required to determine the fair value of these investments assuming a sale of the individual investment in a hypothetical market to a hypothetical market participant (the in-exchange premise of value). The Company continues to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of its equity investment in these portfolio companies. The determined equity values are generally discounted when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, the Company performs a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires the Company to estimate the expected repayment date of the instrument and a market participant’s required yield. The Company’s estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as the Company’s loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, the Company will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that the Company uses to estimate the fair value of its loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, the Company may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

The Company’s equity investments in private debt and equity funds are generally valued at the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of the Company’s CLO bonds and preferred shares/income notes and CDO bonds (“CLO/CDO Assets”) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. The Company determines the fair value of its CLO/CDO Assets on an individual security-by-security basis.

The Company will record unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and will record unrealized appreciation when it determines that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

Interest and Dividend Income

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

The Company recognizes interest income on the CLO preferred shares/income notes using the effective interest method, based on the anticipated yield that is determined using the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred shares/income notes from the date the estimated yield was changed. CLO and CDO bonds have stated interest rates. The weighted average yield on the CLO/CDO Assets is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value. The weighted average yields are computed as of the balance sheet date.

Fee Income

Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees, including fund management fees, are generally recognized as income as the services are rendered. Fees are not accrued if the Company has doubt about collection of those fees.

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

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The stock option expense for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions, except per share amounts)	2008	2007

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$1.7	$3.2
Options granted on or after January 1, 2006	2.5	0.5

Total employee stock option expense	$4.2	$3.7

Per basic share	$0.03	$0.02
Per diluted share	$0.03	$0.02

The stock option expense for options granted for 2008 and 2007 was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2008 and 2007:

	2008	2007(1)

Expected term (in years)	5.0	—
Risk-free interest rate	2.7%	—%
Expected volatility	27.6%	—%
Dividend yield	8.5%	—%
Weighted average fair value per option	$2.19	$—

(1)	The Company did not grant any options during the three months ended March 31, 2007.

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

To determine the stock options expense for the options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense for outstanding unvested options as of March 31, 2008, will be $13.2 million, $6.8 million, and $4.0 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after March 31, 2008, as the fair value of those stock options will be determined at the time of grant. The

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

aggregate total stock option expense remaining as of March 31, 2008, is expected to be recognized over an estimated weighted-average period of 1.8 years.

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

The consolidated financial statements include portfolio investments at value of $4.6 billion and $4.8 billion at March 31, 2008, and December 31, 2007, respectively. At March 31, 2008, and December 31, 2007, 91% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements for the period ended March 31, 2008. However, the impact on its consolidated financial statements for periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At March 31, 2008, and December 31, 2007, the private finance portfolio consisted of the following:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$358.5	$325.7	7.0%	$374.1	$344.3	7.7%
Unitranche debt(2)	656.5	655.7	11.8%	659.2	653.9	11.5%
Subordinated debt	2,655.6	2,430.4	13.0%	2,576.4	2,416.4	12.8%

Total loans and debt securities(3)	3,670.6	3,411.8	12.2%	3,609.7	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(4)	224.1	197.4	15.8%	218.3	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(4)	31.5	31.5	12.4%	0.7	0.7	12.4%
Other equity securities	1,093.1	879.1		1,215.2	1,041.0

Total equity securities	1,348.7	1,108.0		1,434.2	1,244.7

Total	$5,019.3	$4,519.8		$5,043.9	$4,659.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At March 31, 2008, and December 31, 2007, the cost and value of subordinated debt included the Class A equity interests in Ciena Capital LLC, which were placed on non-accrual status during the fourth quarter of 2006.
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
The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value.

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	The total principal balance outstanding on loans and debt securities was $3,697.4 million and $3,639.6 million at March 31, 2008, and December 31, 2007, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $26.8 million and $29.9 million at March 31, 2008, and December 31, 2007, respectively.
(4)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Unitranche Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At March 31, 2008, 85% of the private finance loans and debt securities had a fixed rate of interest and 15% had a floating rate of interest. At December 31, 2007, 86% of the private finance loans and debt securities had a fixed rate of interest and 14% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt is generally paid to the Company quarterly.

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

Ciena Capital LLC.  Ciena Capital LLC (“Ciena”) focuses on loan products that provide financing to commercial real estate owners and operators. Ciena is also a participant in the Small Business Administration’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena is headquartered in New York, NY.

At March 31, 2008, the Company’s investment in Ciena totaled $327.8 million at cost and $29.3 million at value, after the effect of unrealized depreciation of $298.5 million. At December 31, 2007, the Company’s investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included a net decrease in the Company’s investment in Ciena of $39.3 million for the three months ended March 31, 2008, and no change in the unrealized depreciation on the Company’s investment in Ciena for the three months ended March 31, 2007.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Total interest and related portfolio income earned from the Company’s investment in Ciena for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Interest income on subordinated debt and Class A equity interests	$—	$—
Fees and other income	—	1.4

Total interest and related portfolio income	$—	$1.4

In the fourth quarter of 2006, the Company placed its investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in Ciena for the three months ended March 31, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit (discussed below), the Company earned fees of $1.4 million for the three months ended March 31, 2007, and $5.4 million for the year ended December 31, 2007, which were included in fees and other income. Ciena has not yet paid the $5.4 million in such fees earned by the Company during 2007, and at March 31, 2008, such fees were included as a receivable in other assets. The Company considered this outstanding receivable in its valuation of Ciena at March 31, 2008. The Company did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the three months ended March 31, 2008.

The Company guarantees Ciena’s revolving credit facility that matures in March 2009. On January 30, 2008, Ciena completed an amendment of the terms of its revolving credit facility. The amendment reduced the commitments from the lenders under the facility from $500 million to $450 million at the effective date of the amendment, with further periodic reductions in total commitments to $325 million by December 31, 2008. In addition, certain financial and other covenants were amended. In connection with this amendment, the Company increased its unconditional guarantee from 60% to 100% of the total obligations under this facility (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) and replaced $42.5 million in letters of credit issued under the Ciena credit facility with new letters of credit under the Company’s revolving line of credit. The guaranty of the Ciena revolving credit facility can be called by the lenders in the event of a default, which includes the occurrence of any event of default under the Company’s revolving credit facility, subject to grace periods in certain cases. The amendment also prohibits cash payments from Ciena to the Company for interest, guarantee fees, management fees, and dividends. At March 31, 2008, the principal amount outstanding on Ciena’s revolving credit facility was $335.0 million and letters of credit issued under the facility were $46.9 million. The total obligation guaranteed by the Company at March 31, 2008, was $384.8 million. At March 31, 2008, the Company had provided standby letters of credit totaling $59.5 million in connection with term securitization transactions completed by Ciena.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity, including loan originations under the SBA’s 7(a) Guaranteed Loan Program. Ciena continues to reposition its business. However, there is an inherent risk in this repositioning and the Company continues to work with Ciena on restructuring. Ciena maintains two non-recourse securitization warehouse facilities, and there is no assurance that Ciena will be able to refinance these facilities in the loan securitization market. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, Ciena agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA and an escrow agent in which Ciena agreed to deposit $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. During the term of the agreement, any loans originated by Ciena that will be sold into the secondary market or loans that default after having been sold into the secondary market will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market or prior to reimbursement by the SBA. Ciena remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business.

As an SBA lender, Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits and reviews are ongoing.

On or about January 16, 2007, Ciena (f/k/a Business Loan Express, LLC) and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs are appealing the dismissal.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s current regulatory issues, ongoing investigations, litigation, and the repositioning of its business in performing the valuation of Ciena at March 31, 2008. The Company is monitoring the situation.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

At both March 31, 2008, and December 31, 2007, the Company held all of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests.

Mercury Air Centers, Inc.  In April 2004, the Company completed the purchase of a majority ownership in Mercury Air Centers, Inc. (“Mercury”). At March 31, 2007, the Company’s investment in Mercury totaled $84.8 million at cost and $301.4 million at value, which included unrealized appreciation of $216.6 million.

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

Total interest and related portfolio income earned from the Company’s investment in Mercury for the three months ended March 31, 2007, was as follows:

($ in millions)	2007

Interest income	$2.0
Fees and other income	0.1

Total interest and related portfolio income	$2.1

Net change in unrealized appreciation or depreciation for the three months ended March 31, 2007, included an increase in unrealized appreciation totaling $56.7 million related to the Company’s investment in Mercury.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At March 31, 2008, and December 31, 2007, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.5	14.0%	$28.4	$28.5	14.0%
Callidus Debt Partners CLO Fund IV, Ltd.	2.0	2.6	10.1%	—	—	—
Callidus Debt Partners CLO Fund VI, Ltd.	4.3	4.5	13.1%	4.3	4.3	13.4%
Callidus MAPS CLO Fund I LLC	17.0	15.5	8.9%	17.0	16.1	11.0%
Dryden XVIII Leveraged Loan 2007 Limited	7.4	8.2	11.4%	7.4	7.4	12.7%
Knightsbridge CLO 2007-1 Limited	22.0	22.0	14.1%	22.0	22.0	14.1%
Pangaea CLO 2007-1 Ltd.	11.6	10.8	13.1%	11.6	11.6	13.9%

Total bonds	92.7	92.1	12.7%	90.7	89.9	13.3%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	21.4	20.0	16.4%	21.8	20.0	14.1%
Callidus Debt Partners CLO Fund IV, Ltd.	15.2	14.9	17.5%	12.3	11.3	16.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.8	13.8	20.3%	14.0	14.7	19.3%
Callidus Debt Partners CLO Fund VI, Ltd.	28.3	26.5	19.2%	27.0	27.0	19.3%
Callidus Debt Partners CLO Fund VII, Ltd.	23.1	23.1	16.6%	22.1	22.1	16.6%
Callidus MAPS CLO Fund I LLC	48.4	31.5	5.6%	49.3	36.1	7.6%
Callidus MAPS CLO Fund II, Ltd.	18.8	16.8	17.6%	18.7	18.7	14.7%
Dryden XVIII Leveraged Loan 2007 Limited	22.7	19.8	14.6%	21.9	21.9	14.2%
Knightsbridge CLO 2007-1 Limited	32.4	31.0	19.3%	31.2	31.2	15.2%

Total preferred shares/income notes	224.1	197.4	15.8%	218.3	203.0	14.6%

Total	$316.8	$289.5		$309.0	$292.9

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

the preferred shares/income notes. At both March 31, 2008, and December 31, 2007, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At March 31, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 636 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$286.1	$288.5
Syndicated loans	4,206.5	4,122.7
Cash(1)	101.4	104.4

Total underlying collateral assets(2)	$4,594.0	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At March 31, 2008, and December 31, 2007, the total face value of defaulted obligations was $42.3 million and $18.4 million, respectively, or approximately 0.9% and 0.4% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At March 31, 2008, and December 31, 2007, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status
Companies more than 25% owned	$62.4	$114.1
Companies 5% to 25% owned	2.6	11.7
Companies less than 5% owned	23.3	23.8
Loans and debt securities not in workout status
Companies more than 25% owned	31.0	21.4
Companies 5% to 25% owned	12.3	13.4
Companies less than 5% owned	11.7	13.3

Total	$143.3	$197.7

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at March 31, 2008, and December 31, 2007, were as follows:

	2008	2007

Industry
Business services	36%	37%
Consumer products	25	25
Industrial products	8	10
Financial services	5	6
CLO/CDO(1)	6	6
Retail	5	4
Consumer services	5	4
Healthcare services	3	3
Asset management	2	1
Other	5	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	35%	36%
Midwest	31	32
Southeast	18	17
West	14	14
Northeast	2	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At March 31, 2008, and December 31, 2007, the commercial real estate finance portfolio consisted of the following:

	2008			2007
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$52.0	$53.5	7.9%	$65.9	$65.4	6.8%
Real estate owned	23.5	30.2		15.3	21.3
Equity interests	14.2	32.1		15.7	34.5

Total	$89.7	$115.8		$96.9	$121.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At both March 31, 2008, and December 31, 2007, approximately 85% and 15% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At March 31, 2008, and December 31, 2007, loans with a value of $7.4 million and $14.3 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial real estate finance portfolio at value at March 31, 2008, and December 31, 2007, were as follows:

	2008	2007

Property Type
Hospitality	44%	44%
Office	20	21
Retail	18	18
Recreation	16	15
Other	2	2

Total	100%	100%

Geographic Region
Southeast	44%	40%
Midwest	25	31
West	21	20
Northeast	8	7
Mid-Atlantic	2	2

Total	100%	100%

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements for the period ended March 31, 2008.

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

and the provisions of the Investment Company Act of 1940 and SFAS 157. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

SFAS 157 establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. Inputs are classified into one of three categories:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets

•	Level 2 — Inputs other than quoted prices that are observable to the market participant for the asset or quoted prices in a market that is not active

•	Level 3 — Unobservable inputs

When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in total based on the lowest level input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2008, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of March 31,	Identical Assets	Inputs	Inputs
($ in millions)	2008	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
U.S. Treasury Bills	$120.0	$120.0	$—	$—

Portfolio
Private finance	$4,519.8	$3.3	$—	$4,516.5
Commercial real estate finance	115.8	—	—	115.8

Total portfolio	$4,635.6	$3.3	$—	$4,632.3

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

		Commercial
	Private	Real Estate
($ in millions)	Finance	Finance	Total

Balance at December 31, 2007	$4,652.7	$121.2	$4,773.9
Total gains or losses
Net realized gains (losses)(1)	12.8	(0.2)	12.5
Net change in unrealized appreciation or depreciation(2)	(111.4)	1.9	(109.5)
Purchases, issuances, repayments and exits, net(3)	(37.6)	(7.1)	(44.6)
Transfers in and/or out of level 3	—	—	—

Balance at March 31, 2008	$4,516.5	$115.8	$4,632.3

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(93.5)	$1.5	$(92.0)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

(3)	Includes interest and dividend income reinvested through the receipt of a debt or equity security (payment-in-kind income) (recorded as interest and dividend income in the accompanying consolidated statement of operations).

The impact on the Company’s consolidated financial statements for periods subsequent to the period of adoption of SFAS 157 cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of the statement.

Managed Funds

The Company manages funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the “Managed Funds”). As of March 31, 2008, the funds that the Company manages had total assets of approximately $1.2 billion. During 2007, the Company established the Allied Capital Senior Debt Fund, L.P. and the Unitranche Fund LLC, and in the first quarter of 2008, the Company formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd., all discussed below. The Company’s responsibilities to the Managed Funds may include deal origination, underwriting, and portfolio monitoring and development services consistent with the activities that the Company performs for its portfolio. Each of the Managed Funds may separately invest in the debt or equity of a portfolio company. The Company’s portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by the Company.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Allied Capital Senior Debt Fund, L.P.  The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (“ACSDF”), a private fund that generally invests in senior, unitranche and second lien debt. The Company has committed and funded $31.8 million to ACSDF, which is a portfolio company. The Company’s investment in ACSDF totaled $31.8 million at cost and $32.6 million at value at March 31, 2008, and $31.8 million at cost and $32.8 million at value at December 31, 2007. ACSDF has closed on $125 million in equity capital commitments and had total assets of approximately $432 million at March 31, 2008. As a special limited partner, the Company expects to earn an incentive allocation of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of the Company’s investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus its allocation of the net earnings of ACSDF, including the incentive allocation.

AC Corp is the investment manager to ACSDF. Callidus Capital Corporation, a portfolio investment controlled by the Company, acts as special manager to ACSDF. An affiliate of the Company is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp earns a management fee of up to 2% per annum of the net asset value of ACSDF and pays Callidus 25% of that management fee to compensate Callidus for its role as special manager.

The Company may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from the Company. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, the Company sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. In the first quarter of 2008, the Company sold $30.0 million of seasoned assets with a weighted average yield of 8.2% to the warehouse financing vehicle. ACSDF also purchases loans from other third parties.

Unitranche Fund LLC.  In December 2007, the Company formed the Unitranche Fund LLC (“Unitranche Fund”), which the Company co-manages with an affiliate of General Electric Capital Corporation (“GE”). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with Earnings before Interest, Taxes, Depreciation, and Amortization of at least $15 million. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and the Company has committed $525.0 million of subordinated certificates. The Unitranche Fund will be capitalized as transactions are completed. The Company earns a management and sourcing fee totaling 0.375% per annum of managed assets. At March 31, 2008, the Unitranche Fund had total assets of approximately $142 million and the Company’s investment in the Unitranche Fund totaled $31.5 million at cost and at value.

AGILE Fund I, LLC.  In January 2008, the Company entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (“Goldman Sachs”). As part of the investment agreement, the Company agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (“AGILE”), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008.

The sale to AGILE included 13.7% of the Company’s equity investments in 23 of its buyout portfolio companies and 36 of its minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.8 million and dividend income of $5.4 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

In addition, the Company sold approximately $63 million in debt investments, which represented 7.3% of its unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

The Company is the managing member of AGILE, and is entitled to an incentive allocation subject to certain performance benchmarks. The Company owns the remaining interests in AGILE not held by Goldman Sachs. At March 31, 2008, AGILE had total assets of approximately $174 million and the Company’s investment in AGILE totaled $0.9 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by the Company and will have future opportunities to invest in the Company’s affiliates, or vehicles managed by them, and to coinvest alongside the Company in the future, subject to various terms and conditions.

As part of this transaction, the Company also sold nine venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $4.7 million of unfunded commitments related to these limited partnership investments. The sale of these limited partnership investments closed at the end of the first quarter of 2008 and resulted in a net realized loss of $5.5 million.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, the Company assumed the management of Knightsbridge CLO 2007-1 Ltd. The Company earns a management fee of up to 0.6% per annum of the assets of the fund. Callidus may assist the Company in the management of the fund and the Company may pay Callidus a portion of the management fee earned for this assistance. This CLO invests primarily in middle market senior loans. At March 31, 2008, Knightsbridge CLO 2007-1 Ltd. had total assets of approximately $500 million and the Company’s investment in this CLO totaled $54.4 million at cost and $53.0 million at value.

Note 4. Debt

At March 31, 2008, and December 31, 2007, the Company had the following debt:

	2008					2007
				Annual				Annual
	Facility	Amount		Interest		Facility	Amount	Interest
	Amount	Drawn		Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,042.8	$1,042.8		6.1%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0		6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,922.8	1,922.8		6.4%		1,922.2	1,922.2	6.4%
Revolving line of credit	922.5	268.8	(4)	3.8	%(2)	922.5	367.3	5.9	%(2)

Total debt	$2,845.3	$2,191.6		6.2	%(3)	$2,844.7	$2,289.5	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.7 million at both March 31, 2008, and December 31, 2007.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	On April 9, 2008, the Company entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, which replaced the Company’s previous line of credit. Under this new revolving line of credit, in addition to the current interest rate payable, the annual costs of commitment fees, other facility fees and amortization of debt financing costs will be approximately $6.7 million. See discussion below.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable and Debentures

Privately Issued Unsecured Notes Payable.  The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At March 31, 2008, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

The Company also has issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as the Company’s other unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. These notes mature in March 2009. Simultaneous with issuing the notes, the Company entered into a cross currency swap with a financial institution which fixed the Company’s interest and principal payments in U.S. dollars for the life of the debt.

Publicly Issued Unsecured Notes Payable.  At March 31, 2008, the Company had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Scheduled Maturities.  Scheduled future maturities of notes payable at March 31, 2008, were as follows:

Year	Amount Maturing
($ in millions)

2008	$153.0
2009	270.3
2010	408.0
2011	472.5
2012	339.0
Thereafter	280.0

Total	$1,922.8

Revolving Line of Credit

At December 31, 2007, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. On April 9, 2008, the Company entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, with Bank of America, N.A., as a lender and as administrative agent, and the other lenders thereunder, which replaced the Company’s previous revolving line of credit. The Company may obtain additional commitments up to a total committed facility of $1.5 billion, subject to customary conditions. The revolving line of credit expires on April 11, 2011.

At the Company’s option, borrowings under the revolving line of credit effective April 9, 2008, generally bear interest at a rate per annum equal to (i) LIBOR (for the period selected by the Company) plus 2.00% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.50% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

The revolving credit facility provides for a swing line sub-facility. The swing line sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The revolving credit facility also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $175 million. This letter of credit sub-facility will increase to the extent of 15% of the aggregate amount of commitments over $1.0 billion. The letter of credit fee is 2.00% per annum on letters of credit issued, which is payable quarterly.

The annual cost of commitment fees, other facility fees and amortization of debt financing costs prior to entering into the new three-year facility in April 2008, was $3.7 million at both March 31, 2008, and December 31, 2007, respectively. Subsequent to entering into the new facility in April 2008, the annual cost of commitment fees, other facility fees and amortization of debt financing costs will be approximately $6.7 million.

The average debt outstanding on the revolving line of credit was $289.3 million and $142.1 million, respectively, for the three months ended March 31, 2008 and 2007. The maximum amount borrowed under this facility and the weighted average stated interest rate during the three months ended March 31, 2008 and 2007, were $403.8 million and 4.9%, respectively, and $225.5 million and 6.4%, respectively. At March 31, 2008, the amount available under the revolving line of credit in effect on March 31, 2008,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

was $557.5 million, net of amounts committed for standby letters of credit of $96.3 million issued under the credit facility. On April 9, 2008, the amount available under the new revolving line of credit was $325.4 million, net of amounts committed for standby letters of credit of $96.3 million issued under the credit facility.

Covenant Compliance

The Company has various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at March 31, 2008, and December 31, 2007. These covenants require the Company to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. As of March 31, 2008, and December 31, 2007, the Company was in compliance with these covenants. The financial and operating covenants under the new revolving line of credit are substantially similar to the previous facility.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. As of March 31, 2008, and December 31, 2007, the Company was in compliance with these covenants.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of March 31, 2008, and December 31, 2007, the Company had issued guarantees of debt and rental obligations aggregating $394.0 million and $270.6 million, respectively, and had extended standby letters of credit aggregating $96.3 million and $58.5 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $490.3 million and $329.1 million at March 31, 2008, and December 31, 2007, respectively.

As of March 31, 2008, the guarantees and standby letters of credit expired as follows:

(in millions)	Total	2008	2009	2010	2011	2012	After 2012
Guarantees	$394.0	$0.3	$387.3	$—	$4.4	$0.1	$1.9
Standby letters of credit(1)	96.3	96.3	—	—	—	—	—

Total(2)	$490.3	$96.6	$387.3	$—	$4.4	$0.1	$1.9

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit that was in effect at March 31, 2008, which was scheduled to expire in September 2008. In April 2008, the Company entered into a new three-year revolving line of credit that expires in April 2011.

(2)	The Company’s most significant commitments relate to its investment in Ciena Capital LLC (Ciena), which commitments totaled $444.3 million at March 31, 2008. At March 31, 2008, the Company guaranteed 100% of the outstanding total obligations on Ciena’s revolving line of credit, which matures in March 2009, for a total guaranteed amount of $384.8 million and had standby letters of credit issued totaling $59.5 million in connection with term securitizations completed by Ciena. See Note 3.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments, continued

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At March 31, 2008, the Company had outstanding commitments to fund investments totaling $885.3 million, including $845.3 million related to private finance investments and $40.0 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $493.5 million to the Unitranche Fund LLC, which the Company estimates will be funded over a two to three year period as investments are funded by the Unitranche Fund. See Note 3.

Note 6. Shareholders’ Equity

Sales of common stock for the three months ended March 31, 2008 and 2007, were as follows:

(in millions)	2008	2007

Number of common shares	8.3	3.3

Gross proceeds	$175.5	$97.3
Less costs, including underwriting fees	4.6	3.5

Net proceeds	$170.9	$93.8

In addition, in April 2008, the Company sold 3.2 million shares of its common stock for proceeds of $56.3 million, net of underwriting discounts and estimated offering expenses.

There were no stock options exercised during the three months ended March 31, 2008. The Company issued 0.1 million shares of common stock upon the exercise of stock options during the three months ended March 31, 2007.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. For the three months ended March 31, 2008 and 2007, the Company issued new shares in order to satisfy dividend reinvestment requests. Dividend reinvestment plan activity for the three months ended March 31, 2008 and 2007, was as follows:

	For the Three
	Months Ended
	March 31,
	2008	2007
(in millions, except per share amounts)

Shares issued	0.2	0.1
Average price per share	$19.49	$29.23

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Earnings Per Common Share

Earnings per common share for the three months ended March 31, 2008 and 2007, were as follows:

	For the Three
	Months Ended
	March 31,
(in millions, except per share amounts)	2008	2007

Net increase (decrease) in net assets resulting from operations	$(40.7)	$133.1

Weighted average common shares outstanding — basic	161.5	149.5
Dilutive options outstanding	—	3.3

Weighted average common shares outstanding — diluted	161.5	152.8

Basic earnings (loss) per common share	$(0.25)	$0.89

Diluted earnings (loss) per common share	$(0.25)	$0.87

Note 8. Employee Compensation Plans

In December 2007, the Company’s Board of Directors made a determination that it was in the best interests of the Company to terminate its deferred compensation arrangements (each individually a Plan, or collectively, the Plans). The Board of Directors’ decision was primarily in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

The accounts under the deferred compensation arrangements totaled $52.5 million at December 31, 2007. The balances on the termination date were distributed to participants in March 2008 subsequent to the termination date in accordance with the transition rule for payment elections under Section 409A of the Code. Distributions from the plans were made in cash or shares of the Company’s common stock, net of required withholding taxes.

The Company has an Individual Performance Award (“IPA”), which is generally determined annually at the beginning of each year but may be adjusted throughout the year. Through December 31, 2007, the IPA was deposited in a deferred compensation trust in four equal installments, generally on a quarterly basis, in the form of cash. The Compensation Committee of the Board of Directors designed the trust to require the trustee to use the cash to purchase shares of the Company’s common stock in the open market.

Through December 31, 2007, the IPA amounts were contributed into the trust and invested in the Company’s common stock. The accounts of the trust were consolidated with the Company’s accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense. On

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Employee Compensation Plans, continued

March 18, 2008, prior to the distribution of the assets held in the trust, the Company was required to record a final mark to market of the liability with a corresponding credit to employee compensation expense.

For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year to eligible officers as long as the recipient remains employed by the Company, rather than contributed to a deferred compensation plan and invested in shares of the Company’s common stock.

The IPA expense for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

IPA	$2.4	$2.5
IPA mark to market expense (benefit)	(4.1)	(4.0)

Total IPA expense (benefit)	$(1.7)	$(1.5)

The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended March 31, 2008 and 2007, the IPB expense was $1.7 million and $2.0 million, respectively. The IPA and IPB expenses are included in employee expenses.

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

At March 31, 2008, and December 31, 2007, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 3.9 million and 10.7 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

Information with respect to options granted, exercised and forfeited under the Option Plan for the three months ended March 31, 2008, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	March 31,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2008(1)

Options outstanding at January 1, 2008	18.5	$28.36
Granted	7.1	$22.96
Exercised	—	$—
Forfeited	(0.3)	$27.46

Options outstanding at March 31, 2008	25.3	$26.86	6.35	$—

Exercisable at March 31, 2008(2)	11.7	$27.99	6.13	$—

Exercisable and expected to be exercisable at March 31, 2008(3)	23.5	$27.02	6.33	$—

(1)	Represents the difference between the market value of the options at March 31, 2008, and the cost for the option holders to exercise the options.

(2)	Represents vested options.

(3)	The amount of options expected to be exercisable at March 31, 2008, is calculated based on an estimate of expected forfeitures.

During the three months ended March 31, 2007, no options were granted, 0.1 million options were exercised and 0.3 million options were forfeited.

There were no shares vested during the three months ended March 31, 2008 and 2007. The total intrinsic value of the options exercised during the three months ended March 31, 2007, was $0.9 million. There were no options exercised during the three months ended March 31, 2008.

Note 10. Dividends and Distributions and Taxes

The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share and $0.63 per common share for the first quarters of 2008 and 2007, respectively. These dividends totaled $108.1 million and $95.8 million for the three months ended March 31, 2008 and 2007, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006, which was paid to shareholders on January 19, 2007.

The Company’s Board of Directors also declared a dividend of $0.65 per common share for the second quarter of 2008.

At December 31, 2007, the Company had estimated excess taxable income of $403.1 million available for distribution to shareholders in 2008. Estimated excess taxable income for 2007 represents approximately $50.0 million of ordinary income and approximately $353.1 million of net long-term capital gains.

Dividends for 2008 will first be paid out of the excess taxable income carried over from 2007. Given the regular quarterly dividend payout, which for the first quarter of 2008 was $108.1 million, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

Company expects that a majority of the 2008 dividend payments will be made from excess 2007 taxable earnings. The Company currently expects that the excess taxable income carried over from 2007 plus its estimated annual taxable income for 2008 will be in excess of its estimated dividend distributions to shareholders in 2008, therefore, the Company expects to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. The Company has accrued an excise tax on the estimated excess taxable income earned for the respective periods. For the three months ended March 31, 2008 and 2007, the Company recorded an excise tax of $2.3 million and $3.6 million, respectively.

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

The excess taxable income carried forward from 2007 and the realized gains deferred through installment treatment for 2007 are estimates and will not be finally determined until the Company files its 2007 tax return in September 2008.

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

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended March 31, 2008 and 2007, AC Corp’s income tax benefit was $0.3 million and $4.2 million, respectively.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $31.1 million and $24.9 million, respectively, for the three months ended March 31, 2008 and 2007.

Non-cash operating activities for the three months ended March 31, 2008 and 2007, totaled $132.0 million and $3.1 million, respectively. Non-cash operating activity for the three months ended March 31, 2008, included the exchange of existing debt securities and accrued interest with a cost basis of $99.6 million for new debt and equity securities and consideration received in connection with the sale of securities of $32.4 million, which was received in cash in April 2008.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million and $4.3 million, for the three months ended March 31, 2008 and 2007, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Three Months Ended		Year Ended
	March 31,		December 31,
	2008(1)	2007	2007

Per Common Share Data
Net asset value, beginning of period	$17.54	$19.12	$19.12

Net investment income(2)	0.43	0.26	0.91
Net realized gains(2)(3)	0.02	0.18	1.74

Net investment income plus net realized gains(2)	0.45	0.44	2.65
Net change in unrealized appreciation or depreciation(2)(3)	(0.70)	0.43	(1.66)

Net increase (decrease) in net assets resulting from operations(2)	(0.25)	0.87	0.99

Net decrease in net assets from shareholder distributions	(0.65)	(0.63)	(2.64)
Net increase in net assets from capital share transactions(2)(4)	0.35	0.22	0.41
Decrease in net assets from cash portion of the option cancellation payment(2)(6)	—	—	(0.34)

Net asset value, end of period	$16.99	$19.58	$17.54

Market value, end of period	$18.43	$28.81	$21.50
Total return(5)	(11.4)%	(9.9)%	(27.6)%

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,828.4	$2,978.3	$2,771.8
Common shares outstanding at end of period	166.5	152.1	158.0
Diluted weighted average common shares outstanding	161.5	152.8	154.7
Employee, employee stock option and administrative expenses/average net assets(7)	1.28%	1.33%	6.10%
Total operating expenses/average net assets(7)	2.62%	2.37%	10.70%
Income tax expense (benefit), including excise tax/average net assets(7)	0.07%	(0.02)%	0.47%
Net investment income/average net assets(7)	2.48%	1.36%	4.91%
Net increase (decrease) in net assets resulting from operations/average net assets(7)	(1.45)%	4.57%	5.34%
Portfolio turnover rate(7)	5.62%	3.78%	26.84%
Average debt outstanding	$2,209.5	$1,841.2	$1,924.2
Average debt per share(2)	$13.68	$12.05	$12.44

(1)	The results for the three months ended March 31, 2008, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Excludes capital share transactions related to the cash portion of the option cancellation payment.
(5)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(6)	On July 18, 2007, the Company completed a tender offer, which resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of unregistered shares of the Company’s common stock.
(7)	The ratios for the three months ended March 31, 2008 and 2007, do not represent annualized results.

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

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of March 31, 2008, the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 12) for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of December 31, 2007, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights, for the year then ended; and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet including the consolidated statement of investments as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Washington, D.C.
May 9, 2008

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$—	$860	$—	$860
(Private Equity Fund)

Alaris Consulting, LLC	Senior Loan(5)			—	—	—	—
(Business Services)	Equity Interests			—	1,211	(1,211)	—

AllBridge Financial, LLC	Equity Interests			7,800	13,944	(6,274)	15,470
(Asset Management)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			32,811	—	(206)	32,605
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			1,633	51	—	1,684
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			2,557	—	(2,400)	157
(Business Services)	Common Stock			370	667	—	1,037

Aviation Properties Corporation	Common Stock			—	—	—	—
(Business Services)

Border Foods, Inc.	Preferred Stock			4,648	—	(1,507)	3,141
(Consumer Products)	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)		$65	3,035	540	(502)	3,073
(Asset Management)	Equity Interests			3,559	—	(25)	3,534

Callidus Capital Corporation	Senior Loan	$4		—	1,500	—	1,500
(Asset Management)	Subordinated Debt	348		6,871	4,309	—	11,180
	Common Stock	3,000		44,587	—	(4,565)	40,022

Ciena Capital LLC	Class A Equity
(f/k/a Business Loan	Interests(5)			68,609	—	(39,318)	29,291
Express, LLC)	Class B Equity Interests			—	—	——	—
(Financial Services)	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	13		679	1	—	680
(Business Services)	Unitranche Debt	1,561		50,597	529	—	51,126
	Subordinated Debt	327		8,049	43	—	8,092
	Common Stock			12,726	4,051	—	16,777

Coverall North America, Inc.	Unitranche Debt	1,013		34,923	19	(3,019)	31,923
(Business Services)	Subordinated Debt	216		5,979	3	(437)	5,545
	Common Stock			27,597	2,698	(2,287)	28,008

CR Holding, Inc.	Subordinated Debt	1,645		40,812	374	(3,006)	38,180
(Consumer Products)	Common Stock			40,934	—	(13,452)	27,482

Crescent Equity Corp.	Senior Loan	11		433	—	—	433
(Business Services/	Subordinated Debt	892		42,977	488	(12,486)	30,979
Broadcasting & Cable)	Subordinated Debt(5)			1,583	100	—	1,683
	Common Stock	36		83,453	5,622	(64,762)	24,313

Direct Capital Corporation	Subordinated Debt	1,661		39,030	13,641	(2,965)	49,706
(Financial Services)	Common Stock			6,906	6,744	(2,644)	11,006

Financial Pacific Company	Subordinated Debt	3,027		72,850	362	(5,314)	67,898
(Financial Services)	Preferred Stock	1,281		19,330	—	(1,779)	17,551
	Common Stock			38,544	−	(14,523)	24,021

ForeSite Towers, LLC	Equity Interest			878	—	(75)	803
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,822	—	(472)	1,350
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			—	29,628	—	29,628
(Retail)	Common Stock			—	5,151	(4,001)	1,150

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Hot Stuff Foods, LLC	Senior Loan	$956		$50,752	$1,596	$(110)	$52,238
(Consumer Products)	Subordinated Debt	826		29,907	545	(10,053)	20,399
	Subordinated Debt(5)			1,337	—	(1,337)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	2,165		59,618	454	(4,355)	55,717
(Retail)	Common Stock			44,154	—	(7,330)	36,824

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			320	1	—	321

Insight Pharmaceuticals	Subordinated Debt	2,633		45,041	1,304	(904)	45,441
Corporation	Subordinated Debt(5)			16,796	171	—	16,967
(Consumer Products)	Preferred Stock			1,462	9,099	—	10,561
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt(5)			1,563	—	(815)	748
(Industrial Products)

Legacy Partners Group, Inc.	Senior Loan(5)			3,843	—	(3,000)	843
(Business Services)	Equity Interests			1,332	—	(187)	1,145

Litterer Beteiligungs-GmbH	Subordinated Debt	16		772	56	—	828
(Business Services)	Equity Interest			700	150	—	850

MHF Logistical Solutions, Inc.(7)	Subordinated Debt(5)			—	14,310	(4,991)	9,319
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

MVL Group, Inc.	Senior Loan	922		30,639	6	—	30,645
(Business Services)	Subordinated Debt	1,518		39,943	296	—	40,239
	Common Stock			4,949	—	(576)	4,373

Old Orchard Brands, LLC	Subordinated Debt	838		19,544	209	(1,428)	18,325
(Consumer Products)	Equity Interests			25,419	2,793	(2,910)	25,302

Penn Detroit Diesel Allison, LLC	Subordinated Debt	1,457		39,180	714	(2,883)	37,011
(Business Services)	Equity Interests			37,965	—	(4,443)	33,522

Powell Plant Farms, Inc.	Senior Loan			1,534	—	(1,534)	—
(Consumer Products)

Service Champ, Inc.	Subordinated Debt	1,086		28,351	193	(2,083)	26,461
(Business Services)	Common Stock			26,292	—	(2,541)	23,751

Staffing Partners Holding	Subordinated Debt			223	286	(509)	—
Company, Inc.
(Business Services)

Startec Equity, LLC	Equity Interests			430	—	(33)	397
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan(5)			35,229	4,597	(39,399)	427
(Retail)	Preferred Stock			—	950	(950)	—
	Common Stock			—	50	(50)	—

Unitranche Fund LLC	Subordinated Certificates	274		744	30,747	—	31,491
(Private Debt Fund)	Equity Interests			1	—	—	1

Worldwide Express Operations, LLC	Subordinated Debt	102		2,670	81	(212)	2,539
(Business Services)	Equity Interests	796		21,516	—	(2,852)	18,664
	Warrants			272	—	(36)	236

Total companies more than 25% owned		$28,624		$1,279,080			$1,157,473

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$680		$20,645	$129	—	$20,774
(Business Services)	Equity Interests			1,100	—	(25)	1,075
	Option			—	25	—	25

Advantage Sales &
Marketing, Inc.	Subordinated Debt	4,738		154,854	2,589	—	157,443
(Business Services)	Equity Interests			10,973	—	(773)	10,200

Air Medical Group Holdings LLC	Senior Loan	63		2,980	3,217	(2,332)	3,865
(Healthcare Services)	Equity Interests	1,011		10,800	—	(900)	9,900

Alpine ESP Holdings, Inc.	Preferred Stock	19		749	—	(127)	622
(Business Services)	Common Stock			262	—	(262)	—

Amerex Group, LLC	Subordinated Debt	241		8,400	—	(611)	7,789
(Consumer Products)	Equity Interests	2,349		13,713	—	(941)	12,772

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			11,467	8	—	11,475
(Private Equity Fund)

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Becker Underwood, Inc.	Subordinated Debt	921		24,798	726	—	25,524
(Industrial Products)	Common Stock			4,190	609	(799)	4,000

BI Incorporated	Subordinated Debt	$1,049		$30,499	$422	$—	$30,921
(Business Services)	Common Stock			7,382	—	(1,182)	6,200

Creative Group, Inc.	Subordinated Debt(5)			6,197	—	(1,012)	5,185
(Business Services)	Common Stock			—	—	—	—
	Warrant			—	—	——	—

Drew Foam Companies, Inc.	Preferred Stock			396	—	(126)	270
(Business Services)	Common Stock			—	1	(1)	—

Hilden America, Inc.	Common Stock			—	454	(9)	445
(Consumer Products)

MedBridge Healthcare, LLC	Senior Loan(5)			7,164	—	—	7,164
(Healthcare Services)	Subordinated Debt(5)			2,406	195	—	2,601
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	—	—	—

MHF Logistical Solutions, Inc.	Subordinated Debt			9,280	—	(9,280)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	568		19,704	78	(50)	19,732
(Business Services)	Equity Interests			940	348	(274)	1,014

Progressive International
Corporation	Subordinated Debt	65		1,545	31	—	1,576
(Consumer Products)	Preferred Stock			1,038	21	—	1,059
	Common Stock			4,900	900	—	5,800
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	1		—	—	—	—
(Healthcare Services)	Unitranche Debt	340		11,941	356	—	12,297
	Equity Interests	25		1,681	22	(206)	1,497

SGT India Private Limited	Common Stock			3,075	—	(495)	2,580
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	530		13,744	2,006	—	15,750
(Healthcare Services)	Equity Interests	74		2,686	—	(483)	2,203

Universal Environmental	Equity Interests			—	249	(249)	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned		$12,674		$389,509			$381,758

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of March 31, 2008.
(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at March 31, 2008, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.
(7)	In the first quarter of 2008, the Company exercised its option to acquire a majority of the voting securities of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies more than 25% owned in the first quarter of 2008. At December 31, 2007, the Company’s investment in MHF was included in the companies 5% to 25% owned category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

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

Our portfolio composition at March 31, 2008 and 2007, and December 31, 2007, was as follows:

	March 31,		December 31,
	2008	2007	2007

Private finance	98%	97%	97%
Commercial real estate finance	2%	3%	3%

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

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

	At and for the		At and for the
	Three Months Ended		Year Ended
	March 31,		December 31,
($ in millions)	2008	2007	2007

Portfolio at value	$4,635.6	$4,498.8	$4,780.5
Investments funded	$275.1	$170.2	$1,846.0
Payment-in-kind interest and dividends, net of cash collections	$13.4	$8.1	$12.0
Principal collections related to investment repayments or sales(1)	$264.8	$235.5	$1,211.6
Yield on interest-bearing portfolio investments(2)	12.3%	11.6%	12.1%

(1)	Principal collections related to investment repayments or sales for the three months ended March 31, 2008, and year ended December 31, 2007, included collections of $30.0 million and $224.2 million, respectively, related to the sale of loans to the Allied Capital Senior Debt Fund, L.P. See discussion below.
(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest (LIBOR plus 7.5%) on the subordinated certificates in the Unitranche Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on loans and debt securities at and for the three months ended March 31, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

	At and for				At and for the
	Three Months Ended March 31,				Year Ended December 31,
	2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$325.7	7.0%	$365,0	8.4%	$344.3	7.7%
Unitranche debt	655.7	11.8%	780.2	11.4%	653.9	11.5%
Subordinated debt	2,430.4	13.0%	1,946.1	12.5%	2,416.4	12.8%

Total loans and debt securities	3,411.8	12.2%	3,091.3	11.7%	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(2)	197.4	15.8%	96.1	13.5%	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(2)	31.5	12.4%	—		0.7	12.4%
Other equity securities	879.1		1,188.9		1,041.0

Total equity securities	1,108.0		1,285.0		1,244.7

Total portfolio	$4,519.8		$4,376.3		$4,659.3

Investments funded	$274.6		$170.2		$1,828.0
Payment-in-kind interest and dividends, net of cash collections	$13.2		$5.3		$12.7
Principal collections related to investment repayments or sales(3)	$256.4		$235.1		$1,188.2

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Unitranche Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes collections from the sale or repayment of senior loans totaling $48.6 million, $94.7 million, and $393.4 million for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007, respectively.

Our investment activity is primarily focused on making long-term investments in the debt and equity of primarily private middle market companies. Debt investments may include senior loans, unitranche debt (an investment that combines both senior and subordinated financing, generally in a first lien position), or subordinated debt (with or without equity features). The junior debt that we invest in that is lower in repayment priority than senior debt is also known as mezzanine debt. Equity investments may include a minority equity stake in connection with a debt investment or a substantial equity stake in connection with a buyout transaction. In a buyout transaction, we generally invest in senior and/or subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest.

We intend to take a balanced approach to private equity investing that emphasizes a complementary mix of debt investments and buyout investments. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. In addition, we may invest in funds that are managed or co-managed by us that are complementary to our business of investing in middle market companies, such as the Allied Capital Senior Debt Fund, L.P. and the Unitranche Fund LLC. Investments in funds may provide current interest and related portfolio income, including management fees.

During the first six months of 2007, we found it difficult to find investments with attractive prices and structures. As a result, new investment activity was lower than in prior quarters. During the second half of 2007 and into the first quarter of 2008, our investment pace increased as pricing and structures improved. In the first quarter of 2008, we invested $274.6 million in private finance as compared to $170.2 million in the first quarter of 2007.

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

Investments Funded.  Investments funded and the weighted average yield on loans and debt securities funded for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007, consisted of the following:

	For the Three Months Ended March 31, 2008
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$26.8		7.4%	$10.4	6.7%	$37.2	7.2%
Unitranche debt(2)	4.5		10.3%	0.5	6.6%	5.0	9.9%
Subordinated debt	129.9	(3)	12.0%	31.3	14.2%	161.2	12.4%

Total loans and debt securities	161.2		11.2%	42.2	12.3%	203.4	11.4%
Preferred shares/income notes of CLOs(4)	3.0		27.6%	—		3.0	27.6%
Subordinated certificates in Unitranche Fund LLC	30.7		12.4%	—		30.7	12.4%
Equity	13.6			23.9		37.5

Total	$208.5			$66.1		$274.6

	For the Three Months Ended March 31, 2007
	Debt Investments		Buyout Investments		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
($ in millions)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$41.2	8.8%	$12.7	10.4%	$53.9	9.2%
Unitranche debt(2)	5.3	11.0%	—	—	5.3	11.0%
Subordinated debt	14.4	9.3%	62.1	10.5%	76.5	10.3%

Total loans and debt securities	60.9	9.1%	74.8	10.5%	135.7	9.9%
Equity	9.7		24.8		34.5

Total	$70.6		$99.6		$170.2

	For the Year Ended December 31, 2007
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$249.0		9.2%	$63.1	8.8%	$312.1	9.1%
Unitranche debt(2)	109.1		10.8%	74.9	13.0%	184.0	11.7%
Subordinated debt	719.4	(3)	12.8%	197.6	12.1%	917.0	12.6%

Total loans and debt securities	1,077.5		11.7%	335.6	11.7%	1,413.1	11.7%
Preferred shares/income notes of CLOs(4)	116.2		16.4%	—		116.2	16.4%
Subordinated certificates in Unitranche Fund LLC	0.7		12.4%	—		0.7	12.4%
Equity	152.0	(5)		146.0		298.0

Total	$1,346.4			$481.6		$1,828.0

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(3)	Subordinated debt investments for the three months ended March 31, 2008, and year ended December 31, 2007, included $2.0 million and $45.3 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(4)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by Callidus.
(5)	Equity investments for the year ended December 31, 2007, included $31.8 million invested in the Allied Capital Senior Debt Fund, L.P. See “Managed Funds” below.

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

We are currently focused on selling or encouraging the recapitalization or refinancing of some of our lower yielding debt investments. We may sell loans or debt securities to Managed Funds or portfolio companies may refinance their debt through a Managed Fund.

Yield.  The weighted average yield on private finance loans and debt securities was 12.2% at March 31, 2008, as compared to 12.1% and 11.7% at December 31, 2007, and March 31, 2007, respectively. The weighted average yield on private finance loans and debt securities may fluctuate from period to period depending on the yield on new loans and debt securities funded, the yield on loans and debt securities repaid, the amount of loans and debt securities for which interest is not accruing (see “Portfolio Asset Quality — Loans and Debt Securities on Non-Accrual Status” below) and the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period.

Outstanding Investment Commitments.  At March 31, 2008, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$8.6	$12.0	$98.5	$119.1	(2)
Unitranche debt	3.0	—	44.6	47.6
Subordinated debt	23.0	4.3	—	27.3

Total loans and debt securities	34.6	16.3	143.1	194.0
Unitranche Fund(3)	493.5	—	—	493.5
Equity securities	91.7	9.8	56.3	157.8	(4)

Total	$619.8	$26.1	$199.4	$845.3

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
($ in millions)	Amount	Drawn	to be Drawn

Revolving line of credit for working capital	$4.0	$1.6	$2.4
Subordinated debt to support warehouse facilities & warehousing activities(*)	18.0	4.0	14.0

Total	$22.0	$5.6	$16.4

(*)	Callidus has a synthetic credit facility with a third party for up to approximately $55 million. We have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support this facility.

(2)	Includes $113.2 million in the form of revolving senior debt facilities to 33 companies.

(3)	Represents our commitment to the Unitranche Fund LLC (see discussion below), which we estimate will be funded over a two to three year period as investments are made by the Unitranche Fund.

(4)	Includes $66.1 million to 13 private equity and venture capital funds, including $3.9 million in co-investment commitments to one private equity fund.

In addition to these outstanding investment commitments at March 31, 2008, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources.”

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both March 31, 2008, and December 31, 2007, we had investments in ten CLO issuances and one CDO bond, which totaled as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds	$92.7	$92.1	12.7%	$90.7	$89.9	13.3%
Preferred shares/income notes of CLOs	224.1	197.4	15.8%	218.3	203.0	14.6%

Total	$316.8	$289.5		$309.0	$292.9

Percentage of total assets		5.7%			5.6%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value.
The market yield used in the valuation of the CLO/CDO Assets may be different than the interest yields shown above. See discussion below.

The CLO and CDO issuances in which we have invested are primarily invested in senior corporate loans. See also Note 3, “Portfolio” from our Notes to the Consolidated Financial Statements included in Item 1.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both March 31, 2008, and December 31, 2007, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At March 31, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 636 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$286.1	$288.5
Syndicated loans	4,206.5	4,122.7
Cash(1)	101.4	104.4

Total underlying collateral assets(2)	$4,594.0	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At March 31, 2008, and December 31, 2007, the total face value of defaulted obligations was $42.3 million and $18.4 million, respectively, or approximately 0.9% and 0.4%, respectively, of the total underlying collateral assets.

Since the third quarter of 2007, the debt capital markets have been volatile and market yields for CLO securities have increased. We believe the market yields for our investments in CLO preferred shares/income notes have increased, and as a result, the fair value of certain of our investments in these assets has decreased. At March 31, 2008, the market yields used to value our preferred shares/income notes were 22% to 23%, with the exception of the income notes in one CLO with a cost and value of $23.1 million where we used a market yield of 18% due to the characteristics of the issuance. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2008, included a net decrease of $11.2 million related to our investments in CLO/CDO Assets. We received valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2007 and in the first quarter of 2008. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

Ciena Capital LLC.  Ciena Capital LLC (Ciena) focuses on loan products that provide financing to commercial real estate owners and operators. Ciena is also a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena is headquartered in New York, NY and maintains offices in other U.S. locations. We invested in Ciena in 2000.

At March 31, 2008, our investment in Ciena totaled $327.8 million at cost and $29.3 million at value, after the effect of unrealized depreciation of $298.5 million. See “Results of Operations, Valuation of Ciena Capital LLC” for a discussion of the determination of the value of Ciena at March 31, 2008. At December 31, 2007, our investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included a net decrease on our investment in Ciena of $39.3 million for the three months ended March 31, 2008, and no change in unrealized depreciation on our investment in Ciena for the three months ended March 31, 2007. See “Results of Operations, Valuation of Ciena Capital LLC” below.

Total interest and related portfolio income earned from our investment in Ciena for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Interest income on subordinated debt and Class A equity interests	$—	$—
Fees and other income	—	1.4

Total interest and related portfolio income	$—	$1.4

In the fourth quarter of 2006, we placed our investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in Ciena for the three months ended March 31, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $1.4 million for the three months ended March 31, 2007, and $5.4 million for the year ended December 31, 2007, which were included in fees and other income. Ciena has not yet paid the $5.4 million in such fees earned by us during 2007, and at March 31, 2008, such fees were included as a receivable in other assets. We considered this outstanding receivable in our valuation of Ciena at March 31, 2008. We did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the three months ended March 31, 2008.

We guarantee Ciena’s revolving credit facility that matures in March 2009. On January 30, 2008, Ciena completed an amendment of the terms of its revolving credit facility. The amendment reduced the commitments from the lenders under the facility from $500 million to $450 million at the effective date of the amendment, with further periodic reductions in total commitments to $325 million by December 31, 2008. In addition, certain financial and other covenants were amended. In connection with this amendment, we increased our unconditional guarantee from 60% to 100% of the total obligations under this facility (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees) and replaced $42.5 million in letters of credit issued under the Ciena credit facility with new letters of credit under our revolving line of credit. The guaranty of the Ciena revolving credit facility can be called by the lenders in the event of a default, which includes the occurrence of any event of default under our revolving credit facility, subject to grace periods in certain cases. The amendment also prohibits cash payments from Ciena to us for interest, guarantee fees, management fees, and dividends. At March 31, 2008, the principal amount outstanding on Ciena’s revolving credit facility was $335.0 million and letters of credit issued under the facility were $46.9 million. The total obligation guaranteed by us at March 31, 2008, was $384.8 million. At March 31, 2008, we had provided standby letters of credit totaling $59.5 million in connection with term securitization transactions completed by Ciena.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity, including loan originations under the SBA’s 7(a) Guaranteed Loan Program. Ciena continues to reposition its business. However, there is an inherent risk in this repositioning and we continue to work with Ciena on restructuring. Ciena maintains two non-recourse securitization warehouse facilities, and there is no assurance that Ciena will be able to refinance these facilities in the loan securitization market. We have issued performance guaranties whereby we have agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, Ciena agreed to the immediate payment of approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA and an escrow agent in which Ciena agreed to deposit $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. During the term of the agreement, any loans originated by Ciena that will be sold into the secondary market or loans that default after having been sold into the secondary market will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market or prior to reimbursement by the SBA. Ciena remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business.

As an SBA lender, Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits and reviews are ongoing.

On or about January 16, 2007, Ciena (f/k/a Business Loan Express, LLC) and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs are appealing the dismissal.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s current regulatory issues, ongoing investigations, litigation, and the repositioning of its business in performing the valuation of Ciena at March 31, 2008. See “Results of Operations — Valuation of Ciena Capital LLC” below. We are monitoring the situation.

Mercury Air Centers, Inc.  At March 31, 2007, our investment in Mercury Air Centers, Inc. (Mercury) totaled $84.8 million at cost and $301.4 million at value, which included unrealized appreciation of $216.6 million. In April 2004, we completed the purchase of a majority ownership in Mercury.

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

Total interest and related portfolio income earned from our investment in Mercury for the three months ended March 31, 2007, was as follows:

($ in millions)	2007

Interest income	$2.0
Fees and other income	0.1

Total interest and related portfolio income	$2.1

Net change in unrealized appreciation or depreciation for the three months ended March 31, 2007, included an increase in unrealized appreciation totaling $56.7 million related to our investment in Mercury.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

					At and for the
	At and for the				Year Ended
	Three Months Ended March 31,				December 31,
	2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$53.5	7.9%	$72.2	7.5%	$65.4	6.8%
Real estate owned	30.2		21.0		21.3
Equity interests	32.1		29.3		34.5

Total portfolio	$115.8		$122.5		$121.2

Investments funded	$0.5		$—		$18.0
Payment-in-kind interest, net of cash collections	$0.2		$0.2		$(0.7)
Principal collections related to investment repayments or sales	$8.4		$0.4		$23.4

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At March 31, 2008, we had outstanding funding commitments related to the commercial real estate portfolio of $40.0 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $8.2 million.

Managed Funds

We manage funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the Managed Funds). As of March 31, 2008, the funds that we manage had total assets of approximately $1.2 billion. During 2007, we established the Allied Capital Senior Debt Fund, L.P. and the Unitranche Fund LLC, and in the first quarter of 2008, we formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd., all discussed below. Our responsibilities to the Managed Funds may include deal origination, underwriting, and portfolio monitoring and development services consistent with the activities that we perform for our portfolio. Each of the Managed Funds may separately invest in the debt or equity of a portfolio company. Our portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by investment funds managed by us or one of our affiliates. We expect to continue to grow our managed capital base and have identified other private equity-related funds that we intend to develop. By growing our privately managed capital base, we are seeking to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities. See “Risk Factors — There are potential conflicts of interest between us and the funds managed by us” under Item 1A.

Allied Capital Senior Debt Fund, L.P.  The Allied Capital Senior Debt Fund, L.P. (ACSDF) is a private fund that generally invests in senior, unitranche and second lien debt. ACSDF has closed on $125 million in equity capital commitments and had total assets of approximately $432 million at March 31, 2008. AC Corp, our wholly-owned subsidiary, is the investment manager and Callidus acts as special manager to ACSDF. One of our affiliates is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp will earn a management fee of up to 2% per annum of the net asset value of ACSDF and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.

We are a special limited partner in ACSDF, which is a portfolio investment, and have committed and funded $31.8 million to ACSDF. At March 31, 2008, our investment in ACSDF totaled $31.8 million at cost and $32.6 million at value. As a special limited partner, we expect to earn an incentive allocation of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of our investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus our allocation of the net earnings of ACSDF, including the incentive allocation.

We may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from us. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, we sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. In the first quarter of 2008, we sold $30.0 million of seasoned assets with a weighted average yield of 8.2% to the warehouse financing vehicle. ACSDF also purchases loans from other third parties.

Unitranche Fund LLC.  In December 2007, we formed the Unitranche Fund LLC (Unitranche Fund), which we co-manage with an affiliate of General Electric Capital Corporation (GE). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with EBITDA of at least $15 million. The Unitranche Fund may invest up to $270 million in a single borrower. For financing needs greater than $270 million, we and GE may jointly underwrite additional financing for a total unitranche financing of up to $500 million. Allied Capital, GE and the Unitranche Fund may co-invest in a single borrower, with the Unitranche Fund holding at least a majority of the issuance. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and we have committed $525.0 million of subordinated certificates. The Unitranche Fund will be capitalized as transactions are completed. At March 31, 2008, the Unitranche Fund had total assets of approximately $142 million and our investment in the Unitranche Fund totaled $31.5 million at cost and at value.

The Unitranche Fund is governed by an investment committee with equal representation from Allied Capital and GE and both Allied Capital and GE provide origination, underwriting and portfolio management services to the Unitranche Fund and its affiliates. We earn a management and sourcing fee totaling 0.375% per annum of managed assets.

AGILE Fund I, LLC.  In January 2008, we entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (Goldman Sachs). As part of the investment agreement, we agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (AGILE), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008.

The sale to AGILE included 13.7% of our equity investments in 23 of our buyout portfolio companies and 36 of our minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.8 million and dividend income of $5.4 million. In addition, we sold approximately $63 million in debt investments, which represented 7.3% of our unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

We are the managing member of AGILE, and are entitled to an incentive allocation subject to certain performance benchmarks. We own the remaining interests in AGILE not held by Goldman Sachs. At March 31, 2008, AGILE had total assets of approximately $174 million and our investment in AGILE totaled $0.9 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by us and will have future opportunities to invest in our affiliates, or vehicles managed by them, and to coinvest alongside us in the future, subject to various terms and conditions.

As part of this transaction, we sold nine venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $4.7 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed at the end of the first quarter of 2008, and resulted in a net realized loss of $5.5 million.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, we assumed the management of Knightsbridge CLO 2007-1 Ltd. We earn a management fee of up to 0.6% per annum of the assets of the fund. Callidus may assist us in the management of the fund and we may pay Callidus a portion of the management fee earned for this assistance. This CLO invests primarily in middle market senior loans. At March 31, 2008, Knightsbridge CLO 2007-1 Ltd. had total assets of approximately $500 million and our investment in this CLO totaled $54.4 million at cost and $53.0 million at value.

In aggregate, including the total assets on our balance sheet and capital committed to our Managed Funds, we have more than $9 billion in managed capital.

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

At March 31, 2008, and December 31, 2007, our portfolio was graded as follows:

	2008		2007
	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio
($ in millions)

1	$1,301.7	28.1%	$1,539.6	32.2%
2	3,079.8	66.4	2,915.7	61.0
3	141.1	3.1	122.5	2.6
4	61.6	1.3	157.2	3.3
5	51.4	1.1	45.5	0.9

	$4,635.6	100.0%	$4,780.5	100.0%

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

Total Grade 4 and 5 portfolio assets were $113.0 million and $202.7 million, respectively, or were 2.4% and 4.2%, respectively, of the total portfolio value at March 31, 2008, and December 31, 2007. Grade 4 and 5 assets include loans, debt securities, and equity securities. At March 31, 2008, and December 31, 2007, our Class A equity interests in Ciena, valued at $29.3 million and $68.6 million, respectively, were classified as Grade 5 and Grade 4, respectively, and our Class B and Class C equity interests, which had no value, were classified as Grade 5 at both periods. See “— Private Finance — Ciena Capital LLC” above.

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

At March 31, 2008, and December 31, 2007, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$62.4	$114.1
Companies 5% to 25% owned	2.6	11.7
Companies less than 5% owned	23.3	23.8
Commercial real estate finance	5.9	12.4
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	31.0	21.4
Companies 5% to 25% owned	12.3	13.4
Companies less than 5% owned	11.7	13.3
Commercial real estate finance	1.5	1.9

Total	$150.7	$212.0

Percentage of total portfolio	3.3%	4.4%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

At March 31, 2008, and December 31, 2007, our Class A equity interests in Ciena of $29.3 million and $68.6 million, respectively, which represented 0.6% and 1.4% of the total portfolio at value, respectively, were included in private finance non-accruals. At March 31, 2008, and December 31, 2007, these Class A equity interests were classified as Grade 5 and Grade 4, respectively. See “— Private Finance — Ciena Capital LLC” above.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at March 31, 2008, and December 31, 2007, were as follows:

($ in millions)	2008	2007

Private finance	$54.0	$139.9
Commercial mortgage loans	15.4	9.2

Total	$69.4	$149.1

Percentage of total portfolio	1.5%	3.1%

Loans and debt securities over 90 days delinquent include our investment in the Class A equity interests of Ciena, which became over 90 days delinquent in the first quarter of 2007. At March 31, 2008, and December 31, 2007, the Class A equity interests were $29.3 million or 0.6% of the total portfolio at value and $68.6 million or 1.4% of the total portfolio at value, respectively. These equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Ciena Capital, LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $55.5 million and $149.1 million at March 31, 2008, and December 31, 2007, respectively.

PORTFOLIO RETURNS

Since our merger on December 31, 1997, through March 31, 2008, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 21% for private finance and real estate-related CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period. For investments exited during this period, we invested capital totaling $4.7 billion. The weighted average holding period of these investments was 39 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 20% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 49 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.

OTHER ASSETS AND OTHER LIABILITIES

Other assets is primarily composed of fixed assets, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At March 31, 2008, and December 31, 2007, other assets totaled $171.3 million and $157.9 million, respectively. The increase in other assets since year end 2007 was primarily the result of an increase in accounts receivable due to $32.4 million in consideration received in connection with the sale of investments, which was received in cash in April 2008, partially offset by the March 2008 distribution of the assets held in deferred compensation trusts, which totaled $21.1 million at December 31, 2007.

Accounts payable and other liabilities is primarily composed of the liabilities related to accrued interest, bonus and taxes, including excise tax. At March 31, 2008, and December 31, 2007, accounts payable and other liabilities totaled $62.3 million and $153.3 million, respectively. The decrease in accounts payable and other liabilities since year end 2007 was primarily the result of the termination of the deferred compensation plans in March 2008, the liability for which totaled $52.5 million at December 31, 2007. In addition, accounts payable and other liabilities were reduced by the payment of liabilities at December 31, 2007, related to accrued 2007 bonuses of $40.1 million and excise tax of $16.0 million, offset by increases in the first quarter of 2008 related to accrued bonuses and excise tax totaling $12.6 million and interest payable totaling $11.5 million. Accrued interest payable fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 and 2007

The following table summarizes our operating results for the three months ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,			Percent
(in thousands, except per share amounts)	2008	2007	Change	Change
	(unaudited)

Interest and Related Portfolio Income
Interest and dividends	$134,660	$101,983	$32,677	32%
Fees and other income	10,284	5,969	4,315	72%

Total interest and related portfolio income	144,944	107,952	36,992	34%

Expenses
Interest	37,560	30,288	7,272	24%
Employee	22,652	21,928	724	3%
Employee stock options	4,195	3,661	534	15%
Administrative	9,019	13,224	(4,205)	(32)%

Total operating expenses	73,426	69,101	4,325	6%

Net investment income before income taxes	71,518	38,851	32,667	84%
Income tax expense (benefit), including excise tax	1,969	(649)	2,618	403%

Net investment income	69,549	39,500	30,049	76%

Net Realized and Unrealized Gains (Losses)
Net realized gains	3,143	27,666	(24,523)	*
Net change in unrealized appreciation or depreciation	(113,404)	65,920	(179,324)	*

Total net gains (losses)	(110,261)	93,586	(203,847)	*

Net income	$(40,712)	$133,086	$(173,798)	(131)%

Diluted earnings per common share	$(0.25)	$0.87	$(1.12)	(129)%

Weighted average common shares outstanding — diluted	161,507	152,827	8,686	6%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three months ended March 31, 2008 and 2007, was composed of the following:

($ in millions)	2008	2007

Interest
Private finance loans and debt securities	$107.0	$92.9
Preferred shares/income notes of CLOs	7.5	3.7
Subordinated certificates in Unitranche Fund LLC	0.3	—
Commercial mortgage loans	1.2	1.3
Cash, U.S. Treasury bills, money market and other securities	1.8	2.8

Total interest	117.8	100.7
Dividends	16.9	1.3

Total interest and dividends	$134.7	$102.0

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at March 31, 2008 and 2007, were as follows:

	2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)

Loans and debt securities:
Private finance	$3,411.8	12.2%	$3,091.3	11.7%
Commercial mortgage loans	53.5	7.9%	72.2	7.5%

Total loans and debt securities	3,465.3	12.1%	$3,163.5	11.6%
Equity securities:
Preferred shares/income notes of CLOs	197.4	15.8%	96.1	13.5%
Subordinated certificates in Unitranche Fund LLC	31.5	12.4%	—	—

Total	$3,694.2	12.3%	$3,259.6	11.7%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value.
The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value.
The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value.
The weighted average yields are computed as of the balance sheet date.

Our interest income from our private finance loans and debt securities has increased period over period primarily as a result of the growth in this portfolio. The private finance loan and debt securities portfolio yield at March 31, 2008, of 12.2% as compared to the private finance portfolio yield of 11.7% at March 31, 2007, reflects the mix of debt investments in the private finance loan and debt securities portfolio. The weighted average yield varies from period to period based on the current stated interest on loans and debt securities and the amount of loans and debt securities for which interest is not accruing. See the discussion of the private finance portfolio yield above under the caption “— Portfolio and Investment Activity — Private Finance.”

Interest income also includes the effective interest yield on our investments in the preferred shares/income notes of CLOs. Interest income from these investments has increased period over period primarily as a result of the growth in these assets. The weighted average yield on the preferred shares/income notes of the CLOs at March 31, 2008, was 15.8%, as compared to the weighted average yield on the preferred shares/income notes of the CLOs of 13.5% at March 31, 2007.

The value and weighted average yield of the cash, U.S. Treasury bills, money market and other securities was $201.6 million and 1.5%, respectively, at March 31, 2008, and $271.5 million and 5.3%, respectively, at March 31, 2007. See “Financial Condition, Liquidity and Capital Resources” below.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the three months ended March 31, 2008, was $16.9 million as compared to $1.3 million for the three months ended March 31, 2007. The increase period over period was primarily a result of a $7.1 million dividend received in connection with the recapitalization of Norwesco, Inc., a portfolio company, and $5.5 million of dividends paid in cash in connection with the sale to AGILE Fund I, LLC during the first quarter of 2008. See “Portfolio and Investment Activity — Managed Funds” above. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

Fees and Other Income.  Fees and other income primarily include fees related to financial structuring, diligence, transaction services, management and consulting services to portfolio companies and managed funds, commitments, guarantees, and other services and loan prepayment premiums. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters.

Fees and other income for the three months ended March 31, 2008 and 2007, included fees relating to the following:

($ in millions)	2008	2007

Structuring and diligence	$5.1	$1.8
Management, consulting and other services provided to portfolio companies	2.9	1.8
Commitment, guaranty and other fees from portfolio companies(1)	1.7	2.0
Fund management fees(2)	0.6	—
Loan prepayment premiums	—	0.3
Other income	—	0.1

Total fees and other income	$10.3	$ 6.0

(1)	Includes guaranty and other fees from Ciena of $1.4 million for 2007. See “— Private Finance, Ciena Capital, LLC” above.
(2)	See “Portfolio and Investment Activity — Managed Funds” above.

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided and the level of assets in managed funds for which we earn management or other fees. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

Structuring and diligence fees primarily relate to the level of new investment originations. Private finance investments funded were $274.6 million for the three months ended March 31, 2008, as compared to $170.2 million for the three months ended March 31, 2007. Structuring and diligence fees for the three months ended March 31, 2008, included $1.8 million earned by us in connection with investments made by the Unitranche Fund, LLC.

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

See “— Portfolio and Investment Activity” above for further information regarding our total interest related portfolio income for Ciena and Mercury.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, and administrative expenses.

Interest Expense.  The fluctuations in interest expense during the three months ended March 31, 2008 and 2007, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three months ended March 31, 2008 and 2007, were as follows:

($ in millions)	2008	2007

Total outstanding debt	$2,191.6	$1,891.5
Average outstanding debt	$2,209.5	$1,841.2
Weighted average cost(1)	6.2%	6.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $1.9 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Installment interest expense for the year ended December 31, 2008, is estimated to be a total of $7.7 million. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three months ended March 31, 2008 and 2007, were as follows:

($ in millions)	2008	2007

Salaries and employee benefits	$22.7	$21.4
Individual performance award (IPA)	2.4	2.5
IPA mark to market expense (benefit)	(4.1)	(4.0)
Individual performance bonus (IPB)	1.7	2.0

Total employee expense(1)	$22.7	$21.9

Number of employees at end of period	186	170

(1)	Excludes stock options expense. See below.

The change in salaries and employee benefits reflects the effect of an increase in the number of employees, compensation increases, and the change in mix of employees given their area of responsibility and relevant experience level. Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Salaries and employee benefits included accrued bonuses of $10.3 million and $10.4 million for the three months ended March 31, 2008 and 2007, respectively.

The IPA is an incentive compensation program for certain officers and is generally determined annually at the beginning of each year but may be adjusted throughout the year. Through December 31, 2007, the IPA was deposited in a deferred compensation trust in four equal installments, generally on a quarterly basis, in the form of cash. The trustee was required to use the cash to purchase shares of our common stock in the open market.

Through December 31, 2007, the IPA amounts were contributed into the trust and invested in our common stock. The accounts of the trust were consolidated with our accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of our common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense. On March 18, 2008, prior to the distribution of the assets held in the trust, we were required to record a final mark to market of the liability with a corresponding credit to employee compensation expense.

In December 2007, our Board of Directors made a determination that it was in Allied Capital’s best interest to terminate our deferred compensation arrangements. The Board of Directors’ decision was primarily in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

The accounts under the deferred compensation arrangements totaled $52.5 million at December 31, 2007. The balances on the termination date were distributed to participants in March 2008 subsequent to the termination date, in accordance with the transition rule for payment elections under Section 409A of the Code. Distributions from the plans were made in cash or shares of our common stock, net of required withholding taxes. The distribution of the accounts under the deferred compensation arrangements will result in a tax deduction for 2008, subject to the limitations set by Section 162(m) of the Code for persons subject to such section.

The IPB is distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remains employed by us.

The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2008 and they are currently estimated to be approximately $9.5 million each; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year, as long as the recipient remains employed by us. If a recipient terminates employment during the year, any further cash contribution for the IPA or remaining cash payments under the IPB would be forfeited.

Stock Options Expense.  Effective January 1, 2006, we adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective method of application, which required us to recognize compensation costs on a prospective basis beginning January 1, 2006. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for proforma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized in the consolidated statement of operations over the service period. Our employee stock options are typically granted with ratable vesting provisions, and we amortize the compensation cost over the related service period.

On February 1, 2008, the Compensation Committee of our Board of Directors granted 7.1 million options with an exercise price of $22.96 per share. The options vest ratably over a three-year period beginning on June 30, 2009.

The stock option expense for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$1.7	$3.2
Options granted on or after January 1, 2006	2.5	0.5

Total employee stock option expense	$4.2	$3.7

We estimate that the employee-related stock option expense for outstanding unvested options as of March 31, 2008, will be approximately $13.2 million, $6.8 million, and $4.0 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after March 31, 2008, as the fair value of those stock options will be determined at the time of grant.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses for the three months ended March 31, 2008 and 2007, were $9.0 million and $13.2 million, respectively. Administrative expenses declined due to a reduction in investigation and litigation costs, net of insurance reimbursements, of $3.8 million. Administrative expenses for the three months ended March 31, 2007, included costs of $1.4 million incurred to engage a third party to conduct a review of Ciena’s internal control systems. See “— Private Finance, Ciena Capital LLC” above.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Income tax expense (benefit)	$(0.3)	$(4.2)
Excise tax expense(1)	2.3	3.6

Income tax expense (benefit), including excise tax	$2.0	$(0.6)

(1)	While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

Our excess taxable income carried over from 2007 plus our estimated annual taxable income for 2008 currently exceeds our estimated dividend distributions to shareholders in 2008, therefore, we expect to carry over excess taxable income earned in 2008 for distribution in 2009. Therefore, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions for the year. We have recorded an estimated excise tax of $2.3 million for the three months ended March 31, 2008. See “Dividends and Distributions.”

Realized Gains and Losses.  Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three months ended March 31, 2008 and 2007, were as follows:

($ in millions)	2008	2007

Realized gains	$32.7	$33.2
Realized losses	(29.6)	(5.5)

Net realized gains	$3.1	$27.7

The realized gains and losses for the three months ended March 31, 2008, were primarily a result of the sale to AGILE Fund I, LLC. The net realized gain from this transaction totaled $8.8 million. In addition, realized losses for the quarter included $5.5 million related to the sale of the venture capital and private equity limited partnership investments to a fund managed by Goldman Sachs. See “— Managed Funds” above.

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2008 and 2007, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

($ in millions)	2008	2007

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(32.5)	$(32.1)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(13.5)	—
Reversal of previously recorded net unrealized depreciation associated with realized losses	28.5	5.8

Total reversal	$(17.5)	$(26.3)

Realized gains for the three months ended March 31, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$10.7
BenefitMall, Inc.	4.9
Financial Pacific Company	3.1
Penn Detroit Diesel Allison, LLC	1.7
Service Champ, Inc.	1.7
Advantage Sales & Marketing, Inc.(1)	3.2
Coverall North America, Inc.	1.4
CR Holding, Inc.	1.0
Other	4.9

Total private finance	32.6

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$32.7

2007
Portfolio Company	Amount

Private Finance:
Palm Coast Data, LLC	$20.0
Mogas Energy, LLC	4.5
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Other	1.1

Total realized gains	$33.2

(1) Includes an additional realized gain of $1.7 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the three months ended March 31, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Crescent Equity Corp. — Longview Cable & Data, LLC	$8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.0
Other	4.9

Total private finance	29.3

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total realized losses	$29.6

2007
Portfolio Company	Amount

Private Finance:
Legacy Partners Group, LLC	$5.8
Other	(0.3)

Total realized losses	$5.5

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940 (1940 Act), is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At March 31, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 91% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single approach for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and we will record unrealized appreciation when we determine that the fair value is greater than its cost basis. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

As a business development company, we invest in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may be subject to certain restrictions on resale and generally have no established trading market.

Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology.  We adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (“M&A”) market as the principal market generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we will continue to use the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into the principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment in a hypothetical market to a hypothetical market participant (the in-exchange premise of value). We continue to perform an enterprise value analysis for investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Our equity investments in private debt and equity funds are generally valued at the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO/CDO Assets is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/ income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis. If we were to sell a group of these CLO/CDO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date.

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

We work with third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis. In addition, we may receive third-party assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process.

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three months ended March 31, 2008 and 2007, we received third-party valuation assistance as follows:

	2008	2007

Number of private finance portfolio companies reviewed	124	88
Percentage of private finance portfolio reviewed at value	94.0%	91.8%

Professional fees for third-party valuation assistance were $1.8 million for the year ended December 31, 2007, and are estimated to be approximately $2.3 million for 2008.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three months ended March 31, 2008 and 2007, consisted of the following:

($ in millions)	2008(1)	2007(1)

Net unrealized appreciation (depreciation)	$(95.9)	$92.2
Reversal of previously recorded unrealized appreciation associated with realized gains	(32.5)	(32.1)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(13.5)	—
Reversal of previously recorded unrealized depreciation associated with realized losses	28.5	5.8

Net change in unrealized appreciation or depreciation	$(113.4)	$65.9

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

The primary drivers of the net unrealized depreciation of $95.9 million resulting from changes in portfolio value for the quarter ended March 31, 2008, were (i) non-buyout debt investments, which depreciated by $9.3 million as a result of using a yield analysis in connection with the adoption of SFAS 157, (ii) additional depreciation of $39.3 million on our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets as discussed below, and (iii) depreciation in our other financial services and asset management portfolio companies, and our CLO/CDO investments, which totaled $39.4 million.

Valuation of Ciena Capital LLC.  Our investment in Ciena totaled $327.8 million at cost and $29.3 million at value, which included unrealized depreciation of $298.5 million, at March 31, 2008, and $327.8 million at cost and $68.6 million at value, which included unrealized depreciation of $259.2 million, at December 31, 2007.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity. To value our investment at March 31, 2008, we continued to attribute no value to Ciena’s origination platform or enterprise due to the state of the securitization markets, among other factors. The decline in value at March 31, 2008, of $39.3 million reflects the decline in value of Ciena’s financial assets, including residual interests, which reduced its book value. We valued our investment in Ciena at March 31, 2008, solely based on the estimated realizable value of Ciena’s net assets, including the estimated realizable value of the cash flows generated from Ciena’s retained interests in its current servicing portfolio, which includes portfolio servicing fees as well as cash flows from Ciena’s equity investments in its securitizations and its interest-only strip. This resulted in a value to our investment, after repayment of senior debt outstanding, of $29.3 million at March 31, 2008.

We also continued to consider Ciena’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at March 31, 2008. (See “— Private Finance, Ciena Capital LLC” above.)

Net change in unrealized appreciation or depreciation included a net decrease of $39.3 million for the three months ended March 31, 2008, and no change for the three months ended March 31, 2007. We received valuation assistance from Duff & Phelps for our investment in Ciena at March 31, 2008 and 2007. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 161.5 million and 152.8 million for the three months ended March 31, 2008 and 2007, respectively.

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

DIVIDENDS AND DISTRIBUTIONS

Dividends to common shareholders for the three months ended March 31, 2008 and 2007, were $108.1 million and $95.8 million, respectively, or $0.65 per common share for the first quarter of 2008 and $0.63 per common share for the first quarter of 2007. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007.

The Board of Directors has declared a dividend of $0.65 per common share for the second quarter of 2008.

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

Our estimated annual taxable income for 2007 exceeded our dividend distributions to shareholders for 2007 from such taxable income, and, therefore, we have carried over excess taxable income, which is currently estimated to be $403.1 million, for distribution to shareholders in 2008. Estimated excess taxable income for 2007 represents approximately $50.0 million of ordinary income and approximately $353.1 million of net long-term capital gains. Our taxable income for 2007 is an estimate and will not be finally determined until we file our 2007 tax return in September 2008. Therefore, the excess taxable income earned in 2007 and carried forward for distribution in 2008 may be different than this estimate.

Dividends paid in 2008 will first be paid out of the excess taxable income carried over from 2007. Given our regular quarterly dividend payout, which for the first quarter of 2008 was $108.1 million, we expect that a majority of the 2008 dividend payments will be made from excess 2007 taxable earnings. Given the significant amount of estimated excess taxable income carried forward from 2007 for distribution in 2008, we currently expect that our excess taxable income carried over from 2007 plus our estimated annual taxable income for 2008 will be in excess of our estimated dividend distributions to shareholders in 2008, therefore, we expect to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2008 over the amount of actual distributions from such taxable income in 2008. For the three months ended March 31, 2008, we have recorded an excise tax of $2.3 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2008 may be adjusted as appropriate in the remainder of 2008 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2008 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2008 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

In addition, we currently estimate that we have cumulative deferred taxable income related to installment sale gains of approximately $234.5 million as of December 31, 2007. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The installment sale gains for 2007 are estimates and will not be finally determined until we file our 2007 tax return in September 2008. See “Other Matters — Regulated Investment Company Status” above.

To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the three months ended March 31, 2008 and 2007, was $1.9 million and $0.3 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations. See “— Results of Operations” above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, and December 31, 2007, our cash, U.S. Treasury bills, investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2008	2007

Cash, U.S. Treasury bills and investments in money market and other securities (including U.S. treasury bills, money market and other securities: 2008-$120.4; 2007-$201.2)	$201.6	$204.8
Total assets	$5,082.2	$5,214.6
Total debt outstanding	$2,191.6	$2,289.5
Total shareholders’ equity	$2,828.4	$2,771.8
Debt to equity ratio	0.77	0.83
Asset coverage ratio(1)	229%	221%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the three months ended March 31, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Net cash provided by operating activities	$111.3	$19.4
Add: portfolio investments funded	275.1	170.2

Total cash provided by operating activities before new investments	$386.4	$189.6

In addition to the net cash flow provided by our operating activities before funding investments, we have sources of liquidity through our cash, U.S. Treasury bills, investments in money market and other securities and revolving line of credit as discussed below.

At March 31, 2008, and December 31, 2007, the value and yield of the cash, U.S. Treasury bills, investments in money market and other securities were as follows:

	2008		2007
($ in millions)	Value	Yield	Value	Yield

U.S. Treasury bills(1)	$120.0	1.6%	—	—
Money market securities	0.4	3.2%	201.2	4.6%
Cash	81.2	1.5%	3.6	2.9%

Total	$201.6	1.5%	$204.8	4.6%

(1)	The Treasury bills matured in April 2008. We reinvested the proceeds from the matured Treasury bills in short-term Treasury bills of $100 million and cash of $20 million.

We maintain this pool of liquid assets within our balance sheet given that our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. We assess the amount held in and the composition of these investments throughout the year. As the capital markets became increasingly uncertain in March 2008, we moved our liquidity portfolio entirely into cash and very short-term treasuries.

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

We employ an asset-liability management approach that focuses on matching the estimated maturities of our investment portfolio to the estimated maturities of our borrowings. We use our revolving line of credit facility as a means to finance our business pending long-term financing in the form of debt or equity capital, which may or may not result in temporary differences in the matching of estimated maturities. We evaluate our interest rate exposure on an ongoing basis. Generally, we seek to fund our primarily fixed-rate debt portfolio and our equity portfolio with fixed-rate debt or equity capital. To the extent deemed necessary, we may hedge variable and short-term interest rate exposure through interest rate swaps or other techniques.

During the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007, we sold new equity of $170.9 million, $93.8 million, and $171.3 million, respectively, in public offerings. In addition, shareholders’ equity increased through capital share transactions by $3.9 million, $5.8 million, and $31.5 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007, respectively. In addition, shareholders’ equity increased by $26.4 million during the three months ended March 31, 2008, as a result of the distribution of the common stock held in deferred compensation trusts. See Note 8, “Employee Compensation Plans” from our Notes to Consolidated Financial Statements included in Item 1.

We generally target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage. At March 31, 2008, our debt to equity ratio net of cash, U.S. Treasury bills and other securities was 0.70:1.00. In April 2008, we completed a public offering of 3.2 million shares of common stock for net proceeds, after the underwriting discount and estimated offering expenses, of $56.3 million.

At March 31, 2008, and December 31, 2007, we had outstanding debt as follows:

	2008					2007
				Annual				Annual
	Facility	Amount		Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding		Cost(1)		Amount	Outstanding	Cost(1)

Notes payable and debentures:
Privately issued unsecured notes payable	$1,042.8	$1,042.8		6.1%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0		6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,922.8	1,922.8		6.4%		1,922.2	1,922.2	6.4%
Revolving line of credit	922.5	268.8	(4)	3.8%	(2)	922.5	367.3	5.9%	(2)

Total debt	$2,845.3	$2,191.6		6.2%	(3)	$2,844.7	$2,289.5	6.5%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $3.7 million at both March 31, 2008, and December 31, 2007.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	On April 9, 2008, we entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, which replaced our previous line of credit. Under this new revolving line of credit, in addition to the current interest rate payable, the annual costs of commitment fees, other facility fees and amortization of debt financing costs will be approximately $6.7 million. See discussion below.

Privately Issued Unsecured Notes Payable.  We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities and fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At March 31, 2008, the notes had maturities from May 2008 to May 2013. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

We have issued five-year unsecured long-term notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $15.2 million. The notes have fixed interest rates and have substantially the same terms as our other unsecured notes. The Euro notes require annual interest payments and the Sterling notes require semi-annual interest payments until maturity. These notes mature in March 2009. Simultaneous with issuing the notes, we entered into a cross currency swap with a financial institution which fixed our interest and principal payments in U.S. dollars for the life of the debt.

Publicly Issued Unsecured Notes Payable.  At March 31, 2008, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

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

Revolving Line of Credit.  At December 31, 2007, we had an unsecured revolving line of credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. On April 9, 2008, we entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, with Bank of America, N.A., as a lender and as administrative agent, and the other lenders thereunder, which replaced our previous revolving line of credit. We may obtain additional commitments up to a total committed facility of $1.5 billion, subject to customary conditions. The revolving line of credit expires on April 11, 2011.

At our option, borrowings under the revolving line of credit effective April 9, 2008, generally bear interest at a rate per annum equal to (i) LIBOR (for the period selected by us) plus 2.00% or (ii) the higher of the Federal Funds rate plus 0.50% or the Bank of America N.A. prime rate. The revolving line of credit requires the payment of an annual commitment fee equal to 0.50% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

The annual cost of commitment fees, other facility fees and amortization of debt financing costs prior to entering into the new three-year facility in April 2008, was $3.7 million at March 31, 2008. Subsequent to entering into the new facility in April 2008, the annual cost of commitment fees, other facility fees and amortization of debt financing costs will be approximately $6.7 million.

At April 9, 2008, there was $210.8 million outstanding on our unsecured revolving line of credit. The amount available under the line at April 9, 2008, was $325.4 million, net of amounts committed for standby letters of credit of $96.3 million. Net repayments on the revolving line of credit for the three months ended March 31, 2008, were $98.5 million.

Covenant Compliance.  We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at March 31, 2008. These covenants require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2008, we were in compliance with these covenants. The financial and operating covenants under the new revolving line of credit are substantially similar to the previous facility.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At March 31, 2008, we were in compliance with these covenants.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2008.

		Payments Due By Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Unsecured notes payable	$1,922.8	$153.0	$270.3	$408.0	$472.5	$339.0	$280.0
Revolving line of credit(1)	268.8	268.8	—	—	—	—	—
Operating leases	19.1	3.3	4.6	4.5	1.8	1.8	3.1

Total contractual obligations	$2,210.7	$425.1	$274.9	$412.5	$474.3	$340.8	$283.1

(1)	At March 31, 2008, $268.8 million was borrowed on the revolving line of credit and $96.3 million of standby letters of credit were issued under the credit facility. In April 2008, we entered into a new unsecured revolving line of credit, which replaced the previous revolving line of credit, with total commitments of $632.5 million. See “Revolving Line of Credit” above.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2008.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Guarantees	$394.0	$0.3	$387.3	$—	$4.4	$0.1	$1.9
Standby letters of credit(1)	96.3	96.3	—	—	—	—	—

Total commitments(2)	$490.3	$96.6	$387.3	$—	$4.4	$0.1	$1.9

(1)	Standby letters of credit are issued under our revolving line of credit that expires in September 2008. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit that was in effect at March 31, 2008, which was scheduled to expire in September 2008. In April 2008, we entered into a new three-year revolving line of credit that expires in April 2011.

(2)	Our most significant commitments relate to our investment in Ciena Capital LLC (Ciena), which commitments totaled $444.3 million at March 31, 2008. At March 31, 2008, the principal components of these guarantees included a guarantee of 100% of the outstanding total obligations on Ciena’s revolving line of credit, which matures in March 2009, for a total guaranteed amount of $384.8 million and standby letters of credit issued totaling $59.5 million in connection with term securitizations completed by Ciena. See “— Private Finance, Ciena Capital LLC” above for further discussion.

In addition, we had outstanding commitments to fund investments totaling $885.3 million at March 31, 2008, including $845.3 million related to private finance investments and $40.0 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $493.5 million to the Unitranche Fund LLC, which we believe will be funded over a two to three year period as investments are funded by the Unitranche Fund. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

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

  Valuation of Portfolio Investments.  We, as a BDC, have invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the Investment Company Act of 1940 and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

We adopted SFAS 157 on a prospective basis in the first quarter of 2008. In accordance with the Statement, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity. SFAS 157 requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (M&A) market as the principal market generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we will continue to use the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into our principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment in a hypothetical market to a hypothetical market participant (the in-exchange premise of value). We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to current market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

The value of our equity investments in private debt and equity funds are generally valued at the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO bonds and preferred shares/income notes and CDO bonds (CLO/CDO Assets) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

The impact on our consolidated financial statements for periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit, and the effect of any additional guidance or any changes in the interpretation of this statement.

See “— Results of Operations — Change in Unrealized Appreciation or Depreciation” above for more discussion on portfolio valuation.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation.  Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

Interest and Dividend Income.  Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual.

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

We recognize interest income on the CLO preferred shares/income notes using the effective interest method, based on the anticipated yield that is determined using the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred shares/income notes from the date the estimated yield was changed. CLO and CDO bonds have stated interest rates. The weighted average yield on the CLO/CDO Assets is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value. The weighted average yields are computed as of the balance sheet date.

Fee Income.  Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees, including fund management fees, are generally recognized as income as the services are rendered. Fees are not accrued if the Company has doubt about collection of those fees.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement did not have a material effect on our consolidated financial statements for the period ended March 31, 2008. However, the impact on our consolidated financial statements for periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit, and the effect of any additional guidance or any changes in the interpretation of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2007.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At March 31, 2008, portfolio investments recorded at fair value were 91% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single approach for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or proforma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and unrealized appreciation when we determine that the fair value of a security is greater than its cost basis. Without a market quotation in an active market and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Beginning in the quarter ended March 31, 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements, on a prospective basis. Adoption of this statement did not have a material effect on our consolidated financial statements for the first quarter of 2008. However, the impact on our consolidated financial statements in the periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. See Note 2, “Summary of Significant Accounting Policies” from our Notes to the Consolidated Financial Statements included in Item 1.

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

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment or a slowdown in middle market merger and acquisition activity may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and could negatively affect the amount of gains or losses upon exit.

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

Our private finance investments may not produce current returns or capital gains.  Our private finance portfolio includes loans and debt securities that require the payment of interest currently and equity securities such as conversion rights, warrants, or options, minority equity co-investments, or more significant equity investments in the case of buyout transactions. Our private finance debt investments are generally structured to generate interest income from the time they are made and our equity investments may also produce a realized gain. We cannot be sure that our portfolio will generate a current return or capital gains.

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

At March 31, 2008, our investment in Ciena Capital LLC (Ciena) totaled $327.8 million at cost and $29.3 million at value, after the effect of unrealized depreciation of $298.5 million. In addition, we have an unconditional guarantee of 100% of the total obligations under Ciena’s revolving credit facility that totaled $384.8 million at March 31, 2008. The guarantee can be called by the lenders in the event of default. In addition, we have issued performance guarantees in connection with two non-recourse warehouse facilities. Ciena focuses on loan products that provide financing to commercial real estate owners and operators. Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity. Ciena continues to reposition its business; however, there is an inherent risk in repositioning the business and we continue to work with Ciena on restructuring. Our financial results could be negatively affected if Ciena defaults on its revolving line of credit or is not able to reposition its business.

Ciena is a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. As an SBA lender, Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits, and reviews are ongoing. These investigations, audits, and reviews have had and may continue to have a material adverse impact on Ciena and, as a result, could negatively affect our financial results. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Ciena Capital LLC, and — Valuation of Ciena Capital LLC”.

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

At March 31, 2008, we had $2.2 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.2% and a debt to equity ratio of 0.77 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.7% as of March 31, 2008, which returns were achieved.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders.  Under the 1940 Act and the covenants applicable to our public debt, we must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2008, our asset coverage for senior indebtedness was 229%.

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

Assuming that the balance sheet as of March 31, 2008, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Changes in the law or regulations that govern us could have a material impact on us or our operations.  We are regulated by the SEC. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, asset managers, and real estate investment trusts may significantly affect our business. There are proposals being considered by the current administration to change the regulation of financial institutions that may affect, possibly adversely, investment managers or investment funds. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we issued a total of 192,482 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.8 million.

Issuer Purchases of Equity Securities

The following table provides information for the quarter ended March 31, 2008, regarding shares of our common stock that were purchased under The Allied Capital Corporation Non-Qualified Deferred Compensation Plan I and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan I (DCPs I) and The Allied Capital Corporation Non-Qualified Deferred Compensation Plan II and The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II (DCPs II), which are administered by a third-party trustee. The administrator of the DCPs I and DCPs II was the Compensation Committee of our Board of Directors.

	Total Number	Weighted Average
	of Shares	Price Paid
	Purchased	Per Share

DCPs I(1)
1/1/2008 – 1/31/2008	173	$22.17
2/1/2008 – 2/29/2008	—	—
3/1/2008 – 3/31/2008	—	—
DCPs II(2)
1/1/2008 – 1/31/2008	42,354	$22.17
2/1/2008 – 2/29/2008	—	—
3/1/2008 – 3/31/2008	—	—

Total	42,527	$22.17

(1)	The DCPs I are unfunded plans, as defined by the Code, that provide for the deferral of compensation by our directors, employees, and consultants. In addition, we made contributions to DCPs I on compensation deemed ineligible for a 401(k) contribution. Our directors, employees, or consultants were eligible to participate in the plan at such time and for such period as designated by the Board of Directors. The DCPs I were administered through a trust by a third-party trustee, and we funded this plan through cash contributions. Directors were able to choose to defer directors’ fees through the DCPs I, and to invest such deferred income in shares of our common stock. To the extent a director elected to invest in our common stock, the trustee of the DCPs I were required to use such deferred directors’ fees to purchase shares of our common stock in the market.

(2)	We have a long-term incentive compensation program whereby we will generally determine an individual performance award (IPA) for certain officers annually at the beginning of each year. The Compensation Committee may adjust the IPAs as needed, or make new awards as new officers are hired. In conjunction with the program, we instituted the DCP II plans, which were unfunded plans as defined by the Code that were administered through a trust by a third-party trustee. The IPAs were deposited in the trust in four equal installments, generally on a quarterly basis in the form of cash and the DCPs II required the trustee to use the cash to purchase shares of our common stock in the market. See discussion below on the termination of the deferred compensation arrangements. For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year to eligible officers, as long as the recipient remains employed by us.

On December 14, 2007, our Board of Directors made a determination that it was in Allied Capital’s best interest to terminate our deferred compensation plans. The Board of Directors’ decision was primarily in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements. The accounts under these plans were distributed to participants on March 18, 2008, the termination and distribution date, in accordance with the transition rule for payment elections under Section 409A of the Code. Distributions from the plans were made in cash or shares of our common stock, net of required withholding taxes. See Note 8, “Employee Compensation Plans” to our consolidated financial statements included in Item 1 for further detail.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on July 30, 2007).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).

Exhibit
Number	Description

10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).

Exhibit
Number	Description

10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32*	Custodian Agreement with Branch Banking and Trust Company.
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)

Exhibit
Number	Description

10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Investment Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 12, 2008	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.32	Custodian Agreement with Branch Banking and Trust Company.
15	Letter regarding Unaudited Interim Financial Information.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.