Form 10-Q
period 2008-06-30
ALLIED CAPITAL CORP
filed 2008-08-08
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended June 30, 2008

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

On August 7, 2008, there were 178,691,875 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2008-$1,896,336; 2007-$1,622,094)	$1,289,400	$1,279,080
Companies 5% to 25% owned (cost: 2008-$323,594; 2007-$426,908)	353,776	389,509
Companies less than 5% owned (cost: 2008-$2,817,567; 2007-$2,994,880)	2,747,658	2,990,732

Total private finance (cost: 2008-$5,037,497; 2007-$5,043,882)	4,390,834	4,659,321
Commercial real estate finance (cost: 2008-$80,710; 2007-$96,942)	106,801	121,200

Total portfolio at value (cost: 2008-$5,118,207; 2007-$5,140,824)	4,497,635	4,780,521
Accrued interest and dividends receivable	77,331	71,429
Other assets	133,891	157,864
Investments in U.S. Treasury bills, money market and other securities	100,052	201,222
Cash	128,781	3,540

Total assets	$4,937,690	$5,214,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: 2008-$17,839; 2007-$153,000)	$1,962,839	$1,922,220
Revolving line of credit	80,500	367,250
Accounts payable and other liabilities	48,574	153,259

Total liabilities	2,091,913	2,442,729

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 178,692 and 158,002 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	18	16
Additional paid-in capital	3,058,796	2,657,939
Common stock held in deferred compensation trusts	—	(39,942)
Notes receivable from sale of common stock	(2,417)	(2,692)
Net unrealized appreciation (depreciation)	(640,934)	(379,327)
Undistributed earnings	430,314	535,853

Total shareholders’ equity	2,845,777	2,771,847

Total liabilities and shareholders’ equity	$4,937,690	$5,214,576

Net asset value per common share	$15.93	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$26,844	$28,540	$55,468	$55,697
Companies 5% to 25% owned	9,049	10,876	21,723	22,737
Companies less than 5% owned	83,319	63,398	176,681	126,363

Total interest and dividends	119,212	102,814	253,872	204,797

Fees and other income
Companies more than 25% owned	11,043	5,417	16,508	9,406
Companies 5% to 25% owned	16	471	69	499
Companies less than 5% owned	4,307	8,974	9,073	10,926

Total fees and other income	15,366	14,862	25,650	20,831

Total interest and related portfolio income	134,578	117,676	279,522	225,628

Expenses:
Interest	36,465	34,336	74,025	64,624
Employee	13,344	28,611	35,996	50,539
Employee stock options	3,859	9,519	8,054	13,180
Administrative	12,943	14,505	21,962	27,729

Total operating expenses	66,611	86,971	140,037	156,072

Net investment income before income taxes	67,967	30,705	139,485	69,556
Income tax expense (benefit), including excise tax	4,112	5,530	6,081	4,881

Net investment income	63,855	25,175	133,404	64,675

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	1,172	67,127	869	65,777
Companies 5% to 25% owned	(15,046)	138	(13,803)	304
Companies less than 5% owned	(3,981)	7,614	(1,778)	36,464

Total net realized gains (losses)	(17,855)	74,879	(14,712)	102,545
Net change in unrealized appreciation or depreciation	(148,203)	(10,896)	(261,607)	55,024

Total net gains (losses)	(166,058)	63,983	(276,319)	157,569

Net increase (decrease) in net assets resulting from operations	$(102,203)	$89,158	$(142,915)	$222,244

Basic earnings (loss) per common share	$(0.59)	$0.59	$(0.85)	$1.47

Diluted earnings (loss) per common share	$(0.59)	$0.57	$(0.85)	$1.44

Weighted average common shares outstanding — basic	172,968	152,361	167,238	150,940

Weighted average common shares outstanding — diluted	172,968	156,051	167,238	154,446

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

Operations:
Net investment income	$133,404	$64,675
Net realized gains (losses)	(14,712)	102,545
Net change in unrealized appreciation or depreciation	(261,607)	55,024

Net increase (decrease) in net assets resulting from operations	(142,915)	222,244

Shareholder distributions:
Common stock dividends	(224,231)	(193,368)

Net decrease in net assets resulting from shareholder distributions	(224,231)	(193,368)

Capital share transactions:
Sale of common stock	402,478	93,784
Issuance of common stock in lieu of cash distributions	3,751	8,279
Issuance of common stock upon the exercise of stock options	—	11,967
Stock option expense	8,180	13,358
Net decrease in notes receivable from sale of common stock	275	141
Purchase of common stock held in deferred compensation trusts	(943)	(6,166)
Distribution of common stock held in deferred compensation trusts	27,335	127
Other	—	(476)

Net increase in net assets resulting from capital share transactions	441,076	121,014

Total increase in net assets	73,930	149,890
Net assets at beginning of period	2,771,847	2,841,244

Net assets at end of period	$2,845,777	$2,991,134

Net asset value per common share	$15.93	$19.59

Common shares outstanding at end of period	178,692	152,652

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,
(in thousands)	2008	2007
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(142,915)	$222,244
Adjustments:
Portfolio investments	(593,959)	(659,141)
Principal collections related to investment repayments or sales	597,577	735,441
Payment-in-kind interest and dividends, net of cash collections	(24,497)	(6,635)
Change in accrued interest and dividends	(5,942)	(6,360)
Net collection (amortization) of discounts and fees	(7,635)	(425)
Redemption of (investments in) U.S. Treasury bills, money market and other securities	101,173	(102,197)
Stock option expense	8,180	13,358
Changes in other assets and liabilities	(58,377)	(28,354)
Depreciation and amortization	1,143	1,022
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	8,569	(9,201)
Realized losses	52,395	18,057
Net change in unrealized (appreciation) or depreciation	261,607	(55,024)

Net cash provided by operating activities	197,319	122,785

Cash flows from financing activities:
Sale of common stock	402,478	93,784
Sale of common stock upon the exercise of stock options	—	11,967
Collections of notes receivable from sale of common stock	275	141
Borrowings under notes payable	193,000	230,000
Repayments on notes payable	(153,000)	—
Net borrowings under (repayments on) revolving line of credit	(286,750)	(207,750)
Purchase of common stock held in deferred compensation trusts	(943)	(6,166)
Other financing activities	(6,658)	(8,362)
Common stock dividends and distributions paid	(220,480)	(192,512)

Net cash provided by (used in) financing activities	(72,078)	(78,898)

Net increase (decrease) in cash	125,241	43,887
Cash at beginning of period	3,540	1,687

Cash at end of period	$128,781	$45,574

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$825	$774

(Private Equity Fund)	Total Investment		825	774

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	26,986	—
(Business Services)	Equity Interests		6,738	—

	Total Investment		33,724	—

	Standby Letters of Credit ($231)

AllBridge Financial, LLC	Equity Interests		27,600	22,138

(Asset Management)	Total Investment		27,600	22,138

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	34,356

(Private Debt Fund)	Total Investment		31,800	34,356

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	956
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	956

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	157
(Business Services)	Common Stock (2,750 shares)		—	890

	Total Investment		—	1,047

Aviation Properties Corporation	Common Stock (100 shares)		68	—

(Business Services)	Total Investment		68	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (9.0%, Due 12/08)	21,827	21,827	21,827
(Consumer Products)	Senior Loan (13.5%, Due 6/09)(6)	20,447	14,149	14,149
	Preferred Stock (100,000 shares)		12,721	4,595
	Common Stock (260,467 shares)		3,847	—

	Total Investment		52,544	40,571

Calder Capital Partners, LLC(5)	Senior Loan (10.0%, Due 5/09)(6)	3,563	3,563	1,192
(Asset Management)	Equity Interests		2,398	—

	Total Investment		5,961	1,192

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/08)	1,500	1,500	1,500
(Asset Management)	Subordinated Debt (17.2%, Due 10/08 – 2/14)	9,353	9,353	9,353
	Common Stock (100 shares)		2,067	40,131

	Total Investment		12,920	50,984

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Class A Equity Interests (25.0% — See Note 3)(6)	$99,044	$99,044	$9
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,301	—

	Total Investment		327,781	9

	Guaranty ($336,310 — See Note 3)
	Standby Letters of Credit ($104,100 — See Note 3)

CitiPostal Inc.	Senior Loan (6.0%, Due 12/13)	691	680	680
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,496	51,264	51,264
	Subordinated Debt (16.0%, Due 12/15)	8,415	8,415	8,415
	Common Stock (37,024 shares)		12,726	16,187

	Total Investment		73,085	76,546

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,931	31,931
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,546	5,546
	Common Stock (763,333 shares)		14,362	19,950

	Total Investment		51,839	57,427

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	38,636	38,515	38,515
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	27,056

	Total Investment		67,259	65,571

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 12/08)	444	444	444
(Business Services/	Subordinated Debt (11.0%, Due 9/11– 6/17)	31,536	31,430	31,430
Broadcasting & Cable)	Subordinated Debt (12.5%, Due 12/08)(6)	1,550	1,550	1,584
	Common Stock (174 shares)		81,109	23,867

	Total Investment		114,533	57,325

	Guaranty ($900)
	Standby Letters of Credit ($200)

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	51,466	51,281	51,281
(Financial Services)	Common Stock (1,809,159 shares)		22,644	11,006

	Total Investment		73,925	62,287

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,396	68,248	68,248
(Financial Services)	Preferred Stock (9,458 shares)		8,865	14,588
	Common Stock (12,711 shares)		12,783	—

	Total Investment		89,896	82,836

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	The Company’s investment in Crescent Equity Corp. had a cost basis of $114.5 million and holds investments in Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a value of $55.7 million, and Longview Cable & Data, LLC (Broadcasting & Cable) with a value of $1.6 million, for a total value of $57.3 million.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
ForeSite Towers, LLC	Equity Interest		$—	$759

(Tower Leasing)	Total Investment		—	759

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,350	1,350	1,350

(Business Services)	Total Investment		1,350	1,350

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	29,662	29,662	27,322
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		34,813	27,322

Hot Stuff Foods, LLC	Senior Loan (6.0%, Due 2/11-2/12)	53,285	53,121	53,121
(Consumer Products)	Subordinated Debt (9.5%, Due 8/12)	31,320	31,237	7,130
	Subordinated Debt (15.4%, Due 2/13)(6)	52,373	52,151	—
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		192,696	60,251

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	56,346	56,147	56,147
(Retail)	Common Stock (358,428 shares)		35,828	32,667

	Total Investment		91,975	88,814

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	5,219

(Industrial Products)	Total Investment		13,500	11,219

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	321

(Business Services)	Total Investment		—	321

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	45,391	45,285	45,285
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,181	16,130	17,139
	Preferred Stock (25,000 shares)		25,000	5,762
	Common Stock (620,000 shares)		6,325	—

	Total Investment		92,740	68,186

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	748

(Industrial Products)	Total Investment		748	748

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (14.1%, Due 1/22)	22,000	22,000	20,791
(CLO)	Income Notes (16.6%)(11)		33,933	30,304

	Total Investment		55,933	51,095

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (10.5%, Due 6/18)	$16,000	$16,000	$16,000
(CLO)	Class D Notes (11.5%, Due 6/18)	10,000	10,000	10,000
	Class E Notes (8.0%, Due 6/18)	16,500	13,116	13,116
	Income Notes (16.7%)(11)		24,441	24,441

	Total Investment		63,557	63,557

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	843	843	843
(Financial Services)	Equity Interests		4,273	1,298

	Total Investment		5,116	2,141

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	5,917
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	5,917

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,651	30,651
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	40,701	40,534	40,534
	Common Stock (559,377 shares)		555	—

	Total Investment		71,740	71,185

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,573	18,498	18,498
(Consumer Products)	Equity Interests		15,857	25,640

	Total Investment		34,355	44,138

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,421	37,293	37,293
(Business Services)	Equity Interests		18,862	32,523

	Total Investment		56,155	69,816

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	26,709	26,634	26,634
(Business Services)	Common Stock (55,112 shares)		11,785	25,919

	Total Investment		38,419	52,553

Startec Equity, LLC	Equity Interests		206	390

(Telecommunications)	Total Investment		206	390

Unitranche Fund LLC	Subordinated Certificates (10.2%)		94,565	94,565
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		94,566	94,566

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)	2,753	2,604	2,604
(Business Services)	Equity Interests		11,384	18,219
	Warrants		144	230

	Total Investment		14,132	21,053

Total companies more than 25% owned			$1,896,336	$1,289,400

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$21,009	$20,890	$21,009
(Business Services)	Equity Interests		421	1,075
	Option		25	25

	Total Investment		21,336	22,109

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	157,008	156,476	157,008
(Business Services)	Equity Interests		—	12,200

	Total Investment		156,476	169,208

Air Medical Group Holdings LLC	Senior Loan (5.4%, Due 3/11)	4,230	4,188	4,106
(Healthcare Services)	Equity Interests		2,993	9,200

	Total Investment		7,181	13,306

Alpine ESP Holdings, Inc.	Preferred Stock (536 shares)		531	—
(Business Services)	Common Stock (11,657 shares)		13	—

	Total Investment		544	—

Amerex Group, LLC	Subordinated Debt (12.0%, Due 1/13)	7,789	7,789	7,789
(Consumer Products)	Equity Interests		3,509	13,946

	Total Investment		11,298	21,735

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		11,787	11,472

(Private Equity Fund)	Total Investment		11,787	11,472

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	25,182	25,122	25,685
(Industrial Products)	Common Stock (4,376 shares)		5,014	5,100

	Total Investment		30,136	30,785

BI Incorporated	Subordinated Debt (13.5%, Due 2/14)	30,615	30,509	30,921
(Business Services)	Common Stock (34,506 shares)		3,451	7,200

	Total Investment		33,960	38,121

Drew Foam Companies, Inc.	Preferred Stock (622,555 shares)		623	171
(Business Services)	Common Stock (6,286 shares)		6	—

	Total Investment		629	171

Hilden America, Inc.	Common Stock (19 shares)		454	300

(Consumer Products)	Total Investment		454	300

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
MedBridge Healthcare, LLC	Senior Loan (8.0%, Due 8/09)(6)	$6,943	$6,943	$6,943
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,153	5,153	941
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,425	—

	Total Investment		14,505	7,884

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	3,084	3,059	3,067
(Business Services)	Equity Interests		1,731	1,101

	Total Investment		4,790	4,168

Progressive International	Preferred Stock (500 shares)		500	1,080
Corporation	Common Stock (197 shares)		13	5,800
(Consumer Products)	Warrants		—	—

	Total Investment		513	6,880

Regency Healthcare Group, LLC	Unitranche Debt (11.1%, Due 6/12)	10,901	10,848	11,215
(Healthcare Services)	Equity Interests		1,298	1,443

	Total Investment		12,146	12,658

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,116	1,938

(Business Services)	Total Investment		4,116	1,938

Soteria Imaging Services, LLC	Subordinated Debt (12.0%, Due 11/10)	10,750	10,263	10,750
(Healthcare Services)	Equity Interests		1,881	2,291

	Total Investment		12,144	13,041

Universal Environmental Services, LLC	Equity Interests		1,579	—

(Business Services)	Total Investment		1,579	—

Total companies 5% to 25% owned			$323,594	$353,776

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.6%, Due 8/13)	$28,544	$28,453	$28,555

(Consumer Products)	Total Investment		28,453	28,555

Abraxas Corporation	Senior Loan (9.0%, Due 4/13)	15,000	15,000	15,000
(Business Services)	Subordinated Debt (14.6%, Due 4/13)	37,000	36,821	36,821

	Total Investment		51,821	51,821

AgData, L.P.	Senior Loan (10.8%, Due 7/12)	1,843	1,836	1,862
(Consumer Services)	Unitranche Debt (10.8%, Due 7/12)	13,420	13,371	13,554

	Total Investment		15,207	15,416

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Augusta Sportswear Group, Inc.	Subordinated Debt (13.0%, Due 1/15)	$53,000	$52,811	$54,060
(Consumer Products)	Common Stock (2,500 shares)		2,500	1,900

	Total Investment		55,311	55,960

Axium Healthcare Pharmacy, Inc.	Senior Loan (14.0%, Due 12/12)	3,750	3,720	3,750
(Healthcare Services)	Unitranche Debt (14.0%, Due 12/12)	8,500	8,467	8,147
	Common Stock (22,860 shares)		2,286	230

	Total Investment		14,473	12,127

Baird Capital Partners IV Limited(5)	Limited Partnership Interest		3,114	3,021

(Private Equity Fund)	Total Investment		3,114	3,021

BenefitMall, Inc.	Subordinated Debt (18.0%, Due 6/14)	40,326	40,231	40,231
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	88,378
	Warrants(12)		—	—

	Total Investment		79,505	128,609

Broadcast Electronics, Inc.	Senior Loan (9.8%, Due 7/12)(6)	4,913	4,885	2,077

(Business Services)	Total Investment		4,885	2,077

Bushnell, Inc.	Subordinated Debt (9.3%, Due 2/14)	41,325	39,908	37,949

(Consumer Products)	Total Investment		39,908	37,949

Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,919	18,667
(CDO)	Class D Notes (17.0%, Due 12/13)	9,400	9,459	9,473

	Total Investment		28,378	28,140

Callidus Debt Partners
CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares, 12.7%)(11)		20,588	19,179

(CLO)	Total Investment		20,588	19,179

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Class D Notes (7.3%, Due 4/20)	3,000	1,962	2,518
(CLO)	Income Notes (19.2%)(11)		15,066	15,240

	Total Investment		17,028	17,758

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus Debt Partners
CLO Fund V, Ltd.(4)(10)	Income Notes (20.8%)(11)		$13,192	$14,052

(CLO)	Total Investment		13,192	14,052

Callidus Debt Partners
CLO Fund VI, Ltd.(4)(10)	Class D Notes (8.9%) Due 10/21)	$5,000	4,353	4,274
(CLO)	Income Notes (21.3%)(11)		28,259	31,108

	Total Investment		32,612	35,382

Callidus Debt Partners
CLO Fund VII, Ltd.(4)(10)	Income Notes (16.6%)(11)		24,008	24,008

(CLO)	Total Investment		24,008	24,008

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (8.1%, Due 12/17)	17,000	17,000	14,900
(CLO)	Income Notes (6.2%)(11)		46,759	35,536

	Total Investment		63,759	50,436

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Income Notes (16.2%)(11)		18,426	16,892

(CLO)	Total Investment		18,426	16,892

Carlisle Wide Plank Floors, Inc.	Senior Loan (7.5%, Due 6/11)	500	497	495
(Consumer Products)	Unitranche Debt (14.5%, Due 6/11)	3,161	3,134	3,159
	Preferred Stock (345,056 Shares)		345	276

	Total Investment		3,976	3,930

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,539	2,501

(Private Equity Fund)	Total Investment		2,539	2,501

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		843	728

(Private Equity Fund)	Total Investment		843	728

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
CK Franchising, Inc.	Senior Loan (5.9%, Due 7/12)	$6,750	$6,670	$6,670
(Consumer Services)	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,152	21,071	21,071
	Preferred Stock (1,281,887 shares)		1,282	1,490
	Common Stock (7,585,549 shares)		7,586	8,900

	Total Investment		36,609	38,131

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	16,000	15,971	15,971
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		31,514	25,044

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 11/13)	35,279	35,210	35,873

(Education Services)	Total Investment		35,210	35,873

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,570	18,508	18,824

(Industrial Products)	Total Investment		18,508	18,824

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,575	90,197
(Business Services)	Equity Interests		552	300

	Total Investment		90,127	90,497

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,594	4,063

(Private Equity)	Total Investment		4,594	4,063

Diversified Mercury	Senior Loan (6.2%, Due 3/13)	2,983	2,969	2,838
Communications, LLC

(Business Services)	Total Investment		2,969	2,838

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,784	14,709	15,080
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,326	4,313	5,692

	Total Investment		19,022	20,772

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,428	75,092	74,011
(Consumer Products)	Equity Interests		8,000	6,400

	Total Investment		83,092	80,411

Distant Lands Trading Co.	Senior Loan (10.0%, Due 11/11)	5,400	5,370	5,255
(Consumer Products)	Unitranche Debt (13.0%, Due 11/11)	42,634	42,504	42,291
	Common Stock (3,451 shares)		3,451	583

	Total Investment		51,325	48,129

Driven Brands, Inc.	Senior Loan (6.2%, Due 6/11)	38,270	38,158	38,158
d/b/a Meineke and Econo Lube	Subordinated Debt (12.1%, Due 6/12 – 6/13)	82,961	82,729	82,729
(Consumer Services)	Common Stock (10,463,473 shares)(12)		26,398	6,409
	Warrants(12)		—	—

	Total Investment		147,285	127,296

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Dryden XVIII Leveraged
Loan 2007 Limited(4)	Class B Notes (7.4%, Due 10/19)	$9,000	$7,438	$8,254
(CLO)	Income Notes (14.9%)(11)		23,107	21,843

	Total Investment		30,545	30,097

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	11,524

(Private Equity Fund)	Total Investment		9,350	11,524

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	117,759	117,304	117,304
(Business Services)	Common Stock (63,438 shares)(12)		63,438	20,343
	Warrants(12)		—	—

	Total Investment		180,742	137,647

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	2,223

(Private Equity Fund)	Total Investment		7,274	2,223

eInstruction Corporation	Subordinated Debt (12.9%, Due 7/14-1/15)	32,633	32,487	31,851
(Education Services)	Common Stock (2,406 shares)		2,500	2,300

	Total Investment		34,987	34,151

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.9%, Due 3/11)	9,000	8,973	8,550

(Consumer Products)	Total Investment		8,973	8,550

FCP-BHI Holdings, LLC	Subordinated Debt (12.0%, Due 9/13)	25,715	25,611	25,205
d/b/a Bojangles’	Equity Interests		968	1,600

(Retail)	Total Investment		26,579	26,805

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		6,368	6,368

(Private Equity Fund)	Total Investment		6,368	6,368

Freedom Financial Network, LLC	Senior Loan (6.2%, Due 2/13)	10,000	10,000	9,891
(Financial Services)	Subordinated Debt (13.5%, Due 2/14)	13,000	12,939	13,000

	Total Investment		22,939	22,891

Frozen Specialties, Inc.	Warrants		375	—

(Consumer Products)	Total Investment		375	—

Garden Ridge Corporation	Subordinated Debt (8.0%, Due 5/12)(6)	20,500	20,500	20,500

(Retail)	Total Investment		20,500	20,500

Geotrace Technologies, Inc.	Subordinated Debt (10.0%, Due 6/09)	5,498	5,395	5,518
(Energy Services)	Warrants		2,027	2,400

	Total Investment		7,422	7,918

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Gilchrist & Soames, Inc.	Subordinated Debt (13.4%, Due 10/13)	$25,800	$25,645	$25,486

(Consumer Products)	Total Investment		25,645	25,486

Havco Wood Products LLC	Equity Interests		910	2,300

(Industrial Products)	Total Investment		910	2,300

Haven Eldercare of New England, LLC	Subordinated Debt (12.0%, Due 8/09)(6)	1,383	1,383	1,383

(Healthcare Services)	Total Investment		1,383	1,383

Higginbotham Insurance Agency, Inc.	Senior Loan (5.2%, Due 8/12)	17,471	17,389	17,389
(Business Services)	Subordinated Debt (13.6%, Due 8/13 – 8/14)	46,883	46,678	46,678
	Common Stock (22,020 shares)(12)		22,020	24,327
	Warrant(12)		—	—

	Total Investment		86,087	88,394

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,474	44,580

(Consumer Products)	Total Investment		44,474	44,580

The Homax Group, Inc.	Senior Loan (6.5%, Due 10/12)	11,670	11,670	11,180
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,313	13,446
	Preferred Stock (76 shares)		76	9
	Common Stock (24 shares)		5	—
	Warrants		954	141

	Total Investment		26,018	24,776

Ideal Snacks Corporation	Senior Loan (6.8%, Due 6/10)	1,099	1,099	1,080

(Consumer Products)	Total Investment		1,099	1,080

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	11,030	10,945	11,236

(Business Services)	Total Investment		10,945	11,236

International Fiber Corporation	Subordinated Debt (14.0%, Due 6/12)	24,822	24,737	24,822
(Industrial Products)	Preferred Stock (21,566 shares)		2,157	2,500

	Total Investment		26,894	27,322

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Kodiak Fund LP(5)	Equity Interests		$9,440	$2,853

(Private Equity Fund)	Total Investment		9,440	2,853

Line-X, Inc.	Senior Loan (15.0%, Due 8/11)	$900	887	887
(Consumer Products)	Unitranche Debt (15.0% Due 8/11)	48,324	48,187	41,472

	Total Investment		49,074	42,359

	Standby Letter of Credit ($1,500)

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	16,359	16,359	16,196
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,478	24,478

	Total Investment		40,837	40,674

NetShape Technologies, Inc.	Senior Loan (7.0%, Due 2/13)	32	32	31

(Industrial Products)	Total Investment		32	31

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	19,397	19,485	19,784
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	14,533	14,589	14,833

	Total Investment		34,074	34,617

Norwesco, Inc.	Subordinated Debt (15.4%, Due 9/13)	61,878	61,583	61,583
(Industrial Products)	Common Stock (482,736 shares)(12)		3,676	77,658
	Warrants(12)		—	—

	Total Investment		65,259	139,241

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,604

(Private Equity Fund)	Total Investment		2,018	1,604

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Oahu Waste Services, Inc.	Stock Appreciation Rights		$206	$1,000

(Business Services)	Total Investment		206	1,000

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (7.6%, Due 10/21)	$15,000	11,621	10,138

(CLO)	Total Investment		11,621	10,138

Passport Health	Preferred Stock (561,908 shares)		1,725	4,095
Communications, Inc.	Common Stock (16,977 shares)		42	90

(Healthcare Services)	Total Investment		1,767	4,185

PC Helps Support, LLC	Senior Loan (6.2%, Due 12/13)	8,964	8,956	8,882
(Business Services)	Subordinated Debt (13.3%, Due 12/13)	29,295	29,155	29,238

	Total Investment		38,111	38,120

Pendum, Inc.	Subordinated Debt (17.0%, Due 1/11)(6)	34,028	34,028	—
(Business Services)	Preferred Stock (82,715 shares)		—	—
	Warrants		—	—

	Total Investment		34,028	—

Performant Financial Corporation	Common Stock (478,816 shares)		734	—

(Business Services)	Total Investment		734	—

Peter Brasseler Holdings, LLC	Equity Interests		3,451	3,100

(Business Services)	Total Investment		3,451	3,100

PharMEDium Healthcare Corporation	Senior Loan (6.6%, Due 10/13)	6,075	6,075	5,890

(Healthcare Services)	Total Investment		6,075	5,890

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	61,000	60,778	59,657
(Industrial Products)	Equity Interests		2,165	1,027

	Total Investment		62,943	60,684

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	$14,635	$14,585	$14,818
(Industrial Products)	Equity Interests		1,294	1,700

	Total Investment		15,879	16,518

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	24,932	24,749	25,016

(Business Services)	Total Investment		24,749	25,016

	Guaranty ($300)

Reed Group, Ltd.	Senior Loan (6.4%, Due 12/13)	10,948	10,920	10,373
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,195	18,113	17,400
	Equity Interests		1,800	800

	Total Investment		30,833	28,573

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	39,501	39,249	39,003
(Retail)	Preferred Stock (46,690 shares)		117	133
	Warrants		534	400

	Total Investment		39,900	39,536

	Standby Letters of Credit ($2,540)

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	5,000	4,984	4,856
(Industrial Products)	Equity Interests		274	307

	Total Investment		5,258	5,163

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		2,896	2,896

(Private Equity Fund)	Total Investment		2,896	2,896

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,011	8,778

(Private Equity Fund)	Total Investment		9,011	8,778

Stag-Parkway, Inc.	Unitranche Debt (14.0%, Due 7/12)	49,186	49,017	42,874

(Business Services)	Total Investment		49,017	42,874

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,285	30,690

(Industrial Products)	Total Investment		30,285	30,690

Summit Energy Services, Inc.	Senior Loan (5.9%, Due 8/13)	9,098	9,098	8,946
(Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,730	35,576	36,802
	Common Stock (415,982 shares)		1,861	2,000

	Total Investment		46,535	47,748

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire and Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	$22,346	$22,239	$22,239
(Business Services)	Common Stock (12,940 shares)(12)		1,941	4,795
	Warrant(12)		—	—

	Total Investment		24,180	27,034

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	95,803	95,495	96,322
(Consumer Products)	Equity Interests		2,149	1,772

	Total Investment		97,644	98,094

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	49,124	48,569	47,820

(Business Services)	Total Investment		48,569	47,820

TransAmerican Auto Parts, LLC	Subordinated Debt (16.3%, Due 11/12)	24,347	24,196	22,780
(Consumer Products)	Equity Interests		1,034	125

	Total Investment		25,230	22,905

Triax Holdings, LLC	Subordinated Debt (21.0%, Due 2/12)	10,392	10,351	10,440
(Consumer Products)	Equity Interests		16,528	41,485

	Total Investment		26,879	51,925

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,054	59,820	60,291

(Business Services)	Total Investment		59,820	60,291

United Road Towing, Inc.	Subordinated Debt (10.0%, Due 1/14)	29,000	28,865	28,855

(Consumer Services)	Total Investment		28,865	28,855

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

VICORP Restaurants, Inc.	Warrants		33	—

(Retail)	Total Investment		33	—

WMA Equity Corporation and Affiliates	Subordinated Debt (14.0%, Due 4/13)	125,764	124,868	109,172
d/b/a Wear Me Apparel	Subordinated Debt (9.0%, Due 4/14)(6)	11,243	11,243	—
(Consumer Products)	Common Stock (86 shares)		39,721	—

	Total Investment		175,832	109,172

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Webster Capital II, L.P.(5)	Limited Partnership Interest		$738	$459

(Private Equity Fund)	Total Investment		738	459

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	$90,000	89,603	87,290
(Consumer Products)	Common Stock (6,960 shares)		6,961	4,400

	Total Investment		96,564	91,690

York Insurance Services Group, Inc.	Common Stock (12,939 shares)		1,294	1,400

(Business Services)	Total Investment		1,294	1,400

Other companies	Other debt investments	159	70	75
	Other equity investments		26	—

	Total Investment		96	75

Total companies less than 5% owned			$2,817,567	$2,747,658

Total private finance (149 portfolio investments)			$5,037,497	$4,390,834

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			June 30, 2008
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	2	$22,146	$22,146
	7.00%–8.99%	2	2,137	2,071
	9.00%–10.99%	1	6,458	6,458
	11.00%–12.99%	1	10,462	10,462
	15.00% and above	2	3,970	6,229

Total commercial mortgage loans(13)			$45,173	$47,366

Real Estate Owned			$21,358	$27,166

Equity Interests(2) — Companies more than 25% owned			$14,179	$32,269
Guarantees ($6,871)
Standby Letter of Credit ($650)

Total commercial real estate finance			$80,710	$106,801

Total portfolio			$5,118,207	$4,497,635

	Yield	Cost	Value
Investments in U.S. Treasury Bills, Money Market and Other Securities
U.S. Treasury bills (Due July 2008)	1.6%	$99,991	$100,045
SEI Daily Income Tr Prime Obligation Money Market Fund	2.5%	6	6
Columbia Treasury Reserves Money Market Fund	2.6%	1	1

Total		$99,998	$100,052

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $7.5 million at value were on non-accrual status and therefore were considered non-income producing.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Jones Stephens Corporation	Senior Loan (8.8%, Due 9/12)	$5,537	$5,525	$5,525

(Consumer Products)	Total Investment		5,525	5,525

Knightsbridge CLO 2007-1 Ltd.(4)	Subordinated Debt (14.1%, Due 1/22)	22,000	22,000	22,000
(CLO)	Income Notes (15.2%)(11)		31,211	31,211

	Total Investment		53,211	53,211

Kodiak Fund LP(5)	Equity Interests		9,423	2,853

(Private Equity Fund	Total Investment		9,423	2,853

Line-X, Inc.	Senior Loan (12.0%, Due 8/11)	900	885	885
(Consumer Products)	Unitranche Debt (12.0% Due 8/11)	48,198	48,039	42,784

	Total Investment		48,924	43,669

	Standby Letter of Credit ($1,500)

MedAssets, Inc.(3)	Common Stock (224,817 shares)		2,049	6,652

(Business Services)	Total Investment		2,049	6,652

Mid-Atlantic Venture Fund IV, L.P.(5)	Limited Partnership Interest		6,975	1,791

(Private Equity Fund)	Total Investment		6,975	1,791

Milestone AV Technologies, Inc.	Subordinated Debt (11.3%, Due 6/13)	37,500	37,500	36,750

(Business Services)	Total Investment		37,500	36,750

NetShape Technologies, Inc.	Senior Loan (8.6%, Due 2/13)	5,802	5,773	5,773

(Industrial Products)	Total Investment		5,773	5,773

Network Hardware Resale, Inc.	Unitranche Debt (10.5%, Due 12/11)	20,512	20,614	20,614
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	13,242	13,302	15,586

	Total Investment		33,916	36,200

Norwesco, Inc.	Subordinated Debt (12.7%, Due 1/12 – 7/12)	82,924	82,674	82,674
(Industrial Products)	Common Stock (559,603 shares)(12)		38,313	117,831
	Warrants(12)		—	—

	Total Investment		120,987	200,505

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		1,910	1,256

(Private Equity Fund)	Total Investment		1,910	1,256

Oahu Waste Services, Inc.	Stock Appreciation Rights		239	998

(Business Services)	Total Investment		239	998

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income from companies less than 5% owned in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

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
(Information at and for the three and six months ended June 30, 2008 and 2007 is unaudited)

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and changes in net assets and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the operating results to be expected for the full year.

The private finance portfolio and the interest and related portfolio income and net realized gains (losses) on the private finance portfolio are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company, where the Company controls the portfolio company’s board of directors, or where the Company acts as manager to a fund, and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the commercial real estate finance portfolio and other sources, including investments in U.S. treasury bills, money market and other securities, are included in the companies less than 5% owned category on the consolidated statement of operations.

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

The Company adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires the Company to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, the Company has considered its principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity.

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

The Company’s equity investments in private debt and equity funds are generally valued at such fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of the Company’s CLO bonds and preferred shares/income notes and CDO bonds (“CLO/CDO Assets”) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. The Company determines the fair value of its CLO/CDO Assets on an individual security-by-security basis.

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

Interest and Dividend Income

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if the Company has doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status generally do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The stock option expense for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions, except per share amounts)	2008	2007	2008	2007

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$2.1	$3.3	$3.9	$6.5
Options granted on or after January 1, 2006	1.8	6.2	4.2	6.7

Total employee stock option expense	$3.9	$9.5	$8.1	$13.2

Per basic share	$0.02	$0.06	$0.05	$0.09
Per diluted share	$0.02	$0.06	$0.05	$0.09

In addition to employee stock option expense, administrative expense included $0.1 million for both the three and six months ended June 30, 2008, and $0.2 million for both the three and six months ended June 30, 2007, for options granted to non-officer directors. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

The stock option expense for options granted in 2008 and 2007 was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2008 and 2007:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.2%	4.6%	2.7%	4.6%
Expected volatility	28.9%	26.5%	27.7%	26.5%
Dividend yield	8.5%	9.0%	8.5%	9.0%
Weighted average fair value per option	$2.09	$2.98	$2.19	$2.98

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

To determine the stock options expense for the options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense will be $13.1 million, $6.5 million, and $4.2 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after June 30, 2008, as the fair value of those stock options will be determined at the time of grant, and does not include the effect of any forfeitures that may result from the headcount reductions in the third quarter of 2008. The aggregate total stock option expense remaining as of June 30, 2008, is expected to be recognized over an estimated weighted-average period of 1.8 years.

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

The consolidated financial statements include portfolio investments at value of $4.5 billion and $4.8 billion at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, and December 31, 2007, 91% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement has not had a material effect on the Company’s consolidated financial statements. However, the impact on its consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which were already required to be measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At June 30, 2008, and December 31, 2007, the private finance portfolio consisted of the following:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$367.5	$330.9	6.4%	$374.1	$344.3	7.7%
Unitranche debt(2)	639.1	627.6	12.2%	659.2	653.9	11.5%
Subordinated debt	2,580.8	2,292.0	13.7%	2,576.4	2,416.4	12.8%

Total loans and debt securities(3)	3,587.4	3,250.5	12.6%	3,609.7	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(4)	247.7	232.6	16.0%	218.3	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(4)	94.6	94.6	10.2%	0.7	0.7	12.4%
Other equity securities	1,107.8	813.1		1,215.2	1,041.0

Total equity securities	1,450.1	1,140.3		1,434.2	1,244.7

Total	$5,037.5	$4,390.8		$5,043.9	$4,659.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At June 30, 2008, and December 31, 2007, the cost and value of subordinated debt included the Class A equity interests in Ciena Capital LLC, which were placed on non-accrual status during the fourth quarter of 2006.
The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) total preferred shares/income notes of CLOs at value. The weighted average yields are computed as of the balance sheet date. The effective interest yield on the CLO assets represents the yield used for recording interest income. The market yield used in the valuation of the CLO assets may be different than the interest yields.
The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value.

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	The total principal balance outstanding on loans and debt securities was $3,620.4 million and $3,639.6 million at June 30, 2008, and December 31, 2007, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $33.0 million and $29.9 million at June 30, 2008, and December 31, 2007, respectively.
(4)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Unitranche Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At June 30, 2008, 86% of the private finance loans and debt securities had a fixed rate of interest and 14% had a floating rate of interest. At December 31, 2007, 86% of the private finance loans and debt securities had a fixed rate of interest and 14% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt is generally paid to the Company quarterly.

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

Ciena Capital LLC.  Ciena Capital LLC (“Ciena”) has provided loans to commercial real estate owners and operators. Ciena is also a participant in the Small Business Administration’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena is headquartered in New York, NY.

At June 30, 2008, the Company’s investment in Ciena totaled $327.8 million at cost and $9.0 thousand at value, after the effect of unrealized depreciation of $327.8 million. At December 31, 2007, the Company’s investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included depreciation on the Company’s investment in Ciena of $29.3 million and $68.6 million for the three and six months ended June 30, 2008, respectively. Net change in unrealized appreciation or depreciation included depreciation on the Company’s investment in Ciena of $19.1 million for both the three and six months ended June 30, 2007.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Total interest and related portfolio income earned from the Company’s investment in Ciena for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Interest income on Class A equity interests	$—	$—	$—	$—
Fees and other income	—	1.3	—	2.8

Total interest and related portfolio income	$—	$1.3	$—	$2.8

In the fourth quarter of 2006, the Company placed its investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in Ciena for the three and six months ended June 30, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit (discussed below), the Company earned fees of $1.3 million and $2.8 million for the three and six months ended June 30, 2007, which were included in fees and other income. These fees were $5.4 million for the year ended December 31, 2007. Ciena has not yet paid the $5.4 million in such fees earned by the Company during 2007, and at June 30, 2008, and December 31, 2007, such fees were included as a receivable in other assets. The Company considered this outstanding receivable in its valuation of Ciena at June 30, 2008, and December 31, 2007. The Company did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the three and six months ended June 30, 2008.

The Company guarantees Ciena’s revolving credit facility that matures in March 2009. On January 30, 2008, Ciena completed an amendment of the terms of its revolving credit facility, which reduced the level of commitments from the lenders under the facility, increased the Company’s unconditional guaranty, and, among other things, amended certain financial and other covenants. Ciena had commitments from the lenders under the facility of $400 million at June 30, 2008, with reductions in total commitments to $375 million at July 31, 2008, and to $325 million by December 31, 2008. Under the amended facility, the Company’s unconditional guarantee increased from 60% to 100% of the total obligations under this facility (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees). The guaranty of the Ciena revolving credit facility can be called by the lenders in the event of a default, which includes the occurrence of any event of default under the Company’s revolving credit facility, subject to grace periods in certain cases. The terms of the facility and guaranty prohibit cash payments from Ciena to the Company, including payments for interest, guarantee fees, management fees, and dividends. At June 30, 2008, the principal amount outstanding on Ciena’s revolving credit facility was $332.0 million and letters of credit issued under the facility were $2.0 million. The total obligation guaranteed by the Company at June 30, 2008, was $336.3 million. See Note 5.

At June 30, 2008, the Company had provided standby letters of credit totaling $104.1 million in connection with term securitization transactions completed by Ciena.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

substantially curtailed loan origination activity, including loan originations under the SBA’s 7(a) Guaranteed Loan Program. Ciena continues to reposition its business. However, there is an inherent risk in this repositioning and the Company continues to work with Ciena on restructuring. Ciena maintains two non-recourse securitization warehouse facilities, both of which have matured. Ciena is currently working with the warehouse providers regarding the timing of the pay off of the warehouse facilities and the servicing of the portfolios. There is no assurance that Ciena will be able to refinance these facilities in the loan securitization market. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA and an escrow agent in which Ciena has deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. During the term of the agreement, any loans originated by Ciena that will be sold into the secondary market or loans that default after having been sold into the secondary market will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market or prior to reimbursement by the SBA for loans repurchased by Ciena. Ciena and the SBA are currently in disagreement regarding the operation of this agreement, particularly regarding the repurchase obligations of defaulted loans that are subject to third party review. Ciena is currently working with the SBA to try to resolve their differences with respect to this agreement. Ciena remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business.

To reduce outstanding borrowings under its credit facilities and to reposition its loan portfolio, Ciena has sold certain loans. In the future, Ciena may also seek to sell additional loans, including loans from its SBA 7(a) portfolio. Under SBA rules and regulations, sales involving the SBA 7(a) portfolio generally require advance approval by the SBA.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s current regulatory issues, ongoing investigations, litigation, and the repositioning of its business in performing the valuation of Ciena at June 30, 2008. The Company is monitoring the situation.

At both June 30, 2008, and December 31, 2007, the Company held all of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests.

Mercury Air Centers, Inc.  In April 2004, the Company completed the purchase of a majority ownership in Mercury Air Centers, Inc. (“Mercury”). At June 30, 2007, the Company’s investment in Mercury totaled $85.3 million at cost and $320.1 million at value, which included unrealized appreciation of $234.8 million.

In August 2007, the Company completed the sale of its majority equity interest in Mercury. For the year ended December 31, 2007, the Company realized a gain of $262.4 million, subject to post-closing adjustments. In the second quarter of 2008, the Company realized an additional gain of $2.6 million resulting from these post-closing adjustments. In addition, the Company was repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

Total interest and related portfolio income earned from the Company’s investment in Mercury for the three and six months ended June 30, 2007, was as follows:

	For the Three	For the Six
	Months Ended	Months Ended
($ in millions)	June 30, 2007	June 30, 2007

Interest income	$2.1	$4.1
Fees and other income	0.1	0.2

Total interest and related portfolio income	$2.2	$4.3

Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2007, included an increase in unrealized appreciation of $18.2 million and $74.9 million, respectively, related to the Company’s investment in Mercury.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At June 30, 2008, and December 31, 2007, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$28.1	14.2%	$28.4	$28.5	14.0%
Callidus Debt Partners CLO Fund IV, Ltd.	2.0	2.5	14.6%	—	—
Callidus Debt Partners CLO Fund VI, Ltd.	4.4	4.3	11.8%	4.3	4.3	13.4%
Callidus MAPS CLO Fund I LLC	17.0	14.9	9.2%	17.0	16.1	11.0%
Dryden XVIII Leveraged Loan 2007 Limited	7.4	8.3	15.4%	7.4	7.4	12.7%
Knightsbridge CLO 2007-1 Ltd.(3)	22.0	20.8	14.9%	22.0	22.0	14.1%
Knightsbridge CLO 2008-1 Ltd.(3)	39.1	39.1	11.1%	—	—
Pangaea CLO 2007-1 Ltd.	11.6	10.1	13.1%	11.6	11.6	13.9%

Total bonds	131.9	128.1	12.7%	90.7	89.9	13.3%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.6	19.2	13.6%	21.8	20.0	14.1%
Callidus Debt Partners CLO Fund IV, Ltd.	15.1	15.2	18.9%	12.3	11.3	16.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.2	14.1	19.6%	14.0	14.7	19.3%
Callidus Debt Partners CLO Fund VI, Ltd.	28.2	31.1	19.4%	27.0	27.0	19.3%
Callidus Debt Partners CLO Fund VII, Ltd.	24.0	24.0	16.6%	22.1	22.1	16.6%
Callidus MAPS CLO Fund I LLC	46.8	35.5	8.1%	49.3	36.1	7.6%
Callidus MAPS CLO Fund II, Ltd.	18.4	16.9	17.6%	18.7	18.7	14.7%
Dryden XVIII Leveraged Loan 2007 Limited	23.1	21.9	15.8%	21.9	21.9	14.2%
Knightsbridge CLO 2007-1 Ltd.(3)	33.9	30.3	18.6%	31.2	31.2	15.2%
Knightsbridge CLO 2008-1 Ltd.(3)	24.4	24.4	16.7%	—	—

Total preferred shares/income notes	247.7	232.6	16.0%	218.3	203.0	14.6%

Total	$379.6	$360.7		$309.0	$292.9

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both June 30, 2008, and December 31, 2007, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At June 30, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 618 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$278.6	$288.5
Syndicated loans	4,437.1	4,122.7
Cash(1)	47.3	104.4

Total underlying collateral assets(2)	$4,763.0	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At June 30, 2008, and December 31, 2007, the total face value of defaulted obligations was $85.0 million and $18.4 million, respectively, or approximately 1.8% and 0.4% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At June 30, 2008, and December 31, 2007, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status
Companies more than 25% owned	$33.0	$114.1
Companies 5% to 25% owned	0.9	11.7
Companies less than 5% owned	24.0	23.8
Loans and debt securities not in workout status
Companies more than 25% owned	37.2	21.4
Companies 5% to 25% owned	7.0	13.4
Companies less than 5% owned	—	13.3

Total	$102.1	$197.7

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at June 30, 2008, and December 31, 2007, were as follows:

	2008	2007

Industry
Business services	35%	37%
Consumer products	25	25
Industrial products	8	10
CLO/CDO(1)	8	6
Consumer services	5	4
Retail	5	4
Financial services	4	6
Private debt funds	3	1
Healthcare services	2	3
Other	5	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	37%	36%
Midwest	29	32
Southeast	18	17
West	14	14
Northeast	2	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital, and certain of these funds are managed by the Company through a wholly-owned subsidiary.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At June 30, 2008, and December 31, 2007, the commercial real estate finance portfolio consisted of the following:

	2008			2007
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$45.2	$47.4	7.8%	$65.9	$65.4	6.8%
Real estate owned	21.3	27.2		15.3	21.3
Equity interests	14.2	32.2		15.7	34.5

Total	$80.7	$106.8		$96.9	$121.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30, 2008, and December 31, 2007, approximately 79% and 85%, respectively, of the Company’s commercial mortgage loan portfolio was composed of fixed rate loans and approximately 21% and 15%, respectively, was composed of adjustable interest rate loans. At June 30, 2008, and December 31, 2007, loans with a value of $7.5 million and $14.3 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial real estate finance portfolio at value at June 30, 2008, and December 31, 2007, were as follows:

	2008	2007

Property Type
Hospitality	48%	44%
Office	23	21
Recreation	19	15
Retail	9	18
Other	1	2

Total	100%	100%

Geographic Region
Southeast	44%	40%
Midwest	25	31
West	22	20
Northeast	8	7
Mid-Atlantic	1	2

Total	100%	100%

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement has not had a material effect on the Company’s consolidated financial statements. However, the impact on the Company’s consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of the statement.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the Investment Company Act of 1940 and SFAS 157. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2008, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of June 30,	Identical Assets	Inputs	Inputs
($ in millions)	2008	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
U.S. Treasury Bills	$100.0	$100.0	$—	$—

Portfolio
Private finance	$4,390.8	$—	$—	$4,390.8
Commercial real estate finance	106.8	—	—	106.8

Total portfolio	$4,497.6	$—	$—	$4,497.6

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

		Commercial
	Private	Real Estate
($ in millions)	Finance	Finance	Total

Balance at December 31, 2007	$4,652.7	$121.2	$4,773.9
Total gains or losses
Net realized gains (losses)(1)	6.1	(2.1)	4.0
Net change in unrealized appreciation or depreciation(2)	(257.5)	1.8	(255.7)
Purchases, issuances, repayments and exits, net(3)	(10.5)	(14.1)	(24.6)
Transfers in and/or out of level 3	—	—	—

Balance at June 30, 2008	$4,390.8	$106.8	$4,497.6

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(250.8)	$(1.1)	$(251.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
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

Managed Funds

The Company manages funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the “Managed Funds”). As of June 30, 2008, the funds that the Company manages had total committed capital of approximately $5 billion and total assets of approximately $1.9 billion. During 2007, the Company established the Unitranche Fund LLC and the Allied Capital Senior Debt Fund, L.P. In the first quarter of 2008, the Company formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd. In the second quarter of 2008, the Company formed Knightsbridge CLO 2008-1 Ltd. The Company’s responsibilities to the Managed Funds may include origination, underwriting, and portfolio monitoring and development services consistent with the activities that the Company performs for its portfolio. Each of the Managed Funds may separately invest in the debt or equity of a company depending on each fund’s investment strategy and other factors. The Company’s portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by the Company.

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

Unitranche Fund LLC.  In December 2007, the Company formed the Unitranche Fund LLC (“Unitranche Fund”), which the Company co-manages with an affiliate of General Electric Capital

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Corporation (“GE”). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with Earnings before Interest, Taxes, Depreciation, and Amortization of at least $15 million. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and the Company has committed $525.0 million of subordinated certificates. The Unitranche Fund is capitalized as transactions are completed. The Company earns a management and sourcing fee totaling 0.375% per annum of managed assets. In addition to the management and sourcing fee, the Company earns structuring fees on investments made by the Unitranche Fund. At June 30, 2008, the Unitranche Fund had total assets of approximately $532 million, and the Company’s investment in the Unitranche Fund totaled $94.6 million at cost and at value.

Allied Capital Senior Debt Fund, L.P.  The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (“ACSDF”), a private fund that generally invests in senior, unitranche and second lien debt. The Company has committed and funded $31.8 million to ACSDF, which is a portfolio company. The Company’s investment in ACSDF totaled $31.8 million at cost and $34.4 million at value at June 30, 2008, and $31.8 million at cost and $32.8 million at value at December 31, 2007. ACSDF has closed on $125 million in equity capital commitments and had total assets of $501 million at June 30, 2008. As a special limited partner, the Company will earn an incentive allocation to the extent of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of the Company’s investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus its allocation of the net earnings of ACSDF, including the incentive allocation.

AC Corp is the investment manager to ACSDF. Callidus Capital Corporation, a portfolio investment controlled by the Company, acts as special manager to ACSDF. A subsidiary of AC Corp is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp earns a management fee of up to 2% per annum of the net asset value of ACSDF and pays Callidus 25% of that management fee to compensate Callidus for its role as special manager.

The Company may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from the Company. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, the Company sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. In the three and six months ended June 30, 2008, the Company sold $43.3 million and $72.3 million, respectively, of seasoned assets with a weighted average yield of 9.9% and 9.2%, respectively, to the warehouse financing vehicle. ACSDF also purchases loans from other third parties.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, the Company, through a wholly-owned subsidiary, assumed the management of Knightsbridge CLO 2007-1 Ltd. (“Knightsbridge 2007”), which invests primarily in middle market senior loans.

At June 30, 2008, Knightsbridge 2007 had total assets of approximately $520 million and the Company’s investment in this CLO totaled $55.9 million at cost and $51.1 million at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which will be paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus may assist the Company in the management of Knightsbridge 2007 and the Company may pay Callidus a portion of the management fee earned for this assistance.

The Company may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from the Company or from other third parties. During both the three and six months ended June 30, 2008, the Company sold loans totaling $64.9 million with a weighted average yield of 8.1% to Knightsbridge 2007.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Knightsbridge CLO 2008-1 Ltd.  In June 2008, the Company formed Knightsbridge 2008-1 Ltd. (“Knightsbridge 2008”). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. The Company manages Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans. The Company may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from the Company or from other third parties.

At June 30, 2008, Knightsbridge 2008 had total assets of approximately $214 million and the Company’s investment in this CLO totaled $63.6 million at cost and at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which will be paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus may assist the Company in the management of Knightsbridge 2008 and the Company may pay Callidus a portion of the management fee earned for this assistance.

AGILE Fund I, LLC.  In January 2008, the Company entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (“Goldman Sachs”).

As part of the investment agreement, the Company agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (“AGILE”), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008. The sale to AGILE included 13.7% of the Company’s equity investments in 23 of its buyout portfolio companies and 36 of its minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.5 million (subsequent to post-closing adjustments) and dividend income of $5.4 million. In addition, the Company sold approximately $63 million in debt investments, which represented 7.3% of its unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

The Company is the managing member of AGILE, and is entitled to an incentive allocation subject to certain performance benchmarks. The Company owns the remaining interests in AGILE not held by Goldman Sachs. At June 30, 2008, AGILE had total assets of approximately $155 million and the Company’s investment in AGILE totaled $0.8 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by the Company and will have future opportunities to invest in the Company’s affiliates, or vehicles managed by them, and to coinvest alongside the Company in the future, subject to various terms and conditions.

As part of this transaction, the Company also sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008 and resulted in a net realized loss of $7.0 million (subsequent to post-closing adjustments) for the six months ended June 30, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

At June 30, 2008, and December 31, 2007, the Company had the following debt:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable and debentures:
Privately issued unsecured notes payable	$1,082.8	$1,082.8	6.5%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,962.8	1,962.8	6.6%		1,922.2	1,922.2	6.4%
Revolving line of credit	632.5	80.5	4.4	%(2)	922.5	367.3	5.9	%(2)

Total debt	$2,595.3	$2,043.3	6.9	%(3)	$2,844.7	$2,289.5	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $7.2 million and $3.7 million at June 30, 2008, and December 31, 2007, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.

  Notes Payable and Debentures

Privately Issued Unsecured Notes Payable.  The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2008, the notes had maturities from March 2009 to June 2015. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

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

On May 14, 2008, the Company repaid $153.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 5.45%. On June 20, 2008, the Company issued $140.5 million of five-year, unsecured notes and $52.5 million of seven-year, unsecured notes with fixed interest rates of 7.82% and 8.14%, respectively. The debt matures in June 2013 and June 2015, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Publicly Issued Unsecured Notes Payable.  At June 30, 2008, the Company had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes prior to maturity in whole or in part, together with a redemption premium, as stipulated in the notes.

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

Scheduled Maturities.  Scheduled future maturities of notes payable at June 30, 2008, were as follows:

Year	Amount Maturing
($ in millions)

2008	$—
2009	270.3
2010	408.0
2011	472.5
2012	339.0
Thereafter	473.0

Total	$1,962.8

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

The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $7.2 million and $3.7 million at June 30, 2008, and December 31, 2007, respectively.

The average debt outstanding on the revolving line of credit was $234.7 million and $93.5 million, respectively, for the six months ended June 30, 2008 and 2007. The maximum amount borrowed under this facility and the weighted average stated interest rate during the six months ended June 30, 2008 and 2007, were $403.8 million and 4.7%, respectively, and $225.5 million and 6.4%, respectively. At June 30, 2008, the amount available under the revolving line of credit was $426.8 million, net of amounts committed for standby letters of credit of $125.2 million issued under the credit facility.

Debt Covenants

The Company has various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at June 30, 2008, and December 31, 2007. These covenants require the Company to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2008, and December 31, 2007, the Company had issued guarantees of debt and rental obligations aggregating $344.4 million and $270.6 million, respectively, and had extended standby letters of credit aggregating $125.2 million and $58.5 million, respectively. Under these arrangements, the Company would be required to make payments

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments, continued

to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $469.6 million and $329.1 million at June 30, 2008, and December 31, 2007, respectively.

As of June 30, 2008, the guarantees and standby letters of credit expired as follows:

							After
(in millions)	Total	2008	2009	2010	2011	2012	2012
Guarantees	$344.4	$0.3	$338.8	$—	$4.4	$0.1	$0.8
Standby letters of credit(1)	125.2	1.0	0.7	—	123.5	—	—

Total(2)	$469.6	$1.3	$339.5	$—	$127.9	$0.1	$0.8

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2011. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2011.

(2)	The Company’s most significant commitments relate to its investment in Ciena Capital LLC (Ciena). At June 30, 2008, the Company guaranteed 100% of the outstanding total obligations on Ciena’s revolving line of credit, which matures in March 2009, for a total guaranteed amount of $336.3 million. At June 30, 2008, the estimated net realizable value of Ciena’s assets exceeded the amount outstanding on this revolving line of credit. If the estimated net realizable value of Ciena’s assets were to fall below the amount outstanding on Ciena’s revolving line of credit, the Company would be required to record a liability for the amount that the revolving line of credit exceeds the net realizable value of Ciena’s assets. At June 30, 2008, the Company also had standby letters of credit issued totaling $104.1 million in connection with term securitizations completed by Ciena. The Company considered the outstanding letters of credit in its valuation at June 30, 2008. See Note 3.

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At June 30, 2008, the Company had outstanding commitments to fund investments totaling $825.6 million, including $787.2 million related to private finance investments and $38.4 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $430.4 million to the Unitranche Fund LLC, which the Company estimates will be funded over a two to three year period as investments are funded by the Unitranche Fund. See Note 3.

Note 6. Shareholders’ Equity

Sales of common stock for the six months ended June 30, 2008 and 2007, were as follows:

(in millions)	2008	2007

Number of common shares	20.5	3.3

Gross proceeds	$417.1	$97.3
Less costs, including underwriting fees	(14.6)	(3.5)

Net proceeds	$402.5	$93.8

There were no stock options exercised during the six months ended June 30, 2008. The Company issued 0.5 million shares of common stock upon the exercise of stock options during the six months ended June 30, 2007.

The Company has a dividend reinvestment plan, whereby the Company buys shares of its common stock in the open market or issues new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity, continued

payment date. Dividend reinvestment plan activity for the six months ended June 30, 2008 and 2007, was as follows:

	For the Six
	Months Ended
	June 30,
	2008	2007
(in millions, except per share amounts)

Shares issued	0.2	0.3
Average price per share	$19.49	$30.23

Shares purchased by Plan Agent for shareholders	0.3	—
Average price per share	$14.14	—

Note 7. Earnings Per Common Share

Earnings per common share for the three and six months ended June 30, 2008 and 2007, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(in millions, except per share amounts)

Net increase (decrease) in net assets resulting from operations	$(102.2)	$89.2	$(142.9)	$222.2

Weighted average common shares outstanding — basic	173.0	152.4	167.2	150.9
Dilutive options outstanding	—	3.7	—	3.5

Weighted average common shares outstanding — diluted	173.0	156.1	167.2	154.4

Basic earnings (loss) per common share	$(0.59)	$0.59	$(0.85)	$1.47

Diluted earnings (loss) per common share	$(0.59)	$0.57	$(0.85)	$1.44

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

For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year to eligible officers as long as the recipient remains employed by the Company, rather than contributed to a deferred compensation plan and invested in shares of the Company’s common stock. If a recipient terminates employment during the year, any remaining cash payments under the IPA would be forfeited.

The IPA expense for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

IPA	$2.2	$2.4	$4.6	$4.9
IPA mark to market expense (benefit)	—	2.4	(4.1)	(1.6)

Total IPA expense	$2.2	$4.8	$0.5	$3.3

The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For both the three months ended June 30, 2008 and 2007, the IPB expense was $2.6 million. For the six months ended June 30, 2008 and 2007, the IPB expense was $4.3 million and $4.6 million, respectively. The IPA and IPB expenses are included in employee expenses.

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

At June 30, 2008, and December 31, 2007, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 4.7 million and 10.7 million, respectively.

Information with respect to options granted, exercised and forfeited under the Option Plan for the six months ended June 30, 2008, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	June 30,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2008(1)

Options outstanding at January 1, 2008	18.5	$28.36
Granted	7.5	$22.75
Exercised	—	$—
Forfeited/cancelled	(1.5)	$27.42

Options outstanding at June 30, 2008	24.5	$26.69	6.05	$—

Exercisable at June 30, 2008(2)	15.4	$28.11	5.82	$—

Exercisable and expected to be exercisable at June 30, 2008(3)	23.1	$26.89	6.02	$—

(1)	Represents the difference between the market value of the options at June 30, 2008, and the cost for the option holders to exercise the options.

(2)	Represents vested options.

(3)	The amount of options expected to be exercisable at June 30, 2008, is calculated based on an estimate of expected forfeitures, which do not include the effect of any forfeitures that may result from the headcount reductions in the third quarter of 2008.

During the six months ended June 30, 2007, 6.4 million options were granted, 0.5 million options were exercised and 0.5 million options were forfeited/cancelled.

The fair value of the shares vested during the six months ended June 30, 2008 and 2007, was $13.5 million and $21.4 million, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2007, was $2.4 million. There were no options exercised during the six months ended June 30, 2008.

Note 10. Dividends and Distributions and Taxes

The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share for both the first and second quarters of 2008 and $0.63 and $0.64 per common share for the first and second quarters of 2007, respectively. These dividends totaled $224.2 million and $193.4 million for

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

the six months ended June 30, 2008 and 2007, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006, which was paid to shareholders on January 19, 2007.

The Company’s Board of Directors also declared a dividend of $0.65 per common share for the third quarter of 2008 and a dividend of $0.65 per share for the fourth quarter of 2008.

At December 31, 2007, the Company had estimated excess taxable income of $403.1 million available for distribution to shareholders in 2008. Estimated excess taxable income for 2007 represents approximately $50.0 million of ordinary income and approximately $353.1 million of net long-term capital gains. The excess taxable income for 2007 is an estimate and will not be finally determined until the Company files its 2007 tax return in September 2008.

Dividends paid in 2008 will first be paid out of the excess taxable income carried over from 2007. For the first and second quarters of 2008, the Company paid dividends of $224.2 million. The remainder of 2007 estimated excess taxable income to be distributed during the second half of 2008 is $178.9 million. In accordance with regulated investment company distribution rules, the Company must declare current year dividends to be paid from carried over excess taxable income from 2007 before the Company files its 2007 tax return in September 2008, and the Company must pay such dividends by December 31, 2008. To comply with these rules, on July 8, 2008, the Company’s Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2008. The third quarter dividend will be paid on September 26, 2008, and the fourth quarter dividend will be paid on December 26, 2008. A substantial portion of the 2008 dividend payments will be made from excess 2007 taxable earnings.

Given that a substantial portion of the 2008 dividend payments will be made from excess taxable income carried over from 2007, the Company currently expects to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. The Company has accrued an excise tax on the estimated excess taxable income earned for the respective periods. For the three and six months ended June 30, 2008, the Company recorded an excise tax of $1.9 million and $4.2 million, respectively. For the three and six months ended June 30, 2007, the Company recorded an excise tax of $4.0 million and $7.6 million, respectively.

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

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended June 30, 2008 and 2007, AC Corp’s income tax expense was $2.2 million and $1.5 million, respectively, and for the six months ended June 30, 2008 and 2007, income tax expense was $1.9 million and income tax benefit was $2.7 million, respectively.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $77.1 million and $61.9 million for the six months ended June 30, 2008 and 2007, respectively. The Company paid income taxes, including excise taxes, (net of refunds) of $13.0 million and $20.2 million for the six months ended June 30, 2008 and 2007, respectively.

Non-cash operating activities for the six months ended June 30, 2008 and 2007, totaled $99.7 million and $29.0 million, respectively. Non-cash operating activity included the exchange of existing debt securities and accrued interest for new debt and equity securities.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million and $8.3 million for the six months ended June 30, 2008 and 2007, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Six Months Ended		Year Ended
	June 30,		December 31,
	2008(1)	2007	2007

Per Common Share Data
Net asset value, beginning of period	$17.54	$19.12	$19.12

Net investment income(2)	0.80	0.42	0.91
Net realized gains (losses)(2)(3)	(0.09)	0.66	1.74

Net investment income plus net realized gains(2)	0.71	1.08	2.65
Net change in unrealized appreciation or depreciation(2)(3)	(1.56)	0.36	(1.66)

Net increase (decrease) in net assets resulting from operations(2)	(0.85)	1.44	0.99

Net decrease in net assets from shareholder distributions	(1.30)	(1.27)	(2.64)
Net increase in net assets from capital share transactions(2)(4)	0.54	0.30	0.41
Decrease in net assets from cash portion of the option cancellation payment(2)(6)	—	—	(0.34)

Net asset value, end of period	$15.93	$19.59	$17.54

Market value, end of period	$13.89	$30.96	$21.50
Total return(5)	(30.3)%	(1.2)%	(27.6)%

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,845.8	$2,991.1	$2,771.8
Common shares outstanding at end of period	178.7	152.7	158.0
Diluted weighted average common shares outstanding	167.2	154.4	154.7
Employee, employee stock option and administrative expenses/average net assets(7)	2.34%	3.11%	6.10%
Total operating expenses/average net assets(7)	4.97%	5.31%	10.70%
Income tax expense (benefit), including excise tax/average net assets(7)	0.22%	0.17%	0.47%
Net investment income/average net assets(7)	4.74%	2.20%	4.91%
Net increase (decrease) in net assets resulting from operations/average net assets(7)	(5.08)%	7.57%	5.34%
Portfolio turnover rate(7)	12.81%	14.68%	26.84%
Average debt outstanding	$2,126.2	$1,903.6	$1,924.2
Average debt per share(2)	$12.71	$12.33	$12.44

(1)	The results for six months ended June 30, 2008, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Excludes capital share transactions related to the cash portion of the option cancellation payment.
(5)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(6)	On July 18, 2007, the Company completed a tender offer, which resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of unregistered shares of the Company’s common stock.
(7)	The ratios for the six months ended June 30, 2008 and 2007, do not represent annualized results.

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

On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. On October 5, 2007, Rena Nadoff sent a letter to the Company’s Board of Directors with substantially the same claims and a request that the Board of Directors investigate the claims and take appropriate action. The Board of Directors subsequently established a committee, which is advised by its own counsel, to review the matter. The Board’s committee concluded its review of the matter and recommended that the Board not take any further action with respect to Ms. Nadoff’s claims. After discussing the matter, the Board accepted the recommendation.

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

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of June 30, 2008, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

Washington, D.C.
August 7, 2008

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$—	$861	$(87)	$774
(Private Equity Fund)

Alaris Consulting, LLC	Senior Loan(5)			—	—	—	—
(Business Services)	Equity Interests			—	1,549	(1,549)	—

AllBridge Financial, LLC	Equity Interests			7,800	19,800	(5,462)	22,138
(Asset Management)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			32,811	1,545	—	34,356
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			1,633	—	(677)	956
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			2,557	—	(2,400)	157
(Business Services)	Common Stock			370	520	—	890

Aviation Properties Corporation	Common Stock			—	3	(3)	—
(Business Services)

Border Foods, Inc.	Senior Loan	$108		—	22,543	(716)	21,827
(Consumer Products)	Senior Loan(5)			—	14,149	—	14,149
	Preferred Stock			4,648	—	(53)	4,595
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)		$132	3,035	1,225	(3,068)	1,192
(Asset Management)	Equity Interests			3,559	2	(3,561)	—

Callidus Capital Corporation	Senior Loan	49		—	1,500	—	1,500
(Asset Management)	Subordinated Debt	782		6,871	4,632	(2,150)	9,353
	Common Stock	3,000		44,587	—	(4,456)	40,131

Ciena Capital LLC	Class A Equity
(Financial Services)	Interests(5)			68,609	—	(68,600)	9
	Class B Equity Interests			—	—	—	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	25		679	1	—	680
(Business Services)	Unitranche Debt	3,134		50,597	667	—	51,264
	Subordinated Debt	668		8,049	366	—	8,415
	Common Stock	27		12,726	3,461	—	16,187

Coverall North America, Inc.	Unitranche Debt	1,992		34,923	27	(3,019)	31,931
(Business Services)	Subordinated Debt	429		5,979	4	(437)	5,546
	Common Stock			27,597	—	(7,647)	19,950

CR Holding, Inc.	Subordinated Debt	3,274		40,812	709	(3,006)	38,515
(Consumer Products)	Common Stock			40,934	—	(13,878)	27,056

Crescent Equity Corp.	Senior Loan	22		433	11	—	444
(Business Services/	Subordinated Debt	1,778		42,977	939	(12,486)	31,430
Broadcasting & Cable)	Subordinated Debt(5)			1,583	150	(149)	1,584
	Common Stock	36		83,453	6,290	(65,876)	23,867

Direct Capital Corporation	Subordinated Debt	3,732		39,030	15,216	(2,965)	51,281
(Financial Services)	Common Stock			6,906	6,744	(2,644)	11,006

Financial Pacific Company	Subordinated Debt	6,013		72,850	712	(5,314)	68,248
(Financial Services)	Preferred Stock	1,281		19,330	—	(4,742)	14,588
	Common Stock			38,544	—	(38,544)	—

ForeSite Towers, LLC	Equity Interest			878	—	(119)	759
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,822	—	(472)	1,350
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			—	29,662	(2,340)	27,322
(Retail)	Common Stock			—	5,151	(5,151)	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Hot Stuff Foods, LLC	Senior Loan	$1,789		$50,752	$2,589	$(220)	$53,121
(Consumer Products)	Subordinated Debt	1,584		29,907	1,330	(24,107)	7,130
	Subordinated Debt(5)			1,337	—	(1,337)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	4,306		59,618	884	(4,355)	56,147
(Retail)	Common Stock			44,154	—	(11,487)	32,667

IAT Equity, LLC and Affiliates	Subordinated Debt	9		—	6,000	—	6,000
d/b/a Industrial Air Tool	Common Stock			—	7,500	(2,281)	5,219
(Industrial Products)

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			320	1	—	321

Insight Pharmaceuticals	Subordinated Debt	4,363		45,041	1,541	(1,297)	45,285
Corporation	Subordinated Debt(5)			16,796	343	—	17,139
(Consumer Products)	Preferred Stock			1,462	4,300	—	5,762
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt(5)			1,563	—	(815)	748
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.(8)	Class E Notes	786		—	21,983	(1,192)	20,791
(CLO)	Income Notes	1,519		—	32,505	(2,201)	30,304

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	93		—	16,000	—	16,000
(CLO)	Class D Notes	64		—	10,000	—	10,000
	Class E Notes	83		—	13,116	—	13,116
	Income Notes	225		—	24,441	—	24,441

Legacy Partners Group, Inc.	Senior Loan(5)			3,843	—	(3,000)	843
(Business Services)	Equity Interests			1,332	—	(34)	1,298

Litterer Beteiligungs-GmbH	Subordinated Debt	30		772	56	(828)	—
(Business Services)	Equity Interest			700	1,110	(1,810)	—

MHF Logistical Solutions, Inc.(7)	Subordinated Debt(5)			—	14,329	(8,412)	5,917
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

MVL Group, Inc.	Senior Loan	1,842		30,639	12	—	30,651
(Business Services)	Subordinated Debt	3,046		39,943	591	—	40,534
	Common Stock			4,949	—	(4,949)	—

Old Orchard Brands, LLC	Subordinated Debt	1,688		19,544	382	(1,428)	18,498
(Consumer Products)	Equity Interests			25,419	3,131	(2,910)	25,640

Penn Detroit Diesel Allison, LLC	Subordinated Debt	2,913		39,180	996	(2,883)	37,293
(Business Services)	Equity Interests			37,965	13	(5,455)	32,523

Powell Plant Farms, Inc.	Senior Loan			1,534	—	(1,534)	—
(Consumer Products)

Service Champ, Inc.	Subordinated Debt	2,137		28,351	366	(2,083)	26,634
(Business Services)	Common Stock			26,292	1,504	(1,877)	25,919

Staffing Partners Holding	Subordinated Debt			223	286	(509)	—
Company, Inc.
(Business Services)

Startec Equity, LLC	Equity Interests			430	16	(56)	390
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan(5)			35,229	4,865	(40,094)	—
(Retail)	Preferred Stock			—	950	(950)	—
	Common Stock			—	50	(50)	—

Unitranche Fund LLC	Subordinated Certificates	1,641		744	93,821	—	94,565
(Private Debt Fund)	Equity Interests			1	—	—	1

Worldwide Express Operations, LLC	Subordinated Debt	204		2,670	146	(212)	2,604
(Business Services)	Equity Interests	796		21,516	—	(3,297)	18,219
	Warrants			272	—	(42)	230

Total companies more than 25% owned		$55,468		$1,279,080			$1,289,400

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$1,368		$20,645	$364	—	$21,009
(Business Services)	Equity Interests			1,100	—	$(25)	1,075
	Option			—	25	—	25

Advantage Sales &
Marketing, Inc.	Subordinated Debt	9,500		154,854	2,154	—	157,008
(Business Services)	Equity Interests			10,973	1,227	—	12,200

Air Medical Group Holdings LLC	Senior Loan	119		2,980	6,056	(4,930)	4,106
(Healthcare Services)	Equity Interests	1,010		10,800	—	(1,600)	9,200

Alpine ESP Holdings, Inc.	Preferred Stock	169		749	—	(749)	—
(Business Services)	Common Stock			262	1	(263)	—

Amerex Group, LLC	Subordinated Debt	477		8,400	—	(611)	7,789
(Consumer Products)	Equity Interests	2,349		13,713	233	—	13,946

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			11,467	48	(43)	11,472
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	1,847		24,798	887	—	25,685
(Industrial Products)	Common Stock			4,190	1,709	(799)	5,100

BI Incorporated	Subordinated Debt	2,099		30,499	422	—	30,921
(Business Services)	Common Stock			7,382	367	(549)	7,200

Creative Group, Inc.	Subordinated Debt(5)			6,197	8,877	(15,074)	—
(Business Services)	Common Stock			—	—	—	—
	Warrant			—	—	—	—

Drew Foam Companies, Inc.	Preferred Stock			396	—	(225)	171
(Business Services)	Common Stock			—	1	(1)	—

Hilden America, Inc.	Common Stock			—	454	(154)	300
(Consumer Products)

MedBridge Healthcare, LLC(7)	Senior Loan(5)		$164	7,164	—	(221)	6,943
(Healthcare Services)	Subordinated Debt(5)		31	2,406	—	(1,465)	941
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	9	(9)	—

MHF Logistical Solutions, Inc.	Subordinated Debt(5)			9,280	—	(9,280)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	900		19,704	79	(16,716)	3,067
(Business Services)	Equity Interests			940	435	(274)	1,101

Progressive International
Corporation	Subordinated Debt	131		1,545	40	(1,585)	—
(Consumer Products)	Preferred Stock			1,038	42	—	1,080
	Common Stock			4,900	900	—	5,800
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	1		—	—	—	—
(Healthcare Services)	Unitranche Debt	666		11,941	373	(1,099)	11,215
	Equity Interests	25		1,681	4	(242)	1,443

SGT India Private Limited	Common Stock			3,075	18	(1,155)	1,938
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	988		13,744	2,006	(5,000)	10,750
(Healthcare Services)	Equity Interests	74		2,686	10	(405)	2,291

Universal Environmental	Equity Interests			—	249	(249)	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned		$21,723		$389,509			$353,776

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of June 30, 2008.
(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at June 30, 2008, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.
(7)	In the first quarter of 2008, the Company exercised its option to acquire a majority of the voting securities of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies more than 25% owned in the first quarter of 2008. At December 31, 2007, the Company’s investment in MHF was included in the companies 5% to 25% owned category.
(8)	On March 31, 2008, the Company assumed the management of Knightsbridge CLO 2007-1. Therefore, this investment was reclassified to companies more than 25% owned. At December 31, 2007, this investment was included in the companies 5% to 25% owned category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio composition at June 30, 2008 and 2007, and December 31, 2007, was as follows:

	June 30,		December 31,
	2008	2007	2007

Private finance	98%	97%	97%
Commercial real estate finance	2%	3%	3%

Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax. Interest income primarily results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of new investments and repayments in the interest-bearing investment portfolio, and the amount of loans and debt securities for which interest is not accruing. The level of fee income is primarily related to the level of new investment activity and the level of fees earned from portfolio companies and managed funds. The level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and our ability to secure debt and equity capital for our investment activities.

The capital markets for financial services companies, including business development companies (BDCs) like Allied Capital, have been challenging and volatile and the sector has seen declining stock prices. Dividend yields for BDCs are at record highs, which currently results in a higher cost of public equity capital for us. Given the higher cost of equity capital, we have been focused on selling and refinancing lower return assets in our portfolio so that we can free up capital to redeploy it into what we believe to be higher return investments. Reinvesting capital does not necessarily grow our portfolio in size, but it does provide the opportunity to potentially improve our return on invested capital.

In addition to investing for our own portfolio, we have invested in funds that are managed or co-managed by us that are complementary to our business of investing in middle market companies. Through managed funds, we have the opportunity to invest in the funds and earn returns from those investments, to earn fees on the funds under management and to co-invest alongside these funds, thereby expanding our investment capital base. At June 30, 2008, we had approximately $5 billion in committed private investment capital under our management, which includes the Unitranche Fund LLC, the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and AGILE Fund I, LLC (collectively, the “Managed Funds”). See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and capital committed to our Managed Funds, we have approximately $10 billion in managed capital.

In addition to the funds we already manage or co-manage, we are pursuing additional managed fund opportunities. These potential funds are focused on all levels of a middle market company’s capital structure, from senior debt through equity capital. By growing our privately managed capital base, we are seeking to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities. There can be no assurance that these new fund raising initiatives will result in additional funds under management.

We are also interested in expanding our origination platform through acquisitions, including acquisitions of other platforms, portfolios or financial services companies, including other business development companies.

Given the current higher cost of our equity capital, in addition to recycling lower-yielding assets and pursuing managed funds to expand our managed capital base, we have been analyzing the efficiency of our business operations to identify cost savings. As a result of this analysis, we believe that we can reduce costs by working more efficiently without limiting our investment capacity or portfolio oversight. We will consolidate our investment execution activities to our headquarters in Washington, DC and our office in New York in an effort to maximize our efficiencies; we will continue to maintain our Los Angeles and Chicago offices for business development activities. As we transition and consolidate our operations, we will be reducing our headcount by approximately 30 employees in the third quarter of 2008. See “Results of Operations — Operating Expenses” for a discussion of the impact of this staff reduction on employee compensation expense. While we have currently identified certain cost savings, we do not expect to have cost savings where we see opportunities to grow our business, for example in our asset management activities.

Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income available for distribution as dividends to our shareholders. See “Other Matters” and “Dividends and Distributions” below.

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

	At and for the		At and for the		At and for the
	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
($ in millions)	2008	2007	2008	2007	2007

Portfolio at value	$4,497.6	$4,471.1	$4,497.6	$4,471.1	$4,780.5
Investments funded	$318.9	$488.9	$594.0	$659.1	$1,846.0
Payment-in-kind interest and dividends, net of cash collections	$11.1	$1.1	$24.5	$6.6	$12.0
Principal collections related to investment repayments or sales	$332.8	$499.9	$597.6	$735.4	$1,211.6
Yield on interest-bearing portfolio investments(1)	12.7%	11.6%	12.7%	11.6%	12.1%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest (LIBOR plus 7.5%) on the subordinated certificates in the Unitranche Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

									At and for
	At and for the Three Months				At and for the Six Months				the Year Ended
	Ended June 30,				Ended June 30,				December 31
	2008		2007		2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$330.9	6.4%	$335.2	7.4%	$330.9	6.4%	$335.2	7.4%	$344.3	7.7%
Unitranche debt	627.6	12.2%	681.4	11.4%	627.6	12.2%	681.4	11.4%	653.9	11.5%
Subordinated debt	2,292.0	13.7%	1,966.8	12.5%	2,292.0	13.7%	1,966.8	12.5%	2,416.4	12.8%

Total loans and debt securities	3,250.5	12.6%	2,983.4	11.7%	3,250.5	12.6%	2,983.4	11.7%	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(2)	232.6	16.0%	111.3	14.0%	232.6	16.0%	111.3	14.0%	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(2)	94.6	10.2%	—		94.6	10.2%	—		0.7	12.4%
Other equity securities	813.1		1,253.6		813.1		1,253.6		1,041.0

Total equity securities	1,140.3		1,364.9		1,140.3		1,364.9		1,244.7

Total portfolio	$4,390.8		$4,348.3		$4,390.8		$4,348.3		$4,659.3

Investments funded	$317.2		$473.6		$591.8		$643.7		$1,828.0
Payment-in-kind interest and dividends, net of cash collections	$11.1		$0.9		$24.3		$6.2		$12.7
Principal collections related to investment repayments or sales(3)	$324.5		$481.9		$580.9		$717.0		$1,188.2

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date. See “Results of Operations — Total Interest and Related Portfolio Income” below for discussion of the portfolio yield.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Unitranche Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes collections from the sale or repayment of senior loans totaling $124.2 million, $236.2 million, and $393.4 million for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007, respectively.

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

We may also invest in funds that are managed or co-managed by us that are complementary to our business of investing in middle market companies, such as the Managed Funds discussed below. Investments in funds may provide current interest and related portfolio income, including management fees.

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007, consisted of the following:

	For the Six Months Ended June 30, 2008
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$111.8		7.0%	$11.6	6.1%	$123.4	6.9%
Unitranche debt(2)	14.8		10.5%	0.5	6.6%	15.3	10.4%
Subordinated debt	240.7	(3)	12.6%	31.3	14.2%	272.0	12.8%

Total loans and debt securities	367.3		10.8%	43.4	12.0%	410.7	10.9%
Preferred shares/income notes of CLOs(4)	27.2		17.8%	—		27.2	17.8%
Subordinated certificates in Unitranche Fund LLC	93.8		10.9%	—		93.8	10.9%
Equity	29.5			30.6		60.1

Total	$517.8			$74.0		$591.8

	For the Six Months Ended June 30, 2007
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$177.0		10.2%	$40.0	9.4%	$217.0	10.0%
Unitranche debt(2)	57.1		10.7%	—	—	57.1	10.7%
Subordinated debt	114.4		12.5%	103.2	10.9%	217.6	11.8%

Total loans and debt securities	348.5		11.0%	143.2	10.5%	491.7	10.9%
Preferred shares/income notes on CLOs(4)	17.2		14.8%	—		17.2	14.8%
Equity	81.9	(5)		52.9		134.8

Total	$447.6			$196.1		$643.7

	For the Year Ended December 31, 2007
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$249.0		9.2%	$63.1	8.8%	$312.1	9.1%
Unitranche debt(2)	109.1		10.8%	74.9	13.0%	184.0	11.7%
Subordinated debt	719.4	(3)	12.8%	197.6	12.1%	917.0	12.6%

Total loans and debt securities	1,077.5		11.7%	335.6	11.7%	1,413.1	11.7%
Preferred shares/income notes of CLOs(4)	116.2		16.4%	—		116.2	16.4%
Subordinated certificates in Unitranche Fund LLC	0.7		12.4%	—		0.7	12.4%
Equity	152.0	(5)		146.0		298.0

Total	$1,346.4			$481.6		$1,828.0

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities, divided by (b) total loans and debt securities funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(3)	Subordinated debt investments for the six months ended June 30, 2008, and year ended December 31, 2007, included $41.1 million and $45.3 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by us or by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(4)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(5)	Equity investments for the six months ended June 30, 2007, and for the year ended December 31, 2007, included $19.1 million and $31.8 million, respectively, invested in the Allied Capital Senior Debt Fund, L.P. See “Managed Funds” below.

For the six months ended June 30, 2008, we made private finance investments totaling $591.8 million. Our focus in 2008 has generally been on higher return junior capital investments. Senior loans funded by us are generally funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. Investments in unitranche debt have been lower than historical fundings as a result of the establishment of the Unitranche Fund LLC (Unitranche Fund) in the fourth quarter of 2007. Unitranche loans sourced by us are generally referred to the Unitranche Fund. In the first half of 2008, we invested $93.8 million in the Unitranche Fund, which supported its closing of six investments totaling $530 million. The 10.9% yield on the Unitranche Fund represents the contractual coupon (LIBOR plus 7.5%) earned on the subordinated certificates and excludes any return from potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. We currently estimate that the aggregate internal rate of return on our investment in the Unitranche Fund may be in the mid-teens to low twenty percent. However, there can be no assurance that such returns will be achieved. See “Managed Funds — Unitranche Fund LLC” below.

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

We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans underwritten or arranged by us may be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, or funds managed by Callidus or by us, including the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd. and Knightsbridge CLO 2008-1 Ltd. (discussed below). After completion of loan sales, we may retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.

We are currently focused on selling or encouraging the recapitalization or refinancing of some of our lower yielding debt investments. We may offer to sell loans or debt securities to one or more of our Managed Funds and portfolio companies may refinance their debt through a Managed Fund. See “Managed Funds” below. Principal collections related to investment repayments or sales were $580.9 million for the six months ended June 30, 2008, which included $294.0 million sold to Managed Funds.

Outstanding Investment Commitments.  At June 30, 2008, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$7.7	$11.8	$116.1	$135.6	(2)
Unitranche debt	3.0	—	36.9	39.9
Subordinated debt	25.1	4.3	6.0	35.4

Total loans and debt securities	35.8	16.1	159.0	210.9
Unitranche Fund(3)	430.4	—	—	430.4
Equity securities	85.3	10.9	49.7	145.9	(4)

Total	$551.5	$27.0	$208.7	$787.2

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 80% (subject to dilution) of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
($ in millions)	Amount	Drawn	to be Drawn

Revolving line of credit for working capital	$4.0	$1.6	$2.4
Subordinated debt to support warehouse facilities & warehousing activities(*)	18.0	1.9	16.1

Total	$22.0	$3.5	$18.5

(*)	Callidus has a synthetic credit facility with a third party for up to approximately $0.4 million. We have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support this facility.

(2)	Includes $135.3 million in the form of revolving senior debt facilities to 32 companies.

(3)	Represents our commitment to the Unitranche Fund LLC (see discussion below), which we estimate will be funded over a two to three year period as investments are made by the Unitranche Fund.

(4)	Includes $59.5 million to 12 private equity and venture capital funds, including $3.9 million in co-investment commitments to one private equity fund.

In addition to these outstanding investment commitments at June 30, 2008, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources.”

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both June 30, 2008, and December 31, 2007, we had investments in eleven CLO issuances and one CDO bond, which totaled as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$131.9	$128.1	12.7%	$90.7	$89.9	13.3%
Preferred shares/income notes of CLOs	247.7	232.6	16.0%	218.3	203.0	14.6%

Total	$379.6	$360.7		$309.0	$292.9

Percentage of total assets		7.3%			5.6%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value.
The market yield used in the valuation of the CLO/CDO Assets may be different than the yields shown above. See discussion below.

(2)	Included in private finance subordinated debt above.

The CLO and CDO issuances in which we have invested are primarily invested in senior corporate loans. Certain of these funds are managed by Callidus Capital, our portfolio company, and certain of these funds are managed by us through a wholly-owned subsidiary. See also Note 3, “Portfolio” from our Notes to the Consolidated Financial Statements included in Item 1.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both June 30, 2008, and December 31, 2007, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At June 30, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 618 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$278.6	$288.5
Syndicated loans	4,437.1	4,122.7
Cash(1)	47.3	104.4

Total underlying collateral assets(2)	$4,763.0	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At June 30, 2008, and December 31, 2007, the total face value of defaulted obligations was $85.0 million and $18.4 million, respectively, or approximately 1.8% and 0.4%, respectively, of the total underlying collateral assets.

Beginning in the third quarter of 2007 through the first quarter of 2008, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased, the fair value of certain of our investments in these assets decreased. In the second quarter of 2008, market yields for CLO securities began to decrease slightly from the first quarter 2008 levels. At June 30, 2008, the market yields used to value our preferred shares/income notes were 20% to 22%, as compared to 22% to 23% at March 31, 2008. Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2008, included a net increase of $8.4 million and a net decrease of $2.8 million, respectively, related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2007 and in the first two quarters of 2008. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

Ciena Capital LLC.  Ciena Capital LLC (Ciena) has provided loans to commercial real estate owners and operators. Ciena is also a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena is headquartered in New York, NY and maintains offices in other U.S. locations. We invested in Ciena in 2000.

At June 30, 2008, our investment in Ciena totaled $327.8 million at cost and $9.0 thousand at value, after the effect of unrealized depreciation of $327.8 million. See “Results of Operations, Valuation of Ciena Capital LLC” for a

discussion of the determination of the value of Ciena at June 30, 2008. At December 31, 2007, our investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included depreciation on our investment in Ciena of $68.6 million and $19.1 million for the six months ended June 30, 2008 and 2007, respectively. See “Results of Operations, Valuation of Ciena Capital LLC” below.

Total interest and related portfolio income earned from our investment in Ciena for the six months ended June 30, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Interest income on Class A equity interests	$—	$—
Fees and other income	—	2.8

Total interest and related portfolio income	$—	$2.8

In the fourth quarter of 2006, we placed our investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in Ciena for the six months ended June 30, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $2.8 million for the six months ended June 30, 2007, which were included in fees and other income. These fees were $5.4 million for the year ended December 31, 2007. Ciena has not yet paid the $5.4 million in such fees earned by us during 2007, and at June 30, 2008, and December 31, 2007, such fees were included as a receivable in other assets. We considered this outstanding receivable in our valuation of Ciena at June 30, 2008, and December 31, 2007. We did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the six months ended June 30, 2008.

We guarantee Ciena’s revolving credit facility that matures in March 2009. On January 30, 2008, Ciena completed an amendment of the terms of its revolving credit facility, which reduced the level of commitments from the lenders under the facility, increased our unconditional guaranty, and, among other things, amended certain financial and other covenants. Ciena had commitments from the lenders under the facility of $400 million at June 30, 2008, with reductions in total commitments to $375 million at July 31, 2008, and to $325 million by December 31, 2008. Under the amended facility, our unconditional guarantee increased from 60% to 100% of the total obligations under this facility (consisting of principal, letters of credit issued under the facility, accrued interest, and other fees). The guaranty of the Ciena revolving credit facility can be called by the lenders in the event of a default, which includes the occurrence of any event of default under our revolving credit facility, subject to grace periods in certain cases. The terms of the facility and guaranty prohibit cash payments from Ciena to us, including payments for interest, guarantee fees, management fees, and dividends. At June 30, 2008, the principal amount outstanding on Ciena’s revolving credit facility was $332.0 million and letters of credit issued under the facility were $2.0 million. The total obligation guaranteed by us at June 30, 2008, was $336.3 million.

At June 30, 2008, we had provided standby letters of credit totaling $104.1 million in connection with term securitization transactions completed by Ciena.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity, including loan originations under the SBA’s 7(a) Guaranteed Loan Program. Ciena continues to reposition its business. However, there is an inherent risk in this repositioning and we continue to work with Ciena on restructuring. Ciena maintains two non-recourse securitization warehouse facilities, both of which have matured. Ciena is currently working with the warehouse providers. There is no assurance that Ciena will be able to refinance these facilities in the loan securitization market. We have issued performance guaranties whereby we have agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena remains a preferred lender in the SBA 7(a) Guaranteed Loan Program and retains the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA and an escrow agent in which Ciena has deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. During the term of the agreement, any loans originated by Ciena that will be sold into the secondary market or loans that default after having been sold into the secondary market will be reviewed by an independent third party selected by the SBA prior to the sale of such loans into the secondary market or prior to reimbursement by the SBA for loans repurchased by Ciena. Ciena and the SBA are currently in disagreement regarding the operation of this agreement, particularly regarding the repurchase obligations of defaulted loans that are subject to third party review. Ciena is currently working with the SBA to try to resolve their differences with respect to this agreement. Ciena remains subject to SBA rules and regulations and as a result may be required to make additional payments to the SBA in the ordinary course of business.

To reduce outstanding borrowings under its credit facilities and to reposition its loan portfolio, Ciena has sold certain loans. In the future, Ciena may seek to sell additional loans, including loans from its SBA 7(a) portfolio. Under SBA rules and regulations, sales involving the SBA 7(a) portfolio generally require advance approval by the SBA.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s current regulatory issues, ongoing investigations, litigation, and the repositioning of its business in performing the valuation of Ciena at June 30, 2008. See “Results of Operations — Valuation of Ciena Capital LLC” below. We are monitoring the situation.

Mercury Air Centers, Inc.  At June 30, 2007, our investment in Mercury Air Centers, Inc. (Mercury) totaled $85.3 million at cost and $320.1 million at value, which included unrealized appreciation of $234.8 million. In April 2004, we completed the purchase of a majority ownership in Mercury.

In August 2007, we completed the sale of our majority equity interest in Mercury. For the year ended December 31, 2007, we realized a gain of $262.4 million, subject to post-closing adjustments. In the second quarter of 2008, we realized an additional gain of $2.6 million resulting from these post-closing adjustments. In addition, we were repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

Total interest and related portfolio income earned from our investment in Mercury for the six months ended June 30, 2007, was as follows:

($ in millions)	2007

Interest income	$4.1
Fees and other income	0.2

Total interest and related portfolio income	$4.3

Net change in unrealized appreciation or depreciation for the six months ended June 30, 2007, included an increase in unrealized appreciation totaling $74.9 million related to our investment in Mercury.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

									At and for the
	At and for the				At and for the				Year Ended
	Three Months Ended June 30,				Six Months Ended June 30,				December 31,
	2008		2007		2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$47.4	7.8%	$68.7	6.6%	$47.4	7.8%	$68.7	6.6%	$65.4	6.8%
Real estate owned	27.2		20.4		27.2		20.4		21.3
Equity interests	32.2		33.7		32.2		33.7		34.5

Total portfolio	$106.8		$122.8		$106.8		$122.8		$121.2

Investments funded	$1.7		$15.3		$2.2		$15.4		$18.0
Payment-in-kind interest, net of cash collections	$—		$0.2		$0.2		$0.4		$(0.7)
Principal collections related to investment repayments or sales	$8.3		$18.0		$16.7		$18.4		$23.4

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At June 30, 2008, we had outstanding funding commitments related to the commercial real estate portfolio of $38.4 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.5 million.

Managed Funds

We manage funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the Managed Funds). As of June 30, 2008, the funds that we manage had total committed capital of approximately $5 billion and total assets of approximately $1.9 billion. During 2007, we established the Unitranche Fund LLC and the Allied Capital Senior Debt Fund, L.P. In the first quarter of 2008, we formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd. In the second quarter of 2008, we formed Knightsbridge CLO 2008-1 Ltd. Our responsibilities to the Managed Funds may include origination, underwriting, and portfolio monitoring and development services consistent with the activities that we perform for our portfolio. Each of the Managed Funds may separately invest in the debt or equity of a company depending on each fund’s investment strategy and other factors. Our portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by investment funds managed by us or one of our affiliates. See “Risk Factors — There are potential conflicts of interest between us and the funds managed by us” under Item 1A.

Unitranche Fund LLC.  In December 2007, we formed the Unitranche Fund LLC (Unitranche Fund), which we co-manage with an affiliate of General Electric Capital Corporation (GE). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with EBITDA of at least $15 million. The Unitranche Fund may invest up to $270 million in a single borrower. For financing needs greater than $270 million, we and GE may jointly underwrite additional financing for a total unitranche financing of up to $500 million. Allied Capital, GE and the Unitranche Fund may co-invest in a single borrower, with the Unitranche Fund holding at least a majority of the issuance. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and we have committed $525.0 million of subordinated certificates. The Unitranche Fund is capitalized as transactions are completed. At June 30, 2008, the Unitranche Fund had total assets of approximately $532 million, and our investment in the Unitranche Fund totaled $94.6 million at cost and at value.

The Unitranche Fund is governed by an investment committee with equal representation from Allied Capital and GE and both Allied Capital and GE provide origination, underwriting and portfolio management services to the Unitranche Fund and its affiliates. We earn a management and sourcing fee totaling 0.375% per annum of managed assets. In addition to the management and sourcing fee, we earn structuring fees on investments made by the Unitranche Fund. See “Results of Operations — Total Interest and Related Portfolio Income” below.

Allied Capital Senior Debt Fund, L.P.  The Allied Capital Senior Debt Fund, L.P. (ACSDF) is a private fund that generally invests in senior, unitranche and second lien debt. ACSDF has closed on $125 million in equity capital commitments and had total assets of $501 million at June 30, 2008. AC Corp, our wholly-owned subsidiary, is the investment manager and Callidus acts as special manager to ACSDF. A subsidiary of AC Corp is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp will earn a management fee of up to 2% per annum of the net asset value of ACSDF and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.

We are a special limited partner in ACSDF, which is a portfolio investment, and have committed and funded $31.8 million to ACSDF. At June 30, 2008, our investment in ACSDF totaled $31.8 million at cost and $34.4 million at value. As a special limited partner, we will earn an incentive allocation to the extent of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of our investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus our allocation of the net earnings of ACSDF, including the incentive allocation.

We may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from us. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, we sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. In the first half of 2008, we sold $72.3 million of seasoned assets with a weighted average yield of 9.2% to the warehouse financing vehicle. ACSDF also purchases loans from other third parties.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, we assumed, through a wholly-owned subsidiary, the management of Knightsbridge CLO 2007-1 Ltd. (Knightsbridge 2007), which invests primarily in middle market senior loans.

At June 30, 2008, Knightsbridge 2007 had total assets of approximately $520 million and our investment in this CLO totaled $55.9 million at cost and $51.1 million at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which will be paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus may assist us in the management of Knightsbridge 2007 and we may pay Callidus a portion of the management fee earned for this assistance.

We may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from us or from other third parties. During the first half of 2008, we sold loans totaling $64.9 million with a weighted average yield of 8.1% to Knightsbridge 2007.

Knightsbridge CLO 2008-1 Ltd.  In June 2008, we formed Knightsbridge 2008-1 Ltd. (Knightsbridge 2008). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. We manage Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans. We may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from us or from other third parties.

At June 30, 2008, Knightsbridge 2008 had total assets of approximately $214 million and our investment in this CLO totaled $63.6 million at cost and at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which will be paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus may assist us in the management of Knightsbridge 2008 and we may pay Callidus a portion of the management fee earned for this assistance.

AGILE Fund I, LLC.  In January 2008, we entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (Goldman Sachs).

As part of the investment agreement, we agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (AGILE), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008. The sale to AGILE included 13.7% of our equity investments in 23 of our buyout portfolio companies and 36 of our minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.5 million (subsequent to post-closing adjustments) and dividend income of $5.4 million. In addition, we sold approximately $63 million in debt investments, which represented 7.3% of our unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

We are the managing member of AGILE, and are entitled to an incentive allocation subject to certain performance benchmarks. We own the remaining interests in AGILE not held by Goldman Sachs. At June 30, 2008, AGILE had total assets of approximately $155 million and our investment in AGILE totaled $0.8 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by us and will have future opportunities to invest in our affiliates, or vehicles managed by them, and to coinvest alongside us in the future, subject to various terms and conditions.

As part of this transaction, we sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008, and resulted in a net realized loss of $7.0 million (subsequent to post-closing adjustments) for the six months ended June 30, 2008.

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

At June 30, 2008, and December 31, 2007, our portfolio was graded as follows:

	2008		2007
	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio
($ in millions)

1	$988.0	22.0%	$1,539.6	32.2%
2	3,161.0	70.3	2,915.7	61.0
3	270.7	6.0	122.5	2.6
4	31.0	0.7	157.2	3.3
5	46.9	1.0	45.5	0.9

	$4,497.6	100.0%	$4,780.5	100.0%

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

Total Grade 4 and 5 portfolio assets were $77.9 million and $202.7 million, respectively, or were 1.7% and 4.2%, respectively, of the total portfolio value at June 30, 2008, and December 31, 2007. Grade 4 and 5 assets include loans, debt securities, and equity securities. The decrease in total Grade 4 and 5 portfolio assets from December 31, 2007, to June 30, 2008, was primarily the result of additional unrealized depreciation on the assets classified as Grade 4 and 5. At June 30, 2008, and December 31, 2007, our Class A equity interests in Ciena, valued at $9.0 thousand and $68.6 million, respectively, were classified as Grade 5 and Grade 4, respectively, and our Class B and Class C equity interests, which had no value, were classified as Grade 5 at both periods. See “— Private Finance — Ciena Capital LLC” above.

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

At June 30, 2008, and December 31, 2007, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$33.0	$114.1
Companies 5% to 25% owned	0.9	11.7
Companies less than 5% owned	24.0	23.8
Commercial real estate finance	6.0	12.4
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	37.2	21.4
Companies 5% to 25% owned	7.0	13.4
Companies less than 5% owned	—	13.3
Commercial real estate finance	1.5	1.9

Total	$109.6	$212.0

Percentage of total portfolio	2.4%	4.4%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

Private finance non-accruals included our Class A equity interests in Ciena, which were $9.0 thousand or 0.0% of the total portfolio at value at June 30, 2008, and $68.6 million or 1.4% of the total portfolio at value at December 31, 2007. At June 30, 2008, and December 31, 2007, these Class A equity interests were classified as Grade 5 and Grade 4, respectively. See “— Private Finance — Ciena Capital LLC” above.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at June 30, 2008, and December 31, 2007, were as follows:

($ in millions)	2008	2007

Private finance	$22.2	$139.9
Commercial mortgage loans	1.5	9.2

Total	$23.7	$149.1

Percentage of total portfolio	0.5%	3.1%

Loans and debt securities over 90 days delinquent include our investment in the Class A equity interests of Ciena, which became over 90 days delinquent in the first quarter of 2007. At June 30, 2008, and December 31, 2007, the Class A equity interests were $9.0 thousand or 0.0% of the total portfolio at value and $68.6 million or 1.4% of the total portfolio at value, respectively. These equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Ciena Capital, LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $23.7 million and $149.1 million at June 30, 2008, and December 31, 2007, respectively.

PORTFOLIO RETURNS

Since our merger on December 31, 1997, through June 30, 2008, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 21% for private finance and real estate-related CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period and does not reflect any unrealized appreciation or depreciation on such investments prior to exit. For investments exited during this period, we invested capital totaling $4.8 billion. The weighted average holding period of these investments was 39 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 20% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 49 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.

OTHER ASSETS AND OTHER LIABILITIES

Other assets is primarily composed of fixed assets, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At June 30, 2008, and December 31, 2007, other assets totaled $133.9 million and $157.9 million, respectively. The decrease in other assets since year end 2007 was primarily the result of the March 2008 distribution of the assets held in deferred compensation trusts, which totaled $21.1 million at December 31, 2007.

Accounts payable and other liabilities is primarily composed of the liabilities related to accrued interest, bonus and taxes, including excise tax. At June 30, 2008, and December 31, 2007, accounts payable and other liabilities totaled $48.6 million and $153.3 million, respectively. The decrease in accounts payable and other liabilities since year end 2007 was primarily the result of the termination of the deferred compensation plans in March 2008, the liability for which totaled $52.5 million at December 31, 2007. In addition, accounts payable and other liabilities at December 31, 2007, were reduced by the payment of liabilities related to accrued 2007 bonuses of $40.1 million and excise tax of $16.0 million, offset by an increase in liabilities in 2008 related to accrued bonuses and excise tax totaling $10.7 million. Accrued interest payable fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

The following table summarizes our operating results for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
				Percent				Percent
(in thousands, except per share amounts)	2008	2007	Change	Change	2008	2007	Change	Change
	(unaudited)				(unaudited)

Interest and Related Portfolio Income:
Interest and dividends	$119,212	$102,814	$16,398	16%	$253,872	$204,797	$49,075	24%
Fees and other income	15,366	14,862	504	3%	25,650	20,831	4,819	23%

Total interest and related portfolio income	134,578	117,676	16,902	14%	279,522	225,628	53,894	24%

Expenses:
Interest	36,465	34,336	2,129	6%	74,025	64,624	9,401	15%
Employee	13,344	28,611	(15,267)	(53)%	35,996	50,539	(14,543)	(29)%
Employee stock options	3,859	9,519	(5,660)	(59)%	8,054	13,180	(5,126)	(39)%
Administrative	12,943	14,505	(1,562)	(11)%	21,962	27,729	(5,767)	(21)%

Total operating expenses	66,611	86,971	(20,360)	(23)%	140,037	156,072	(16,035)	(10)%

Net investment income before income taxes	67,967	30,705	37,262	121%	139,485	69,556	69,929	101%
Income tax expense (benefit), including excise tax	4,112	5,530	(1,418)	(26)%	6,081	4,881	1,200	25%

Net investment income	63,855	25,175	38,680	154%	133,404	64,675	68,729	106%

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)	(17,855)	74,879	(92,734)	*	(14,712)	102,545	(117,257)	*
Net change in unrealized appreciation or depreciation	(148,203)	(10,896)	(137,307)	*	(261,607)	55,024	(316,631)	*

Total net gains (losses)	(166,058)	63,983	(230,041)	*	(276,319)	157,569	(433,888)	*

Net income (loss)	$(102,203)	$89,158	$(191,361)	(215)%	$(142,915)	$222,244	$(365,159)	(164)%

Diluted earnings (loss) per common share	$(0.59)	$0.57	$(1.16)	(204)%	$(0.85)	$1.44	$(2.29)	(159)%

Weighted average common shares outstanding — diluted	172,968	156,051	16,917	11%	167,238	154,446	12,792	8%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three and six months ended June 30, 2008 and 2007, was composed of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Interest
Private finance loans and debt securities	$108.0	$93.5	$215.0	$186.4
Preferred shares/income notes of CLOs	7.9	3.4	15.5	7.1
Subordinated certificates in Unitranche Fund LLC	1.4	—	1.6	—
Commercial mortgage loans	1.0	2.5	2.2	3.8
Cash, U.S. Treasury bills, money market and other securities	0.7	3.4	2.5	6.2

Total interest	119.0	102.8	236.8	203.5
Dividends	0.2	—	17.1	1.3

Total interest and dividends	$119.2	$102.8	$253.9	$204.8

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period and the weighted average yield of these investments. The interest-bearing investments in the portfolio at value and the yield on these investments at June 30, 2008 and 2007, were as follows:

	2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$330.9	6.4%	$335.2	7.4%
Unitranche debt	627.6	12.2%	681.4	11.4%
Subordinated debt	2,292.0	13.7%	1,966.8	12.5%
Equity securities:
Preferred shares/ income notes of CLOs	232.6	16.0%	111.3	14.0%
Subordinated certificates in Unitranche Fund LLC	94.6	10.2%	—	—
Commercial real estate:
Commercial mortgage loans	47.4	7.8%	68.7	6.6%

Total interest-bearing investments	$3,625.1	12.7%	$3,163.4	11.6%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value.
The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value.
The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below.
The weighted average yields are computed as of the balance sheet date.

Our interest income has increased period over period primarily as a result of the growth in the interest-bearing portfolio and improved overall yield on these investments. Interest-bearing investments represented 81% as compared to 71% of the total portfolio at value at June 30, 2008 and 2007, respectively. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in value of interest-bearing investments and the mix of interest-bearing investments in the portfolio, including the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period.

Interest income also includes the effective interest yield on our investments in the preferred shares/income notes of CLOs. Interest income from these investments has increased period over period primarily as a result of the growth in these assets. The weighted average yield on the preferred shares/income notes of the CLOs at June 30, 2008, was 16.0%, as compared to 14.0% at June 30, 2007.

The value and weighted average yield of the cash, U.S. Treasury bills, money market and other securities was $228.8 million and 1.4%, respectively, at June 30, 2008, and $350.0 million and 5.1%, respectively, at June 30, 2007. As the capital markets became increasingly uncertain in the first quarter of 2008, we moved our investments in money market securities into cash and very short-term treasuries, which drove the decrease in yield at June 30, 2008. See “Financial Condition, Liquidity and Capital Resources” below.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the six months ended June 30, 2008, was $17.1 million as compared to $1.3 million for the six months ended June 30, 2007. The increase period over period was primarily a result of a $7.1 million dividend received in connection with the recapitalization of Norwesco, Inc., a portfolio company, and $5.4 million of dividends received in connection with the sale to AGILE Fund I, LLC during the first half of 2008. See “Portfolio and Investment Activity — Managed Funds” above. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the three and six months ended June 30, 2008 and 2007, included fees relating to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Structuring and diligence	$8.4	$6.2	$13.5	$7.9
Management, consulting and other services provided to portfolio companies	3.1	2.3	6.0	4.1
Commitment, guaranty and other fees from portfolio companies(1)	1.9	2.9	3.6	5.0
Fund management fees(2)	1.6	—	2.2	—
Loan prepayment premiums	0.3	3.4	0.3	3.6
Other income	0.1	0.1	0.1	0.2

Total fees and other income	$15.4	$14.9	$25.7	$20.8

(1)	Commitment, guaranty and other fees from portfolio companies for the three and six months ended June 30, 2007, included guaranty and other fees from Ciena of $1.3 million and $2.8 million, respectively. See “— Private Finance, Ciena Capital, LLC” above.
(2)	See “Portfolio and Investment Activity — Managed Funds” above.

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

Structuring and diligence fees for the three and six months ended June 30, 2008, included $5.4 million and $7.2 million, respectively, earned by us in connection with investments made by the Unitranche Fund, LLC. See “Managed Funds” above. The remainder of the structuring and diligence fees primarily relate to the level of new investment originations, which were lower in 2008 than 2007. Private finance investments funded were $317.2 million and $591.8 million for the three and six months ended June 30, 2008, respectively, as compared to $473.6 million and $643.7 million for the three and six months ended June 30, 2007, respectively.

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

See “— Portfolio and Investment Activity” above for further information regarding our total interest and related portfolio income for Ciena and Mercury.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, and administrative expenses.

Interest Expense.  The fluctuations in interest expense during the three and six months ended June 30, 2008 and 2007, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit as well as an increase in our weighted average cost of debt capital. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and six months ended June 30, 2008 and 2007, were as follows:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Total outstanding debt	$2,043.3	$1,921.8	$2,043.3	$1,921.8
Average outstanding debt	$2,042.9	$1,965.3	$2,126.2	$1,903.6
Weighted average cost(1)	6.9%	6.6%	6.9%	6.6%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $2.0 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively, and $3.8 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. Installment interest expense for the year ended December 31, 2008, is estimated to be a total of $7.8 million. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three and six months ended June 30, 2008 and 2007, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Salaries and employee benefits	$8.5	$21.2	$31.2	$42.6
Individual performance award (IPA)	2.2	2.4	4.6	4.9
IPA mark to market expense (benefit)	—	2.4	(4.1)	(1.6)
Individual performance bonus (IPB)	2.6	2.6	4.3	4.6

Total employee expense(1)	$13.3	$28.6	$36.0	$50.5

Number of employees at end of period	183	173	183	173

(1)	Excludes stock options expense. See below.

Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. Given the current market environment discussed above (see “Management’s Discussion and Analysis — Overview”), we have decided to reduce our 2008 bonus accrual to a total of less than $15 million. Comparatively, the 2007 bonus pool was $40 million. Salaries and employee benefits for the three months ended June 30, 2008, were $12.7 million lower than the same period in 2007 and for the six months ended June 30, 2008, were $11.4 million lower than the same period in 2007, primarily as a result of the reduction to the 2008 bonus pool. Salaries and employee benefits for the three months ended June 30, 2008, included a reversal of previously accrued bonuses of $3.8 million versus an accrual of $11.2 million for the three months ended June 30, 2007. Accrued bonuses totaled $6.5 million and $21.7 million for the six months ended June 30, 2008 and 2007, respectively. The actual amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year.

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

Through December 31, 2007, the IPA amounts were contributed into the trust and invested in our common stock. The accounts of the trust were consolidated with our accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of our common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense. On March 18, 2008, prior to the distribution of the assets held in the trust (see below), we were required to record a final mark to market of the liability with a corresponding credit to employee compensation expense.

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

The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2008; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year, as long as the recipient remains employed by us. If a recipient terminates employment during the year, any remaining cash payments under the IPA or IPB would be forfeited. After giving effect to the headcount reduction and other hires and terminations in 2008, the total IPA (excluding any mark to market benefit) and IPB for 2008 are currently estimated to be approximately $8.6 million and $8.8 million, respectively.

As discussed above, we have decided to reduce our headcount by about 30 employees in the third quarter of 2008. This reduction in headcount will reduce employee expense after the payment of severance costs. We estimate that total employee expense will be approximately $33 million to $35 million for the second half of 2008, excluding approximately $3.4 million of severance costs related to the headcount reduction in the third quarter of 2008. Considering the headcount reduction and our current assessment of business needs, we are currently estimating total employee expense for the full year 2009 to be in the range of $67 million to $72 million. The estimates for the remainder of 2008 and for the full year 2009 are subject to change as we see opportunities to add to our assets or our assets under management or should other circumstances warrant additional hiring or compensation adjustments. As such, our actual costs may differ materially from these current estimates.

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

For the three and six months ended June 30, 2008, the Compensation Committee of our Board of Directors granted options of 0.5 million and 7.5 million, respectively. The options vest ratably over a three-year period beginning on June 30, 2009.

The stock option expense for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$2.1	$3.3	$3.9	$6.5
Options granted on or after January 1, 2006	1.8	6.2	4.2	6.7

Total employee stock option expense	$3.9	$9.5	$8.1	$13.2

In addition to employee stock option expense, administrative expense included $0.1 million for both the three and six months ended June 30, 2008, and $0.2 million for the three and six months ended June 30, 2007, for options granted to non-officer directors. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

We estimate that the employee-related stock option expense will be approximately $13.1 million, $6.5 million, and $4.2 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after June 30, 2008, as the fair value of those stock options will be determined at the time of grant, and does not include the effect of any forfeitures that may result from the headcount reduction discussed above.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses for the three months ended June 30, 2008 and 2007, were $12.9 million and $14.5 million, respectively, and $22.0 million and $27.7 million for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, administrative expenses declined due to a reduction in investigation and litigation costs, net of insurance reimbursements, of $0.3 million and $4.0 million, respectively. Administrative expenses for the six months ended June 30, 2007, included costs of $1.4 million incurred in the first quarter of 2007 to engage a third party to conduct a review of Ciena’s internal control systems. See “— Private

Finance, Ciena Capital LLC” above. In addition, administrative expenses for the three and six months ended June 30, 2007, included $2.5 million in placement fees related to securing equity commitments to the Allied Capital Senior Debt Fund, L.P.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three and six months ended June 30, 2008 and 2007, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Income tax expense (benefit)	$2.2	$1.5	$1.9	$(2.7)
Excise tax expense(1)	1.9	4.0	4.2	7.6

Income tax expense (benefit), including excise tax	$4.1	$5.5	$6.1	$4.9

(1)	While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

Our excess taxable income carried over from 2007 plus our estimated annual taxable income for 2008 currently exceeds our estimated dividend distributions to shareholders in 2008, accordingly, we expect to carry over excess taxable income earned in 2008 for distribution in 2009. Therefore, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions for the year. We have recorded an estimated excise tax of $1.9 million and $4.2 million for the three and six months ended June 30, 2008, respectively. See “Dividends and Distributions.”

Realized Gains and Losses.  Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and six months ended June 30, 2008 and 2007, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Realized gains	$5.0	$87.4	$37.7	$120.6
Realized losses	(22.9)	(12.5)	(52.4)	(18.1)

Net realized gains (losses)	$(17.9)	$74.9	$(14.7)	$102.5

Realized gains and losses for the six months ended June 30, 2008, included a net realized gain totaling $8.5 million (subsequent to post-closing adjustments) from the sale of certain investments to AGILE Fund I, LLC in the first quarter of 2008. In addition, realized losses for the three and six months ended June 30, 2008, included $1.5 million and $7.0 million, respectively, (subsequent to post-closing adjustments) related to the sale of certain venture capital and private equity limited partnership investments to a fund managed by Goldman Sachs. For the three and six months ended June 30, 2008, net realized gains and losses also included net realized losses totaling $2.5 million and $3.1 million, respectively, resulting from the sale of loans and debt securities totaling $108.2 million and $137.2 million, respectively, to the Allied Capital Senior Debt Fund, L.P. and Knightsbridge CLO 2007-1 Ltd. See “— Managed Funds” above.

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and six months ended June 30, 2008 and 2007, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

			For the Six
			Months Ended
	For the Three Months Ended June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(2.2)	$(55.0)	$(34.7)	$(85.9)
Reversal of previously recorded net unrealized appreciation associated with dividends received	—	—	(13.5)	(1.1)
Reversal of previously recorded net unrealized depreciation associated with realized losses	16.9	16.6	45.4	22.3

Total reversal	$14.7	$(38.4)	$(2.8)	$(64.7)

Realized gains for the three months ended June 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$2.6
MedAssets, Inc.	1.3
Havco Wood Products LLC	0.7
Other	0.3

Total private finance	4.9

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$5.0

2007
Portfolio Company	Amount

Private Finance:
HMT, Inc.	$39.9
Healthy Pet Corp.	36.6
Wear Me Apparel Corporation	6.1
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	0.6

Total realized gains	$87.4

Realized losses for the three months ended June 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Creative Group, Inc.	$15.5
Walker Investment Fund II, LLLP	1.3
Other	4.0

Total private finance	20.8

Commercial Real Estate:
Other	2.1

Total commercial real estate	2.1

Total realized losses	$22.9

2007
Portfolio Company	Amount

Private Finance:
Powell Plant Farms, Inc.	$11.5
Alaris Consulting, LLC	1.0

Total realized losses	$12.5

Realized gains for the six months ended June 30, 2008 and 2007 were as follows:

($ in million)

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$10.7
BenefitMall, Inc.	4.9
Advantage Sales & Marketing, Inc.(1)	3.4
Financial Pacific Company	3.1
Mercury Air Centers, Inc.	2.6
Service Champ, Inc.	1.7
Penn Detroit Diesel Allison, LLC	1.4
Coverall North America, Inc.	1.4
MedAssets, Inc.	1.3
CR Holding, Inc.	1.0
Other	5.9

Total private finance	37.4

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total realized gains	$37.7

2007
Portfolio Company	Amount

Private Finance:
HMT, Inc.	$39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	4.5
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	1.7

Total realized gains	$120.6

(1) Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the six months ended June 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Creative Group, Inc.	$15.5
Crescent Equity Corp. — Longview Cable & Data, LLC	8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.5
Walker Investment Fund II, LLLP.	1.3
Other	8.2

Total private finance	49.9

Commercial Real Estate:
Other	2.5

Total commercial real estate	2.5

Total realized losses	$52.4

2007
Portfolio Company	Amount

Private Finance:
Powell Plant Farms, Inc.	$11.5
Legacy Partners Group, LLC	5.8
Alaris Consulting, LLC	1.0
Other	(0.2)

Total realized losses	$18.1

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940 (1940 Act), is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At June 30, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 91% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation Methodology.  We adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

Our equity investments in private debt and equity funds are generally valued at such fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO/CDO Assets is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/ income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis. If we were to sell a group of these CLO/CDO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three and six months ended June 30, 2008 and 2007, we received third-party valuation assistance as follows:

	2008		2007
	Q1	Q2	Q1	Q2

Number of private finance portfolio companies reviewed	124	119	88	92
Percentage of private finance portfolio reviewed at value	94.0%	94.9%	91.8%	92.1%

Professional fees for third-party valuation assistance were $1.8 million for the year ended December 31, 2007, and are estimated to be approximately $2.2 million for 2008.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2008 and 2007, consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2008(1)	2007(1)	2008(1)	2007(1)

Net unrealized appreciation (depreciation)	$(162.9)	$27.5	$(258.8)	$119.7
Reversal of previously recorded unrealized appreciation associated with realized gains	(2.2)	(55.0)	(34.7)	(85.9)
Reversal of previously recorded net unrealized appreciation associated with dividends received	—	—	(13.5)	(1.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	16.9	16.6	45.4	22.3

Net change in unrealized appreciation or depreciation	$(148.2)	$(10.9)	$(261.6)	$55.0

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

The primary drivers of the net unrealized depreciation of $162.9 million resulting from changes in portfolio value for the three months ended June 30, 2008, were (i) additional depreciation of $29.3 million on our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets as discussed below, (ii) depreciation in our other financial services and asset management portfolio companies, which totaled $32.0 million, and (iii) decreased enterprise values as a result of lower EBITDA generally driven by current economic conditions, including rising oil and food prices.

Valuation of Ciena Capital LLC.  Our investment in Ciena totaled $327.8 million at cost and $9.0 thousand at value, which included unrealized depreciation of $327.8 million, at June 30, 2008, and $327.8 million at cost and $68.6 million at value, which included unrealized depreciation of $259.2 million, at December 31, 2007.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity. To value our investment at June 30, 2008, we continued to attribute no value to Ciena’s origination platform or enterprise due to the state of the securitization markets, among other factors. The second quarter of 2008 decline in value of $29.3 million reflects the decline in value of Ciena’s financial assets, including residual interests, which reduced its book value. We valued our investment in Ciena at June 30, 2008, solely based on the estimated net realizable value of Ciena’s assets, including the estimated net realizable value of the cash flows generated from Ciena’s retained interests in its current servicing portfolio, which includes portfolio servicing fees as well as cash flows from Ciena’s equity investments in its securitizations and its interest-only strip. We considered the outstanding letters of credit that we have issued in connection with Ciena’s securitization transactions in our determination of the net realizable value of Ciena’s retained interests at June 30, 2008. This resulted in a value to our investment, after repayment of senior debt outstanding, of $9.0 thousand at June 30, 2008. At June 30, 2008, the estimated net realizable value of Ciena’s assets exceeded the amount outstanding on Ciena’s revolving line of credit, which is 100% guaranteed by us. If the estimated net realizable value of Ciena’s assets were to fall below the amount outstanding on Ciena’s revolving line of credit, we would be required to record a liability for the amount that the revolving line of credit exceeds the net realizable value of Ciena’s assets.

We also continued to consider Ciena’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at June 30, 2008. (See “— Private Finance, Ciena Capital LLC” above.)

Net change in unrealized appreciation or depreciation included depreciation on our investment in Ciena of $29.3 million and $68.6 million for the three and six months ended June 30, 2008, respectively, and depreciation of $19.1 million for both the three and six months ended June 30, 2007. We received valuation assistance from Duff & Phelps for our investment in Ciena at June 30, 2008 and 2007. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 173.0 million and 156.1 million for the three months ended June 30, 2008 and 2007, respectively, and were 167.2 million and 154.4 million for the six months ended June 30, 2008 and 2007, respectively.

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

DIVIDENDS AND DISTRIBUTIONS

Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. Dividends to common shareholders for the six months ended June 30, 2008 and 2007, were $224.2 million and $193.4 million, respectively, or $1.30 per common share for the first half of 2008 and $1.27 per common share for the first half of 2007. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007.

The Board of Directors has declared a dividend of $0.65 per common share for the third quarter of 2008 and a dividend of $0.65 per common share for the fourth quarter of 2008.

Dividends are paid from taxable income. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as contractual payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code (see discussion below). Such income will be treated under the Code as having been distributed during the prior year for purposes of our qualification for RIC tax treatment for such year. The maximum amount of excess taxable income that we may carry over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a nondeductible 4% excise tax. We believe that carrying over excess taxable income from one year for distribution in the following year may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.

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

Dividends paid in 2008 are first paid out of the excess taxable income carried over from 2007. For the first and second quarters of 2008, we paid dividends of $224.2 million. The remainder of 2007 estimated excess taxable income to be distributed during the second half of 2008 is $178.9 million. In accordance with regulated investment company distribution rules, we must declare current year dividends to be paid from carried over excess taxable income from 2007 before we file our 2007 tax return in September 2008, and we must pay such dividends by December 31, 2008. To comply with these rules, on July 8, 2008, our Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2008. The third quarter dividend will be paid on September 26, 2008, and the fourth quarter dividend will be paid on December 26, 2008. A substantial portion of the 2008 dividend payments will be made from excess 2007 taxable earnings.

Given that a substantial portion of the 2008 dividend payments will be made from excess taxable income carried forward from 2007, we currently expect to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. We expect that we will generally be required to pay a 4% excise tax on the excess of 98% of our taxable income for 2008 over the amount of actual distributions from such taxable income in 2008. For the six months ended June 30, 2008, we have recorded an excise tax of $4.2 million. Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2008 may be adjusted as appropriate in the remainder of 2008 to reflect changes in our estimate of the carry over amount and additional excise tax may be accrued during the remainder of 2008 as additional excess taxable income is earned, if any. Our ability to earn the estimated annual taxable income for 2008 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the six months ended June 30, 2008 and 2007, was $3.8 million and $2.3 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations. See “— Results of Operations” above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, and December 31, 2007, our cash, U.S. Treasury bills, investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2008	2007

Cash, U.S. Treasury bills and investments in money market and other securities (including U.S. Treasury bills, money market and other securities: 2008-$100.1; 2007-$201.2)	$228.8	$204.8
Total assets	$4,937.7	$5,214.6
Total debt outstanding	$2,043.3	$2,289.5
Total shareholders’ equity	$2,845.8	$2,771.8
Debt to equity ratio	0.72	0.83
Asset coverage ratio(1)	239%	221%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the six months ended June 30, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Net cash provided by operating activities	$197.3	$122.8
Add: portfolio investments funded	594.0	659.1

Total cash provided by operating activities before new investments	$791.3	$781.9

In addition to the net cash flow provided by our operating activities before funding investments, which includes principal collections related to investment repayments or sales, we have sources of liquidity through our cash, U.S. Treasury bills, investments in money market and other securities and revolving line of credit as discussed below.

At June 30, 2008, and December 31, 2007, the value and yield of the cash, U.S. Treasury bills, investments in money market and other securities were as follows:

	2008		2007
($ in millions)	Value	Yield	Value	Yield

U.S. Treasury bills(1)	$100.0	1.6%	—	—
Money market securities	—	—	201.2	4.6%
Cash	128.8	1.2%	3.6	2.9%

Total	$228.8	1.4%	$204.8	4.6%

(1)	The Treasury bills matured in July 2008. We reinvested the proceeds from the matured Treasury bills in short-term Treasury bills.

We maintain this pool of liquid assets within our balance sheet given that our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. We assess the amount held in and the composition of these investments throughout the year. As the capital markets became increasingly uncertain in the first quarter of 2008, we moved our investments in money market securities into cash and very short-term treasuries.

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

During the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007, we sold new equity of $402.5 million, $93.8 million, and $171.3 million, respectively, in public offerings. In addition, shareholders’ equity increased through capital share transactions by $4.0 million, $20.4 million, and $31.5 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007, respectively. In addition, shareholders’ equity increased by $26.4 million during the six months ended June 30, 2008, as a result of the distribution of the common stock held in deferred compensation trusts. See Note 8, “Employee Compensation Plans” from our Notes to Consolidated Financial Statements included in Item 1.

We generally target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage. At June 30, 2008, our debt to equity ratio net of cash, U.S. Treasury bills and other securities was 0.64:1.00.

At June 30, 2008, and December 31, 2007, we had outstanding debt as follows:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)

Notes payable and debentures:
Privately issued unsecured notes payable	$1,082.8	$1,082.8	6.5%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,962.8	1,962.8	6.6%		1,922.2	1,922.2	6.4%
Revolving line of credit	632.5	80.5	4.4%	(2)	922.5	367.3	5.9%	(2)

Total debt	$2,595.3	$2,043.3	6.9%	(3)	$2,844.7	$2,289.5	6.5%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $7.2 million and $3.7 million at June 30, 2008, and December 31, 2007, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.

Privately Issued Unsecured Notes Payable.  We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities and fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2008, the notes had maturities from March 2009 to June 2015. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

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

On May 14, 2008, we repaid $153.0 million of unsecured long-term debt that matured. This debt had a fixed interest rate of 5.45%.

On June 20, 2008, we issued $140.5 million of five-year, unsecured notes and $52.5 million of seven-year, unsecured notes with fixed interest rates of 7.82% and 8.14%, respectively. The debt matures in June 2013 and June 2015, respectively. The proceeds from the issuance of the notes were used to repay amounts outstanding on our revolving line of credit, as well as to fund new portfolio investments and for other general corporate purposes.

Publicly Issued Unsecured Notes Payable.  At June 30, 2008, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes prior to maturity in whole or in part, together with a redemption premium, as stipulated in the notes.

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

Debt Covenants.  We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at June 30, 2008. These covenants require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. Subsequent to June 30, 2008, we received waivers and completed an amendment for certain non-financial covenants and are currently in compliance with our covenants.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding. At June 30, 2008, we were in compliance with these covenants.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2008.

		Payments Due By Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Unsecured notes payable	$1,962.8	$—	$270.3	$408.0	$472.5	$339.0	$473.0
Revolving line of credit(1)	80.5	—	—	—	80.5	—	—
Operating leases	18.0	2.2	4.6	4.5	1.8	1.8	3.1

Total contractual obligations	$2,061.3	$2.2	$274.9	$412.5	$554.8	$340.8	$476.1

(1)	At June 30, 2008, $426.8 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $125.2 million issued under the credit facility.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2008.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Guarantees	$344.4	$0.3	$338.8	$—	$4.4	$0.1	$0.8
Standby letters of credit(1)	125.2	1.0	0.7	—	123.5	—	—

Total commitments(2)	$469.6	$1.3	$339.5	$—	$127.9	$0.1	$0.8

(1)	Standby letters of credit are issued under our revolving line of credit that expires in April 2011. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit that expires in April 2011.

(2)	Our most significant commitments relate to our investment in Ciena Capital LLC (Ciena). At June 30, 2008, the principal components of these guarantees included a guarantee of 100% of the outstanding total obligations on Ciena’s revolving line of credit, which matures in March 2009, for a total guaranteed amount of $336.3 million. At June 30, 2008, the estimated net realizable value of Ciena’s assets exceeded the amount outstanding on this revolving line of credit. If the estimated net realizable value of Ciena’s assets were to fall below the amount outstanding on Ciena’s revolving line of credit, we would be required to record a liability for the amount that the revolving line of credit exceeds the net realizable value of Ciena’s assets. At June 30, 2008, we also had standby letters of credit issued totaling $104.1 million in connection with term securitizations completed by Ciena. We considered the outstanding letters of credit in our valuation at June 30, 2008. See “— Private Finance, Ciena Capital LLC” and “Results of Operations — Change in Unrealized Appreciation or Depreciation” above for further discussion.

In addition, we had outstanding commitments to fund investments totaling $825.6 million at June 30, 2008, including $787.2 million related to private finance investments and $38.4 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $430.4 million to the Unitranche Fund LLC, which we believe will be funded over a two to three year period as investments are funded by the Unitranche Fund. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

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

  Valuation of Portfolio Investments.  We, as a BDC, have invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the Investment Company Act of 1940 and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest and that fair value for our investments must typically be determined using unobservable inputs. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

We adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into our principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment in a hypothetical market to a hypothetical market participant (the in-exchange premise of value). We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to current market interest rates and leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Our equity investments in private debt and equity funds are generally valued at such fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO bonds and preferred shares/income notes and CDO bonds (CLO/CDO Assets) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis.

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

Interest and Dividend Income.  Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. Loans in workout status generally do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements.

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

Fee Income.  Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees, including fund management fees, are generally recognized as income as the services are rendered. Fees are not accrued if we have doubt about collection of those fees.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement has not had a material effect on our consolidated financial statements. However, the impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit, and the effect of any additional guidance or any changes in the interpretation of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2007.

Item 4.  Controls and Procedures

(a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 13, 2007, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., CA 001060-07, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint was summarily dismissed in July 2007. The complaint alleged breach of fiduciary duty by the Board of Directors arising from internal control failures and mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company. On October 5, 2007, Rena Nadoff sent a letter to our Board of Directors with substantially the same claims and a request that the Board of Directors investigate the claims and take appropriate action. The Board of Directors subsequently established a committee, which is advised by its own counsel, to review the matter. The Board’s committee concluded its review of the matter and recommended that the Board not take any further action with respect to Ms. Nadoff’s claims. After discussing the matter, the Board accepted the recommendation.

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

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At June 30, 2008, portfolio investments recorded at fair value were 91% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Beginning in the quarter ended March 31, 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements, on a prospective basis. Adoption of this statement has not had a material effect on our consolidated financial statements. However, the impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. See Note 2, “Summary of Significant Accounting Policies” from our Notes to the Consolidated Financial Statements included in Item 1.

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

At June 30, 2008, our investment in Ciena Capital LLC (Ciena) totaled $327.8 million at cost and $9.0 thousand at value, after the effect of unrealized depreciation of $327.8 million. In addition, we have an unconditional guarantee of 100% of the total obligations under Ciena’s revolving credit facility that totaled $336.3 million at June 30, 2008. The guarantee can be called by the lenders in the event of default. In addition, we have provided standby letters of credit, issued in connection with term securitization transactions completed by Ciena, that totaled $104.1 million at June 30, 2008, and we have issued performance guarantees in connection with two non-recourse warehouse facilities, both of which have matured. Ciena is currently working with the warehouse providers regarding the timing of the pay off of the warehouse facilities and the servicing of the portfolios. There is no assurance that Ciena will be able to refinance these facilities in the loan securitization market.

Ciena relies on the asset-backed securitization market to finance its loan origination activity. That financing source continues to be unreliable in the current capital markets, and as a result, Ciena has substantially curtailed loan origination activity, including loan originations under the SBA’s 7(a) Guaranteed Loan Program. Ciena continues to reposition its business; however, there is an inherent risk in repositioning the business and we continue to work with Ciena on restructuring. To reduce outstanding borrowings under its credit facilities, Ciena has sold certain loans. In the future Ciena may seek to sell additional loans, including loans from its SBA 7(a) portfolio. Under SBA rules and regulations, sales involving the SBA 7(a) portfolio generally require advance approval by the SBA. Our financial results could be more negatively affected if the net realizable value of Ciena’s assets is insufficient to cover outstanding borrowings on its revolving line of credit or is not able to reposition its business.

Ciena is a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. As an SBA lender, Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits, and reviews are ongoing. These investigations, audits, and reviews have had and may continue to have a material adverse impact on Ciena and, as a result, could negatively affect our financial results. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Ciena Capital LLC, and — Valuation of Ciena Capital LLC”.

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

At June 30, 2008, we had $2.0 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.9% and a debt to equity ratio of 0.72 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2.8% as of June 30, 2008, which returns were achieved.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.  Under the 1940 Act and the covenants applicable to our public debt, we must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2008, our asset coverage for senior indebtedness was 239%.

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.  If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of business development companies, including shares of our common stock, have recently been trading at discounts to their net asset values. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

We will continue to need additional capital to grow because we must distribute our income.  We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions or other investors and have issued debt and equity securities to grow our portfolio. Our ability to grow could be limited if there is a reduction in the availability of new debt or equity capital or if our common stock trades below net asset value. We must distribute at least 90% of our investment company taxable ordinary income (as defined in the Code), which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we (i) are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances and (ii) may only issue new equity capital at a price, net of discounts and commissions, above our net asset value unless we have received shareholder approval. If we fail to obtain funds through additional debt or equity capital raises, it could limit our ability to grow, which could have a material adverse effect on the value of our debt securities or common stock.

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

There is a risk that our common stockholders may not receive dividends or distributions.  We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue discount. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in payment-in-kind interest and dividends, net of cash collections in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Assuming that the balance sheet as of June 30, 2008, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Although managed funds may have a different primary investment objective than we do, the managed funds may, from time to time, invest in the same or similar asset classes that we target. In addition, more than one fund managed by us may invest in the same or similar asset classes. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and one or more of the managed funds. As a result, there may be conflicts in the allocation of investment opportunities between us and the managed funds or among the managed funds. We may or may not participate in investments made by investment funds managed by us or one of our affiliates. See “Management’s Discussion and Analysis and Results of Operations — Managed Funds.”

We have sold assets to certain managed funds and, as part of our investment strategy, we may offer to sell additional assets to managed funds or we may purchase assets from managed funds. In addition, funds managed by us may offer to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, there is an inherent conflict of interest in such transactions between us and funds we manage.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the quarter ended June 30, 2008. During the quarter ended June 30, 2008, 262,716 shares of our common stock were purchased in the open market in order to satisfy dividend reinvestment requests.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

As previously announced, the 2008 Annual Meeting of Stockholders of the Company (“Meeting”) was convened in Washington, DC on April 25, 2008. Shareholders voted on the election of five directors of the Company, who will serve for three years and the ratification of the selection of KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ending December 31, 2008. In addition, shareholders voted to adjourn the meeting until May 20, 2008, in order to provide additional time to solicit proxies on the proposal to authorize the Company, with the approval of its Board of Directors, to sell shares of its common stock below the Company’s then current net asset value per share in one or more offerings. The Company continued to solicit proxies leading up to the reconvening of the Meeting. The Meeting was reconvened on May 20, 2008. No business was conducted and the Meeting was adjourned until June 10, 2008, in order to provide additional time to solicit proxies. The Meeting was reconvened on June 10, 2008, and shareholders voted on the third proposal. The results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected five directors of the Company, who will serve for three years, or until their successors are elected and qualified. This item was approved. Votes were cast as follows:

	For	Withheld

John D. Firestone	141,883,634	4,879,178
Anthony T. Garcia	141,530,810	5,232,002
Lawrence I. Hebert	142,280,390	4,482,422
Marc F. Racicot	141,585,302	5,177,570
Laura W. van Roijen	142,111,179	4,651,633

The following directors are continuing as directors of the Company for their respective terms — William L. Walton, Joan M. Sweeney, Ann Torre Bates, Brooks H. Browne, Edwin L. Harper, John I. Leahy, Robert E. Long, Alex J. Pollock, and Guy T. Steuart II.

2.	Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2008. This item was approved. Votes were cast as follows:

For	Against	Abstain

143,025,170	2,271,943	1,465,699

3.	Approval to authorize the Company, with the approval of its Board of Directors, to sell shares of its common stock below the Company’s then current net asset value per share in one or more offerings. Broker non-votes have the effect of a vote against this proposal. Therefore, this item was not approved. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes

74,801,131	23,032,952	3,037,160	46,482,272

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on July 30, 2007).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).

Exhibit
Number	Description

10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description

10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2008).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)*	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004.
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).

Exhibit
Number	Description

10.40*	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008.
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Investment Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 8, 2008	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004.
10.40		First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008.
15		Letter regarding Unaudited Interim Financial Information.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.