Form 10-Q
period 2008-09-30
ALLIED CAPITAL CORP
filed 2008-11-10
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended September 30, 2008

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

On November 7, 2008, there were 178,691,875 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2008-$2,242,291; 2007-$1,622,094)	$1,433,700	$1,279,080
Companies 5% to 25% owned (cost: 2008-$313,212; 2007-$426,908)	360,905	389,509
Companies less than 5% owned (cost: 2008-$2,600,556; 2007-$2,994,880)	2,307,332	2,990,732

Total private finance (cost: 2008-$5,156,059; 2007-$5,043,882)	4,101,937	4,659,321
Commercial real estate finance (cost: 2008-$85,229; 2007-$96,942)	106,632	121,200

Total portfolio at value (cost: 2008-$5,241,288; 2007-$5,140,824)	4,208,569	4,780,521
Accrued interest and dividends receivable	69,848	71,429
Other assets	131,949	157,864
Investments in money market and other securities	13,384	201,222
Cash	201,915	3,540

Total assets	$4,625,665	$5,214,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (maturing within one year: 2008-$15,950; 2007-$153,000)	$1,960,950	$1,922,220
Revolving line of credit	170,000	367,250
Accounts payable and other liabilities	81,309	153,259

Total liabilities	2,212,259	2,442,729

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 178,692 and 158,002 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	18	16
Additional paid-in capital	3,060,271	2,657,939
Common stock held in deferred compensation trusts	—	(39,942)
Notes receivable from sale of common stock	(1,851)	(2,692)
Net unrealized appreciation (depreciation)	(1,066,833)	(379,327)
Undistributed earnings	421,801	535,853

Total shareholders’ equity	2,413,406	2,771,847

Total liabilities and shareholders’ equity	$4,625,665	$5,214,576

Net asset value per common share	$13.51	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$29,699	$28,198	$85,167	$83,895
Companies 5% to 25% owned	9,864	9,374	31,587	32,111
Companies less than 5% owned	72,644	68,097	249,325	194,460

Total interest and dividends	112,207	105,669	366,079	310,466

Fees and other income
Companies more than 25% owned	6,130	5,146	22,638	14,552
Companies 5% to 25% owned	342	19	411	518
Companies less than 5% owned	1,983	7,534	11,056	18,460

Total fees and other income	8,455	12,699	34,105	33,530

Total interest and related portfolio income	120,662	118,368	400,184	343,996

Expenses:
Interest	35,949	33,744	109,974	98,368
Employee	21,443	26,306	57,439	76,845
Employee stock options	1,477	18,312	9,531	31,492
Administrative	14,138	10,496	36,100	38,225

Total operating expenses	73,007	88,858	213,044	244,930

Net investment income before income taxes	47,655	29,510	187,140	99,066
Income tax expense (benefit), including excise tax	2,060	11,192	8,141	16,073

Net investment income	45,595	18,318	178,999	82,993

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	1,098	201,582	1,967	267,359
Companies 5% to 25% owned	7,234	(5,475)	(6,569)	(5,171)
Companies less than 5% owned	53,710	16,263	51,932	52,727

Total net realized gains (losses)	62,042	212,370	47,330	314,915
Net change in unrealized appreciation or depreciation	(425,899)	(327,156)	(687,506)	(272,132)

Total net gains (losses)	(363,857)	(114,786)	(640,176)	42,783

Net increase (decrease) in net assets resulting from operations	$(318,262)	$(96,468)	$(461,177)	$125,776

Basic earnings (loss) per common share	$(1.78)	$(0.63)	$(2.70)	$0.83

Diluted earnings (loss) per common share	$(1.78)	$(0.63)	$(2.70)	$0.81

Weighted average common shares outstanding — basic	178,692	154,025	171,084	151,979

Weighted average common shares outstanding — diluted	178,692	154,025	171,084	154,708

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,
(in thousands, except per share amounts)	2008	2007
	(unaudited)

Operations:
Net investment income	$178,999	$82,993
Net realized gains	47,330	314,915
Net change in unrealized appreciation or depreciation	(687,506)	(272,132)

Net increase (decrease) in net assets resulting from operations	(461,177)	125,776

Shareholder distributions:
Common stock dividends	(340,381)	(293,706)

Net decrease in net assets resulting from shareholder distributions	(340,381)	(293,706)

Capital share transactions:
Sale of common stock	402,478	93,784
Issuance of common stock in lieu of cash distributions	3,751	12,447
Issuance of common stock upon the exercise of stock options	—	13,307
Cash portion of option cancellation payment	—	(52,833)
Stock option expense	9,655	32,069
Net decrease in notes receivable from sale of common stock	841	142
Purchase of common stock held in deferred compensation trusts	(943)	(9,272)
Distribution of common stock held in deferred compensation trusts	27,335	528
Other	—	2,297

Net increase in net assets resulting from capital share transactions	443,117	92,469

Total decrease in net assets	(358,441)	(75,461)
Net assets at beginning of period	2,771,847	2,841,244

Net assets at end of period	$2,413,406	$2,765,783

Net asset value per common share	$13.51	$17.90

Common shares outstanding at end of period	178,692	154,506

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(in thousands)	2008	2007
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(461,177)	$125,776
Adjustments:
Portfolio investments	(1,019,750)	(1,236,671)
Principal collections related to investment repayments or sales	878,229	1,086,513
Payment-in-kind interest and dividends, net of cash collections	(35,947)	(5,462)
Net increase (decrease) in accrued interest and dividends	835	(10,710)
Net collection (amortization) of discounts and fees	(10,176)	(1,215)
Net redemption of (investments in) U.S. Treasury bills, money market and other securities	187,838	(88,859)
Stock option expense	9,655	32,069
Changes in other assets and liabilities	(42,537)	13,943
Depreciation and amortization	1,752	1,540
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	14,430	(29,716)
Realized losses	87,867	81,456
Net change in unrealized (appreciation) or depreciation	687,506	272,132

Net cash provided by (used in) operating activities	298,525	240,796

Cash flows from financing activities:
Sale of common stock	402,478	93,784
Sale of common stock upon the exercise of stock options	—	13,307
Collections of notes receivable from sale of common stock	841	142
Borrowings under notes payable	193,000	230,000
Repayments on notes payable	(153,000)	—
Net borrowings under (repayments on) revolving line of credit	(197,250)	(207,750)
Cash portion of option cancellation payment	—	(52,833)
Purchase of common stock held in deferred compensation trusts	(943)	(9,272)
Other financing activities	(8,646)	(6,363)
Common stock dividends and distributions paid	(336,630)	(288,682)

Net cash provided by (used in) financing activities	(100,150)	(227,667)

Net increase (decrease) in cash	198,375	13,129
Cash at beginning of period	3,540	1,687

Cash at end of period	$201,915	$14,816

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$814	$751

(Private Equity Fund)	Total Investment		814	751

Alaris Consulting, LLC	Senior Loan (16.5%, Due 12/05 – 12/07)(6)	$27,055	26,987	—
(Business Services)	Equity Interests		6,738	—

	Total Investment		33,725	—

	Standby Letters of Credit ($231)

AllBridge Financial, LLC	Equity Interests		29,648	19,431

(Asset Management)	Total Investment		29,648	19,431

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	31,965

(Private Debt Fund)	Total Investment		31,800	31,965

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	935
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	935

Avborne Heavy Maintenance, Inc.(7)	Preferred Stock (1,568 shares)		—	157
(Business Services)	Common Stock (2,750 shares)		—	896

	Total Investment		—	1,053

Aviation Properties Corporation	Common Stock (100 shares)		68	—

(Business Services)	Total Investment		68	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (13.5%, Due 12/11)(6)	18,834	12,537	18,834
(Consumer Products)	Senior Loan (9.0%, Due 12/09 – 12/11)	23,127	23,127	23,127
	Preferred Stock (100,000 shares)		12,721	10,031
	Common Stock (260,467 shares)		3,847	—

	Total Investment		52,232	51,992

Calder Capital Partners, LLC(5)	Senior Loan (10.4%, Due 5/09)(6)	4,277	4,277	668
(Asset Management)	Equity Interests		2,398	—

	Total Investment		6,675	668

Callidus Capital Corporation	Senior Loan (12.0%, Due 12/08)	1,750	1,750	1,750
(Asset Management)	Subordinated Debt (17.8%, Due 8/13 – 2/14)	13,318	13,318	13,318
	Common Stock (100 shares)		2,067	40,032

	Total Investment		17,135	55,100

	Guaranty ($9,636)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (6.8%, Due 3/09)(6)	$319,031	$319,031	$180,194
(Financial Services)	Class A Equity Interests (25.0% — See Note 3)(6)	99,044	99,044	—
	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,169	—

	Total Investment		646,680	180,194

	Guaranty ($5,000 — See Note 3)
	Standby Letters of Credit ($102,600 — See Note 3)

CitiPostal Inc.	Senior Loan (7.2%, Due 12/13)	692	681	681
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,625	51,404	51,404
	Subordinated Debt (16.0%, Due 12/15)	8,756	8,756	8,756
	Common Stock (37,024 shares)		12,726	15,688

	Total Investment		73,567	76,529

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,939	31,939
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,548	5,548
	Common Stock (763,333 shares)		14,361	17,738

	Total Investment		51,848	55,225

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)	38,968	38,854	38,854
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	9,451

	Total Investment		67,598	48,305

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 1/09)	433	433	433
(Business Services/	Subordinated Debt (11.0%, Due 9/11– 6/17)	31,989	31,893	31,893
Broadcasting & Cable)	Subordinated Debt (12.5%, Due 12/08)(6)	1,550	1,550	—
	Common Stock (174 shares)		81,195	17,330

	Total Investment		115,071	49,656

	Guaranty ($900)
	Standby Letters of Credit ($200)

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)	53,527	53,352	53,352
(Financial Services)	Common Stock (2,317,020 shares)		25,732	5,424

	Total Investment		79,084	58,776

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,738	68,600	68,600
(Financial Services)	Preferred Stock (9,458 shares)		8,865	12,466
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,248	81,066

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	The Company’s investment in Crescent Equity Corp. had a cost basis of $115.1 million and holds investments in Crescent Hotels & Resorts, LLC and affiliates (Business Services) with a value of $49.7 million, and Longview Cable & Data, LLC (Broadcasting & Cable) with a value of zero, for a total value of $49.7 million.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
ForeSite Towers, LLC	Equity Interest		$—	$980

(Tower Leasing)	Total Investment		—	980

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,335	1,335	1,335

(Business Services)	Total Investment		1,335	1,335

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	29,662	29,662	13,256
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		34,813	13,256

	Standby Letter of Credit ($105)

Hot Stuff Foods, LLC	Senior Loan (7.2%, Due 2/11-2/12)	53,707	53,554	52,659
(Consumer Products)	Subordinated Debt (13.3%, Due 8/12-2/13)(6)	83,692	83,393	—
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		193,134	52,659

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	56,778	56,590	56,590
(Retail)	Common Stock (358,428 shares)		35,828	32,996

	Total Investment		92,418	89,586

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	8,633

(Industrial Products)	Total Investment		13,500	14,633

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	321

(Business Services)	Total Investment		—	321

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	45,595	45,498	45,498
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,177	16,126	15,698
	Preferred Stock (25,000 shares)		25,000	—
	Common Stock (620,000 shares)		6,325	—

	Total Investment		92,949	61,196

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	748

(Industrial Products)	Total Investment		748	748

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (11.8%, Due 1/22)	18,700	18,700	16,431
(CLO)	Income Notes (15.0%)(11)		40,656	35,705

	Total Investment		59,356	52,136

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (10.5%, Due 6/18)	$12,800	$12,800	$12,800
(CLO)	Class D Notes (11.5%, Due 6/18)	8,000	8,000	8,000
	Class E Notes (8.0%, Due 6/18)	13,200	10,534	10,534
	Income Notes (16.6%)(11)		20,453	20,453

	Total Investment		51,787	51,787

Legacy Partners Group, Inc.	Senior Loan (14.0%, Due 5/09)(6)	843	843	843
(Financial Services)	Equity Interests		4,273	1,268

	Total Investment		5,116	2,111

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	—
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	—

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,657	30,657
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	40,958	40,831	40,831
	Common Stock (560,716 shares)		555	21

	Total Investment		72,043	71,509

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,760	18,688	18,688
(Consumer Products)	Equity Interests		15,857	35,081

	Total Investment		34,545	53,769

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,701	37,580	37,580
(Business Services)	Equity Interests		18,862	33,223

	Total Investment		56,442	70,803

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	26,878	26,808	26,808
(Business Services)	Common Stock (55,112 shares)		11,785	24,726

	Total Investment		38,593	51,534

Startec Equity, LLC	Equity Interests		206	214

(Telecommunications)	Total Investment		206	214

Unitranche Fund LLC	Subordinated Certificates (10.3%)		114,339	114,339
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		114,340	114,340

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)	2,812	2,670	2,670
(Business Services)	Equity Interests		11,384	16,262
	Warrants		144	205

	Total Investment		14,198	19,137

Total companies more than 25% owned			$2,242,291	$1,433,700

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$21,223	$21,109	$21,223
(Business Services)	Equity Interests		421	1,075
	Option		25	25

	Total Investment		21,555	22,323

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	157,811	157,302	157,302
(Business Services)	Equity Interests		—	13,000

	Total Investment		157,302	170,302

Air Medical Group Holdings LLC	Senior Loan (5.6%, Due 3/11)	4,635	4,597	4,332
(Healthcare Services)	Equity Interests		2,993	10,700

	Total Investment		7,590	15,032

Alpine ESP Holdings, Inc.	Preferred Stock (536 shares)		531	—
(Business Services)	Common Stock (11,657 shares)		13	—

	Total Investment		544	—

Amerex Group, LLC	Subordinated Debt (12.3%, Due 1/13)	8,789	8,784	8,784
(Consumer Products)	Equity Interests		3,508	13,662

	Total Investment		12,292	22,446

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		11,787	10,346

(Private Equity Fund)	Total Investment		11,787	10,346

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	25,341	25,284	25,341
(Industrial Products)	Common Stock (4,376 shares)		5,014	4,300

	Total Investment		30,298	29,641

Drew Foam Companies, Inc.	Preferred Stock (622,555 shares)		623	335
(Business Services)	Common Stock (6,286 shares)		6	—

	Total Investment		629	335

Hilden America, Inc.	Common Stock (19 shares)		454	70

(Consumer Products)	Total Investment		454	70

Lydall Transport, Ltd.	Equity Interests		432	423

(Business Services)	Total Investment		432	423

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
MedBridge Healthcare, LLC	Senior Loan (8.0%, Due 8/09)(6)	$6,587	$6,587	$6,587
(Healthcare Services)	Subordinated Debt (10.0%, Due 8/14)(6)	5,153	5,153	753
	Convertible Subordinated Debt (2.0%, Due 8/14)(6)	2,970	984	—
	Equity Interests		1,425	—

	Total Investment		14,149	7,340

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	3,026	3,007	2,947
(Business Services)	Equity Interests		1,731	1,422

	Total Investment		4,738	4,369

Progressive International	Preferred Stock (500 shares)		500	1,103
Corporation	Common Stock (197 shares)		13	4,600
(Consumer Products)	Warrants		—	—

	Total Investment		513	5,703

Regency Healthcare Group, LLC	Unitranche Debt (11.1%, Due 6/12)	10,901	10,851	11,107
(Healthcare Services)	Equity Interests		1,298	1,568

	Total Investment		12,149	12,675

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,122	1,206

(Business Services)	Total Investment		4,122	1,206

Soteria Imaging Services, LLC	Subordinated Debt (11.3%, Due 11/10)	4,250	4,155	4,107
(Healthcare Services)	Equity Interests		1,881	2,157

	Total Investment		6,036	6,264

Triax Holdings, LLC	Subordinated Debt (21.0%, Due 2/12)	10,551	10,514	10,316
(Consumer Products)	Equity Interests		16,528	42,114

	Total Investment		27,042	52,430

Universal Environmental Services, LLC	Equity Interests		1,580	—

(Business Services)	Total Investment		1,580	—

Total companies 5% to 25% owned			$313,212	$360,905

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.6%, Due 8/13)	$28,865	$28,779	$28,115

(Consumer Products)	Total Investment		28,779	28,115

Abraxas Corporation	Subordinated Debt (14.6%, Due 4/13)	37,000	36,831	36,274

(Business Services)	Total Investment		36,831	36,274

AgData, L.P.	Senior Loan (12.0%, Due 7/12)	1,843	1,837	1,834
(Consumer Services)	Unitranche Debt (12.0%, Due 7/12)	13,925	13,876	13,854

	Total Investment		15,713	15,688

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Augusta Sportswear Group, Inc.	Subordinated Debt (13.0%, Due 1/15)	$53,000	$52,818	$53,032
(Consumer Products)	Common Stock (2,500 shares)		2,500	2,000

	Total Investment		55,318	55,032

Axium Healthcare Pharmacy, Inc.	Senior Loan (14.0%, Due 12/12)	3,750	3,722	3,667
(Healthcare Services)	Unitranche Debt (14.0%, Due 12/12)	8,500	8,469	7,897
	Common Stock (22,860 shares)		2,286	99

	Total Investment		14,477	11,663

Baird Capital Partners IV Limited(5)	Limited Partnership Interest		3,114	2,994

(Private Equity Fund)	Total Investment		3,114	2,994

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	40,326	40,234	40,234
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	90,653
	Warrants(12)		—	—

	Total Investment		79,508	130,887

Broadcast Electronics, Inc.	Senior Loan (9.8%, Due 7/12)(6)	4,913	4,885	1,358

(Business Services)	Total Investment		4,885	1,358

Bushnell, Inc.	Subordinated Debt (10.3%, Due 2/14)	41,325	39,955	36,572

(Consumer Products)	Total Investment		39,955	36,572

Callidus Debt Partners
CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,913	17,094
(CDO)	Class D Notes (17.0%, Due 12/13)	9,400	9,456	8,674

	Total Investment		28,369	25,768

Callidus Debt Partners
CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares, 14.2%)(11)		20,100	18,129

(CLO)	Total Investment		20,100	18,129

Callidus Debt Partners
CLO Fund IV, Ltd.(4)(10)	Class D Notes (7.3%, Due 4/20)	3,000	1,997	2,165
(CLO)	Income Notes (20.6%)(11)		14,509	13,749

	Total Investment		16,506	15,914

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus Debt Partners
CLO Fund V, Ltd.(4)(10)	Income Notes (22.0%)(11)		$13,251	$12,694

(CLO)	Total Investment		13,251	12,694

Callidus Debt Partners
CLO Fund VI, Ltd.(4)(10)	Class D Notes (8.8%, Due 10/21)	$9,000	7,104	5,783
(CLO)	Income Notes (23.2%)(11)		27,907	28,111

	Total Investment		35,011	33,894

Callidus Debt Partners
CLO Fund VII, Ltd.(4)(10)	Income Notes (15.3%)(11)		23,825	19,699

(CLO)	Total Investment		23,825	19,699

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (8.7%, Due 12/17)	17,000	17,000	13,955
(CLO)	Income Notes (4.4%)(11)		45,792	33,767

	Total Investment		62,792	47,722

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Subordinated Debt (7.0%, Due 7/22) Income Notes (17.4%)(11)	7,700	3,494 18,230	3,494 15,224

(CLO)	Total Investment		21,724	18,718

Carlisle Wide Plank Floors, Inc.	Senior Loan (7.5%, Due 6/11)	500	497	481
(Consumer Products)	Unitranche Debt (14.5%, Due 6/11)	3,161	3,136	3,031
	Preferred Stock (345,056 Shares)		345	150

	Total Investment		3,978	3,662

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,776	2,771

(Private Equity Fund)	Total Investment		2,776	2,771

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		1,741	1,526

(Private Equity Fund)	Total Investment		1,741	1,526

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
CK Franchising, Inc.	Senior Loan (7.0%, Due 7/12)	$6,075	$6,000	$6,000
(Consumer Services)	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,000	20,923	20,923
	Preferred Stock (1,281,887 shares)		1,282	1,549
	Common Stock (7,585,549 shares)		7,586	10,700

	Total Investment		35,791	39,172

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	16,000	15,971	15,971
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		31,514	25,044

Community Education Centers, Inc.	Subordinated Debt (13.5%, Due 11/13)	35,413	35,347	33,701

(Education Services)	Total Investment		35,347	33,701

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,640	18,581	18,444

(Industrial Products)	Total Investment		18,581	18,444

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,597	87,765
(Business Services)	Equity Interests		552	300

	Total Investment		90,149	88,065

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,647	4,084

(Private Equity)	Total Investment		4,647	4,084

Diversified Mercury	Senior Loan (6.2%, Due 3/13)	2,983	2,969	2,717
Communications, LLC

(Business Services)	Total Investment		2,969	2,717

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,568	14,498	14,609
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,434	4,421	5,412

	Total Investment		18,919	20,021

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,428	75,110	72,282
(Consumer Products)	Equity Interests		8,000	6,000

	Total Investment		83,110	78,282

Distant Lands Trading Co.	Senior Loan (10.0%, Due 11/11)	4,050	4,022	3,892
(Consumer Products)	Unitranche Debt (13.0%, Due 11/11)	42,890	42,770	42,684
	Common Stock (3,451 shares)		3,451	678

	Total Investment		50,243	47,254

Driven Brands, Inc.	Subordinated Debt (11.7%, Due 1/15 – 7/15)	88,300	88,082	88,082
d/b/a Meineke and Econo Lube	Common Stock (10,463,473 shares)(12)		26,398	13,469
(Consumer Services)	Warrants(12)		—	—

	Total Investment		114,480	101,551

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Dryden XVIII Leveraged
Loan 2007 Limited(4)	Class B Notes (7.3%, Due 10/19)	$9,000	$7,580	$7,383
(CLO)	Income Notes (17.1%)(11)		22,462	20,760

	Total Investment		30,042	28,143

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	11,524

(Private Equity Fund)	Total Investment		9,350	11,524

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)	119,248	118,813	118,813
(Business Services)	Common Stock (63,438 shares)(12)		63,438	9,751
	Warrants(12)		—	—

	Total Investment		182,251	128,564

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	1,822

(Private Equity Fund)	Total Investment		7,274	1,822

eInstruction Corporation	Subordinated Debt (13.6%, Due 7/14-1/15)	33,266	33,124	31,384
(Education Services)	Common Stock (2,406 shares)		2,500	2,300

	Total Investment		35,624	33,684

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (11.0%, Due 3/11)	2,500	2,493	2,375

(Consumer Products)	Total Investment		2,493	2,375

FCP-BHI Holdings, LLC	Subordinated Debt (12.0%, Due 9/13)	26,485	26,387	25,390
d/b/a Bojangles’	Equity Interests		968	1,700

(Retail)	Total Investment		27,355	27,090

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		9,597	9,077

(Private Equity Fund)	Total Investment		9,597	9,077

Freedom Financial Network, LLC	Senior Loan (6.5%, Due 2/13)	7,000	6,903	6,570
(Financial Services)	Subordinated Debt (13.5%, Due 2/14)	13,000	12,942	12,625

	Total Investment		19,845	19,195

Frozen Specialties, Inc.	Warrants		375	—

(Consumer Products)	Total Investment		375	—

Garden Ridge Corporation	Subordinated Debt (8.0%, Due 5/12)(6)	20,500	20,500	20,500

(Retail)	Total Investment		20,500	20,500

Geotrace Technologies, Inc.	Warrants		2,027	2,800

(Energy Services)	Total Investment		2,027	2,800

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Gilchrist & Soames, Inc.	Subordinated Debt (13.4%, Due 10/13)	$25,800	$25,652	$24,949

(Consumer Products)	Total Investment		25,652	24,949

Havco Wood Products LLC	Equity Interests		910	2,100

(Industrial Products)	Total Investment		910	2,100

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	52,205	51,983	51,983
(Business Services)	Common Stock (23,695 shares)(12)		23,695	24,828

	Warrant(12)		—	—

	Total Investment		75,678	76,811

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,483	44,480

(Consumer Products)	Total Investment		44,483	44,480

The Homax Group, Inc.	Senior Loan (6.4%, Due 10/12)	11,921	11,877	10,897
(Consumer Products)	Subordinated Debt (12.0%, Due 4/14)	14,000	13,342	12,880
	Preferred Stock (76 shares)		76	10
	Common Stock (24 shares)		5	—
	Warrants		954	149

	Total Investment		26,254	23,936

Ideal Snacks Corporation	Senior Loan (6.8%, Due 6/10)	1,113	1,113	1,072

(Consumer Products)	Total Investment		1,113	1,072

Integrity Interactive Corporation	Unitranche Debt (10.5%, Due 2/12)	10,789	10,709	10,923

(Business Services)	Total Investment		10,709	10,923

International Fiber Corporation	Preferred Stock (21,566 shares)		2,157	2,000

(Industrial Products)	Total Investment		2,157	2,000

Kodiak Fund LP(5)	Equity Interests		9,440	900

(Private Equity Fund)	Total Investment		9,440	900

Line-X, Inc.	Senior Loan (15.0%, Due 8/11)(6)	900	888	888
(Consumer Products)	Unitranche Debt (15.0% Due 8/11)(6)	48,445	48,319	36,112

	Total Investment		49,207	37,000

	Standby Letter of Credit ($1,500)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Market Track Holdings, LLC	Senior Loan (8.5%, Due 6/14)	$500	$450	$479
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,483	24,171

	Total Investment		24,933	24,650

NetShape Technologies, Inc.	Senior Loan (7.0%, Due 2/13)	266	266	245

(Industrial Products)	Total Investment		266	245

Network Hardware Resale, Inc.	Unitranche Debt (10.0%, Due 12/11)	19,052	19,135	19,052
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	14,533	14,587	14,587

	Total Investment		33,722	33,639

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,596

(Private Equity Fund)	Total Investment		2,018	1,596

Oahu Waste Services, Inc.	Stock Appreciation Rights		206	950

(Business Services)	Total Investment		206	950

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (7.5%, Due 10/21)	15,000	11,667	9,497

(CLO)	Total Investment		11,667	9,497

PC Helps Support, LLC	Senior Loan (6.5%, Due 12/13)	8,846	8,756	8,799
(Business Services)	Subordinated Debt (13.3%, Due 12/13)	28,909	28,775	30,023

	Total Investment		37,531	38,822

Performant Financial Corporation	Common Stock (478,816 shares)		734	—

(Business Services)	Total Investment		734	—

Peter Brasseler Holdings, LLC	Equity Interests		3,451	3,600

(Business Services)	Total Investment		3,451	3,600

PharMEDium Healthcare Corporation	Senior Loan (6.4%, Due 10/13)	1,910	1,910	1,769

(Healthcare Services)	Total Investment		1,910	1,769

Postle Aluminum Company, LLC	Unitranche Debt (11.0%, Due 10/12)	60,750	60,541	31,489
(Industrial Products)	Equity Interests		2,165	—

	Total Investment		62,706	31,489

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	$14,616	$14,570	$14,173
(Industrial Products)	Equity Interests		1,294	1,900

	Total Investment		15,864	16,073

Promo Works, LLC	Unitranche Debt (10.3%, Due 12/11)	24,932	24,762	23,988

(Business Services)	Total Investment		24,762	23,988

Reed Group, Ltd.	Senior Loan (6.5%, Due 12/13)	10,920	10,784	9,897
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,367	18,289	17,060
	Equity Interests		1,800	500

	Total Investment		30,873	27,457

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	39,501	39,272	38,138
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	180

	Total Investment		39,923	38,435

	Standby Letters of Credit ($2,465)

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		4,113	4,457

(Private Equity Fund)	Total Investment		4,113	4,457

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,503	9,400

(Private Equity Fund)	Total Investment		9,503	9,400

Stag-Parkway, Inc.	Unitranche Debt (14.0%, Due 7/12)	49,285	49,126	37,450

(Business Services)	Total Investment		49,126	37,450

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,290	30,114

(Industrial Products)	Total Investment		30,290	30,114

Summit Energy Services, Inc.	Senior Loan (6.0%, Due 8/13)	9,075	9,031	8,514
(Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,730	35,584	36,440
	Common Stock (415,982 shares)		1,861	1,800

	Total Investment		46,476	46,754

Tank Intermediate Holding Corp.	Senior Debt (8.5%, Due 9/14)	538	384	384
(Industrial Products)	Senior Debt (8.3%, Due 9/14)	30,900	30,079	30,079

	Total Investment		30,463	30,463

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	$22,346	$22,243	$22,243
(Business Services)	Common Stock (12,940 shares)(12)		1,941	484
	Warrant(12)		—	—

	Total Investment		24,184	22,727

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	95,563	95,275	92,570
(Consumer Products)	Equity Interests		2,149	1,500

	Total Investment		97,424	94,070

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	40,000	39,516	37,793

(Business Services)	Total Investment		39,516	37,793

TransAmerican Auto Parts, LLC	Subordinated Debt (16.3%, Due 11/12)(6)	24,561	24,418	—
(Consumer Products)	Equity Interests		1,034	—

	Total Investment		25,452	—

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,054	59,834	57,350

(Business Services)	Total Investment		59,834	57,350

United Road Towing, Inc.	Subordinated Debt (10.0%, Due 1/14)	29,000	28,871	28,710

(Consumer Services)	Total Investment		28,871	28,710

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

VICORP Restaurants, Inc.	Warrants		33	—

(Retail)	Total Investment		33	—

WMA Equity Corporation and Affiliates	Subordinated Debt (16.8%, Due 4/13-4/14)(6)	139,455	138,559	77,687
d/b/a Wear Me Apparel	Common Stock (86 shares)		39,721	—

(Consumer Products)	Total Investment		178,280	77,687

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2008
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Webster Capital II, L.P.(5)	Limited Partnership Interest		$1,700	$1,431

(Private Equity Fund)	Total Investment		1,700	1,431

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	$90,000	89,618	84,975
(Consumer Products)	Common Stock (6,960 shares)		6,961	3,600

	Total Investment		96,579	88,575

York Insurance Services Group, Inc.	Common Stock (12,939 shares)		1,294	1,700

(Business Services)	Total Investment		1,294	1,700

Other companies	Other debt investments	159	88	81
	Other equity investments		25	—

	Total Investment		113	81

Total companies less than 5% owned			$2,600,556	$2,307,332

Total private finance (146 portfolio investments)			$5,156,059	$4,101,937

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			September 30, 2008
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$24,688	$24,688
	7.00%–8.99%	2	4,359	4,294
	9.00%–10.99%	1	6,462	6,462
	11.00%–12.99%	1	10,466	9,588
	15.00% and above	2	3,970	6,397

Total commercial mortgage loans(13)			$49,945	$51,429

Real Estate Owned			$20,855	$24,010

Equity Interests(2) — Companies more than 25% owned			$14,429	$31,193
Guarantees ($6,871)
Standby Letter of Credit ($650)

Total commercial real estate finance			$85,229	$106,632

Total portfolio			$5,241,288	$4,208,569

	Yield	Cost	Value
Investments in U.S. Treasury Bills, Money Market and Other Securities
Blackrock Liquidity Funds	2.9%	$1,226	$1,226
SEI Daily Income Tr Prime Obligation Money Market Fund	2.3%	5	5
Columbia Money Market Reserves Fund	2.6%	12,153	12,153

Total		$13,384	$13,384

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $7.6 million at value were on non-accrual status and therefore were considered non-income producing.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2007
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
SBBUT, LLC	Equity Interests		$—	$—

(Consumer Products)	Total Investment		—	—

Service Center Metals, LLC	Subordinated Debt (15.5%, Due 9/11)	$5,000	4,981	4,981
(Industrial Products)	Equity Interests		313	343

	Total Investment		5,294	5,324

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		2,288	2,288

(Private Equity Fund)	Total Investment		2,288	2,288

SPP Mezzanine Funding, L.P.(5)	Limited Partnership Interest		2,268	1,942

(Private Equity Fund)	Total Investment		2,268	1,942

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		4,077	3,731

(Private Equity Fund)	Total Investment		4,077	3,731

Stag-Parkway, Inc.	Unitranche Debt (10.8%, Due 7/12)	51,000	50,810	50,810

(Business Services)	Total Investment		50,810	50,810

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,273	30,273

(Industrial Products)	Total Investment		30,273	30,273

Summit Energy Services, Inc.	Senior Loan (8.5%, Due 8/13)	24,239	24,239	23,512
(Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,765	35,596	35,596
	Common Stock (89,406 shares)		2,000	1,995

	Total Investment		61,835	61,103

Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	24,100	23,975	23,975
(Business Services)	Common Stock (15,000 shares)(12)		2,250	5,810
	Warrant(12)		—	—

	Total Investment		26,225	29,785

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	96,041	95,693	95,693
(Consumer Products)	Equity Interests		2,483	2,987

	Total Investment		98,176	98,680

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	49,124	48,431	48,431

(Business Services)	Total Investment		48,431	48,431

TransAmerican Auto Parts, LLC	Subordinated Debt (14.0%, Due 11/12)	24,076	23,907	23,907
(Consumer Products)	Equity Interests		1,198	1,014

	Total Investment		25,105	24,921

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,000	59,740	59,740

(Business Services)	Total Investment		59,740	59,740

Universal Air Filter Company	Subordinated Debt (12.0%, Due 11/12)	14,750	14,688	14,688

(Industrial Products)	Total Investment		14,688	14,688

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

	Stated Interest	Number of	December 31, 2007
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$20,361	$19,842
	7.00%–8.99%	8	22,768	22,768
	9.00%–10.99%	3	8,372	8,372
	11.00%–12.99%	1	10,456	10,456
	15.00% and above	2	3,970	3,970

Total commercial mortgage loans(13)		17	$65,927	$65,408

Real Estate Owned			$15,272	$21,253

Equity Interests(2) — Companies more than 25% owned			$15,743	$34,539
Guarantees ($6,871)
Standby Letter of Credit ($1,295)

Total commercial real estate finance			$96,942	$121,200

Total portfolio			$5,140,824	$4,780,521

	Yield	Cost	Value
Investments in U.S. Treasury Bills, Money Market and Other Securities
American Beacon Money Market Select FD Fund	4.5%	$126,910	$126,910
American Beacon Money Market Fund	4.8%	40,163	40,163
SEI Daily Income Tr Prime Obligation Money Market Fund	4.9%	34,143	34,143
Columbia Money Market Reserves Fund	4.6%	6	6

Total		$201,222	$201,222

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $14.3 million at value were on non-accrual status and therefore were considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and nine months ended September 30, 2008 and 2007, is unaudited)

Note 1. Organization

Allied Capital Corporation, a Maryland corporation, is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Allied Capital Corporation (“ACC”) has a real estate investment trust subsidiary, Allied Capital REIT, Inc. (“Allied REIT”), and several subsidiaries that are single member limited liability companies established for specific purposes including holding real estate properties. ACC also has a subsidiary, A.C. Corporation (“AC Corp”), that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging loans, to the Company, its portfolio companies and its managed funds.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and changes in net assets and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the operating results to be expected for the full year.

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

While the Company typically exits its securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where the Company does not have control or the ability to gain control through an option or warrant security, the Company cannot typically control the exit of its investment into its principal market (the M&A market). As a result, in accordance with SFAS 157, the Company is required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. The Company continues to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of its equity investment in these portfolio companies. The determined equity values are generally discounted when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors, which the Company believes would lead a market participant to discount such securities. For loan and debt securities, the Company performs a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires the Company to estimate the expected repayment date of the instrument and a market participant’s required yield. The Company’s estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as the Company’s loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to the Company’s estimates of market interest rates and leverage levels at the balance sheet date. Assuming the credit quality of the loan or debt security remains stable, the Company will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that the Company uses to estimate the fair value of its loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, the Company may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills, when applicable, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

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

Dividends to Shareholders

Dividends to shareholders are recorded on the ex-dividend date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The stock option expense for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2008	2007	2008	2007

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$—	$1.7	$3.9	$8.2
Options granted on or after January 1, 2006	1.5	2.2	5.6	8.9

Total options granted	1.5	3.9	9.5	17.1
Options cancelled in connection with tender offer (see Note 9)	—	14.4	—	14.4

Total employee stock option expense	$1.5	$18.3	$9.5	$31.5

Per basic share	$0.01	$0.12	$0.06	$0.21
Per diluted share	$0.01	$0.12	$0.06	$0.20

In addition to employee stock option expense for options granted for the nine months ended September 30, 2008 and 2007, administrative expense included $0.1 million and $0.2 million, respectively, of expense related to options granted to non-officer directors. Options were granted to non-officer directors in both the second quarters of 2008 and 2007. No options were granted to non-officer directors in the first or third quarters of 2008 or 2007. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The stock option expense for options granted was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2008 and 2007:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.4%	4.6%	2.8%	4.6%
Expected volatility	32.8%	24.4%	27.8%	26.4%
Dividend yield	8.5%	8.9%	8.5%	8.9%
Weighted average fair value per option	$1.81	$2.51	$2.18	$2.96

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

To determine the stock options expense for the options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense will be $11.8 million, $4.8 million, and $3.1 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after September 30, 2008, as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of September 30, 2008, is expected to be recognized over an estimated weighted-average period of 1.6 years.

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

Federal and State Income Taxes and Excise Tax

The Company intends to comply with the requirements of the Code that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). ACC and any subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their current year taxable income to shareholders; therefore, the Company has made no provision for income taxes exclusive of excise taxes for these entities.

If the Company does not distribute or treat as a deemed distribution at least 98% of its annual taxable income available for distribution in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, including deemed distributions, from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options issued to acquire common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares, if any.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The consolidated financial statements include portfolio investments at value of $4.2 billion and $4.8 billion at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, and December 31, 2007, 91% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements. However, the impact on its consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value. The Company has applied the provisions of this FSP in determining the fair value of its portfolio investments at September 30, 2008. The application of the FSP did not have a material impact on the Company’s consolidated financial position or its results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At September 30, 2008, and December 31, 2007, the private finance portfolio consisted of the following:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$622.4	$434.9	4.2%	$374.1	$344.3	7.7%
Unitranche debt(2)	639.0	579.3	12.0%	659.2	653.9	11.5%
Subordinated debt(3)	2,420.2	2,062.6	13.1%	2,576.4	2,416.4	12.8%

Total loans and debt securities(4)	3,681.6	3,076.8	11.7%	3,609.7	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(5)	247.2	218.3	17.1%	218.3	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(5)	114.3	114.3	10.3%	0.7	0.7	12.4%
Other equity securities	1,113.0	692.5		1,215.2	1,041.0

Total equity securities	1,474.5	1,025.1		1,434.2	1,244.7

Total	$5,156.1	$4,101.9		$5,043.9	$4,659.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At September 30, 2008, and December 31, 2007, the cost and value of subordinated debt included the Class A equity interests in Ciena Capital LLC, which were placed on non-accrual status during the fourth quarter of 2006. At September 30, 2008, senior loans included the senior secured loan to Ciena totaling $319.0 million at cost and $180.2 million at value, which was placed on non-accrual on the purchase date.
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

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $3,718.7 million and $3,639.6 million at September 30, 2008, and December 31, 2007, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $37.1 million and $29.9 million at September 30, 2008, and December 31, 2007, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Unitranche Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At September 30, 2008, 83% of the private finance loans and debt securities had a fixed rate of interest and 17% had a floating rate of interest. At December 31, 2007, 86% of the private finance loans and debt securities had a fixed rate of interest and 14% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is generally paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt is generally paid to the Company quarterly.

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

Ciena Capital LLC.  Ciena Capital LLC (“Ciena”) has provided loans to commercial real estate owners and operators. Ciena has been a participant in the Small Business Administration’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. Ciena is headquartered in New York, NY.

At both September 30, 2008, and December 31, 2007, the Company held all of the Class A equity interests, all of the Class B equity interests, and 94.9% of the Class C equity interests. At September 30, 2008, the Company also held $319 million of the $324 million of senior secured loans to Ciena.

At September 30, 2008, the Company’s investment in Ciena totaled $646.7 million at cost and $180.2 million at value, after the effect of unrealized depreciation of $466.5 million. Other assets

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

includes amounts receivable from or related to Ciena totaling $15.4 million, which have a value of $2.2 million at September 30, 2008. At December 31, 2007, the Company’s investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included depreciation related to the Company’s investment in Ciena of $151.9 million and $220.5 million for the three and nine months ended September 30, 2008, respectively. Net change in unrealized appreciation or depreciation included depreciation related to the Company’s investment in Ciena of $84.1 million and $103.2 million for the three and nine months ended September 30, 2007, respectively.

Ciena has continued to experience significant deterioration in the value of its assets as a result of a continued increase in the uncertainty in the financial markets, decreasing bid prices and a further reduction in the number of loan buyers. Ciena, therefore, believes that the value of its assets is insufficient to cover all of its liabilities and it is insolvent. On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”).

Ciena intends to continue to operate its servicing business and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Ciena believes that by filing for bankruptcy protection it will be able to proceed with an orderly sale of its assets over time in more favorable market conditions in the future and thereby maximize the value of its assets and reduce costs in order to repay its debts.

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and the Company, in lieu of paying under its guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position held by Citibank, N.A. The Company paid $325.4 million to fund the purchase, which included $319.0 million of principal, $1.4 million of interest, and $5.0 million of other payments related to the revolving credit facility and the bankruptcy. On October 6, 2008, $6.4 million of the purchase was funded. As of September 30, 2008, the senior secured loan had a cost basis of $319.0 million and a value of $180.2 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to Citibank. In connection with the Company’s continuing guaranty of the amounts held by Citibank, the Company has agreed with Citibank that the amounts owing to Citibank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

Total interest and related portfolio income earned from the Company’s investment in Ciena for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Interest income on Class A equity interests	$—	$—	$—	$—
Fees and other income	—	1.3	—	4.1

Total interest and related portfolio income	$—	$1.3	$—	$4.1

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

In the fourth quarter of 2006, the Company placed its investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in Ciena for the three and nine months ended September 30, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit, the Company earned fees of $1.3 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, which were included in fees and other income. These fees were $5.4 million for the year ended December 31, 2007. Ciena has not yet paid the $5.4 million in such fees earned by the Company during 2007, and at September 30, 2008, and December 31, 2007, such fees were included as a receivable in other assets with a carrying amount, net of depreciation, of zero and $5.4 million, respectively. The Company considered this outstanding receivable in its valuation of Ciena at September 30, 2008, and December 31, 2007. The Company did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company will not earn any fees from Ciena for continuing to provide the guaranty or letters of credit.

At September 30, 2008, the Company had standby letters of credit issued under its line of credit of $102.6 million in connection with term securitization transactions completed by Ciena. The Company considered these standby letters of credit in its valuation of Ciena at September 30, 2008.

Ciena maintains two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena would remain a preferred lender in the SBA 7(a) Guaranteed Loan Program and would retain the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA pursuant to which Ciena deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. The agreement provided that, during its

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

term, an independent third party selected by the SBA would review loans originated by Ciena before they could be sold into the secondary market and would review defaulted loans repurchased from the secondary market by Ciena before the SBA would reimburse Ciena. Ciena and the SBA have disagreed regarding the operation of the agreement, particularly the SBA’s repurchase obligations for defaulted loans subject to third party review. Further, Ciena’s position is that the agreement terminated on September 6, 2008.

Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. The Company is unable to predict the outcome of these inquiries, and it is possible that third parties could try to seek to impose liability against the Company in connection with certain defaulted loans in Ciena’s portfolio. These investigations, audits and reviews are ongoing.

On or about January 16, 2007, Ciena (f/k/a Business Loan Express, LLC) and its subsidiary Business Loan Center LLC (“BLC”) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs appealed the dismissal. Ciena’s bankruptcy filing automatically stayed the appeal; however, pursuant to Ciena’s request, the Court lifted the automatic stay to permit the appeal to proceed. Ciena and BLC’s request to have oral argument on the appeal placed back on the appellate calendar is currently pending before the U.S. Court of Appeals for the 11th Circuit.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, current regulatory issues, ongoing investigations, and litigation in performing the valuation of Ciena at September 30, 2008.

Mercury Air Centers, Inc.  In April 2004, the Company completed the purchase of a majority ownership in Mercury Air Centers, Inc. (“Mercury”). At June 30, 2007, the Company’s investment in Mercury totaled $85.3 million at cost and $320.1 million at value, which included unrealized appreciation of $234.8 million. In August 2007, the Company completed the sale of its majority equity interest in Mercury. For the year ended December 31, 2007, the Company realized a gain of $262.4 million, subject to post-closing adjustments. For the nine months ended September 30, 2008, the Company realized an additional gain of $3.3 million resulting from these post-closing adjustments. In addition, the Company was repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Total interest and related portfolio income earned from the Company’s investment in Mercury for the three and nine months ended September 30, 2007, was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
($ in millions)	September 30, 2007	September 30, 2007

Interest income	$1.0	$5.1
Fees and other income	—	0.2

Total interest and related portfolio income	$1.0	$5.3

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At September 30, 2008, and December 31, 2007, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$25.8	15.5%	$28.4	$28.5	14.0%
Callidus Debt Partners CLO Fund IV, Ltd.	2.0	2.2	20.0%	—	—
Callidus Debt Partners CLO Fund VI, Ltd.	7.1	5.8	16.7%	4.3	4.3	13.4%
Callidus MAPS CLO Fund I LLC	17.0	13.9	10.6%	17.0	16.1	11.0%
Callidus MAPS CLO Fund II LLC	3.5	3.5	23.8%	—	—
Dryden XVIII Leveraged Loan 2007 Limited	7.6	7.4	17.4%	7.4	7.4	12.7%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	16.4	13.4%	22.0	22.0	14.1%
Knightsbridge CLO 2008-1 Ltd.(3)	31.3	31.3	11.1%	—	—
Pangaea CLO 2007-1 Ltd.	11.6	9.5	16.2%	11.6	11.6	13.9%

Total bonds	127.2	115.8	14.0%	90.7	89.9	13.3%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	18.1	15.7%	21.8	20.0	14.1%
Callidus Debt Partners CLO Fund IV, Ltd.	14.5	13.7	21.7%	12.3	11.3	16.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.2	12.7	23.0%	14.0	14.7	19.3%
Callidus Debt Partners CLO Fund VI, Ltd.	27.9	28.1	23.0%	27.0	27.0	19.3%
Callidus Debt Partners CLO Fund VII, Ltd.	23.8	19.7	18.5%	22.1	22.1	16.6%
Callidus MAPS CLO Fund I LLC	45.8	33.8	6.0%	49.3	36.1	7.6%
Callidus MAPS CLO Fund II, Ltd.	18.2	15.2	20.8%	18.7	18.7	14.7%
Dryden XVIII Leveraged Loan 2007 Limited	22.5	20.8	18.5%	21.9	21.9	14.2%
Knightsbridge CLO 2007-1 Ltd.(3)	40.7	35.7	17.0%	31.2	31.2	15.2%
Knightsbridge CLO 2008-1 Ltd.(3)	20.5	20.5	16.6%	—	—

Total preferred shares/income notes	247.2	218.3	17.1%	218.3	203.0	14.6%

Total	$374.4	$334.1		$309.0	$292.9

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both September 30, 2008, and December 31, 2007, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At September 30, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 658 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$273.2	$288.5
Syndicated loans	4,435.3	4,122.7
Cash(1)	107.8	104.4

Total underlying collateral assets(2)	$4,816.3	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At September 30, 2008, and December 31, 2007, the total face value of defaulted obligations was $28.5 million and $18.4 million, respectively, or approximately 0.6% and 0.4% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At September 30, 2008, and December 31, 2007, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status
Companies more than 25% owned	$197.0	$114.1
Companies 5% to 25% owned	0.8	11.7
Companies less than 5% owned	136.6	23.8
Loans and debt securities not in workout status
Companies more than 25% owned	34.5	21.4
Companies 5% to 25% owned	6.6	13.4
Companies less than 5% owned	—	13.3

Total	$375.5	$197.7

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at September 30, 2008, and December 31, 2007, were as follows:

	2008	2007

Industry
Business services	34%	37%
Consumer products	24	25
Financial services	8	6
CLO/CDO(1)	8	6
Industrial products	5	10
Consumer services	5	4
Retail	5	4
Private debt funds	4	1
Healthcare services	2	3
Other	5	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	41%	36%
Midwest	26	32
Southeast	17	17
West	14	14
Northeast	2	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital, and certain of these funds are managed by the Company through a wholly-owned subsidiary.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At September 30, 2008, and December 31, 2007, the commercial real estate finance portfolio consisted of the following:

	2008			2007
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$49.9	$51.4	7.4%	$65.9	$65.4	6.8%
Real estate owned	20.9	24.0		15.3	21.3
Equity interests	14.4	31.2		15.7	34.5

Total	$85.2	$106.6		$96.9	$121.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2008, and December 31, 2007, approximately 71% and 85%, respectively, of the Company’s commercial mortgage loan portfolio was composed of fixed rate loans and approximately 29% and 15%, respectively, was composed of adjustable interest rate loans. At September 30, 2008, and December 31, 2007, loans with a value of $7.6 million and $14.3 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial real estate finance portfolio at value at September 30, 2008, and December 31, 2007, were as follows:

	2008	2007

Property Type
Hospitality	51%	44%
Office	20	21
Recreation	18	15
Retail	9	18
Other	2	2

Total	100%	100%

Geographic Region
Southeast	43%	40%
West	26	20
Midwest	22	31
Northeast	8	7
Mid-Atlantic	1	2

Total	100%	100%

Fair Value Measurements

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

SFAS 157 establishes a fair value hierarchy that encourages the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. Inputs are classified into one of three categories:

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2008, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of September 30,	Identical Assets	Inputs	Inputs
($ in millions)	2008	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
Portfolio
Private finance	$4,101.9	$—	$—	$4,101.9
Commercial real estate finance	106.6	—	—	106.6

Total portfolio	$4,208.5	$—	$—	$4,208.5

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

		Commercial
	Private	Real Estate
($ in millions)	Finance	Finance	Total

Balance at December 31, 2007	$4,652.7	$121.2	$4,773.9
Total gains or losses
Net realized gains (losses)(1)	80.2	(2.2)	78.0
Net change in unrealized appreciation or depreciation(2)	(665.0)	(2.9)	(667.9)
Purchases, issuances, repayments and exits, net(3)	34.0	(9.5)	24.5
Transfers in and/or out of level 3	—	—	—

Balance at September 30, 2008	$4,101.9	$106.6	$4,208.5

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(611.1)	$(5.8)	$(616.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations) and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Managed Funds

The Company manages funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the “Managed Funds”). As of September 30, 2008, the funds that the Company manages had total committed capital of $4.9 billion and total assets of $2.0 billion. During 2007, the Company established the Unitranche Fund LLC and the Allied Capital Senior Debt Fund, L.P. In the first quarter of 2008, the Company formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd. In the second quarter of 2008, the Company formed Knightsbridge CLO 2008-1 Ltd. The Company’s responsibilities to the Managed Funds may include origination, underwriting, and portfolio monitoring and development services consistent with the activities that the Company performs for its portfolio. Each of the Managed Funds may separately invest in the debt or equity of a company depending on each fund’s investment strategy and other factors. The Company’s portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by the Managed Funds.

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

Unitranche Fund LLC.  In December 2007, the Company formed the Unitranche Fund LLC (“Unitranche Fund”), which the Company co-manages with an affiliate of General Electric Capital Corporation (“GE”). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with Earnings before Interest, Taxes, Depreciation, and Amortization of at least $15 million. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and the Company has committed $525.0 million of subordinated certificates. The Unitranche Fund is capitalized as transactions are completed. Transactions must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company and GE. The Company earns a management and sourcing fee totaling 0.375% per annum of managed assets. In addition to the management and sourcing fee, the Company earns structuring fees on investments made by the Unitranche Fund. At September 30, 2008, the Unitranche Fund had total assets of approximately $702 million, and the Company’s investment in the Unitranche Fund totaled $114.3 million at cost and at value.

Allied Capital Senior Debt Fund, L.P.  The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (“ACSDF”), a private fund that generally invests in senior, unitranche and second lien debt. The Company has committed and funded $31.8 million to ACSDF, which is a portfolio company. The Company’s investment in ACSDF totaled $31.8 million at cost and $32.0 million at value at September 30, 2008, and $31.8 million at cost and $32.8 million at value at December 31, 2007. ACSDF has closed on $125 million in equity capital commitments and had total assets of approximately $424 million at September 30, 2008. As a special limited partner, the Company will earn an incentive allocation to the extent of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of the Company’s investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus its allocation of the net earnings of ACSDF, including the incentive allocation.

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

The Company may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from the Company. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, the Company sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. During the nine months ended September 30, 2008, the Company sold $72.3 million of seasoned assets with a weighted average yield of 9.2% to the warehouse financing vehicle. ACSDF also purchases loans from other third parties. Due to the lack of liquidity in the securitization markets, ACSDF is not currently purchasing loans and at September 30, 2008, the ACSDF warehouse financing vehicle had completed its reinvestment period and any investment repayments are used to repay outstanding balances under the warehouse facility.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, the Company, through a wholly-owned subsidiary, assumed the management of Knightsbridge CLO 2007-1 Ltd. (“Knightsbridge 2007”), which invests primarily in middle market senior loans.

At September 30, 2008, Knightsbridge 2007 had total assets of approximately $500 million and the Company’s investment in this CLO totaled $59.4 million at cost and $52.1 million at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists the Company in the management of Knightsbridge 2007 and the Company pays Callidus a portion of the management fee earned for this assistance.

The Company may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from the Company or from other third parties. During the three and nine months ended September 30, 2008, the Company sold loans totaling $17.3 million and $84.8 million, respectively, with a weighted average yield of 9.0% and 8.5%, respectively, to Knightsbridge 2007.

Knightsbridge CLO 2008-1 Ltd.  In June 2008, the Company formed Knightsbridge 2008-1 Ltd. (“Knightsbridge 2008”). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. The Company manages Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans.

At September 30, 2008, Knightsbridge 2008 had total assets of approximately $241 million and the Company’s investment in this CLO totaled $51.8 million at cost and at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists the Company in the management of Knightsbridge 2008 and the Company pays Callidus a portion of the management fee earned for this assistance.

The Company may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from the Company or from other third parties. During both the three and nine months ended September 30, 2008, the Company sold loans totaling $29.1 million with a weighted average yield of 9.9% to Knightsbridge 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

AGILE Fund I, LLC.  In January 2008, the Company entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (“Goldman Sachs”).

As part of the investment agreement, the Company agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (“AGILE”), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008. The sale to AGILE included 13.7% of the Company’s equity investments in 23 of its buyout portfolio companies and 36 of its minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.3 million (subsequent to post-closing adjustments) and dividend income of $5.4 million. In addition, the Company sold approximately $63 million in debt investments, which represented 7.3% of its unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

The Company is the managing member of AGILE, and is entitled to an incentive allocation subject to certain performance benchmarks. The Company owns the remaining interests in AGILE not held by Goldman Sachs. At September 30, 2008, AGILE had total assets of approximately $150 million and the Company’s investment in AGILE totaled $0.8 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by the Company and will have future opportunities to invest in the Company’s affiliates, or vehicles managed by them, and to coinvest alongside the Company in the future, subject to various terms and conditions.

As part of this transaction, the Company also sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008 and resulted in a net realized loss of $7.0 million (subsequent to post-closing adjustments) for the nine months ended September 30, 2008.

Note 4. Debt

At September 30, 2008, and December 31, 2007, the Company had the following debt:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable:
Privately issued unsecured notes payable	$1,081.0	$1,081.0	6.6%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable	1,961.0	1,961.0	6.6%		1,922.2	1,922.2	6.4%
Revolving line of credit	632.5	170.0	5.0	%(2)	922.5	367.3	5.9	%(2)

Total debt	$2,593.5	$2,131.0	6.8	%(3)	$2,844.7	$2,289.5	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $7.3 million and $3.7 million at September 30, 2008, and December 31, 2007, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

  Notes Payable

Privately Issued Unsecured Notes Payable.  The Company has privately issued unsecured long-term notes to institutional investors. The notes have five- or seven-year maturities and have fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At September 30, 2008, the notes had maturities from March 2009 to June 2015. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

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

Publicly Issued Unsecured Notes Payable.  At September 30, 2008, the Company had outstanding publicly issued unsecured notes as follows:

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Scheduled Maturities.  Scheduled future maturities of notes payable at September 30, 2008, were as follows:

Year	Amount Maturing
($ in millions)

2008	$—
2009	268.5
2010	408.0
2011	472.5
2012	339.0
Thereafter	473.0

Total	$1,961.0

Revolving Line of Credit

At December 31, 2007, the Company had an unsecured revolving line of credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. On April 9, 2008, the Company entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, with Bank of America, N.A., as a lender and as administrative agent, and the other lenders thereunder, which replaced the Company’s previous revolving line of credit. The Company may obtain additional commitments up to a total committed facility of $1.5 billion, subject to customary conditions and availability of capital. The revolving line of credit expires on April 11, 2011.

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

The annual cost of commitment fees, other facility fees and amortization of debt financing costs was $7.3 million and $3.7 million at September 30, 2008, and December 31, 2007, respectively.

The average debt outstanding on the revolving line of credit was $158.2 million and $62.3 million, respectively, for the nine months ended September 30, 2008 and 2007. The maximum amount borrowed under this facility and the weighted average stated interest rate during the nine months ended September 30, 2008 and 2007, were $403.8 million and 4.7%, respectively, and $225.5 million and 6.4%, respectively. At September 30, 2008, the amount available under the revolving line of credit was

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

$338.7 million, net of amounts committed for standby letters of credit of $123.8 million issued under the credit facility.

Debt Covenants

The Company has various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at September 30, 2008, and December 31, 2007. These covenants require the Company to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of the Company’s assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company’s credit facilities limit its ability to declare dividends if the Company defaults under certain provisions. At September 30, 2008, the Company was in compliance with the financial and operating covenants required under the revolving line of credit and the privately issued unsecured notes payable. The Company experienced a significant reduction in its net worth at September 30, 2008, primarily resulting from net unrealized depreciation on the Company’s portfolio, which reflects current market conditions. The Company intends to seek an amendment of the minimum net worth covenant from the lenders in the revolving line of credit and the privately issued unsecured notes payable. There can be no assurance that the Company will obtain such an amendment.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that the Company will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies, including Ciena. All standby letters of credit have been issued through Bank of America, N.A. As of September 30, 2008, and December 31, 2007, the Company had issued guarantees of debt, rental and other obligations aggregating $22.4 million and $270.6 million, respectively, and had extended standby letters of credit aggregating $123.8 million and $58.5 million, respectively. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $146.2 million and $329.1 million at September 30, 2008, and December 31, 2007, respectively.

At September 30, 2008, and December 31, 2007, $5.0 million and $258.7 million, respectively, of the Company’s guarantees, and $102.6 million and $18.0 million, respectively, of the standby letters of credit related to the Company’s investment in Ciena. The reduction in the Ciena-related guaranty since December 31, 2007, relates to Ciena’s decision to voluntarily file for bankruptcy protection on September 30, 2008. As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and the Company, in lieu of paying under its guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position continued to be held by Citibank, N.A. See “Note 3. Private Finance — Ciena Capital LLC.” In connection with the Company’s continuing

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments, continued

guaranty of the amounts held by Citibank, the Company has agreed with Citibank that the amounts owing to Citibank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

As of September 30, 2008, the guarantees and standby letters of credit expire as follows:

							After
(in millions)	Total	2008	2009	2010	2011	2012	2012
Guarantees	$22.4	$—	$7.5	$9.6	$4.4	$0.1	$0.8
Standby letters of credit(1)	123.8	—	1.7	—	122.1	—	—

Total(2)	$146.2	$—	$9.2	$9.6	$126.5	$0.1	$0.8

(1)	Standby letters of credit are issued under the Company’s revolving line of credit that expires in April 2011. Therefore, unless a standby letter of credit is set to expire at an earlier date, it is assumed that the standby letters of credit will expire contemporaneously with the expiration of the Company’s line of credit in April 2011.

(2)	At September 30, 2008, the Company guaranteed $5 million of Ciena’s senior secured loan not held by the Company as well as related interest, fees and related expenses, and also had standby letters of credit issued totaling $102.6 million in connection with term securitizations completed by Ciena. The Company considered the outstanding letters of credit in its valuation at September 30, 2008. See “Note 3. Private Finance — Ciena Capital LLC” for additional information.

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At September 30, 2008, the Company had outstanding commitments to fund investments totaling $775.5 million, including $737.0 million related to private finance investments and $38.5 million related to commercial real estate finance investments. Outstanding commitments to the Unitranche Fund LLC will be funded as investments are funded by the Unitranche Fund. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company and GE, and the level of investments made by the Unitranche Fund will be dependent on market conditions and the Unitranche Fund’s ability to identify attractive investment opportunities during the investment period.

Note 6. Shareholders’ Equity

Sales of common stock for the nine months ended September 30, 2008 and 2007, were as follows:

(in millions)	2008	2007

Number of common shares	20.5	3.3

Gross proceeds	$417.1	$97.3
Less costs, including underwriting fees	(14.6)	(3.5)

Net proceeds	$402.5	$93.8

There were no stock options exercised during the nine months ended September 30, 2008. The Company issued 0.5 million shares of common stock upon the exercise of stock options during the nine months ended September 30, 2007. In addition, in July 2007, the Company issued 1.7 million

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity, continued

unregistered shares of common stock upon the cancellation of stock options pursuant to a tender offer. See Note 9.

The Company has a dividend reinvestment plan, whereby the Company buys shares of its common stock in the open market or issues new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company cannot issue new shares at a price below net asset value. Dividend reinvestment plan activity for the nine months ended September 30, 2008 and 2007, was as follows:

	For the Nine
	Months Ended
	September 30,
	2008	2007
(in millions, except per share amounts)

Shares issued	0.2	0.4
Average price per share	$19.49	$30.05

Shares purchased by plan agent for shareholders	0.5	—
Average price per share	$14.43	—

Note 7. Earnings Per Common Share

Earnings per common share for the three and nine months ended September 30, 2008 and 2007, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(in millions, except per share amounts)

Net increase (decrease) in net assets resulting from operations	$(318.3)	$(96.5)	$(461.2)	$125.8

Weighted average common shares outstanding — basic	178.7	154.0	171.1	152.0
Dilutive options outstanding	—	—	—	2.7

Weighted average common shares outstanding — diluted	178.7	154.0	171.1	154.7

Basic earnings (loss) per common share	$(1.78)	$(0.63)	$(2.70)	$0.83

Diluted earnings (loss) per common share	$(1.78)	$(0.63)	$(2.70)	$0.81

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

The IPA expense for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

IPA	$2.0	$2.4	$6.6	$7.4
IPA mark to market expense (benefit)	—	(2.0)	(4.1)	(3.6)

Total IPA expense	$2.0	$0.4	$2.5	$3.8

The Company also has an individual performance bonus (“IPB”), which is distributed in cash to award recipients equally throughout the year (beginning in February of each year) as long as the recipient remains employed by the Company. If a recipient terminates employment during the year, any remaining cash payments under the IPB would be forfeited. For the three months ended September 30, 2008 and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Employee Compensation Plans, continued

2007, the IPB expense was $2.4 million and $2.6 million, respectively. For the nine months ended September 30, 2008 and 2007, the IPB expense was $6.8 million and $7.1 million, respectively. The IPA and IPB expenses are included in employee expenses.

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

At September 30, 2008, and December 31, 2007, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 7.6 million and 10.7 million, respectively.

Information with respect to options granted, exercised and forfeited under the Option Plan for the nine months ended September 30, 2008, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	September 30,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2008(1)

Options outstanding at January 1, 2008	18.5	$28.36
Granted	7.7	$22.52
Exercised	—	$—
Forfeited/cancelled	(4.5)	$26.59

Options outstanding at September 30, 2008	21.7	$26.65	5.58	$—

Exercisable at September 30, 2008(2)	13.9	$28.15	5.22	$—

Exercisable and expected to be exercisable at September 30, 2008(3)	19.6	$27.02	5.50	$—

(1)	Represents the difference between the market value of the options at September 30, 2008, and the cost for the option holders to exercise the options.

(2)	Represents vested options.

(3)	The amount of options expected to be exercisable at September 30, 2008, is calculated based on an estimate of expected forfeitures.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

During the nine months ended September 30, 2007, 6.6 million options were granted, 0.5 million options were exercised, 0.5 million options were forfeited and 10.3 million were cancelled in a tender offer as discussed below.

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

The fair value of the shares vested during the nine months ended September 30, 2008 and 2007, was $13.5 million and $21.6 million, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2007, was $2.6 million. There were no options exercised during the nine months ended September 30, 2008.

Note 10. Dividends and Distributions and Taxes

The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share for the first, second and third quarters of 2008 and $0.63, $0.64 and $0.65 per common share for the first, second and third quarters of 2007, respectively. These dividends totaled $340.4 million and $293.7 million for the nine months ended September 30, 2008 and 2007, respectively. The Company declared an extra cash dividend of $0.05 per share during 2006, which was paid to shareholders on January 19, 2007.

The Company’s Board of Directors also declared a dividend of $0.65 per share for the fourth quarter of 2008.

At December 31, 2007, the Company had excess taxable income of $393.3 million available for distribution to shareholders in 2008. Excess taxable income for 2007 represents approximately $40.9 million of ordinary income and approximately $352.4 million of net long-term capital gains.

Dividends paid in 2008 will first be paid out of the excess taxable income carried over from 2007. For the first, second and third quarters of 2008, the Company paid dividends of $340.4 million. The remainder of 2007 excess taxable income to be distributed during the fourth quarter of 2008 is $52.9 million. In accordance with regulated investment company distribution rules, the Company was required to declare current year dividends to be paid from carried over excess taxable income from 2007 before the Company filed its 2007 tax return in September 2008, and the Company is required to pay such dividends by December 31, 2008. To comply with these rules, on July 8, 2008, the Company’s Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2008. The third quarter dividend was paid on September 26, 2008, and the fourth quarter dividend will be paid on December 26, 2008 to shareholders of record on December 12, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

Given that a substantial portion of the 2008 dividend payments will be made from excess taxable income carried over from 2007, the Company currently expects to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. The Company will generally be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. The Company has accrued an excise tax expense on the estimated excess taxable income earned for the respective periods. For the three and nine months ended September 30, 2008, the Company recorded an excise tax expense of $0.9 million and $5.1 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded an excise tax expense of $9.0 million and $16.6 million, respectively. The excise tax expense for the nine months ended September 30, 2008 is lower than for the same period in 2007 as the Company expects that its excess taxable income carried over from 2008 for distribution in 2009 will be lower than the excess taxable income carried over from 2007 for distribution in 2008.

In addition to excess taxable income carried forward, the Company has cumulative deferred taxable income related to installment sale gains of approximately $236.0 million as of December 31, 2007. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash.

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

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended September 30, 2008 and 2007, AC Corp’s income tax expense was $1.2 million and $2.2 million, respectively, and for the nine months ended September 30, 2008 and 2007, income tax expense was $3.0 million and income tax benefit was $0.5 million, respectively.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $95.9 million and $81.2 million for the nine months ended September 30, 2008 and 2007, respectively. The Company paid income taxes, including excise taxes (net of refunds), of $13.0 million and $20.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Non-cash operating activities for the nine months ended September 30, 2008 and 2007, totaled $107.7 million and $58.4 million, respectively. Non-cash operating activity included the exchange of existing debt securities and accrued interest for new debt and equity securities.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively. Non-cash financing activities for the nine months ended September 30, 2007, also included the payment of one-half of the value of the option cancellation payment in connection with the tender offer, or $52.8 million, through the issuance of 1.7 million unregistered shares of the Company’s common stock. See Note 9.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Nine Months Ended		Year Ended
	September 30,		December 31,
	2008(1)	2007	2007

Per Common Share Data
Net asset value, beginning of period	$17.54	$19.12	$19.12

Net investment income(2)	1.04	0.54	0.91
Net realized gains (losses)(2)(3)	0.28	2.03	1.74

Net investment income plus net realized gains(2)	1.32	2.57	2.65
Net change in unrealized appreciation or depreciation(2)(3)	(4.02)	(1.76)	(1.66)

Net increase (decrease) in net assets resulting from operations(2)	(2.70)	0.81	0.99

Net decrease in net assets from shareholder distributions	(1.95)	(1.92)	(2.64)
Net increase in net assets from capital share transactions(2)(4)	0.62	0.23	0.41
Decrease in net assets from cash portion of the option cancellation payment(2)(6)	—	(0.34)	(0.34)

Net asset value, end of period	$13.51	$17.90	$17.54

Market value, end of period	$10.80	$29.39	$21.50
Total return(5)	(43.3)%	(4.2)%	(27.6)%

Ratios and Supplemental Data ($ and shares in thousands, except per share amounts)
Ending net assets	$2,413.4	$2,765.8	$2,771.8
Common shares outstanding at end of period	178.7	154.5	158.0
Diluted weighted average common shares outstanding	171.1	154.7	154.7
Employee, employee stock option and administrative expenses/average net assets(7)	3.80%	5.06%	6.10%
Total operating expenses/average net assets(7)	7.85%	8.46%	10.70%
Income tax expense (benefit), including excise tax/average net assets(7)	0.30%	0.56%	0.47%
Net investment income/average net assets(7)	6.59%	2.87%	4.91%
Net increase (decrease) in net assets resulting from operations/average net assets(7)	(16.99)%	4.35%	5.34%
Portfolio turnover rate(7)	19.38%	24.43%	26.84%
Average debt outstanding	$2,072.8	$1,909.5	$1,924.2
Average debt per share(2)	$12.12	$12.34	$12.44

(1)	The results for nine months ended September 30, 2008, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Excludes capital share transactions related to the cash portion of the option cancellation payment.
(5)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(6)	On July 18, 2007, the Company completed a tender offer, which resulted in a total option cancellation payment of approximately $105.6 million, of which $52.8 million was paid in cash and $52.8 million was paid through the issuance of unregistered shares of the Company’s common stock.
(7)	The ratios for the nine months ended September 30, 2008 and 2007, do not represent annualized results.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation, continued

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint alleges breaches of fiduciary duty by the Board of Directors arising from alleged mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company, the acquisition of certain phone records, and the adequacy of internal controls relating to the valuation of securities in the Company’s portfolio. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. Ms. Nadoff sent a letter to the Company’s Board of Directors on October 5, 2007, reciting substantially the same claims and requesting that the Board of Directors investigate her allegations and take appropriate action. The Board of Directors subsequently established a committee, which engaged and was advised by its own counsel, to review the matter. The Board’s committee evaluated the allegations in Ms. Nadoff’s October 5 letter and recommended that the Board take no further action. After considering both Ms. Nadoff’s request and the committee’s recommendation, the Board accepted the recommendation.

In addition, the Company is party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. For a discussion of civil investigations being conducted regarding the lending practice of Ciena Capital LLC, a portfolio company of the Company, see “Note 3, Portfolio — Ciena Capital LLC.”

While the outcome of any of the open legal proceedings described above cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of September 30, 2008, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

Washington, D.C.
November 10, 2008

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$—	$861	$(110)	$751
(Private Equity Fund)

Alaris Consulting, LLC	Senior Loan(5)			—	—	—	—
(Business Services)	Equity Interests			—	1,549	(1,549)	—

AllBridge Financial, LLC	Equity Interests			7,800	21,849	(10,218)	19,431
(Asset Management)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			32,811	—	(846)	31,965
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			1,633	—	(698)	935
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			2,557	—	(2,400)	157
(Business Services)	Common Stock			370	526	—	896

Aviation Properties Corporation	Common Stock			—	3	(3)	—
(Business Services)

Border Foods, Inc.	Senior Loan(5)			—	20,991	(2,157)	18,834
(Consumer Products)	Senior Loan	$619		—	23,843	(716)	23,127
	Preferred Stock			4,648	5,383	—	10,031
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)		$218	3,035	2,026	(4,393)	668
(Asset Management)	Equity Interests			3,559	2	(3,561)	—

Callidus Capital Corporation	Senior Loan	95		—	1,750	—	1,750
(Asset Management)	Subordinated Debt	1,251		6,871	9,947	(3,500)	13,318
	Common Stock	3,000		44,587	—	(4,555)	40,032

Ciena Capital LLC	Senior Loan			—	319,031	(138,837)	180,194
(Financial Services)	Class A Equity
	Interests(5)			68,609	—	(68,609)	—
	Class B Equity Interests			—	—	—	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	36		679	2	—	681
(Business Services)	Unitranche Debt	4,728		50,597	807	—	51,404
	Subordinated Debt	1,026		8,049	707	—	8,756
	Common Stock	27		12,726	2,962	—	15,688

Coverall North America, Inc.	Unitranche Debt	2,983		34,923	35	(3,019)	31,939
(Business Services)	Subordinated Debt	643		5,979	6	(437)	5,548
	Common Stock			27,597	—	(9,859)	17,738

CR Holding, Inc.	Subordinated Debt	4,936		40,812	1,048	(3,006)	38,854
(Consumer Products)	Common Stock			40,934	—	(31,483)	9,451

Crescent Equity Corp.	Senior Loan	33		433	11	(11)	433
(Business Services/	Subordinated Debt	2,688		42,977	1,402	(12,486)	31,893
Broadcasting & Cable)	Subordinated Debt(5)			1,583	150	(1,733)	—
	Common Stock	36		83,453	5,179	(71,302)	17,330

Direct Capital Corporation	Subordinated Debt	5,886		39,030	17,287	(2,965)	53,352
(Financial Services)	Common Stock			6,906	9,126	(10,608)	5,424

Financial Pacific Company	Subordinated Debt	9,014		72,850	1,064	(5,314)	68,600
(Financial Services)	Preferred Stock	1,281		19,330	—	(6,864)	12,466
	Common Stock			38,544	—	(38,544)	—

ForeSite Towers, LLC	Equity Interest			878	102	—	980
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,822	—	(487)	1,335
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			—	29,662	(16,406)	13,256
(Retail)	Common Stock			—	5,151	(5,151)	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Hot Stuff Foods, LLC	Senior Loan	$2,622		$50,752	$3,132	$(1,225)	$52,659
(Consumer Products)	Subordinated Debt	1,589		29,907	1,335	(31,242)	—
	Subordinated Debt(5)			1,337	—	(1,337)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	6,489		59,618	1,327	(4,355)	56,590
(Retail)	Common Stock			44,154	—	(11,158)	32,996

IAT Equity, LLC and Affiliates	Subordinated Debt	147		—	6,000	—	6,000
d/b/a Industrial Air Tool	Common Stock			—	8,633	—	8,633
(Industrial Products)

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			320	1	—	321

Insight Pharmaceuticals	Subordinated Debt	6,047		45,041	1,754	(1,297)	45,498
Corporation	Subordinated Debt(5)			16,796	—	(1,098)	15,698
(Consumer Products)	Preferred Stock			1,462	—	(1,462)	—
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt(5)			1,563	—	(815)	748
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.(8)	Class E Notes	1,345		—	21,985	(5,554)	16,431
(CLO)	Income Notes	3,294		—	39,228	(3,523)	35,705

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	435		—	16,000	(3,200)	12,800
(CLO)	Class D Notes	298		—	10,000	(2,000)	8,000
	Class E Notes	388		—	13,834	(3,300)	10,534
	Income Notes	1,080		—	32,605	(12,152)	20,453

Legacy Partners Group, Inc.	Senior Loan(5)			3,843	—	(3,000)	843
(Business Services)	Equity Interests			1,332	13	(77)	1,268

Litterer Beteiligungs-GmbH	Subordinated Debt	30		772	56	(828)	—
(Business Services)	Equity Interest			700	1,110	(1,810)	—

MHF Logistical Solutions, Inc.(7)	Subordinated Debt(5)			—	14,329	(14,329)	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

MVL Group, Inc.	Senior Loan	2,773		30,639	18	—	30,657
(Business Services)	Subordinated Debt	4,600		39,943	888	—	40,831
	Common Stock			4,949	—	(4,928)	21

Old Orchard Brands, LLC	Subordinated Debt	2,551		19,544	572	(1,428)	18,688
(Consumer Products)	Equity Interests			25,419	12,572	(2,910)	35,081

Penn Detroit Diesel Allison, LLC	Subordinated Debt	4,380		39,180	1,283	(2,883)	37,580
(Business Services)	Equity Interests			37,965	13	(4,755)	33,223

Powell Plant Farms, Inc.	Senior Loan			1,534	—	(1,534)	—
(Consumer Products)

Service Champ, Inc.	Subordinated Debt	3,206		28,351	540	(2,083)	26,808
(Business Services)	Common Stock			26,292	311	(1,877)	24,726

Staffing Partners Holding	Subordinated Debt			223	286	(509)	—
Company, Inc.
(Business Services)

Startec Equity, LLC	Equity Interests			430	16	(232)	214
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan(5)			35,229	4,865	(40,094)	—
(Retail)	Preferred Stock			—	950	(950)	—
	Common Stock			—	50	(50)	—

Unitranche Fund LLC	Subordinated Certificates	4,505		744	113,595	—	114,339
(Private Debt Fund)	Equity Interests			1	—	—	1

Worldwide Express Operations, LLC	Subordinated Debt	310		2,670	212	(212)	2,670
(Business Services)	Equity Interests	796		21,516	—	(5,254)	16,262
	Warrants			272	—	(67)	205

Total companies more than 25% owned		$85,167		$1,279,080			$1,433,700

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$2,062		$20,645	$578	$—	$21,223
(Business Services)	Equity Interests			1,100	—	(25)	1,075
	Option			—	25	—	25

Advantage Sales &
Marketing, Inc.	Subordinated Debt	14,339		154,854	2,448	—	157,302
(Business Services)	Equity Interests			10,973	2,027	—	13,000

Air Medical Group Holdings LLC	Senior Loan	179		2,980	9,885	(8,533)	4,332
(Healthcare Services)	Equity Interests	1,010		10,800	376	(476)	10,700

Alpine ESP Holdings, Inc.	Preferred Stock	169		749	—	(749)	—
(Business Services)	Common Stock			262	1	(263)	—

Amerex Group, LLC	Subordinated Debt	2,166		8,400	995	(611)	8,784
(Consumer Products)	Equity Interests	2,349		13,713	—	(51)	13,662

BB&T Capital
Partners/Windsor
Mezzanine Fund, LLC	Equity Interests			11,467	48	(1,169)	10,346
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	2,790		24,798	543	—	25,341
(Industrial Products)	Common Stock			4,190	909	(799)	4,300

BI Incorporated	Subordinated Debt	2,722		30,499	116	(30,615)	—
(Business Services)	Common Stock			7,382	—	(7,382)	—

Creative Group, Inc.	Subordinated Debt(5)			6,197	8,877	(15,074)	—
(Business Services)	Common Stock			—	—	—	—
	Warrant			—	—	—	—

Drew Foam Companies, Inc.	Preferred Stock			396	38	(99)	335
(Business Services)	Common Stock			—	1	(1)	—

Hilden America, Inc.	Common Stock			—	454	(384)	70
(Consumer Products)

Lydall Transport, Ltd.	Equity Interests			—	432	(9)	423
(Business Services)

MedBridge Healthcare, LLC(7)	Senior Loan(5)		$321	7,164	—	(577)	6,587
(Healthcare Services)	Subordinated Debt(5)		31	2,406	—	(1,653)	753
	Convertible
	Subordinated Debt(5)			—	—	—	—
	Equity Interests			—	9	(9)	—

MHF Logistical Solutions, Inc.	Subordinated Debt(5)			9,280	—	(9,280)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	993		19,704	77	(16,834)	2,947
(Business Services)	Equity Interests			940	756	(274)	1,422

Progressive International
Corporation	Subordinated Debt	131		1,545	40	(1,585)	—
(Consumer Products)	Preferred Stock			1,038	65	—	1,103
	Common Stock			4,900	—	(300)	4,600
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	2		—	—	—	—
(Healthcare Services)	Unitranche Debt	979		11,941	265	(1,099)	11,107
	Equity Interests	25		1,681	93	(206)	1,568

SGT India Private Limited	Common Stock			3,075	23	(1,892)	1,206
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	1,597		13,744	1,911	(11,548)	4,107
(Healthcare Services)	Equity Interests	74		2,686	10	(539)	2,157

Triax Holdings, LLC(9)	Subordinated Debt			—	10,316	—	10,316
(Consumer Products)	Equity Interests			—	42,114	—	42,114

Universal Environmental	Equity Interests			—	249	(249)	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned		$31,587		$389,509			$360,905

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of September 30, 2008.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at September 30, 2008, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.
(7)	In the first quarter of 2008, the Company exercised its option to acquire a majority of the voting securities of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies more than 25% owned in the first quarter of 2008. At December 31, 2007, the Company’s investment in MHF was included in the companies 5% to 25% owned category.
(8)	On March 31, 2008, the Company assumed the management of Knightsbridge CLO 2007-1. Therefore, this investment was reclassified to companies more than 25% owned. At December 31, 2007, this investment was included in the companies 5% to 25% owned category.
(9)	During the quarter ended September 30, 2008, the Company’s equity interests in Triax Holding, LLC received voting rights. Therefore this investment was reclassified to companies 5% to 25% owned.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio composition at September 30, 2008 and 2007, and December 31, 2007, was as follows:

	September 30,		December 31,
	2008	2007	2007

Private finance	97%	97%	97%
Commercial real estate finance	3%	3%	3%

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

There has been a severe disruption in the capital markets and a softening of the economy. Given the current environment, we are focused on how we should allocate increasingly scarce capital resources in what is likely to be a difficult climate for financial firms, including business development companies, for some time. We intend to focus on retaining capital, building liquidity, and creating value in our existing portfolio. We will also continue to harvest capital from the portfolio, especially targeting lower-yielding investments. Given the scarcity of capital resources, our new investing activity will be significantly reduced and we plan to make new investments only in what we believe to be the most attractive long-term investment opportunities or in transactions that strategically enhance our franchise.

In addition to investing for our own portfolio, we have invested in funds that are managed or co-managed by us that are complementary to our business of investing in middle market companies. Through managed funds, we have the opportunity to invest in the funds and earn returns from those investments, to earn fees on the funds under management and to co-invest alongside these funds, thereby expanding our investment capital base. At September 30, 2008, we had $4.9 billion in committed private investment capital under our management, which includes the Unitranche Fund LLC, the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and AGILE Fund I, LLC (collectively, the Managed Funds). See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and capital committed to our Managed Funds, we have $9.3 billion in managed capital.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

	At and for the		At and for the		At and for the
	Three Months		Nine Months		Year Ended
	Ended September 30,		Ended September 30,		December 31,
($ in millions)	2008	2007	2008	2007	2007

Portfolio at value	$4,208.5	$4,326.9	$4,208.5	$4,326.9	$4,780.5
Investments funded	$433.8	$577.5	$1,027.8	$1,236.7	$1,846.0
Payment-in-kind interest and dividends, net of cash collections	$11.4	$(1.2)	$35.9	$5.5	$12.0
Principal collections related to investment repayments or sales	$280.6	$351.1	$878.2	$1,086.5	$1,211.6
Yield on interest-bearing portfolio investments(1)	11.9%	11.9%	11.9%	11.9%	12.1%

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest (LIBOR plus 7.5%) on the subordinated certificates in the Unitranche Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

									At and for
	At and for the Three Months				At and for the Nine Months				the Year Ended
	Ended September 30,				Ended September 30,				December 31,
	2008		2007		2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$434.9	4.2%	$481.6	9.3%	$434.9	4.2%	$481.6	9.3%	$344.3	7.7%
Unitranche debt	579.3	12.0%	698.1	11.5%	579.3	12.0%	698.1	11.5%	653.9	11.5%
Subordinated debt	2,062.6	13.1%	1,927.1	12.6%	2,062.6	13.1%	1,927.1	12.6%	2,416.4	12.8%

Total loans and debt securities	3,076.8	11.7%	3,106.8	11.8%	3,076.8	11.7%	3,106.8	11.8%	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(2)	218.3	17.1%	131.5	15.1%	218.3	17.1%	131.5	15.1%	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(2)	114.3	10.3%	—		114.3	10.3%	—		0.7	12.4%
Other equity securities	692.5		968.8		692.5		968.8		1,041.0

Total equity securities	1,025.1		1,100.3		1,025.1		1,100.3		1,244.7

Total portfolio	$4,101.9		$4,207.1		$4,101.9		$4,207.1		$4,659.3

Investments funded	$428.9		$576.1		$1,020.7		$1,219.9		$1,828.0
Payment-in-kind interest and dividends, net of cash collections	$11.4		$—		$35.8		$6.2		$12.7
Principal collections related to investment repayments or sales(3)	$280.6		$346.2		$861.5		$1,063.3		$1,188.2

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date. See “Results of Operations — Total Interest and Related Portfolio Income” below for discussion of the portfolio yield.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Unitranche Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes collections from the sale or repayment of senior loans totaling $101.2 million and $76.4 million for the three months ended September 30, 2008 and 2007, respectively, $225.4 million and $312.6 million for the nine months ended September 30, 2008 and 2007, respectively, and $393.4 million for the year ended December 31, 2007.

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

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007, consisted of the following:

	For the Nine Months Ended September 30, 2008
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$155.0		7.3%	$12.6	6.0%		$167.6	7.2%
Senior secured loan to Ciena Capital LLC	—		—	319.0	0.0%	(2)	319.0	0.0%	(2)
Unitranche debt(3)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	243.4	(4)	12.6%	50.5	15.2%		293.9	13.0%

Total loans and debt securities	413.7		10.5%	382.6	2.2%		796.3	6.5%	(7)
Preferred shares/income notes of CLOs(5)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Unitranche Fund LLC	113.6		10.8%	—			113.6	10.8%
Equity	37.7			37.5			75.2

Total	$600.6			$420.1			$1,020.7

	For the Nine Months Ended September 30, 2007
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$285.6		10.3%	$83.0	10.7%	$368.6	10.4%
Unitranche debt(3)	104.0		10.8%	—	—	104.0	10.8%
Subordinated debt	279.0		12.4%	186.3	12.1%	465.3	12.3%

Total loans and debt securities	668.6		11.3%	269.3	11.7%	937.9	11.4%
Preferred shares/income notes on CLOs(5)	42.4		17.8%	—		42.4	17.8%
Equity	112.8	(6)		126.8		239.6

Total	$823.8			$396.1		$1,219.9

	For the Year Ended December 31, 2007
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$249.0		9.2%	$63.1	8.8%	$312.1	9.1%
Unitranche debt(3)	109.1		10.8%	74.9	13.0%	184.0	11.7%
Subordinated debt	719.4	(4)	12.8%	197.6	12.1%	917.0	12.6%

Total loans and debt securities	1,077.5		11.7%	335.6	11.7%	1,413.1	11.7%
Preferred shares/income notes of CLOs(5)	116.2		16.4%	—		116.2	16.4%
Subordinated certificates in Unitranche Fund LLC	0.7		12.4%	—		0.7	12.4%
Equity	152.0	(6)		146.0		298.0

Total	$1,346.4			$481.6		$1,828.0

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest or effective interest yield on accruing loans and debt securities, divided by (b) total loans and debt securities funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest (LIBOR plus 7.5%) divided by (b) total investment funded. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	The senior secured loan to Ciena acquired on September 30, 2008, was placed on non-accrual on the purchase date.
(3)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(4)	Subordinated debt investments for the nine months ended September 30, 2008, and year ended December 31, 2007, included $43.8 million and $45.3 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by us or by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(5)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(6)	Equity investments for the nine months ended September 30, 2007, and for the year ended December 31, 2007, included $19.1 million and $31.8 million, respectively, invested in the Allied Capital Senior Debt Fund, L.P. See “Managed Funds” below.
(7)	Excluding the senior secured loan to Ciena Capital LLC, the weighted average yield for the nine months ended September 30, 2008, on new investments was 10.9%.

For the nine months ended September 30, 2008, we made private finance investments totaling $1,020.7 million, including $319.0 million related to our investment in Ciena. Excluding the investment in Ciena, our focus for investments in 2008 generally has been on higher return junior capital investments. Senior loans (except for the Ciena senior secured loan) funded by us generally are funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. Investments in unitranche debt made directly by us have been lower than historical fundings as a result of the establishment of the Unitranche Fund LLC (Unitranche Fund) in the fourth quarter of 2007. Unitranche loans sourced by us generally are referred to the Unitranche Fund. For the nine months ended September 30, 2008, we invested $113.6 million in the Unitranche Fund, which supported its closing of investments totaling $694.3 million. The 10.8% yield on the subordinated certificates in the Unitranche Fund at September 30, 2008 represents the contractual coupon (LIBOR plus 7.5%) earned on the subordinated certificates and excludes any return from potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. We currently estimate that the aggregate internal rate of return on our investment in the Unitranche Fund may be in the mid-teens to low twenty percent. However, there can be no assurance that such returns will be achieved. See “Managed Funds — Unitranche Fund LLC” below.

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

We are currently focused on selling or encouraging the recapitalization or refinancing of some of our lower yielding debt investments. We may offer to sell loans or debt securities to one or more of our Managed Funds. See “Managed Funds” below. Principal collections related to private finance investment repayments or sales were $861.5 million for the nine months ended September 30, 2008, which included $186.2 million sold to Managed Funds.

Outstanding Investment Commitments.  At September 30, 2008, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$6.7	$11.4	$112.4	$130.5	(2)
Unitranche debt	3.0	—	36.3	39.3
Subordinated debt	26.5	4.3	6.1	36.9

Total loans and debt securities	36.2	15.7	154.8	206.7
Unitranche Fund(3)	399.6	—	—	399.6
Equity securities	78.1	10.5	42.1	130.7	(4)

Total	$513.9	$26.2	$196.9	$737.0

(1)	Includes various commitments to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments, as follows:

			Amount
	Committed	Amount	Available
($ in millions)	Amount	Drawn	to be Drawn

Revolving line of credit for working capital	$4.0	$1.8	$2.2
Subordinated debt to support warehouse facilities & warehousing activities(*)	18.0	0.5	17.5

Total	$22.0	$2.3	$19.7

(*)	Callidus has a synthetic credit facility with a third party for up to approximately $0.9 million. We have agreed to designate our subordinated debt commitment for Callidus to draw upon to provide first loss capital as needed to support this facility.

(2)	Includes $145.7 million in the form of revolving senior debt facilities to 31 companies.

(3)	Represents our commitment to the Unitranche Fund LLC (see “Managed Funds — Unitranche Fund LLC”). Outstanding commitments to the Unitranche Fund LLC will be funded as investments are funded by the Unitranche Fund. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE, and the level of investments made by the Unitranche Fund will be dependent on market conditions and the Unitranche Fund’s ability to identify attractive investment opportunities during the investment period.

(4)	Includes $51.5 million to 12 private equity and venture capital funds, including $3.5 million in co-investment commitments to one private equity fund.

In addition to these outstanding investment commitments at September 30, 2008, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources.”

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both September 30, 2008, and December 31, 2007, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$127.2	$115.8	14.0%	$90.7	$89.9	13.3%
Preferred shares/income notes of CLOs	247.2	218.3	17.1%	218.3	203.0	14.6%

Total	$374.4	$334.1		$309.0	$292.9

Percentage of total assets		7.2%			5.6%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value.
The market yield used in the valuation of the CLO/CDO Assets may be different than the yields shown above. See discussion below.

(2)	Included in private finance subordinated debt.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At September 30, 2008, and December 31, 2007, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At September 30, 2008, and December 31, 2007, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 658 issuers and 671 issuers, respectively, and had balances as follows:

($ in millions)	2008	2007

Bonds	$273.2	$288.5
Syndicated loans	4,435.3	4,122.7
Cash(1)	107.8	104.4

Total underlying collateral assets(2)	$4,816.3	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At September 30, 2008, and December 31, 2007, the total face value of defaulted obligations was $28.5 million and $18.4 million, respectively, or approximately 0.6% and 0.4%, respectively, of the total underlying collateral assets.

Beginning in the third quarter of 2007, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased, the fair value of certain of our investments in these assets decreased. In the third quarter of 2008, market yields for CLO securities increased from the second quarter 2008 levels. At September 30, 2008, the market yield used to value our preferred shares/income notes was 25%, as compared to 20% to 22% at June 30, 2008. Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2008, included a net decrease of $21.6 million and $24.4 million, respectively, related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2007 and in the first three quarters of 2008. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

Subsequent to September 30, 2008, the debt capital markets have continued to show significant volatility and yield spreads have further widened. With respect to the CLO market, investor demand for pricing has continued to increase. As a result, we believe that the market yields for our investments in

CLOs may have increased subsequent to September 30, 2008, and as a result, the fair value of our investments may have decreased.

Ciena Capital LLC.  Ciena Capital LLC (Ciena) has provided loans to commercial real estate owners and operators. Ciena has been a participant in the SBA’s 7(a) Guaranteed Loan Program, and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. Ciena is headquartered in New York, NY.

At both September 30, 2008, and December 31, 2007, we held all of the Class A equity interests, all of the Class B equity interests and 94.9% of the Class C equity interests. At September 30, 2008, we also held $319 million of the $324 million of senior secured loans to Ciena.

At September 30, 2008, our investment in Ciena totaled $646.7 million at cost and $180.2 at value, after the effect of unrealized depreciation of $466.5 million. Other assets includes amounts receivable from or related to Ciena totaling $15.4 million, which have a value of $2.2 million at September 30, 2008. At December 31, 2007, our investment in Ciena totaled $327.8 million at cost and $68.6 million at value, after the effect of unrealized depreciation of $259.2 million.

Net change in unrealized appreciation or depreciation included depreciation related to our investment in Ciena of $151.9 million and $220.5 million for the three and nine months ended September 30, 2008, respectively. Net change in unrealized appreciation or depreciation included depreciation related to our investment in Ciena of $84.1 million and $103.2 million for the three and nine months ended September 30, 2007, respectively.

Ciena has continued to experience significant deterioration in the value of its assets as a result of a continued increase in the uncertainty in the financial markets, decreasing bid prices and a further reduction in the number of loan buyers. Ciena, therefore, believes that the value of its assets is insufficient to cover all of its liabilities and it is insolvent. On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Court).

Ciena intends to continue to operate its servicing business and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Ciena believes that by filing for bankruptcy protection it will be able to proceed with an orderly sale of its assets over time in more favorable market conditions in the future and thereby maximize the value of its assets and reduce costs in order to repay its debts.

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and, in lieu of paying under our guaranty, we purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position held by Citibank, N.A. We paid $325.4 million to fund the purchase, which included $319.0 million of principal, $1.4 million of interest, and $5.0 million of other payments related to the revolving credit facility and the bankruptcy. On October 6, 2008, $6.4 million of the purchase was funded. As of September 30, 2008, the senior secured loan had a cost basis of $319.0 million and a value of $180.2 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to Citibank. In connection with our continuing guaranty of the amounts held by Citibank, we have agreed with Citibank that the amounts owing to Citibank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

Total interest and related portfolio income earned from our investment in Ciena for the nine months ended September 30, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Interest income on Class A equity interests	$—	$—
Fees and other income	—	4.1

Total interest and related portfolio income	$—	$4.1

In the fourth quarter of 2006, we placed our investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in Ciena for the nine months ended September 30, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit, we earned fees of $1.3 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, which were included in fees and other income. These fees were $5.4 million for the year ended December 31, 2007. Ciena has not yet paid the $5.4 million in such fees earned by us during 2007, and at September 30, 2008, and December 31, 2007, such fees were included as a receivable in other assets with a carrying amount, net of depreciation, of zero and $5.4 million, respectively. We considered this outstanding receivable in our valuation of Ciena at September 30, 2008, and December 31, 2007. We did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, we will not earn any fees from Ciena for continuing to provide the guaranty or letters of credit.

At September 30, 2008, we had standby letters of credit issued under our line of credit of $102.6 million in connection with term securitization transactions completed by Ciena. We considered these standby letters of credit in our valuation of Ciena at September 30, 2008.

Ciena maintains two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the prepayment of that facility. We have issued performance guaranties whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena would remain a preferred lender in the SBA 7(a) Guaranteed Loan Program and would retain the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. Ciena also entered into an escrow agreement with the SBA pursuant to which Ciena deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement. The agreement provided that, during its term, an independent third party selected by the SBA would review loans originated by Ciena before they could be sold into the secondary market and would review defaulted loans repurchased from the secondary market by Ciena before the SBA would reimburse Ciena. Ciena and the SBA have disagreed regarding the operation of the agreement, particularly the SBA’s repurchase obligations for defaulted loans subject to third party review. Further, Ciena’s position is that the agreement terminated on September 6, 2008.

Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. We are unable to predict the outcome of these inquiries, and it is possible that third parties could try to seek to impose liability against us in connection with certain defaulted loans in Ciena’s portfolio. These investigations, audits and reviews are ongoing.

On or about January 16, 2007, Ciena (f/k/a Business Loan Express, LLC) and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs appealed the dismissal. Ciena’s bankruptcy filing automatically stayed the appeal; however, pursuant to Ciena’s request, the Court lifted the automatic stay to permit the appeal to proceed. Ciena and BLC’s request to have oral argument on the appeal placed back on the appellate calendar is currently pending before the U.S. Court of Appeals for the 11th Circuit.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at September 30, 2008.

Mercury Air Centers, Inc.  In April 2004, we completed the purchase of a majority ownership in Mercury. At June 30, 2007, our investment in Mercury totaled $85.3 million at cost and $320.1 million at value, which included unrealized appreciation of $234.8 million. In August 2007, we completed the sale of our majority equity interest in Mercury. For the year ended December 31, 2007, we realized a gain of $262.4 million, subject to post-closing adjustments. For the nine months ended September 30, 2008, we realized an additional gain of $3.3 million resulting from these post-closing adjustments. In addition, we were repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

Total interest and related portfolio income earned from our investment in Mercury for the nine months ended September 30, 2007, was as follows:

($ in millions)	2007

Interest income	$5.1
Fees and other income	0.2

Total interest and related portfolio income	$5.3

Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2007, included an increase in unrealized appreciation totaling $74.9 million for the first half of 2007 and the reversal of $234.8 million associated with the sale of our majority equity interest in the third quarter of 2007.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2008 and 2007, and at and for the year ended December 31, 2007, were as follows:

									At and for the
	At and for the				At and for the				Year Ended
	Three Months Ended September 30,				Nine Months Ended September 30,				December 31,
	2008		2007		2008		2007		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$51.4	7.4%	$64.2	6.4%	$51.4	7.4%	$64.2	6.4%	$65.4	6.8%
Real estate owned	24.0		22.0		24.0		22.0		21.3
Equity interests	31.2		33.5		31.2		33.5		34.5

Total portfolio	$106.6		$119.7		$106.6		$119.7		$121.2

Investments funded	$4.9		$1.4		$7.1		$16.8		$18.0
Payment-in-kind interest, net of cash collections	$—		$(1.2)		$0.1		$(0.7)		$(0.7)
Principal collections related to investment repayments or sales	$—		$4.9		$16.7		$23.2		$23.4

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At September 30, 2008, we had outstanding funding commitments related to the commercial real estate portfolio of $38.5 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.5 million.

Managed Funds

We manage funds that invest in the debt and equity of primarily private middle market companies in a variety of industries (together, the Managed Funds). As of September 30, 2008, the funds that we manage had total committed capital of $4.9 billion and total assets of $2.0 billion. During 2007, we established the Unitranche Fund LLC and the Allied Capital Senior Debt Fund, L.P. In the first quarter of 2008, we formed the AGILE Fund I, LLC and assumed the management of Knightsbridge CLO 2007-1 Ltd. In the second quarter of 2008, we formed Knightsbridge CLO 2008-1 Ltd. Our responsibilities to the Managed Funds may include origination, underwriting, and portfolio monitoring and development services consistent with the activities that we perform for our portfolio. Each of the Managed Funds may separately invest in the debt or equity of a company depending on each fund’s investment strategy and other factors. Our portfolio may include debt or equity investments issued by the same portfolio company as investments held by one or more Managed Funds, and these investments may be senior, pari passu or junior to the debt and equity investments held by the Managed Funds. We may or may not participate in investments made by investment funds managed by us or one of our affiliates. See “Risk Factors — There are potential conflicts of interest between us and the funds managed by us” under Item 1A.

Unitranche Fund LLC.  In December 2007, we formed the Unitranche Fund LLC (Unitranche Fund), which we co-manage with an affiliate of General Electric Capital Corporation (GE). The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with EBITDA of at least $15 million. The Unitranche Fund may invest up to $270 million in a single borrower. For financing needs greater than $270 million, we and GE may jointly underwrite additional financing for a total unitranche financing of up to $500 million. Allied Capital, GE and the Unitranche Fund may co-invest in a single borrower, with the Unitranche Fund holding at least a majority of the issuance. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates and we have committed $525.0 million of subordinated certificates. The Unitranche Fund is capitalized as transactions are completed. Transactions must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. At September 30, 2008, the Unitranche Fund had total assets of approximately $702 million, and our investment in the Unitranche Fund totaled $114.3 million at cost and at value. Given current market conditions, we expect a decrease in the lending activities of the Unitranche Fund.

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

Allied Capital Senior Debt Fund, L.P.  The Allied Capital Senior Debt Fund, L.P. (ACSDF) is a private fund that generally invests in senior, unitranche and second lien debt. ACSDF has closed on $125 million in equity capital commitments and had total assets of approximately $424 million at September 30, 2008. AC Corp, our wholly-owned subsidiary, is the investment manager and Callidus acts as special manager to ACSDF. A subsidiary of AC Corp is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp will earn a management fee of up to 2% per annum of the net asset value of ACSDF and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.

We are a special limited partner in ACSDF, which is a portfolio investment, and have committed and funded $31.8 million to ACSDF. At September 30, 2008, our investment in ACSDF totaled $31.8 million at cost and $32.0 million at value. As a special limited partner, we will earn an incentive allocation to the extent of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. The value of our investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus our allocation of the net earnings of ACSDF, including the incentive allocation.

We may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from us. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, we sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. For the nine months ended September 30, 2008, we sold $72.3 million of seasoned assets with a weighted average yield of 9.2% to the warehouse financing vehicle. ACSDF also purchases loans from other third parties. Due to the lack of liquidity in the securitization markets, ACSDF is not currently purchasing loans and at September 30, 2008, the ACSDF warehouse financing vehicle has completed its reinvestment period and any investment repayments are used to repay outstanding balances under the warehouse facility.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, we assumed, through a wholly-owned subsidiary, the management of Knightsbridge CLO 2007-1 Ltd. (Knightsbridge 2007), which invests primarily in middle market senior loans.

At September 30, 2008, Knightsbridge 2007 had total assets of approximately $500 million and our investment in this CLO totaled $59.4 million at cost and $52.1 million at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists us in the management of Knightsbridge 2007 and we pay Callidus a portion of the management fee earned for this assistance.

We may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from us or from other third parties. During the three and nine months ended September 30, 2008, we sold loans totaling $17.3 million and $84.8 million, respectively, with a weighted average yield of 9.0% and 8.5%, respectively, to Knightsbridge 2007.

Knightsbridge CLO 2008-1 Ltd.  In June 2008, we formed Knightsbridge 2008-1 Ltd. (Knightsbridge 2008). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. We manage Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans.

At September 30, 2008, Knightsbridge 2008 had total assets of approximately $241 million and our investment in this CLO totaled $51.8 million at cost and at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists us in the management of Knightsbridge 2008 and we pay Callidus a portion of the management fee earned for this assistance.

We may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from us or from other third parties. During both the three and nine months ended September 30, 2008, we sold loans totaling $29.1 million with a weighted average yield of 9.9% to Knightsbridge 2008.

AGILE Fund I, LLC.  In January 2008, we entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (Goldman Sachs).

As part of the investment agreement, we agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (AGILE), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of $167 million. The sales of the assets closed in the first quarter of 2008. The sale to AGILE included 13.7% of our equity investments in 23 of our buyout portfolio companies and 36 of our minority equity portfolio companies for a total purchase price of $104 million, which resulted in a net realized gain of $8.3 million (subsequent to post-closing adjustments) and dividend income of $5.4 million. In addition, we sold approximately $63 million in debt investments, which represented 7.3% of our unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

We are the managing member of AGILE, and are entitled to an incentive allocation subject to certain performance benchmarks. We own the remaining interests in AGILE not held by Goldman Sachs. At September 30, 2008, AGILE had total assets of approximately $150 million and our investment in AGILE totaled $0.8 million at cost and at value.

In addition, pursuant to the investment agreement Goldman Sachs has committed to invest at least $125 million in future investment vehicles managed by us and will have future opportunities to invest in our affiliates, or vehicles managed by them, and to coinvest alongside us in the future, subject to various terms and conditions.

As part of this transaction, we sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008, and resulted in a net realized loss of $7.0 million (subsequent to post-closing adjustments) for the nine months ended September 30, 2008.

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

At September 30, 2008, and December 31, 2007, our portfolio was graded as follows:

	2008		2007
	Portfolio	Percentage of	Portfolio	Percentage of
Grade	at Value	Total Portfolio	at Value	Total Portfolio
($ in millions)

1	$817.2	19.4%	$1,539.6	32.2%
2	2,886.9	68.6	2,915.7	61.0
3	125.3	3.0	122.5	2.6
4	108.7	2.6	157.2	3.3
5	270.4	6.4	45.5	0.9

	$4,208.5	100.0%	$4,780.5	100.0%

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

Total Grade 4 and 5 portfolio assets were $379.1 million and $202.7 million, respectively, or were 9.0% and 4.2%, respectively, of the total portfolio value at September 30, 2008, and December 31, 2007. Grade 4 and 5 assets include loans, debt securities, and equity securities. The increase in total Grade 4 and 5 portfolio assets from December 31, 2007, to September 30, 2008, was primarily related to the acquisition of the Ciena senior secured loan in the third quarter of 2008, which was valued at $180.2 million at September 30, 2008, and was classified as Grade 5. At September 30, 2008, and December 31, 2007, our Class A equity interests in Ciena, valued at zero and $68.6 million, respectively, were classified as Grade 5 and Grade 4, respectively, and our Class B and Class C equity interests, which had no value, were classified as Grade 5 at both periods. See “— Private Finance — Ciena Capital LLC” above.

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

At September 30, 2008, and December 31, 2007, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status (classified as Grade 4 or 5)(1)
Private finance
Companies more than 25% owned	$197.0	$114.1
Companies 5% to 25% owned	0.8	11.7
Companies less than 5% owned	136.6	23.8
Commercial real estate finance	7.6	12.4
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	34.5	21.4
Companies 5% to 25% owned	6.6	13.4
Companies less than 5% owned	—	13.3
Commercial real estate finance	—	1.9

Total	$383.1	$212.0

Percentage of total portfolio	9.1%	4.4%

(1)	Workout loans and debt securities exclude equity securities that are included in the total Grade 4 and 5 assets above.

Private finance non-accruals included our senior secured debt and Class A equity interests in Ciena, which were $180.2 million or 4.3% and $68.6 million or 1.4% of the total portfolio at value at September 30, 2008, and December 31, 2007, respectively. The increase in loans and debt securities not accruing interest was primarily related to the acquisition of the Ciena senior secured loan in the third quarter of 2008, which was placed on non-accrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at September 30, 2008, and December 31, 2007, were as follows:

($ in millions)	2008	2007

Private finance	$20.0	$139.9
Commercial mortgage loans	1.4	9.2

Total	$21.4	$149.1

Percentage of total portfolio	0.5%	3.1%

Loans and debt securities over 90 days delinquent include our investment in the Class A equity interests of Ciena, which became over 90 days delinquent in the first quarter of 2007. At September 30, 2008, and December 31, 2007, the value of the Class A equity interests were zero and $68.6 million or 1.4% of the total portfolio at value, respectively. These equity interests were placed on non-accrual during the fourth quarter of 2006. See “— Private Finance, Ciena Capital, LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $21.4 million and $149.1 million at September 30, 2008, and December 31, 2007, respectively.

The senior secured loan to Ciena that was purchased on September 30, 2008, was not delinquent on the date of purchase. However, this loan will become delinquent as no payments will be made to us while Ciena is under bankruptcy reorganization. See “— Private Finance, Ciena Capital, LLC” above.

PORTFOLIO RETURNS

Since our merger on December 31, 1997, through September 30, 2008, our combined aggregate cash flow internal rate of return, or IRR, has been approximately 21% for private finance and real estate-related CMBS/CDO investments exited during this period. The IRR is calculated using the aggregate portfolio cash flow for all investments exited over this period and does not reflect any unrealized appreciation or depreciation on such investments prior to exit. For investments exited during this period, we invested capital totaling $5.1 billion. The weighted average holding period of these investments was 40 months. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of our debt investment or sale of an equity investment, or through the determination that no further consideration was collectible and, thus, a loss may have been realized. The aggregate cash flow IRR for private finance investments was approximately 20% and for CMBS/CDO investments was approximately 24% for the same period. The weighted average holding period of the private finance and CMBS/CDO investments was 50 months and 22 months, respectively, for the same period. These IRR results represent historical results. Historical results are not necessarily indicative of future results.

OTHER ASSETS AND OTHER LIABILITIES

Other assets is primarily composed of fixed assets, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At September 30, 2008, and December 31, 2007, other assets totaled $131.9 million and $157.9 million, respectively. The decrease in other assets since year end 2007 was primarily the result of the March 2008 distribution of the assets held in deferred compensation trusts, which totaled $21.1 million at December 31, 2007.

Accounts payable and other liabilities is primarily composed of the liabilities related to accrued interest, bonus and taxes, including excise tax. At September 30, 2008, and December 31, 2007, accounts payable and other liabilities totaled $81.3 million and $153.3 million, respectively. The decrease in accounts payable and other liabilities since year end 2007 was in part the result of the termination of the deferred compensation plans in March 2008, the liability for which totaled $52.5 million at December 31, 2007. In addition, accounts payable and other liabilities at December 31, 2007, were reduced by the payment of liabilities related to accrued 2007 bonuses of $40.1 million and excise tax of $16.0 million, offset by an increase in liabilities in 2008 related to accrued bonuses and excise tax totaling approximately $15.6 million. Accrued interest payable fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

The following table summarizes our operating results for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
				Percent				Percent
(in thousands, except per share amounts)	2008	2007	Change	Change	2008	2007	Change	Change
	(unaudited)				(unaudited)

Interest and Related Portfolio Income:
Interest and dividends	$112,207	$105,669	$6,538	6%	$366,079	$310,466	$55,613	18%
Fees and other income	8,455	12,699	(4,244)	(33)%	34,105	33,530	575	2%

Total interest and related portfolio income	120,662	118,368	2,294	2%	400,184	343,996	56,188	16%

Expenses:
Interest	35,949	33,744	2,205	7%	109,974	98,368	11,606	12%
Employee	21,443	26,306	(4,863)	(18)%	57,439	76,845	(19,406)	(25)%
Employee stock options	1,477	18,312	(16,835)	(92)%	9,531	31,492	(21,961)	(70)%
Administrative	14,138	10,496	3,642	35%	36,100	38,225	(2,125)	(6)%

Total operating expenses	73,007	88,858	(15,851)	(18)%	213,044	244,930	(31,886)	(13)%

Net investment income before income taxes	47,655	29,510	18,145	61%	187,140	99,066	88,074	89%
Income tax expense, including excise tax	2,060	11,192	(9,132)	(82)%	8,141	16,073	(7,932)	(49)%

Net investment income	45,595	18,318	27,277	149%	178,999	82,993	96,006	116%

Net Realized and Unrealized Gains (Losses):
Net realized gains	62,042	212,370	(150,328)	*	47,330	314,915	(267,585)	*
Net change in unrealized appreciation or depreciation	(425,899)	(327,156)	(98,743)	*	(687,506)	(272,132)	(415,374)	*

Total net gains (losses)	(363,857)	(114,786)	(249,071)	*	(640,176)	42,783	(682,959)	*

Net income (loss)	$(318,262)	$(96,468)	$(221,794)	(230)%	$(461,177)	$125,776	$(586,953)	(467)%

Diluted earnings (loss) per common share	$(1.78)	$(0.63)	$(1.15)	(183)%	$(2.70)	$0.81	$(3.51)	(433)%

Weighted average common shares outstanding — diluted	178,692	154,025	24,667	16%	171,084	154,708	16,376	11%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period. As a result, comparisons may not be meaningful.

Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three and nine months ended September 30, 2008 and 2007, was composed of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Interest
Private finance loans and debt securities	$95.8	$94.1	$311.0	$280.4
Preferred shares/income notes of CLOs	9.4	4.3	24.8	11.5
Subordinated certificates in Unitranche Fund LLC	2.9	—	4.5	—
Commercial mortgage loans	0.9	1.1	3.1	4.9
Cash, U.S. Treasury bills, money market and other securities	1.2	5.6	3.6	11.8

Total interest	110.2	105.1	347.0	308.6
Dividends	2.0	0.6	19.1	1.9

Total interest and dividends	$112.2	$105.7	$366.1	$310.5

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period and the weighted average yield of these investments. The interest-bearing investments in the portfolio at value and the yield on these investments at September 30, 2008 and 2007, were as follows:

	2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$434.9	4.2%	$481.6	9.3%
Unitranche debt	579.3	12.0%	698.1	11.5%
Subordinated debt	2,062.6	13.1%	1,927.1	12.6%
Equity securities:
Preferred shares/ income notes of CLOs	218.3	17.1%	131.5	15.1%
Subordinated certificates in Unitranche Fund LLC	114.3	10.3%	—	—
Commercial real estate:
Commercial mortgage loans	51.4	7.4%	64.2	6.4%

Total interest-bearing investments	$3,460.8	11.9%	$3,302.5	11.9%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value.
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

Our interest income has increased over the prior year periods primarily as a result of the growth in the interest-bearing portfolio and improved overall yield on these investments during the period. The yield on the interest-bearing investments at September 30, 2008, excluding the senior secured loan to Ciena acquired on September 30, 2008, was 12.5%. Interest-bearing investments represented 82% as compared to 76% of the total portfolio at value at September 30, 2008 and 2007, respectively. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in value of interest-bearing investments and the mix of interest-bearing investments in the portfolio, including the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period.

Interest income also includes the effective interest yield on our investments in the preferred shares/income notes of CLOs. Interest income from these investments has increased period over period primarily as a result of the growth in these assets. The weighted average yield on the preferred shares/income notes of the CLOs at September 30, 2008, was 17.1%, as compared to 15.1% at September 30, 2007.

The value and weighted average yield of the cash and money market and other securities was $215.3 million and 0.8%, respectively, at September 30, 2008, and $305.9 million and 5.2%, respectively, at September 30, 2007. As the capital markets became increasingly uncertain in the first quarter of 2008, we moved our investments in money market securities into cash and very short-term treasuries. The current turmoil and uncertainly in the capital markets have resulted in minimal yields on these types of investments, which has driven the decrease in investment yield. See “Financial Condition, Liquidity and Capital Resources” below.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the nine months ended September 30, 2008, was $19.1 million as compared to $1.9 million for the nine months ended September 30, 2007. The increase period over period was primarily a result of a $7.1 million dividend received in the first quarter of 2008 in connection with the recapitalization of Norwesco, Inc., a portfolio company, and $5.4 million of dividends received in connection with the sale to AGILE Fund I, LLC during the first quarter of 2008. See “Portfolio and Investment Activity — Managed Funds” above. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the three and nine months ended September 30, 2008 and 2007, included fees relating to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Structuring and diligence	$2.3	$7.3	$15.8	$15.3
Management, consulting and other services provided to portfolio companies	2.9	3.2	8.9	7.3
Commitment, guaranty and other fees from portfolio companies(1)	1.1	2.0	4.7	7.0
Fund management fees(2)	1.8	—	4.0	—
Loan prepayment premiums	0.3	0.1	0.6	3.7
Other income	0.1	0.1	0.1	0.2

Total fees and other income	$8.5	$12.7	$34.1	$33.5

(1)	Commitment, guaranty and other fees from portfolio companies for the three and nine months ended September 30, 2007, included guaranty and other fees from Ciena of $1.3 million and $4.1 million, respectively. See “— Private Finance, Ciena Capital, LLC” above.
(2)	See “Portfolio and Investment Activity — Managed Funds” above.

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided and the level of assets in Managed Funds for which we earn management or other fees. Given our outlook for future investment activity for our balance sheet as well as for certain Managed Funds, we expect that fee income in the future will reflect lower new investment levels. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

Structuring and diligence fees for the three and nine months ended September 30, 2008, included $2.1 million and $9.3 million, respectively, earned by us in connection with investments made by the Unitranche Fund, LLC. See “Managed Funds” above. The remainder of the structuring and diligence fees primarily relate to the level of new investment originations, which were lower in 2008 than 2007. Private finance investments funded were $428.9 million and $1.0 billion for the three and nine months ended September 30, 2008, respectively, as compared to $576.1 million and $1.2 billion for the three and nine months ended September 30, 2007, respectively.

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

Interest Expense.  The fluctuations in interest expense during the three and nine months ended September 30, 2008 and 2007, were primarily attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit as well as an increase in our weighted average cost of debt capital. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and nine months ended September 30, 2008 and 2007, were as follows:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Total outstanding debt	$2,131.0	$1,922.4	$2,131.0	$1,922.4
Average outstanding debt	$1,967.2	$1,921.1	$2,072.8	$1,909.5
Weighted average cost(1)	6.8%	6.6%	6.8%	6.6%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $2.0 million for both the three months ended September 30, 2008 and 2007, and $5.8 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively. Installment interest expense for the year ended December 31, 2008, is estimated to be a total of $7.7 million. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three and nine months ended September 30, 2008 and 2007, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Salaries and employee benefits	$17.0	$23.3	$48.1	$65.9
Individual performance award (IPA)	2.0	2.4	6.6	7.4
IPA mark to market expense (benefit)	—	(2.0)	(4.1)	(3.6)
Individual performance bonus (IPB)	2.4	2.6	6.8	7.1

Total employee expense(1)	$21.4	$26.3	$57.4	$76.8

Number of employees at end of period	155	178	155	178

(1)	Excludes stock options expense. See below.

Salaries and employee benefits include an accrual for employee bonuses, which are generally paid annually after the completion of the fiscal year. The quarterly accrual is based upon an estimate of annual bonuses and is subject to change. Salaries and employee benefits, excluding $3.4 million and $5.3 million of severance expense for the three and nine months ended September 30, 2008, respectively, were $13.6 million and $42.8 million. Salaries and employee benefits excluding severance expenses were lower than the same periods in 2007, primarily as a result of the reduction to the 2008 bonus pool. Salaries and employee benefits for the three months ended September 30, 2008 and 2007, included accrued bonuses of $4.0 million and $11.1 million, respectively. Accrued bonuses totaled $10.5 million and $32.7 million for the nine months ended September 30, 2008 and 2007, respectively. The actual amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year.

During the third quarter of 2008, we consolidated our investment execution activities to our Washington, DC headquarters and our office in New York in an effort to improve our operating efficiencies; we continue to maintain offices in Los Angeles and Chicago for business development activities. As we transitioned and consolidated our operations, we reduced our headcount by approximately 30 employees in the third quarter of 2008. As a result of this headcount reduction, we incurred severance expense of $3.4 million for the three months ended September 30, 2008. Total severance expense for the nine months ended September 30, 2008 was $5.3 million. Severance expense is included in salaries and employee benefits. We expect to have further headcount reductions in the fourth quarter of 2008, and may incur additional severance expense.

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

The Compensation Committee and the Board of Directors have determined the IPA and the IPB for 2008; however, the Compensation Committee may adjust the IPA or IPB as needed, or make new awards as new officers are hired. For 2008, the Compensation Committee has determined that the IPAs will be paid in cash in two equal installments during the year, as long as the recipient remains employed by us. If a recipient terminates employment during the year, any remaining cash payments under the IPA or IPB would be forfeited. After giving effect to the headcount reduction and other hires and terminations in 2008, the total IPA (excluding any mark to market benefit) and IPB for 2008 are currently estimated to be approximately $8.5 million and $8.8 million, respectively.

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

For the three and nine months ended September 30, 2008, the Compensation Committee of our Board of Directors granted options of 0.2 million and 7.7 million, respectively. The options vest ratably over a three-year period beginning on June 30, 2009.

The stock option expense for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$—	$1.7	$3.9	$8.2
Options granted on or after January 1, 2006	1.5	2.2	5.6	8.9

Total options granted	1.5	3.9	9.5	17.1
Options cancelled in connection with tender offer (see below)	—	14.4	—	14.4

Total employee stock option expense	$1.5	$18.3	$9.5	$31.5

In addition to employee stock option expense, administrative expense included $0.1 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively, for options granted to non-officer directors. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

We estimate that the employee-related stock option expense will be approximately $11.8 million, $4.8 million, and $3.1 million for the years ended December 31, 2008, 2009, and 2010, respectively. This estimate may change if our assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after September 30, 2008, as the fair value of those stock options will be determined at the time of grant.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses for the three months ended September 30, 2008 and 2007, were $14.1 million and $10.5 million, respectively, and $36.1 million and $38.2 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, administrative expenses were higher than the 2007 period primarily due to increased expenses related to evaluating potential new investments of $2.3 million. For the nine months ended September 30, 2008, administrative expenses were lower due to a reduction in investigation and litigation costs, net of insurance reimbursements, of $4.4 million. Administrative expenses for the nine months ended September 30, 2007, also included costs of $1.4 million incurred in the first quarter of 2007 to engage a third party to conduct a review of Ciena’s internal control systems, and $2.5 million in placement fees related to securing equity commitments to the Allied Capital Senior Debt Fund, L.P.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three and nine months ended September 30, 2008 and 2007, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Income tax expense (benefit)	$1.2	$2.2	$3.0	$(0.5)
Excise tax expense(1)	0.9	9.0	5.1	16.6

Income tax expense (benefit), including excise tax	$2.1	$11.2	$8.1	$16.1

(1)	While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

Our excess taxable income carried over from 2007 plus our estimated annual taxable income for 2008 currently exceeds our estimated dividend distributions to shareholders in 2008, accordingly, we expect to carry over excess taxable income earned in 2008 for distribution in 2009. Therefore, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions or deemed distributions for the year. We have recorded an estimated excise tax expense of $0.9 million and $5.1 million for the three and nine months ended September 30, 2008, respectively. The excise tax expense for the nine months ended September 30, 2008, is lower than for the same period in 2007 as we expect that our excess taxable income carried over from 2008 for distribution in 2009 will be lower than the excess taxable income carried over from 2007 for distribution in 2008. The amount of excise tax expense is based on an estimate of full year taxable income and therefore is subject to change. See “Dividends and Distributions.”

Realized Gains and Losses.  Net realized gains primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains for the three and nine months ended September 30, 2008 and 2007, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Realized gains	$97.5	$275.8	$135.2	$396.4
Realized losses	(35.5)	(63.4)	(87.9)	(81.5)

Net realized gains	$62.0	$212.4	$47.3	$314.9

Realized gains and losses for the nine months ended September 30, 2008, included a net realized gain totaling $8.3 million (subsequent to post-closing adjustments) from the sale of certain investments to AGILE Fund I, LLC in the first quarter of 2008. In addition, realized losses for the nine months ended September 30, 2008, included $7.0 million (subsequent to post-closing adjustments) related to the sale of certain venture capital and private equity limited partnership investments to a fund managed by Goldman Sachs. For the three and nine months ended September 30, 2008, net realized gains and losses also included net realized losses totaling $0.7 million and $3.8 million, respectively, resulting from the sale of loans and debt securities totaling $46.5 million and $186.2 million, respectively, to the Allied Capital

Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd. and Knightsbridge CLO 2008-1 Ltd. See “— Managed Funds” above.

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and nine months ended September 30, 2008 and 2007, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

			For the Nine
			Months Ended
	For the Three Months Ended September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(80.4)	$(243.9)	$(115.1)	$(330.9)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(1.6)	—	(15.1)	(1.1)
Reversal of previously recorded net unrealized depreciation associated with realized losses	34.8	65.8	80.2	89.2

Total reversal	$(47.2)	$(178.1)	$(50.0)	$(242.8)

Realized gains for the three months ended September 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$86.9
BI Incorporated	7.4
Passport Health Communications, Inc.	1.8
Other	1.3

Total private finance	97.4

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$97.5

2007
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$259.5
Woodstream Corporation	14.6
Mogas Energy, LLC	1.2
Other	0.5

Total realized gains	$275.8

Realized losses for the three months ended September 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Pendum, Inc.	$34.0
Other	1.5

Total realized losses	$35.5

2007
Portfolio Company	Amount

Private Finance:
Jakel, Inc.	$24.8
Startec Global Communications Corporation	20.2
Gordian Group, Inc.	9.7
Universal Environmental Services, LLC	8.6
Other	0.1

Total realized losses	$63.4

Realized gains for the nine months ended September 30, 2008 and 2007 were as follows:

($ in million)

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$97.6
BI Incorporated	7.4
BenefitMall, Inc.	4.9
Advantage Sales & Marketing, Inc.(1)	3.4
Mercury Air Centers, Inc.	3.3
Financial Pacific Company	3.1
Passport Health Communications, Inc.	1.8
Service Champ, Inc.	1.7
Penn Detroit Diesel Allison, LLC	1.4
Coverall North America, Inc.	1.4
MedAssets, Inc.	1.3
CR Holding, Inc.	1.0
Other	6.5

Total private finance	134.8

Commercial Real Estate:
Other	0.4

Total commercial real estate	0.4

Total realized gains	$135.2

2007
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$259.5
HMT, Inc.	39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Woodstream Corporation	14.6
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	5.7
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.1
Geotrace Technologies, Inc.	1.1
Other	2.2

Total realized gains	$396.4

(1) Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the nine months ended September 30, 2008 and 2007, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Pendum, Inc.	$34.0
Creative Group, Inc.	15.6
Crescent Equity Corp. — Longview Cable & Data, LLC	8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.5
Walker Investment Fund II, LLLP.	1.4
Other	9.5

Total private finance	85.4

Commercial Real Estate:
Other	2.5

Total commercial real estate	2.5

Total realized losses	$87.9

2007
Portfolio Company	Amount

Private Finance:
Jakel, Inc.	$24.8
Startec Global Communications, Inc.	20.2
Powell Plant Farms, Inc.	11.6
Gordian Group, Inc.	9.7
Universal Environmental Services, LLC	8.6
Legacy Partners Group, LLC	5.8
Other	0.8

Total realized losses	$81.5

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940 (1940 Act), is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At September 30, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 91% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into the principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors, which we believe would lead a market participant to discount such securities. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to our estimates of market interest rates and leverage levels at the balance sheet date. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three and nine months ended September 30, 2008 and 2007, we received third-party valuation assistance as follows:

	2008			2007
	Q1	Q2	Q3	Q1	Q2	Q3

Number of private finance portfolio companies reviewed	124	119	128	88	92	135
Percentage of private finance portfolio reviewed at value	94.0%	94.9%	97.2%	91.8%	92.1%	92.1%

Professional fees for third-party valuation assistance were $1.8 million for the year ended December 31, 2007, and are estimated to be approximately $2.2 million for 2008.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2008 and 2007, consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2008(1)	2007(1)	2008(1)	2007(1)

Net unrealized appreciation (depreciation)	$(378.7)	$(149.1)	$(637.5)	$(29.3)
Reversal of previously recorded unrealized appreciation associated with realized gains	(80.4)	(243.9)	(115.1)	(330.9)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(1.6)	—	(15.1)	(1.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	34.8	65.8	80.2	89.2

Net change in unrealized appreciation or depreciation	$(425.9)	$(327.2)	$(687.5)	$(272.1)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

The primary drivers of the net unrealized depreciation of $378.7 million related to changes in portfolio value for the three months ended September 30, 2008, were (i) additional depreciation of $151.9 million related to our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets as discussed below, (ii) depreciation on non-buyout debt investments totaling $32.4 million as a result of using a yield analysis, (iii) depreciation of $63.8 million on four companies in the automotive/RV parts and services industry, (iv) depreciation in our other financial services and asset management portfolio companies and our CLO/CDO investments, which totaled $38.5 million, and (v) decreased enterprise values as a result of lower EBITDA generally driven by current economic conditions, including rising oil and food prices.

The primary drivers of the net unrealized depreciation of $637.5 million related to changes in portfolio value for the nine months ended September 30, 2008, were (i) additional depreciation of $220.5 million related to our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets, (ii) depreciation on non-buyout debt investments totaling

$39.4 million as a result of using a yield analysis, (iii) depreciation of $76.4 million on four companies in the automotive/RV parts and services industry, (iv) depreciation in our other financial services and asset management portfolio companies and our CLO/CDO investments, which totaled $101.6 million, and (v) decreased enterprise values as a result of lower EBITDA generally driven by current economic conditions, including rising oil and food prices.

Subsequent to September 30, 2008, the debt capital markets have continued to show significant volatility and yield spreads have further widened. As a result, we believe that the market yields for our investments in non-buyout loan and debt securities and in CLOs may have increased subsequent to September 30, 2008, and as a result, the fair value of our investments in these securities may have decreased subsequent to September 30, 2008.

Valuation of Ciena Capital LLC.  Our investment in Ciena totaled $646.7 million at cost and $180.2 million at value, which included unrealized depreciation of $466.5 million, at September 30, 2008. Other assets includes amounts receivable from or related to Ciena totaling $15.4 million, which have a value of $2.2 million at September 30, 2008. Our investment totaled $327.8 million at cost and $68.6 million at value, which included unrealized depreciation of $259.2 million, at December 31, 2007.

To value our investment at September 30, 2008, we considered the effect of Ciena’s voluntary filing for bankruptcy protection and our purchase of the positions of the senior lenders under Ciena’s revolving line of credit except for a $5 million position continued to be held by Citibank, N.A. See “— Private Finance, Ciena Capital LLC” above. Ciena’s origination platform has been discontinued, and we continue to attribute no value to Ciena’s enterprise due to the state of the securitization markets, among other factors. We valued our investment in Ciena at September 30, 2008, solely based on the estimated net realizable value of Ciena’s assets, including the estimated net realizable value of the cash flows generated from Ciena’s retained interests in its current servicing portfolio, which includes portfolio servicing fees as well as cash flows from Ciena’s equity investments in its securitizations and its interest only strip. We considered the outstanding letters of credit that we have issued in connection with Ciena’s securitization transactions in our determination of the net realizable value of Ciena’s retained interests at September 30, 2008. This resulted in a value to our investment of $180.2 million at September 30, 2008. The decrease in value from the prior quarter is a result of the continued decline in the fair value of the assets supporting Ciena’s retained interests and assets held on Ciena’s balance sheet. This decrease is primarily a result of decreasing bid prices and a reduction in the number of loan buyers in the market resulting from the current economic environment and continued disruption in the financial markets.

We also continued to consider Ciena’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at September 30, 2008. (See “— Private Finance, Ciena Capital LLC” above.)

Net change in unrealized appreciation or depreciation included depreciation related to our investment in Ciena of $151.9 million and $220.5 million for the three and nine months ended September 30, 2008, respectively, and depreciation of $84.1 million and $103.2 million for the three and nine months ended September 30, 2007, respectively. We received valuation assistance from Duff & Phelps for our investment in Ciena at September 30, 2008 and December 31, 2007. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 178.7 million and 154.0 million for the three months ended September 30, 2008 and 2007, respectively, and were 171.1 million and 154.7 million for the nine months ended September 30, 2008 and 2007, respectively.

OTHER MATTERS

Regulated Investment Company Status.  We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the Code). In order to maintain our status as a regulated investment company and obtain regulated investment company tax benefits, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income (i.e., net ordinary investment income) as defined in the Code. With respect to taxable realized net long-term capital gains, we may choose to (i) distribute, (ii) deem to distribute, or (iii) retain and pay corporate level tax on such gains. We qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

Dividends generally are paid to shareholders from taxable income. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as contractual payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

Taxable income available for distribution includes investment company taxable income and, to the extent not deemed to be distributed or retained, net long-term capital gains. To the extent that annual taxable income available for distribution exceeds dividends paid or deemed distributed from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted under the Code (see discussion below). Such excess income will be treated under the Code as having been distributed during the prior year for purposes of our qualification for RIC tax treatment for such year. The maximum amount of excess taxable income that we may carry over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. Excess taxable income carried over and paid out in the next year is generally subject to a nondeductible 4% excise tax.

DIVIDENDS AND DISTRIBUTIONS

Our Board of Directors reviews the dividend quarterly. The Board of Directors is currently evaluating the Company’s dividend strategy for 2009 and we currently anticipate that 2009 dividends will be reduced to a level that more closely approximates net investment income.

Dividends to common shareholders for the nine months ended September 30, 2008 and 2007, were $340.4 million and $293.7 million, respectively, or $1.95 per common share for the nine months ended

September 30, 2008, and $1.92 per common share for the nine months ended September 30, 2007. An extra cash dividend of $0.05 per common share was declared during 2006 and was paid to shareholders on January 19, 2007. The Board of Directors has declared a dividend of $0.65 per common share for the fourth quarter of 2008.

Our annual taxable income for 2007 exceeded our dividend distributions to shareholders for 2007 from such taxable income, and, therefore, we have carried over excess taxable income of $393.3 million, for distribution to shareholders in 2008. Excess taxable income for 2007 represents approximately $40.9 million of ordinary income and approximately $352.4 million of net long-term capital gains.

Dividends paid in 2008 are first paid out of the excess taxable income carried over from 2007. For the nine months ended September 30, 2008, we paid dividends of $340.4 million. The remainder of 2007 estimated excess taxable income to be distributed during the fourth quarter of 2008 is $52.9 million. In accordance with regulated investment company distribution rules, we must declare current year dividends to be paid from carried over excess taxable income from 2007 before we file our 2007 tax return in September 2008, and we are required to pay such dividends by December 31, 2008. To comply with these rules, on July 8, 2008, our Board of Directors declared a $0.65 per share dividend for both the third and fourth quarters of 2008. The third quarter dividend was paid on September 26, 2008, and the fourth quarter dividend will be paid on December 26, 2008 to shareholders of record at December 12, 2008.

Given that a substantial portion of the 2008 dividend payments are being made from excess taxable income carried forward from 2007, we currently expect to carry over excess taxable income earned in 2008 for distribution to shareholders in 2009. We expect that we will generally be required to pay a 4% excise tax expense on the excess of 98% of our taxable income for 2008 over the amount of actual distributions from such taxable income in 2008. For the nine months ended September 30, 2008, we have recorded an excise tax expense of $5.1 million. See “ — Results of Operations — Income Tax Expense (Benefit), Including Excise Tax.” Excise taxes are accrued based upon estimated excess taxable income as estimated taxable income is earned, therefore, the excise tax accrued to date in 2008 may be adjusted as appropriate in the remainder of 2008 to reflect changes in our estimate of the carry over amount. Our ability to earn the estimated annual taxable income for 2008 depends on many factors, including our ability to make new investments at attractive yields, the level of repayments in the portfolio, the realization of gains or losses from portfolio exits, and the level of operating expenses incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

In addition, we have cumulative deferred taxable income related to installment sale gains of $236.0 million as of December 31, 2007. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. See “Other Matters — Regulated Investment Company Status” above.

To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the nine months ended September 30, 2008 and 2007, was $5.8 million and $4.3 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations. See “— Results of Operations” above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, and December 31, 2007, our cash, investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2008	2007

Cash and investments in money market and other securities (including money market and other securities: 2008-$13.4; 2007-$201.2)	$215.3	$204.8
Total assets	$4,625.7	$5,214.6
Total debt outstanding	$2,131.0	$2,289.5
Total shareholders’ equity	$2,413.4	$2,771.8
Debt to equity ratio	0.88	0.83
Asset coverage ratio(1)	213%	221%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the nine months ended September 30, 2008 and 2007, was as follows:

($ in millions)	2008	2007

Net cash provided by operating activities	$298.5	$240.8
Add: portfolio investments funded	1,019.8	1,236.7

Total cash provided by operating activities before new investments	$1,318.3	$1,477.5

In addition to the net cash flow provided by our operating activities before funding investments, which includes principal collections related to investment repayments or sales, we have sources of liquidity through our cash, investments in money market and other securities and revolving line of credit as discussed below.

At September 30, 2008, and December 31, 2007, the value and yield of the cash and investments in money market and other securities were as follows:

	2008		2007
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$13.4	2.6%	$201.2	4.6%
Cash	201.9	0.7%	3.6	2.9%

Total	$215.3	0.8%	$204.8	4.6%

We maintain this pool of liquid assets within our balance sheet given that our investment portfolio is primarily composed of private, illiquid assets for which there is no readily available market. We assess the amount held in and the composition of these investments throughout the year.

We invest otherwise uninvested cash in U.S. government- or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short-term securities. We place our cash with financial institutions and cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.

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

During the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007, we sold new equity of $402.5 million, $93.8 million, and $171.3 million, respectively, in public offerings. In addition, shareholders’ equity increased through capital share transactions by $4.6 million, $25.9 million, and $31.5 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007, respectively. In addition, shareholders’ equity increased by $26.4 million during the nine months ended September 30, 2008, as a result of the distribution of the common stock held in deferred compensation trusts. See Note 8, “Employee Compensation Plans” from our Notes to Consolidated Financial Statements included in Item 1.

We generally target a debt to equity ratio ranging between 0.50:1.00 to 0.70:1.00 because we believe that it is prudent to operate with a larger equity capital base and less leverage. At September 30, 2008, our debt to equity ratio net of cash and other securities was 0.79:1.00.

At September 30, 2008, and December 31, 2007, we had outstanding debt as follows:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)

Notes payable and debentures:
Privately issued unsecured notes payable	$1,081.0	$1,081.0	6.6%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,961.0	1,961.0	6.6%		1,922.2	1,922.2	6.4%
Revolving line of credit	632.5	170.0	5.0%	(2)	922.5	367.3	5.9%	(2)

Total debt	$2,593.5	$2,131.0	6.8%	(3)	$2,844.7	$2,289.5	6.5%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $7.3 million and $3.7 million at September 30, 2008, and December 31, 2007, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.

Privately Issued Unsecured Notes Payable.  We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The notes have five- or seven-year maturities and fixed rates of interest. The notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At September 30, 2008, the notes had maturities from March 2009 to June 2015. The notes may be prepaid in whole or in part, together with an interest premium, as stipulated in the note agreements.

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

Publicly Issued Unsecured Notes Payable.  At September 30, 2008, we had outstanding publicly issued unsecured notes as follows:

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

Revolving Line of Credit.  At December 31, 2007, we had an unsecured revolving line of credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. On April 9, 2008, we entered into a three-year unsecured revolving line of credit with total commitments of $632.5 million, with Bank of America, N.A., as a lender and as administrative agent, and the other lenders thereunder, which replaced our previous revolving line of credit. We may obtain additional commitments up to a total committed facility of $1.5 billion, subject to customary conditions and availability of capital. The revolving line of credit expires on April 11, 2011. At September 30, 2008, there was $170.0 million outstanding under our revolving line of credit. At September 30, 2008, the amount available under the revolving line of credit was $338.7 million, net of amounts committed for standby letters of credit of $123.8 million issued under the credit facility.

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

The revolving credit facility provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The revolving credit facility also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $175 million. This letter of credit sub-facility will increase to the extent of 15% of the aggregate amount of commitments over $1.0 billion. The letter of credit fee is 2.00% per annum on letters of credit issued, which is payable quarterly.

Debt Covenants.  We have various financial and operating covenants required by the revolving line of credit and the privately issued unsecured notes payable outstanding at September 30, 2008. These covenants require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These credit facilities provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Our credit facilities limit our ability to declare dividends if we default under certain provisions. At September 30, 2008, we were in compliance with the financial and operating covenants required under the revolving line of credit and the privately issued unsecured notes payable. We experienced a significant reduction in our net worth at September 30, 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflects current market conditions. See “ — Results of Operations — Change in Unrealized Appreciation or Depreciation.” We intend to seek an amendment of the minimum net worth covenant from the lenders in the revolving line of credit and the privately issued unsecured notes payable. There can be no assurance that we will obtain such an amendment.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable, including that we will maintain a minimum ratio of 200% of total assets to total borrowings, as required by the Investment Company Act of 1940, as amended, while these notes are outstanding.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2008.

		Payments Due By Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Unsecured notes payable	$1,961.0	$—	$268.5	$408.0	$472.5	$339.0	$473.0
Revolving line of credit(1)	170.0	—	—	—	170.0	—	—
Operating leases	16.9	1.1	4.6	4.5	1.8	1.8	3.1

Total contractual obligations	$2,147.9	$1.1	$273.1	$412.5	$644.3	$340.8	$476.1

(1)	At September 30, 2008, $338.7 million remained unused and available on the revolving line of credit, net of amounts committed for standby letters of credit of $123.8 million issued under the credit facility.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We have generally issued guarantees of debt, rental and other and lease obligations. Under these arrangements, we would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2008.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2008	2009	2010	2011	2012	2012

Guarantees	$22.4	$—	$7.5	$9.6	$4.4	$0.1	$0.8
Standby letters of credit(1)	123.8	—	1.7	—	122.1	—	—

Total commitments(2)	$146.2	$—	$9.2	$9.6	$126.5	$0.1	$0.8

(1)	Standby letters of credit are issued under our revolving line of credit that expires in April 2011. Therefore, unless a standby letter of credit is set to expire at an earlier date, we have assumed that the standby letters of credit will expire contemporaneously with the expiration of our line of credit that expires in April 2011.

(2)	On September 30, 2008, Ciena voluntarily filed for bankruptcy protection as discussed above. As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and we, in lieu of paying under our guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position continued to be held by Citibank, N.A. We continue to guaranty the $5 million position, including interest, fees and related expenses, held by Citibank. See “Note 3. Private Finance — Ciena Capital LLC” for additional information. At September 30, 2008, we also had standby letters of credit issued totaling $102.6 million in connection with term securitizations completed by Ciena. We considered the outstanding letters of credit in our valuation at September 30, 2008. See “Note 3. Private Finance — Ciena Capital LLC.”

In addition, we had outstanding commitments to fund investments totaling $775.5 million at September 30, 2008, including $737.0 million related to private finance investments and $38.5 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $399.6 million to the Unitranche Fund LLC, which will be funded as investments are funded by the Unitranche Fund. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE, and the level of investments made by the Unitranche Fund will be dependent on market conditions and the Unitranche Fund’s ability to identify attractive investment opportunities during the investment period. See “— Portfolio and Investment Activity — Outstanding Commitments” above. We intend to fund these commitments and prospective investment opportunities through available sources of capital, which may include existing cash, through cash flow from operations before new investments, through borrowings under our line of credit or other long-term debt agreements, or through the sale or issuance of new equity capital.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into our principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors, which we believe would lead a market participant to discount such securities. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security is generally shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to our estimates of market interest rates and leverage levels at the balance sheet date. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation.  Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation or depreciation also reflects the change in the value of U.S. Treasury bills, when applicable, and depreciation on accrued interest and dividends receivable and other assets where collection is doubtful.

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

Federal and State Income Taxes and Excise Tax.  We intend to comply with the requirements of the Internal Revenue Code that are applicable to regulated investment companies (RIC) and real estate investment trusts (REIT). We and any of our subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of our current year taxable income to shareholders; therefore, we have made no provision for income taxes exclusive of excise taxes for these entities.

If we do not distribute or treat as a deemed distribution at least 98% of our annual taxable income available for distribution in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, including deemed distributions, from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. Adoption of this statement did not have a material effect on our consolidated financial statements. However, the impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit, and the effect of any additional guidance or any changes in the interpretation of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2007.

Item 4.  Controls and Procedures

(a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer, chief financial officer and chief accounting officer concluded that the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive, principal financial and principal accounting officers, as appropriate, to allow timely decisions regarding required disclosure.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and a motion to dismiss the entire action is pending.

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. The complaint alleges breaches of fiduciary duty by the Board of Directors arising from alleged mismanagement of Business Loan Express, LLC, an Allied Capital portfolio company, the acquisition of certain phone records, and the adequacy of internal controls relating to the valuation of securities in our portfolio. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. Ms. Nadoff sent a letter to our Board of Directors on October 5, 2007 reciting substantially the same claims and requesting that the Board of Directors investigate her allegations and take appropriate action. The Board of Directors subsequently established a committee, which engaged and was advised by its own counsel, to review the matter. The Board’s committee evaluated the allegations in Ms. Nadoff’s October 5 letter and recommended that the Board take no further action. After considering both Ms. Nadoff’s request and the committee’s recommendation, the Board accepted the recommendation.

In addition to the above matters, we are party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. For a discussion of civil investigations being conducted regarding the lending practices of Ciena Capital LLC, one of our portfolio companies, see “Note 3, Portfolio — Ciena Capital LLC.”

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

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At September 30, 2008, portfolio investments recorded at fair value were 91% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Beginning in the quarter ended March 31, 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements, on a prospective basis. Adoption of this statement did not have a material effect on our consolidated financial statements. However, the impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. See Note 2, “Summary of Significant Accounting Policies” from our Notes to the Consolidated Financial Statements included in Item 1.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.  The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and we believe that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.  Many of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. We believe that the U.S. economy has entered into a period of recession. An economic slowdown, including the current and any future slowdowns, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. Current economic and capital markets conditions in the U.S. have severely reduced capital availability, senior lending activity and middle market merger and acquisition activity. The absence of an active senior lending environment or a slowdown in middle market merger and acquisition activity has slowed the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and could negatively affect the amount of gains or losses upon exit.

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

At September 30, 2008, our investment in Ciena Capital LLC (Ciena) totaled $646.7 million at cost and $180.2 million at value, after the effect of unrealized depreciation of $466.5 million. Other assets includes additional amounts receivable from or related to Ciena totaling $15.4 million, which have a value of $2.2 million at September 30, 2008. In addition, we have provided standby letters of credit, issued in connection with term securitization transactions completed by Ciena, that totaled $102.6 million at September 30, 2008, and we have issued performance guarantees in connection with two non-recourse warehouse facilities, both of which have matured. On September 30, 2008, Ciena voluntarily filed for bankruptcy protection.

Ciena has been a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits, and reviews are ongoing. These investigations, audits, and reviews have had and may continue to have a material adverse impact on Ciena and, as a result, could negatively affect our financial results. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Ciena Capital LLC, and — Valuation of Ciena Capital LLC.”

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

At September 30, 2008, we had $2.1 billion of outstanding indebtedness bearing a weighted average annual interest cost of 6.8% and a debt to equity ratio of 0.88 to 1.00. We may incur additional debt in the future. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 3.2% as of September 30, 2008, which returns were achieved.

In addition to regulatory restrictions that restrict our ability to raise capital, our revolving line of credit and privately issued unsecured notes payable contain various covenants which, if not complied with, could accelerate repayment under these debt obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.  The agreements governing our revolving line of credit and privately issued unsecured notes payable require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. As of September 30, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the quarter ended September 30, 2008, net unrealized depreciation in our portfolio increased and, given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future and, absent an amendment, could result in non-compliance with certain covenants.

Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate repayment under the facilities and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.  Under the 1940 Act and the covenants applicable to our public debt, we must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders or investors on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, or if we are unable to refinance maturing debt, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2008, our asset coverage for senior indebtedness was 213%.

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.  If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

We will continue to need additional capital to grow because we must distribute our income. If we are unable to obtain additional capital because of either regulatory or market price constraints, we may have to curtail or cease our new lending and investment activities.  We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions or other investors and have issued debt and equity securities to grow our portfolio. Our ability to grow could be limited if there is a reduction in the availability of new debt or equity capital or if our common stock trades below net asset value. We must distribute at least 90% of our investment company taxable ordinary income (as defined in the Code), which excludes realized net long-term capital gains, to our shareholders to maintain our eligibility for the tax benefits available to regulated investment companies. As a result, such earnings will not be available to fund investment originations. As a business development company, we (i) are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances and (ii) may only issue new equity capital at a price, net of discounts and commissions, above our net asset value unless we have received shareholder approval. In addition, new debt may not be available to refinance maturing debt. If we fail to obtain funds through additional debt or equity capital raises, it could limit our ability to grow, which could have a material adverse effect on the value of our debt securities or common stock.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends.  We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

Assuming that the balance sheet as of September 30, 2008, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Our business depends on our key personnel.  We depend on the continued services of our executive officers and other key management personnel. If we were to lose certain of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities, which could have a negative effect on our business.

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

Our common stock price may be volatile.  The trading price of our common stock may fluctuate substantially. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In general, the price of the common stock may be higher or lower than the price paid by stockholders, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

•	the financial performance of the specific industries in which we invest on a recurring basis;

•	changes in laws or regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the quarter ended September 30, 2008. During the quarter ended September 30, 2008, 250,198 shares of our common stock were purchased in the open market in order to satisfy dividend reinvestment requests.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On April 28, 2008, we announced that Joan M. Sweeney, our Chief Operating Officer, intended to retire from Allied Capital at the end of 2008. Ms. Sweeney will no longer retire at the end of 2008 and, as of the date of this filing, does not currently have an intention to retire.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1. filed with Allied Capital’s Form 8-K on March 14, 2008).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).

Exhibit
Number	Description

10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).

Exhibit
Number	Description

10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2008).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)

Exhibit
Number	Description

10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008.)
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008.)
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Investment Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 10, 2008	/s/ William L. Walton William L. Walton Chairman and Chief Executive Officer

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

/s/ John C. Wellons John C. Wellons Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter regarding Unaudited Interim Financial Information.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.