Form 10-K
period 2008-12-31
ALLIED CAPITAL CORP
filed 2009-03-02
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22832

ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation)	52-1081052 (I.R.S. Employer Identification No.)

1919 Pennsylvania Avenue NW Washington, D.C. (Address of Principal Executive Office)	20006 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (202) 721-6100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.0001 par value	New York Stock Exchange Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $2.4 billion based upon the last sale price for the registrant’s common stock on that date. As of February 27, 2009, there were 178,691,875 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business.

General

We are a business development company, or BDC, in the private equity business and we are internally managed. Specifically, we invest in primarily private middle market companies in a variety of industries through long-term debt and equity capital instruments. As a BDC, we were created to be a source of capital to small and growing businesses in the United States. We have participated in the private equity business since we were founded in 1958. Since then through December 31, 2008, we have invested more than $14 billion in thousands of companies nationwide. We primarily invest in the American entrepreneurial economy, helping to build middle market businesses and support American jobs. At December 31, 2008, our private finance portfolio included investments in 138 companies that generate aggregate annual revenues of over $13 billion and employ more than 90,000 people. We generally invest in established companies with adequate cash flow for debt service.

Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we have primarily invested in debt and equity securities of private companies in a variety of industries. However, from time to time, we have invested in companies that are public but lack access to additional public capital.

We are internally managed by our management team of senior officers and managing directors. At February 27, 2009, we had 130 employees. We are headquartered in Washington, DC, with offices in New York, NY and Arlington,VA.

Current Economic and Market Environment

The United States and the global economies are in a state of severe economic recession, which has had a far-reaching impact on the financial services industry. The U.S. capital markets have been experiencing extreme volatility and a lack of liquidity. Like many other financial firms, our current business focus has changed from expanding our portfolio to harvesting capital from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. Our investing activities, as a result, have been sharply reduced. We believe that accumulating capital in order to pay down our indebtedness is a prudent strategy in this market environment.

We experienced a significant reduction in our net worth during the second half of 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflects market conditions. As a result, on December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described below. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Amendments to Revolving Line of Credit and Privately Issued Unsecured Notes Payable.”

In January 2009 we re-opened discussions with the revolving line of credit lenders and the private noteholders to seek relief under certain terms of both the revolving credit facility and the private notes due to a then-expected covenant default. It was subsequently determined that, at December 31, 2008, our asset coverage was less than the 200% required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. These discussions are continuing and we have expanded the discussions to encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility. As a result of these more comprehensive discussions, we have not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of our assets. Consequently, the administrative agent for the revolving credit facility has notified us that an event of default has occurred pursuant to the revolving credit facility. Events of default under the revolving credit facility constitute events of default under the private notes.

Pursuant to the Investment Company Act of 1940, or the 1940 Act, we are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200%. Our publicly issued notes require us to comply with this provision of the 1940 Act. At December 31, 2008, our asset coverage ratio was 188%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The existence of an event of default under the revolving line of credit and private notes restricts us from borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to 200 basis points. Pursuant to the terms of the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by 200 basis points.

Neither the lenders nor the noteholders have accelerated repayment of our obligations; however, the occurrence of an event of default permits the administrative agent for the lenders, or the holders of more than 51% of the commitments under the revolving credit facility, to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require us to provide cash collateral equal to the face amount of all outstanding letters of credit. Pursuant to the terms of the private notes, the occurrence of an event of default permits the holders of 51% or more of any issue of outstanding private notes to accelerate repayment of all amounts due thereunder.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We do not have available cash resources sufficient to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. We continue to seek a comprehensive restructuring of these debt agreements to provide long-term operational flexibility. In addition, we continue to sell assets to generate capital to repay debt. There can be no assurance that our plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause us to evaluate other alternatives and would have a material adverse effect on our operations. The consolidated financial statements included in Item 8 herein do not include any adjustments that might result from these uncertainties.

Our balance sheet remains capitalized with significant equity capital and, relative to many other financial institutions, we use only a modest level of debt capital. Our asset coverage ratio, however, was less than 200% at December 31, 2008, and we are actively working to de-lever our balance sheet to increase our asset coverage ratio. Our debt to equity ratio at December 31, 2008 was 1.13 to 1.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the Code). As a regulated investment company, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our revolving credit facility contain provisions that limit the amount of dividends we can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at December 31,

2008, we were in default of that covenant. During the continuance of an event of default, we are precluded from declaring dividends or other distributions to our shareholders. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

As of December 31, 2008, we estimate that we have met our dividend distribution requirements for the 2008 tax year. We intend to retain capital in 2009 in order to comply with the 200% asset coverage requirements of the 1940 Act and our debt agreements. We would be able to carry forward any 2009 taxable income for distribution in 2010. We currently qualify as a regulated investment company. However, there can be no assurance that we will be able to achieve 200% asset coverage or reach agreement with our lenders with respect to the payment of dividends; therefore, we may not be able to comply with the regulated investment company requirements to distribute income for 2009 and other future years and we may be required to pay a corporate level income tax. See “Certain Government Regulations — Regulated Investment Company Status.”

Private Equity Investing

As a private equity investor, our portfolio primarily consists of long-term investments in the debt and equity of primarily private middle market companies. These investments generally are long-term in nature and privately negotiated, and no readily available market exists for them. This makes our investments highly illiquid and, as a result, we cannot readily trade them. When we make an investment, we enter into a long-term arrangement where our ultimate exit from that investment may be three to ten years in the future.

We have focused on investments in the debt of primarily private middle market companies because they have been structured to provide recurring cash flow to us as the investor. In addition to earning interest income, we may earn income from management, consulting, diligence, structuring or other fees. We may also enhance our total return with capital gains realized from investments in equity instruments or from equity features, such as nominal cost warrants.

Historically, we have competed for investments with a large number of private equity funds and mezzanine funds, other business development companies, hedge funds, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. However, we have primarily competed with other providers of long-term debt and equity capital to middle market companies, including private equity funds and other business development companies.

Private Finance Portfolio.  Our private finance portfolio primarily is composed of debt and equity investments. Debt investments include senior loans, unitranche debt (an instrument that combines both senior and subordinated financing, generally in a first lien position), or subordinated debt (with or without equity features). The junior debt that we have in the portfolio is lower in repayment priority than senior debt and is also known as mezzanine debt. Our portfolio contains equity investments for a minority equity stake in portfolio companies, and includes equity features, such as nominal cost warrants, received in conjunction with our debt investments.

Senior loans carry a fixed rate of interest or a floating rate of interest, set as a spread over prime or LIBOR, and generally require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to us monthly or quarterly. Unitranche debt generally carries a fixed rate of interest. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to us quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to us quarterly.

From time to time, we underwrite or arrange senior loans related to our portfolio investments, or for other companies that are not in our portfolio. At closing, all or a portion of the underwritten commitment may be funded by us, pending sale of the loan to other investors at closing. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. After completion of the loan sales, we may or may not retain a position in these senior loans. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies. These transactions may include loan sales to other portfolio companies controlled by us, or funds affiliated with or managed by us. See “Asset Management” below.

We also have invested in the bonds and preferred shares/income notes of collateralized loan obligations (CLOs) or collateralized debt obligations (CDOs), where the underlying collateral pool consists primarily of senior loans. Certain of the CLOs and CDOs in which we have invested may be managed by us or Callidus Capital Management, a portfolio company controlled by us.

Our portfolio includes buyout transactions in which we hold investments in senior debt, subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest. If we invest in non-voting equity in a buyout investment, we generally have an option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. Historically, we have structured our buyout investments such that we seek to earn a blended current return on our total capital invested through a combination of interest income on our loans and debt securities, dividends on our preferred and common equity, and management, consulting, or transaction services fees to compensate us for the managerial assistance that we may provide to the portfolio company.

The structure of each debt and equity security includes many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our senior loans and unitranche debt are generally in a first lien position, however in a liquidation scenario, the collateral, if any, may not be sufficient to support our outstanding investment. Our junior or mezzanine loans are generally unsecured. Our investments may be subject to certain restrictions on resale and generally have no established trading market.

At December 31, 2008, 34.9% of the private finance investments at value were in companies more than 25% owned, 10.4% were in companies 5% to 25% owned, and 54.7% were in companies less than 5% owned.

Our ten largest investments at value at December 31, 2008, were as follows:

		At December 31, 2008
($ in millions)			Unrealized
Portfolio			Appreciation		Percentage of
Company	Company Information	Cost	(Depreciation)	Value	Total Assets
Advantage Sales & Marketing, Inc.	Sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry.	$158.1	$(18.1)	$140.0	3.8%

BenefitMall, Inc.	Insurance general agency providing brokers with products, tools, and services that make selling employee benefits to small businesses more efficient.	$79.5	$51.9	$131.4	3.5%

Unitranche Fund LLC	A fund that generally invests in first lien unitranche loans to middle market companies which is co-managed by us and an affiliate of GE Capital Corporation.	$125.4	$—	$125.4	3.4%

Ciena Capital LLC	Primarily services real estate secured small business loans, including SBA 7(a) loans, conventional small business loans and small investment real estate loans.	$547.8	$(442.9)	$104.9	2.8%

The Step2 Company, LLC	Manufacturer of branded plastic children’s and home products manufactured through a rotational molding process.	$97.0	$(5.4)	$91.6	2.5%

Driven Brands, Inc.	A holding company established to manage franchise concepts in the automotive after market. Current subsidiaries include:(i) Meineke Car Care Centers® Inc.; (ii) MAACO Enterprises, Inc.®, and (iii) Econo Lube N’Tune, Inc.®	$93.2	$(4.6)	$88.6	2.4%

Woodstream Corporation	Manufactures and markets poison free pest control and pet and wildlife caring control products.	$96.6	(10.8)	$85.8	2.3%

Cook Inlet Alternative Risk, LLC	Administers workers’ compensation coverage and trusts in New York, Massachusetts, New Hampshire and Texas.	$90.2	$(7.4)	$82.8	2.2%

Higginbotham Insurance Agency, Inc.	A regional retail insurance brokerage firm specializing in property and casualty, employee benefits and other financial services products.	$76.8	$3.6	$80.4	2.2%

Huddle House, Inc.	Franchisor of value-priced, full service family dining restaurants primarily in the Southeast.	$92.9	$(14.9)	$78.0	2.1%

We monitor the portfolio to maintain diversity within the industries in which we invest. We may or may not concentrate in any industry or group of industries in the future. The industry composition of the private finance portfolio at value at December 31, 2008 and 2007, was as follows:

	2008	2007

Industry
Business services	36%	37%
Consumer products	24	25
CLO/CDO(1)	8	6
Financial services	6	6
Industrial products	5	10
Consumer services	5	4
Retail	5	4
Private debt funds	5	1
Healthcare services	2	3
Other	4	4

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus, a portfolio company of Allied Capital.

Commercial Real Estate Finance Portfolio.  We also have participated in commercial real estate finance over our history. Over the past several years, we have not actively participated in commercial real estate finance as we believed that the market for commercial real estate had become too aggressive and that investment opportunities were not priced appropriately. As a result, our commercial real estate finance portfolio totaled $93.9 million at value, or 2.5% of our total assets, at December 31, 2008, and contained primarily commercial mortgage loans and real estate properties.

Asset Management

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At December 31, 2008, we had five separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

At December 31, 2008, the funds that we manage had total assets of approximately $2.1 billion. Our responsibilities to the Managed Funds may include investment origination, underwriting, and portfolio monitoring services. Each of the Managed Funds may separately invest in the debt or equity of companies in our portfolio, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by the Managed Funds. We intend to grow our managed capital base over time. By growing our privately managed capital base, we seek to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities.

The assets of the funds under management, at December 31, 2008, were:

Total
Assets
($ in millions)	Under
Name of Fund	Management

Unitranche Fund LLC	$790
Allied Capital Senior Debt Fund, L.P.	413
Knightsbridge CLO 2007-1 Ltd.	501
Knightsbridge CLO 2008-1 Ltd.	305
AGILE Fund I, LLC	99

Total	$2,108

We have agreed to purchase the management contracts of three additional funds for approximately $10 million plus an earnout not to exceed $1.5 million, and certain transaction costs. The aggregate assets held by these funds total approximately $1.2 billion. We expect to begin managing these funds in early 2009. For additional discussion of the Managed Funds, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity — Asset Management”.

Business Processes

Business Development.  Over the years, we believe we have developed and maintained a strong and extensive network of relationships. This network includes private equity investors, investment banks, business brokers, merger and acquisition advisors, financial services companies, banks, law firms and accountants. We are well known in the private equity industry, and through these relationships, we have been able to source investment opportunities for our portfolio and our Managed Funds.

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

Once a prospective portfolio company is determined to be suitable for investment, we work with the management and the other capital providers, including senior, junior, and equity capital providers, to structure a transaction. Our investments are tailored to the facts and circumstances of each deal. The specific structure is designed to protect our rights and manage our risk in the transaction. We generally structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, or other protective provisions. In addition, each debt investment is individually priced to achieve a return that reflects our rights and priorities in the portfolio company’s capital structure, the structure of the debt instrument, and our perceived risk of the investment. Our loans and debt securities have an annual stated interest rate; however, that interest rate is only one factor in pricing the investment. The annual stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity or upon prepayment. In addition to the interest earned on loans and debt securities, our debt investments may include equity features, such as nominal cost warrants or options to buy a minority interest in the portfolio company.

In a buyout transaction where our equity investment represents a significant portion of the equity, our equity ownership may or may not represent a controlling interest. If non-voting equity is invested in a buyout, we generally have an option to acquire a controlling stake in the voting securities of the portfolio company at fair market value.

We have a centralized, credit-based approval process for our investments. The key steps in our investment process are:

•	Initial investment screening;

•	Initial investment approval;

•	Due diligence, structuring and negotiation;

•	Internal review of diligence results, including peer review;

•	Final investment approval;

•	Approval by the Investment Review Committee of the Board of Directors for all debt investments that represent a commitment equal to or greater than $20 million and every buyout transaction; and

•	Funding of the investment.

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

Portfolio Valuation

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940 (1940 Act), is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At December 31, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 94% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

•	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals, led by the Managing Director or senior officer who is responsible for the portfolio company relationship (the Deal Team).

•	The CVO, members of the valuation team and third-party valuation consultants, as applicable (see below), review the preliminary valuation documentation as prepared by the Deal Team.

•	The CVO, members of the valuation team, and third-party consultants (see below), as applicable, meet with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the Deal Team for each of their respective investments.

•	The CEO, COO, CFO and the Managing Directors meet with the CVO to discuss the preliminary valuation results.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Audit Committee of the Board of Directors meets separately from the full Board of Directors with the third-party consultants (see below) to discuss the assistance provided and results. The CVO attends this meeting.

•	The CVO discusses and reviews the valuations with the Board of Directors.

•	To the extent there are changes or if additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio in good faith.

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

We currently intend to continue to work with third-party consultants to obtain valuation assistance for a portion of the private finance portfolio each quarter. We currently anticipate that we will generally obtain valuation assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities on a quarterly basis and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities at least once during the course of the calendar year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year or for investments with a cost and value less than $250,000. For the quarter ended December 31, 2008, we received valuation assistance for 97 portfolio companies, which represented 91.6% of the private finance portfolio at value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Our executive offices are located at 1919 Pennsylvania Avenue, NW, Washington, DC 20006-3434 and our telephone number is (202) 721-6100. In addition, we have offices in New York, NY and Arlington, VA.

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

Employees

On February 27, 2009, we employed 130 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. The majority of our employees are located in our Washington, DC office.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the business development company and has an affiliate of a business development company on its board of directors;

•	does not have any class of securities listed on a national securities exchange;

•	public companies that list their securities on a national securities exchange with a market capitalization of less than $250 million; or

•	meets such other criteria as may be established by the SEC.

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

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or repurchase of our common stock unless we meet the applicable asset coverage ratio at the time of the distribution.

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

Regulated Investment Company Status.  We have elected to be taxed as a regulated investment company (RIC) under Subchapter M of the Code. In order to maintain our status as a regulated investment company and obtain regulated investment company tax benefits, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Code. We currently qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years. See “Item 1A. Risk Factors — Risks Related to Liquidity.”

As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses generally are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

Compliance with the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

•	Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer certify the financial statements contained in our periodic reports through the filing of Section 302 certifications;

•	Our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our annual report on Form 10-K contains a report from our management on internal control over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report on the effectiveness of our internal control over financial reporting issued by our independent registered public accounting firm;

•	Our periodic reports disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

We have adopted certain policies and procedures to comply with the New York Stock Exchange (NYSE) corporate governance rules. In accordance with the NYSE procedures, shortly after our 2008 Annual Meeting of Stockholders, we submitted the required CEO certification to the NYSE pursuant to Section 303A.12(a) of the listed company manual. Our common stock is also listed on the Nasdaq Global Select Market.

Item 1A.	Risk Factors.

Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

Risks Related to Liquidity

Certain events of default have occurred under our revolving credit facility and our private notes and, as a result, these lenders are permitted to accelerate repayment of the outstanding obligations thereunder.  Certain events of default have occurred under our revolving credit facility and our private notes. The occurrence of an event of default permits the administrative agent for the lenders under the revolving credit facility, or the holders of more than 51% of the commitments under the revolving credit facility, to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require us to provide cash collateral equal to the face amount of all outstanding letters of credit. Pursuant to the terms of the private notes, the occurrence of an event of default permits the holders of 51% or more of any issue of outstanding private notes to accelerate repayment of all amounts due thereunder.

As of December 31, 2008, we had $50 million in outstanding borrowings and $122.3 million in outstanding letters of credit issued under the revolving credit facility, and $1.0 billion in outstanding private notes. Neither the lenders nor the noteholders have accelerated repayment of our obligations; however, there can be no assurance that they will not accelerate repayment in the future. We do not have sufficient cash resources to repay these obligations should the lenders or noteholders accelerate these obligations. Acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes could have a material adverse impact on our liquidity, financial condition and operations.

The existence of an event of default restricts us from borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders.

We are currently in discussions with our lenders and noteholders to seek relief under certain terms of both our revolving credit facility and our private notes due to the events of default. We have expanded the discussions to encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility. There can be no assurance that these discussions with our lenders and noteholders will be successful.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  In its audit report on our financial statements for our fiscal year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph indicating that our consolidated financial statements have been prepared assuming that we will continue as a going concern. Certain events of default have occurred under our revolving credit facility and our private notes. These events of default provide the respective lenders the right to declare immediately due and payable unpaid amounts approximating $1.1 billion at December 31, 2008. We do not have available cash resources to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our use of leverage magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.  Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our revolving line of credit and notes payable contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us.

At December 31, 2008, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 7.7% and a debt to equity ratio of 1.13 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 4.0% as of December 31, 2008, which returns were achieved.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional debt and equity capital.  We will continue to need capital to fund growth in our investments. Under the 1940 Act, we are not permitted to issue indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. As of December 31, 2008, our asset coverage was 188%. There can be no assurance as to when we will be able to satisfy the asset coverage requirements of the 1940 Act, if at all, and our failure to do so would have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay dividends.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock at a price below the current net asset value per share of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than the price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If our common stock continues to trade at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. As of December 31, 2008, our net asset value per share was $9.62. The closing price of our shares on the NYSE at December 31, 2008 was $2.69. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

Our credit ratings may change and may not reflect all risks of an investment in the debt securities.  Our long-term debt carries a non-investment grade credit rating of Ba2 by Moody’s Investors Service, BB+ by Standard & Poor’s, and BB by FitchRatings. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. There can be no assurance that the long-term debt ratings will be maintained.

Risks Related to Current Economic and Market Conditions

We are currently in a period of capital markets disruption and severe recession and we do not expect these conditions to improve in the near future. These market conditions have materially and adversely affected the debt and equity capital markets in the United States, which has had and could continue to have a negative impact on our business and operations.  The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the U.S. economy has entered into a period of severe recession, and forecasts for 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital has significantly limited our investment originations, limited our ability to grow and negatively impacted our operating results.

Economic recessions, including the current global recession, could impair our portfolio companies and harm our operating results.  Many of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic recession, including the current and any future recessions or economic slowdowns, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions also have decreased the value of any collateral securing our loans, if any, and a prolonged recession or depression may further decrease such value. These conditions are contributing to and if prolonged could lead to further losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.

Risks Related to Asset Values

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.  As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by the Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. As of December 31, 2008, conditions in the debt and equity markets had continued to deteriorate and pricing levels continued to decline. As a result, we have incurred and, depending on market conditions, we may incur further unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At December 31, 2008, portfolio investments recorded at fair value were 94% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single approach for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and unrealized appreciation when we determine that the fair value of a security is greater than its cost basis. Without a market quotation in an active market and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.

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

Risks Related to Our Portfolio

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

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. Current economic and capital markets conditions in the U.S. have severely reduced capital availability, senior lending activity and middle market merger and acquisition activity. The absence of an active senior lending environment and the slowdown or stalling in middle market merger and acquisition activity has slowed the amount of private equity investment activity generally. As a result, the pace of our investment activity has also slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and could negatively affect the amount of gains or losses upon exit.

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

We may be unable to fund our commitments to our portfolio companies as they become due, which may have a material adverse effect on our business.  We have outstanding investment commitments that at December 31, 2008 totaled $682.1 million. In addition, at December 31, 2008, we had standby letters of credit issued under our revolving line of credit and certain guarantees related to portfolio companies of $141.5 million. We are currently in default under the terms of our revolving line of credit and private notes, and in addition our asset coverage is less than the 200% required by the 1940 Act for us to issue new debt. As a result, we are currently unable to borrow money to fund these commitments. In addition, because our common stock trades at a price that is less than our net asset value per share, we may not be able to raise funds through additional equity offerings in order to fund these commitments. To the extent we are unable to fund these commitments, it could have a material adverse effect on our portfolio companies, and as a result, have a material adverse effect on our results of operations.

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

At December 31, 2008, our investment in Ciena Capital LLC (Ciena) totaled $547.8 million at cost and $104.9 million at value, after the effect of unrealized depreciation of $442.9 million. Other assets includes additional amounts receivable from or related to Ciena totaling $15.4 million, which have a value of $2.1 million at December 31, 2008. In addition, we have provided standby letters of credit, issued in connection with term securitization transactions completed by Ciena, that totaled $102.6 million at December 31, 2008, and we issued performance guarantees in connection with two non-recourse warehouse facilities. On September 30, 2008, Ciena voluntarily filed for bankruptcy.

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

Risks Related to Regulation as a Business Development Company and Regulated Investment Company

Loss of regulated investment company tax treatment could negatively impact our ability to service our debt and pay dividends.  We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our shareholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which could negatively impact our ability to service our debt and pay dividends to our shareholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

Risks Related to Our Ability to Pay Dividends to Our Shareholders

There is a risk that our common stockholders may not receive dividends or distributions.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be precluded from making distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. As of December 31, 2008 we had an asset coverage of 188%. Therefore, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

If we do not meet the distribution requirements for regulated investment companies, we will suffer adverse tax consequences. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue discount. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in payment-in-kind interest and dividends, net of cash collections in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

Risks Related to Changes in Interest Rates

Changes in interest rates may affect our cost of capital and net investment income.  Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. In addition, defaults under our borrowing arrangements may result in higher interest costs during the continuance of an event of default. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Risks Related to Asset Management Activities

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

We have sold assets to certain managed funds and, as part of our investment strategy, we may offer to sell additional assets to managed funds or we may purchase assets from managed funds. In addition, funds managed by us may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, there is an inherent conflict of interest in such transactions between us and funds we manage.

Other Risks

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

Our common stock price may be volatile.  The trading price of our common stock may fluctuate substantially. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, reaching unprecedented levels. We have experienced significant stock price volatility. In general, the price of the common stock may be higher or lower than the price paid by stockholders, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

The trading market or market value of our publicly issued debt securities may be volatile.  Our publicly issued debt securities may or may not have an established trading market. We cannot assure that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Our common stock could be delisted from the New York Stock Exchange if we continue to trade below $1.00 or if we fail to meet other listing criteria.  In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. Absent the NYSE’s rule filing, under the NYSE continued listing criteria, the average closing price of our common stock must not be below $1.00 per share for 30 or more consecutive trading days. In the event that the average closing price of our common stock is below $1.00 per share over a consecutive 30-day trading period, we would have a six-month cure period to attain both a $1.00 share price and a $1.00 average share price over 30 trading days.

If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC 20006-3434. Our lease for approximately 56,000 square feet of office space at that location expires in December 2010 with an option to renew until 2015. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in New York, NY and Arlington, VA.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and a motion to dismiss the lawsuit is pending.

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. Ms. Nadoff sent a letter to our Board of Directors on October 5, 2007 reciting substantially the same claims and requesting that the Board of Directors investigate her allegations and take appropriate action. The Board of Directors subsequently established a committee, which engaged and was advised by its own counsel, to review the matter. The Board’s committee evaluated the allegations in Ms. Nadoff’s October 5 letter and recommended that the Board take no further action. After considering both Ms. Nadoff’s request and the committee’s recommendation, the Board accepted the recommendation. On November 26, 2008, we filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. On February 17, 2009, the plaintiff filed an amended complaint as ordered by the Court. The complaint alleges various breaches of fiduciary duty by the Board of Directors. We intend to file a motion to dismiss.

In addition to the above matters, we are party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. For a discussion of civil investigations being conducted regarding the lending practices of Ciena Capital LLC, one of our portfolio companies, see Note 3, “Portfolio — Ciena Capital LLC” from our Notes to the Consolidated Financial Statements included in Item 8.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the trading symbol ALD as its primary listing and is also traded on the Nasdaq Global Select Market. There are approximately 3,700 shareholders of record and approximately 152,000 beneficial shareholders of the Company. The quarterly stock prices quoted below represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2008 and 2007

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$23.26	$21.52	$15.97	$10.00	$32.98	$32.96	$32.87	$30.90
Low	$18.38	$13.89	$10.80	$1.59	$28.05	$28.90	$27.10	$21.15
Close	$18.43	$13.89	$10.80	$2.69	$28.81	$30.96	$29.39	$21.50

Dividend Declarations

The following table summarizes our dividends declared during 2008 and 2007:

Date Declared	Record Date	Payment Date	Amount

February 1, 2008	March 12, 2008	March 27, 2008	$0.65
April 25, 2008	June 13, 2008	June 27, 2008	$0.65
July 8, 2008	September 12, 2008	September 26, 2008	$0.65
July 8, 2008	December 12, 2008	December 26, 2008	$0.65

Total declared for 2008			$2.60

February 2, 2007	March 16, 2007	March 28, 2007	$0.63
April 24, 2007	June 15, 2007	June 27, 2007	$0.64
July 27, 2007	September 14, 2007	September 26, 2007	$0.65
July 27, 2007	December 14, 2007	December 26, 2007	$0.65
September 14, 2007	December 14, 2007	December 27, 2007	$0.07

Total declared for 2007			$2.64

See “Item 1. Business — Dividends,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters and Dividends and Distributions” and Note 10, “Dividends and Distributions and Taxes” from our Notes to the Consolidated Financial Statements included in Item 8. For 2008, we paid $456.5 million or $2.60 per share in dividends to shareholders. Dividends for 2008 were paid primarily from taxable income carried forward from 2007 for distribution in 2008.

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. As a regulated investment company, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our revolving credit facility contain provisions that limit the amount of dividends we can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at December 31, 2008, we were in default of that covenant. During the continuance of an event of default, we are precluded from declaring dividends or other distributions to our shareholders. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

As of December 31, 2008, we estimate that we have met our dividend distribution requirements for the 2008 tax year. We intend to retain capital in 2009 in order to comply with the 200% asset coverage requirements of the 1940 Act and our debt agreements. We would be able to carry forward any 2009 taxable income for distribution in 2010. We currently qualify as a regulated investment company. However there can be no assurance that we will be able to achieve 200% asset coverage or reach agreement with our lenders with respect to the payment of dividends; therefore, we may not be able to comply with the regulated investment company requirements to distribute income for 2009 or other future years and we may be required to pay a corporate level income tax. See “Certain Government Regulations — Regulated Investment Company Status.”

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 1000 Financial Index, for the years 2004 through 2008. The graph assumes that, on December 31, 2003, a person invested $100 in each of our common stock, the S&P 500 Stock Index, and the Russell 1000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return(1)
(Through December 31, 2008)

(1)	Total return includes reinvestment of dividends through December 31, 2008.

Sales of Unregistered Securities

During 2008, we issued 192,482 shares of common stock pursuant to our dividend reinvestment plan in lieu of cash distributions. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 6, “Shareholders’ Equity” from our Notes to the Consolidated Financial Statements included in Item 8.

Item 6.  Selected Financial Data.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

You should read the condensed consolidated financial information below with the Consolidated Financial Statements and Notes thereto included herein. The financial information below has been derived from our financial statements that were audited by KPMG LLP.

(in thousands,	Year Ended December 31,
except per share data)	2008	2007	2006	2005	2004
Operating Data:
Interest and related portfolio income:
Interest and dividends	$457,418	$417,576	$386,427	$317,153	$319,642
Fees and other income	44,826	44,129	66,131	56,999	47,448

Total interest and related portfolio income	502,244	461,705	452,558	374,152	367,090

Expenses:
Interest	148,930	132,080	100,600	77,352	75,650
Employee	76,429	89,155	92,902	78,300	53,739
Employee stock options(1)	11,781	35,233	15,599	—	—
Administrative	49,424	50,580	39,005	69,713	34,686

Total operating expenses	286,564	307,048	248,106	225,365	164,075

Net investment income before income taxes	215,680	154,657	204,452	148,787	203,015
Income tax expense (benefit), including excise tax	2,506	13,624	15,221	11,561	2,057

Net investment income	213,174	141,033	189,231	137,226	200,958

Net realized and unrealized gains (losses):
Net realized gains (losses)	(129,418)	268,513	533,301	273,496	117,240
Net change in unrealized appreciation or depreciation	(1,123,762)	(256,243)	(477,409)	462,092	(68,712)

Total net gains (losses)	(1,253,180)	12,270	55,892	735,588	48,528

Net increase (decrease) in net assets resulting from operations	$(1,040,006)	$153,303	$245,123	$872,814	$249,486

Per Share:
Diluted earnings (loss) per common share	$(6.01)	$0.99	$1.68	$6.36	$1.88
Net investment income plus net realized gains (losses) per share(2)	$0.48	$2.65	$4.96	$2.99	$2.40
Dividends per common share(2)	$2.60	$2.64	$2.47	$2.33	$2.30
Weighted average common shares outstanding – diluted	172,996	154,687	145,599	137,274	132,458

(in thousands,	At December 31,
except per share data)	2008	2007	2006	2005	2004

Balance Sheet Data:
Portfolio at value	$3,492,950	$4,780,521	$4,496,084	$3,606,355	$3,013,411
Total assets	3,722,186	5,214,576	4,887,505	4,025,880	3,260,998
Total debt outstanding(3)	1,945,000	2,289,470	1,899,144	1,284,790	1,176,568
Undistributed (distributions in excess of) earnings	184,715	535,853	502,163	112,252	12,084
Shareholders’ equity	1,718,400	2,771,847	2,841,244	2,620,546	1,979,778
Shareholders’ equity per common share (net asset value)(4)	$9.62	$17.54	$19.12	$19.17	$14.87
Common shares outstanding at end of year	178,692	158,002	148,575	136,697	133,099

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other Data:
Investments funded	$1,078,171	$1,845,973	$2,437,828	$1,675,773	$1,524,523
Principal collections related to investment repayments or sales	1,037,348	1,211,550	1,055,347	1,503,388	909,189
Realized gains	150,468	400,510	557,470	343,061	267,702
Realized losses	(279,886)	(131,997)	(24,169)	(69,565)	(150,462)

(in thousands,	2008				2007
except per share data)	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Quarterly Data (unaudited):
Total interest and related portfolio income	$102,060	$120,662	$134,578	$144,944	$117,709	$118,368	$117,676	$107,952
Net investment income	34,175	45,595	63,855	69,549	58,040	18,318	25,175	39,500
Net increase (decrease) in net assets resulting from operations	(578,829)	(318,262)	(102,203)	(40,712)	27,527	(96,468)	89,158	133,086

Diluted earnings (loss) per common share	$(3.24)	$(1.78)	$(0.59)	$(0.25)	$0.18	$(0.63)	$0.57	$0.87
Dividends declared per common share(5)	0.65	0.65	0.65	0.65	0.72	0.65	0.64	0.63
Net asset value per common share(4)	9.62	13.51	15.93	16.99	17.54	17.90	19.59	19.58

(1)	Effective January 1, 2006, we adopted the provisions of Statement No. 123 (Revised 2004), Share-Based Payment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
(2)	Dividends are based on taxable income, which differs from income for financial reporting purposes. Net investment income and net realized gains (losses) are the most significant components of our annual taxable income. Dividends paid in 2008 primarily were paid from taxable income earned in 2007 that was carried over for distribution in 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
(3)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(4)	We determine net asset value per common share as of the last day of the period presented. The net asset values shown are based on outstanding shares at the end of each period presented.
(5)	Dividends declared per common share for the fourth quarter of 2007 included the regular quarterly dividend of $0.65 per common share and an extra dividend of $0.07 per common share. Dividends paid in 2008 primarily were paid from taxable income earned in 2007 that was carried over for distribution in 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

OVERVIEW

We are a business development company, or BDC, in the private equity business and we are internally managed. Specifically, we primarily invest in private middle market companies in a variety of industries through long-term debt and equity capital instruments. Our financing generally is used to fund buyouts, acquisitions, growth, recapitalizations, note purchases, and other types of financings. Our investment objective is to achieve current income and capital gains.

Our portfolio composition at December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006

Private finance	97%	97%	97%
Commercial real estate finance	3%	3%	3%

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

The United States and the global economies are in a state of severe economic recession, which has had a far-reaching impact on the financial services industry. The U.S. capital markets have been experiencing extreme volatility and a lack of liquidity. Like many other financial firms, our current business focus has changed from expanding our portfolio to harvesting capital from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. Our investing activities, as a result, have been sharply reduced. We believe that accumulating capital in order to pay down our indebtedness is a prudent strategy in this market environment.

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At December 31, 2008, we had five separate funds under our management (together, the Managed Funds) for which we earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At December 31, 2008, the funds that we manage had total assets of approximately $2.1 billion. See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and capital committed to our Managed Funds, we had $8.4 billion in managed capital at December 31, 2008.

In addition to the funds we already manage or co-manage, we are pursuing additional managed fund opportunities including the potential acquisition of asset managers. These potential funds are focused on all levels of a middle market company’s capital structure, from senior debt through equity capital. By growing our privately managed capital base, we seek to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities. There can be no assurance that these new fund raising initiatives will result in additional funds under management.

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2008, 2007, and 2006, were as follows:

	At and for the
	Years Ended December 31,
($ in millions)	2008	2007	2006

Portfolio at value	$3,493.0	$4,780.5	$4,496.1
Investments funded	$1,078.2	$1,846.0	$2,437.8
Payment-in-kind interest and dividends, net of cash collections	$53.4	$12.0	$4.1
Principal collections related to investment repayments or sales(1)	$1,037.3	$1,211.6	$1,055.3
Yield on interest-bearing investments(2)	12.1%	12.1%	11.9%

(1)	Principal collections related to investment repayments or sales for the years ended December 31, 2008 and 2007, included collections of $216.3 million and $221.9 million, respectively, related to the sale of loans to certain of our Managed Funds. See “Managed Funds” below for further discussion.

(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest on the subordinated certificates in the Unitranche Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2008, 2007, and 2006, were as follows:

	At and for the
	Years Ended December 31,
	2008		2007		2006
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$306.3	5.6%	$344.3	7.7%	$405.2	8.4%
Unitranche debt	456.4	12.0%	653.9	11.5%	799.2	11.2%
Subordinated debt	1,829.1	12.9%	2,416.4	12.8%	1,980.8	12.9%

Total loans and debt securities	2,591.8	11.9%	3,414.6	12.1%	3,185.2	11.9%
Equity securities:
Preferred shares/income notes of CLOs(2)	179.2	16.4%	203.0	14.6%	97.2	15.5%
Subordinated certificates in Unitranche Fund LLC(2)	125.4	12.0%	0.7	12.4%	—
Other equity securities	502.7		1,041.0		1,095.5

Total equity securities	807.3		1,244.7		1,192.7

Total portfolio	$3,399.1		$4,659.3		$4,377.9

Investments funded(3)	$1,068.1		$1,828.0		$2,423.4
Payment-in-kind interest and dividends, net of cash collections	$53.2		$12.7		$3.4
Principal collections related to investment repayments or sales(4)	$1,020.5		$1,188.2		$1,015.4

(1)	The weighted average yield on loan and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date. See “Results of Operations — Total Interest and Related Portfolio Income” below for discussion of the portfolio yield.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Unitranche Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Investments funded for the year ended December 31, 2006, included debt investments in certain portfolio companies received in conjunction with the sale of such companies. See “— Private Finance - Investments Funded” below.

(4)	Includes collections from the sale or repayment of senior loans totaling $285.3 million, $393.4 million and $322.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Our private finance portfolio primarily is composed of debt and equity investments. Debt investments include senior loans, unitranche debt (an instrument that combines both senior and subordinated financing, generally in a first lien position), or subordinated debt (with or without equity features). The junior debt that we have in the portfolio is lower in repayment priority than senior debt and is also known as mezzanine debt. Our portfolio contains equity investments for a minority equity stake in portfolio companies and includes equity features such as nominal cost warrants received in conjunction with our debt investments. In a buyout transaction, we generally invest in senior and/or subordinated debt and equity (preferred and/or voting or non-voting common) where our equity ownership represents a significant portion of the equity, but may or may not represent a controlling interest.

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the years ended December 31, 2008, 2007, and 2006, consisted of the following:

	2008 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield (1)	Amount	Yield (1)		Amount	Yield (1)

Loans and debt securities:
Senior loans	$175.9		7.4%	$13.9	5.4%		$189.8	7.2%
Senior secured loan to Ciena Capital LLC	—			319.0	0.0	%(2)	319.0	0.0	%(2)
Unitranche debt(3)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	246.4	(5)	12.6%	54.8	15.4%		301.2	13.1%

Total loans and debt securities	437.6		10.4%	388.2	2.4%		825.8	6.6	%(8)
Preferred shares/income notes of CLOs(6)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Unitranche Fund LLC	124.7		10.9%	—			124.7	10.9%
Equity	40.5			41.5			82.0

Total	$638.4			$429.7			$1,068.1

	2007 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$249.0		9.2%	$63.1	8.8%		$312.1	9.1%
Unitranche debt(3)	109.1		10.8%	74.9	13.0%		184.0	11.7%
Subordinated debt	719.4	(5)	12.8%	197.6	12.1%		917.0	12.6%

Total loans and debt securities	1,077.5		11.7%	335.6	11.7%		1,413.1	11.7%
Preferred shares/income notes of CLOs(6)	116.2		16.4%	—			116.2	16.4%
Subordinated certificates in Unitranche Fund LLC	0.7		12.4%	—			0.7	12.4%
Equity	152.0	(7)		146.0			298.0

Total	$1,346.4			$481.6			$1,828.0

	2006 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield (1)	Amount	Yield (1)		Amount	Yield (1)

Loans and debt securities:
Senior loans	$245.4		9.4%	$239.8	8.9%		$485.2	9.2%
Unitranche debt(3)	471.7		10.7%	146.5	12.9%		618.2	11.3%
Subordinated debt(4)	510.7		13.0%	423.8	14.4%		934.5	13.6%

Total loans and debt securities	1,227.8		11.4%	810.1	12.5%		2,037.9	11.9%
Preferred shares/income notes of CLOs(6)	26.1		14.8%	—			26.1	14.8%
Equity	65.3			294.1			359.4

Total	$1,319.2			$1,104.2			$2,423.4

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest or effective interest yield on accruing loans and debt securities, divided by (b) total loans and debt securities, funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investments funded. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	The senior secured loan to Ciena acquired on September 30, 2008, was placed on non-accrual status on the purchase date.
(3)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(4)	Debt investments funded for the year ended December 31, 2006, included a $150 million subordinated debt investment in Advantage Sales & Marketing, Inc. received in conjunction with the sale of Advantage and a $30 million subordinated debt investment in STS Operating, Inc. received in conjunction with the sale of STS.

(5)	Subordinated debt investments for the years ended December 31, 2008 and 2007, included $43.8 million and $45.3 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(6)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(7)	Equity investments for the year ended December 31, 2007, included $31.8 million invested in the Allied Capital Senior Debt Fund, L.P. See “Managed Funds” below.
(8)	Excluding the senior secured loan to Ciena, the weighted average yield on new investments for the year ended December 31, 2008, was 10.8%.

For the year ended December 31, 2008, we made private finance investments totaling $1.1 billion, including $319.0 million related to our investment in Ciena. Excluding the investment in Ciena, our focus for investments in 2008 generally was on higher return junior debt capital investments. Senior loans (except for the Ciena senior secured loan) funded by us generally were funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. We made fewer direct unitranche debt investments in 2008 as a result of the establishment of the Unitranche Fund LLC (Unitranche Fund) in the fourth quarter of 2007. Unitranche loans sourced by us generally are referred to the Unitranche Fund. For the year ended December 31, 2008, we invested $124.7 million in the Unitranche Fund, which supported its closing of investments totaling $789.3 million. The 12.0% yield on the subordinated certificates in the Unitranche Fund at December 31, 2008 represents the contractual coupon on the subordinated certificates and excludes any return from potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “Managed Funds — Unitranche Fund LLC” below.

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

We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans underwritten or arranged by us may be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, or funds managed by Callidus or by us. After completing loan sales, we may retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment.

Principal collections related to private finance investment repayments or sales were $1.0 billion for the year ended December 31, 2008, which included $216.3 million sold to Managed Funds. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.

Outstanding Investment Commitments.  As discussed above, given that our current business focus has changed from expanding our portfolio to harvesting capital from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet, we expect that our new investing activities for 2009 will be sharply reduced and that our investing activities will be primarily focused on funding existing outstanding investment commitments.

At December 31, 2008, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
	25% Owned(1)	to 25% Owned	5% Owned	Total
($ in millions)

Senior loans	$8.1	$12.7	$86.0	$106.8	(2)
Unitranche debt	3.0	—	33.6	36.6
Subordinated debt	14.2	4.3	3.0	21.5

Total loans and debt securities	25.3	17.0	122.6	164.9
Unitranche Fund	399.6	—	—	399.6
Equity securities	34.0	10.3	39.9	84.2	(3)

Total	$458.9	$27.3	$162.5	$648.7

(1)	Includes a $3.9 million revolving line of credit commitment for working capital to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments.

(2)	Includes $104.5 million in the form of revolving senior debt facilities to 27 companies.

(3)	Includes $49.1 million to 11 private equity and venture capital funds, including $3.3 million in co-investment commitments to one private equity fund. These fund commitments are generally drawn over a multi-year period of time as the funds make investments.

Total commitments were $648.7 million at December 31, 2008, which included $399.6 million in commitments to the Unitranche Fund (see “Managed Funds — Unitranche Fund LLC”). Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval.

In addition to these outstanding investment commitments at December 31, 2008, we may be required to fund additional amounts under earn-out arrangements primarily related to buyout transactions in the future if those companies meet agreed-upon performance targets. We also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources” below. We intend to fund these commitments with existing cash and through cash flows from operations before new investments, although there can be no assurance that we will generate sufficient cash flows to satisfy these commitments.

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At December 31, 2008, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$127.7	$86.1	18.5%	$90.7	$89.9	13.3%
Preferred shares/income notes of CLOs	248.2	179.2	16.4%	218.3	203.0	14.6%

Total	$375.9	$265.3		$309.0	$292.9

Percentage of total assets		7.1%			5.6%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above. See discussion below.

(2)	Included in private finance subordinated debt.

The CLO and CDO issuances in which we have invested are primarily invested in senior corporate loans. Certain of these funds are managed by Callidus Capital, our portfolio company, and certain of these funds are managed by us. See also Note 3, “Portfolio” from our Notes to the Consolidated Financial Statements included in Item 8.

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

The CLO/CDO assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow generally is distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults, and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both December 31, 2008 and 2007, the face value of the CLO and CDO assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At December 31, 2008 and 2007, based on information provided by the collateral managers the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 658 issuers and 671 issuers, respectively, and had principal balances as follows:

($ in millions)	2008	2007

Bonds	$268.3	$288.5
Syndicated loans	4,477.3	4,122.7
Cash(1)	89.6	104.4

Total underlying collateral assets(2)	$4,835.2	$4,515.6

(1)	Includes undrawn liability amounts.
(2)	At December 31, 2008 and 2007, the total face value of defaulted obligations was $95.0 million and $18.4 million, respectively, or approximately 2.0% and 0.4%, respectively, of the total underlying collateral assets.

Throughout 2008, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased, the fair value of certain of our investments in these assets decreased. At December 31, 2008, the market yield used to value our preferred shares/income notes was 27.5% with the exception of the income notes in one CLO with a cost and value of $21.3 million where we used a market yield of 23.1% due to the characteristics of this issuance. In the current economic environment, we expect ratings downgrades, defaults and losses to increase, and we have also considered this in our valuation analysis. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a net decrease of $94.7 million related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2008. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

As the debt capital markets show significant volatility, yield spreads may widen further. As a result, if the market yields for our investments in CLOs continue to increase or should the performance of the underlying assets in the CLOs decrease, the fair value of our investments may decrease further.

Ciena Capital LLC.  Ciena Capital LLC (Ciena) has provided loans to commercial real estate owners and operators. Ciena has been a participant in the SBA’s 7(a) Guaranteed Loan Program, and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. Ciena is headquartered in New York, NY.

At December 31, 2008 and 2007, our investment in Ciena was as follows:

	2008		2007
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$104.9	$—	$—
Class A Equity Interests	—	—	99.0	68.6
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.3	—	109.3	—

Total	$547.8	$104.9	$327.8	$68.6

(1)	At December 31, 2008 and 2007, we held 100% of the Class B equity interests and 94.9% of the Class C equity interests

At December 31, 2008 and 2007, other assets includes amounts receivable from or related to Ciena totaling $15.4 million and $5.4 million at cost and $2.1 million and $5.4 million at value, respectively. During the fourth quarter of 2008, we sold our Class A Equity Interests in Ciena for nominal consideration to affiliates of AllBridge Financial, LLC, and realized a loss of $98.9 million. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in our investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of our Class A equity interests. Net change in unrealized appreciation or depreciation included a net decrease in our investment in Ciena of $174.5 million and $142.3 million for the years ended December 31, 2007 and 2006, respectively. See “— Valuation of Ciena Capital LLC” below.

In addition, at December 31, 2008, we had standby letters of credit issued under our line of credit of $102.6 million in connection with term securitization transactions completed by Ciena. Due to the economic environment, the term securitizations have experienced increasing defaults and the financial institution that has issued these letters of credit has experienced a ratings downgrade; therefore, some of these letters of credit may be drawn beginning in 2009. Because our asset coverage ratio is currently less than 200%, an event of default has occurred under our line of credit and we may need to fund these letter of credit draws with cash in lieu of a borrowing under our line of credit. We have considered any funding under the letters of credit in the valuation of Ciena at December 31, 2008. See “Financial Condition, Liquidity and Capital Resources” below.

Ciena has continued to experience significant deterioration in the value of its assets primarily as a result of an increase in borrower defaults in the current economic environment and decreasing values for financial assets. On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Court). Ciena continues to operate its servicing business and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Ciena believes that by filing for bankruptcy protection it will be able to proceed with an orderly sale of its assets over time in more favorable market conditions in the future and thereby maximize the value of its assets and reduce costs in order to repay its debts.

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and, in lieu of paying under our guaranty, we purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position held by Citibank, N.A. We paid $325.4 million to fund the purchase, which included $319.0 million of principal, $1.4 million of interest, and $5.0 million of other payments related to the revolving credit facility and the bankruptcy. As of December 31, 2008, the senior secured loan had a cost basis of $319.0 million and a value of $104.9 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to Citibank. In connection with our continuing guaranty of the amounts held by Citibank, we have agreed with Citibank that the amounts owing to Citibank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

Total interest and related portfolio income earned from our investment in Ciena for the years ended December 31, 2008, 2007, and 2006, was as follows:

($ in millions)	2008	2007	2006

Interest income on subordinated debt and Class A equity interests	$—	$—	$11.9
Fees and other income	—	5.4	7.8

Total interest and related portfolio income	$—	$5.4	$19.7

In the fourth quarter of 2006, we placed our investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from our investment in Ciena for the years ended December 31, 2008 and 2007. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit (discussed below), we earned fees of $5.4 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively, which were included in fees and other income. Ciena has not yet paid the $5.4 million in such fees earned by us in 2007 and at December 31, 2008 and 2007, such fees were included as a receivable in other assets with a carrying amount, net of depreciation, of zero and $5.4 million, respectively. We considered these outstanding receivables in our valuation of Ciena at December 31, 2008 and 2007. The remaining fees and other income in 2006 relate to management fees from Ciena. We did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the nine months ended September 30, 2008. Subsequent to September 30, 2008, we will not earn any fees from Ciena for continuing to provide the guaranty or letters of credit.

At December 31, 2008, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the prepayment of that facility. We have issued performance guaranties whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA guaranteed loans issued by Ciena. Specifically, on or about January 9, 2007, Ciena became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleged that a former Ciena employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. We understand that Ciena is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. On October 1, 2007, the former Ciena employee pled guilty to one count of conspiracy to fraudulently originate SBA-guaranteed loans and one count of making a false statement before a grand jury. The former Ciena employee was sentenced on November 13, 2008 to ten years imprisonment and was ordered to pay restitution of $30 million to Ciena, $2.9 million to a commercial bank, and $800,000 to the SBA.

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena would remain a preferred lender in the SBA 7(a) Guaranteed Loan Program and would retain the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. The agreement provided that, during its term, an independent third party selected by the SBA would review loans originated by Ciena before they could be sold into the secondary market and would review defaulted loans repurchased from the secondary market by Ciena before the SBA would reimburse Ciena. The March 6 agreement has expired. Ciena also entered into an escrow agreement with the SBA pursuant to which Ciena deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement.

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

On or about January 16, 2007, Ciena (f/k/a Business Loan Express LLC) and its subsidiary Business Loan Center LLC (BLC) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs appealed the dismissal. Ciena’s bankruptcy filing automatically stayed the appeal; however, pursuant to Ciena’s request, the Court lifted the automatic stay to permit the appeal to proceed. Oral arguments took place on February 3, 2009 before the U.S. Court of Appeals for the 11th Circuit and the District Court’s decision dismissing all claims by the 11th Circuit was affirmed on February 5, 2009. On February 23, 2009, the plaintiff/appellants filed a Petition for Rehearing En Banc, which is now pending.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at December 31, 2008.

Mercury Air Centers, Inc.  At December 31, 2006, our investment in Mercury Air Centers, Inc. (Mercury) totaled $84.3 million at cost and $244.2 million at value, or 5.0% of our total assets, which included unrealized appreciation of $159.9 million. We completed the purchase of a majority ownership in Mercury in April 2004. In August 2007, we completed the sale of our majority equity interest in Mercury. For the year ended December 31, 2007, we realized a gain of $262.4 million, subject to post-closing adjustments. For the year ended December 31, 2008, we realized an additional gain of $6.0 million resulting from these post-closing adjustments. In addition, we were repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

Total interest and related portfolio income earned from our investment in Mercury for the years ended December 31, 2007, and 2006 was as follows:

($ in millions)	2007	2006

Interest income	$5.1	$9.3
Fees and other income	0.2	0.6

Total interest and related portfolio income	$5.3	$9.9

Net change in unrealized appreciation or depreciation for the year ended December 31, 2007, included an increase in unrealized appreciation totaling $74.9 million for the first half of 2007 and the reversal of $234.8 million associated with the sale of our majority equity interest in the third quarter of 2007. Net change in unrealized appreciation or depreciation included a net increase in unrealized appreciation on our investment in Mercury of $106.1 million for the year ended December 31, 2006.

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

On March 29, 2006, we sold our majority equity interest in Advantage. We were repaid our $184 million in subordinated debt outstanding at closing. For the year ended December 31, 2006, we realized a gain on the sale of our equity investment of $434.4 million, subject to post-closing adjustments and excluding any earn-out amounts. We realized additional gains in 2008 and 2007 resulting from post-closing adjustments and an earn-out payment totaling $1.9 million and $3.4 million, respectively, subject to additional post-closing adjustments.

As consideration for the common stock sold in the transaction, we received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of our cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At December 31, 2008, the amount of the escrow included in other assets on our consolidated balance sheet was approximately $23.3 million. For tax purposes, the receipt of the $150 million subordinated note as part of our consideration for the common stock sold and the hold back of certain proceeds in escrow will generally allow us, through installment treatment, to defer the recognition of taxable income for a portion of our realized gain until the note or other amounts are collected.

Total interest and related portfolio income earned from our investment in Advantage while we held a majority equity interest was $14.1 million (which included a prepayment premium of $5.0 million) for the year ended December 31, 2006. In addition, we earned structuring fees of $2.3 million on our new $150 million subordinated debt investment in Advantage upon the closing of the sale transaction in 2006. Net change in unrealized appreciation or depreciation for the year ended December 31, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of our majority equity interest in Advantage.

In connection with the sale transaction, we retained an equity investment as a minority shareholder in the business valued at $15 million at closing. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which resulted in a realized gain of $4.8 million.

Our investment in Advantage at December 31, 2008, which was composed of subordinated debt and a minority equity interest, totaled $158.1 million at cost and $140.0 million at value, which included unrealized depreciation of $18.1 million.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2008, 2007, and 2006, were as follows:

	At and for the Years Ended December 31,
	2008		2007		2006
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$53.5	7.4%	$65.4	6.8%	$71.9	7.5%
Real estate owned	20.8		21.3		19.6
Equity interests	19.6		34.5		26.7

Total portfolio	$93.9		$121.2		$118.2

Investments funded	$10.1		$18.0		$14.4
Payment-in-kind interest, net of cash collections	$0.2		$(0.7)		$0.7
Principal collections related to investment repayments or sales	$16.8		$23.4		$39.9

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At December 31, 2008, we had outstanding funding commitments related to commercial mortgage loans and equity interests of $33.4 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.5 million.

Managed Funds

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At December 31, 2008, we had five separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

At December 31, 2008, the funds that we manage had total assets of approximately $2.1 billion. Our responsibilities to the Managed Funds may include investment origination, underwriting, and portfolio monitoring services. Each of the Managed Funds may separately invest in the debt or equity of companies in our portfolio, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by the Managed Funds. We intend to grow our managed capital base over time. By growing our privately managed capital base, we seek to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities. We have agreed to purchase the management contracts of three additional funds for approximately $10 million plus an earnout not to exceed $1.5 million, and certain transaction costs. The aggregate assets held by these funds total approximately $1.2 billion. We expect to begin managing these funds in early 2009. See “Risk Factors — There are potential conflicts of interest between us and the funds managed by us” under Item 1A.

Unitranche Fund LLC.  In December 2007, we formed the Unitranche Fund LLC (Unitranche Fund), which we co-manage with an affiliate of General Electric Capital Corporation (GE). At December 31, 2008, the Unitranche Fund had total assets of $789.8 million, and our investment in the Unitranche Fund totaled $125.4 million at cost and at value.

The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with EBITDA of at least $15 million. The Unitranche Fund may invest up to $270 million for a single borrower. For financing needs greater than $270 million, we and GE may jointly underwrite additional financing for a total unitranche financing of up to $500 million. Allied Capital, GE and the Unitranche Fund may co-invest in a single borrower, with the Unitranche Fund holding at least a majority of the issuance. We may hold the portion of a unitranche loan underwritten by us. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates, and we have committed $525.0 million of subordinated certificates. The Unitranche Fund will be capitalized as transactions are completed. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval. The level of investments made by the Unitranche Fund will be dependent on market conditions, the Unitranche Fund’s ability to identify attractive investment opportunities, and our ability to fund our commitment to the Unitranche Fund. We earn a management and sourcing fee totaling 0.375% per annum of managed assets. In addition to the management and sourcing fee, we earn structuring fees on investments made by the Unitranche Fund.

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

Allied Capital Senior Debt Fund, L.P.  The Allied Capital Senior Debt Fund, L.P. (ACSDF) is a private fund that generally invests in senior, unitranche and second lien debt. ACSDF had total assets of $412.9 million at December 31, 2008. AC Corp, our wholly-owned subsidiary, is the investment manager and Callidus acts as special manager to ACSDF. A subsidiary of AC Corp is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp will earn a management fee of up to 2% per annum of the net asset value of ACSDF and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.

We are a special limited partner in ACSDF, which is a portfolio investment, and have committed and funded $31.8 million to ACSDF. At December 31, 2008, our investment in ACSDF totaled

$31.8 million at cost and at value. As a special limited partner, we may earn an incentive allocation to the extent of 20% of ACSDF’s annual net income earned in excess of a specified minimum return, subject to certain performance benchmarks. There can be no assurance that this incentive allocation will be earned, particularly given the current economic environment. The value of our investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus our allocation of the net earnings of ACSDF, including the incentive allocation.

We may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from us. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, we sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. For the year ended December 31, 2008, we sold $72.3 million of seasoned assets with a weighted average yield of 9.2% to the warehouse financing vehicle. ACSDF has also purchased loans from other third parties. Due to the lack of liquidity in the securitization markets, ACSDF is not currently purchasing loans and at December 31, 2008, the ACSDF warehouse financing vehicle has completed its reinvestment period and any investment repayments are used to repay outstanding balances under the warehouse facility.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, we assumed, through a wholly-owned subsidiary, the management of Knightsbridge CLO 2007-1 Ltd. (Knightsbridge 2007), which invests primarily in middle market senior loans.

At December 31, 2008, Knightsbridge 2007 had total assets of $500.6 million and our investment in this CLO totaled $59.6 million at cost and $50.1 million at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists us in the management of Knightsbridge 2007 and we pay Callidus a fee for this assistance.

We may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from us or from other third parties. During the year ended December 31, 2008, we sold loans totaling $95.4 million with a weighted average yield of 8.5% to Knightsbridge 2007.

Knightsbridge CLO 2008-1 Ltd.  In June 2008, we formed Knightsbridge 2008-1 Ltd. (Knightsbridge 2008). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. We manage Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans.

At December 31, 2008, Knightsbridge 2008 had total assets of $304.7 million and our investment in this CLO totaled $52.7 million at cost and at value. We earn a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists us in the management of Knightsbridge 2008 and we pay Callidus a fee for this assistance.

We may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from us or from other third parties. During the year ended December 31, 2008, we sold loans totaling $48.6 million with a weighted average yield of 9.3% to Knightsbridge 2008.

AGILE Fund I, LLC.  In January 2008, we entered into an investment agreement with the Goldman Sachs Private Equity Group, part of Goldman Sachs Asset Management (Goldman Sachs). As part of the investment agreement, we agreed to sell a pro-rata strip of private equity and debt investments to AGILE Fund I, LLC (AGILE), a private fund in which a fund managed by Goldman Sachs owns substantially all of the interests, for a total transaction value of approximately $167 million. The sales of the assets closed in the first quarter of 2008.

The sale to AGILE included 13.7% of our equity investments in 23 of our buyout portfolio companies and 36 of our minority equity portfolio companies for a total purchase price of $104 million which resulted in a net realized gain of $8.3 million (subsequent to post-closing adjustments) and dividend income of $6.4 million. In addition, we sold approximately $63 million in debt investments, which represented 7.3% of our unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

We are the managing member of AGILE, and are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that this incentive allocation will be earned, particularly given the current economic environment. We own the remaining interests in AGILE not held by Goldman Sachs. At December 31, 2008, AGILE had total assets of $99.3 million and our investment in AGILE totaled $0.7 million at cost and $0.5 million at value.

As part of this transaction, we sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which assumed the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008, and resulted in a net realized loss of $7.0 million (subsequent to post-closing adjustments) for the year ended December 31, 2008.

In aggregate, including capital committed to our managed funds and our balance sheet, we had approximately $8.4 billion in managed capital at December 31, 2008.

PORTFOLIO ASSET QUALITY

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

At December 31, 2008 and 2007, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status
Private finance
Companies more than 25% owned	$136.8	$114.1
Companies 5% to 25% owned	—	11.7
Companies less than 5% owned	74.6	23.8
Commercial real estate finance	1.4	12.4
Loans and debt securities not in workout status
Private finance
Companies more than 25% owned	39.3	21.4
Companies 5% to 25% owned	—	13.4
Companies less than 5% owned	77.2	13.3
Commercial real estate finance	6.3	1.9

Total	$335.6	$212.0

Percentage of total portfolio	9.6%	4.4%

At December 31, 2008, private finance non-accruals included our senior secured debt in Ciena, which was $104.9 million or 3.0% of the total portfolio at value. At December 31, 2007, private finance non-accruals included our Class A equity interest in Ciena, which was $68.6 million or 1.4% of total portfolio at value. The increase in loans and debt securities not accruing interest primarily was related to the acquisition of the Ciena senior secured loan in the third quarter of 2008, which was placed on non-accrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at December 31, 2008 and 2007, were as follows:

	2008	2007
($ in millions)

Private finance	$106.6	$139.9
Commercial mortgage loans	1.4	9.2

Total	$108.0	$149.1

Percentage of total portfolio	3.1%	3.1%

At December 31, 2008, loans and debt securities over 90 days delinquent included our senior secured debt in Ciena, which was $104.9 million or 3.0% of the total portfolio at value. At December 31, 2007, loans and debt securities over 90 days delinquent included our Class A equity interest in Ciena, which was $68.6 million or 1.4% of total portfolio at value. See “— Private Finance — Ciena Capital LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from year to year. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $108.0 million and $149.1 million at December 31, 2008 and 2007, respectively.

Given the severity of this economic recession, we would expect that non-accruals and loans over 90 days delinquent may increase in the future.

OTHER ASSETS AND OTHER LIABILITIES

Other assets primarily is composed of fixed assets, prepaid expenses, deferred financing and offering costs, and accounts receivable, which includes amounts received in connection with the sale of portfolio companies, including amounts held in escrow, and other receivables from portfolio companies. At December 31, 2008 and 2007, other assets totaled $122.9 million and $157.9 million, respectively. The decrease since December 31, 2007, was primarily the result of the March 2008 distribution of the assets held in deferred compensation trusts, which totaled $21.1 million at December 31, 2007. See “— Private Finance” above.

Accounts payable and other liabilities primarily is composed of the liabilities related to accrued interest, bonus and taxes, including excise tax. At December 31, 2008 and 2007, accounts payable and other liabilities totaled $58.8 million and $153.3 million, respectively. The decrease in accounts payable and other liabilities since year end 2007 was in part the result of the termination of the deferred compensation plans in March 2008, the liability for which totaled $52.5 million at December 31, 2007. In addition, accounts payable and other liabilities at December 31, 2008, were reduced by the payment of liabilities in 2008 related to accrued 2007 bonuses of $40.1 million and excise tax of $16.0 million, offset by an increase in liabilities in 2008 related to accrued bonuses and 2009 performance awards totaling approximately $12.2 million. Accrued interest payable fluctuates from period to period depending on the amount of debt outstanding and the contractual payment dates of the interest on such debt.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2008, 2007, and 2006

The following table summarizes our operating results for the years ended December 31, 2008, 2007, and 2006.

				Percent				Percent
(in thousands, except per share amounts)	2008	2007	Change	Change	2007	2006	Change	Change

Interest and Related Portfolio Income
Interest and dividends	$457,418	$417,576	$39,842	10%	$417,576	$386,427	$31,149	8%
Fees and other income	44,826	44,129	697	2%	44,129	66,131	(22,002)	(33)%

Total interest and related portfolio income	502,244	461,705	40,539	9%	461,705	452,558	9,147	2%

Expenses
Interest	148,930	132,080	16,850	13%	132,080	100,600	31,480	31%
Employee	76,429	89,155	(12,726)	(14)%	89,155	92,902	(3,747)	(4)%
Employee stock options	11,781	35,233	(23,452)	(67)%	35,233	15,599	19,634	126%
Administrative	49,424	50,580	(1,156)	(2)%	50,580	39,005	11,575	30%

Total operating expenses	286,564	307,048	(20,484)	(7)%	307,048	248,106	58,942	24%

Net investment income before income taxes	215,680	154,657	61,023	39%	154,657	204,452	(49,795)	(24)%
Income tax expense, including excise tax	2,506	13,624	(11,118)	(82)%	13,624	15,221	(1,597)	(10)%

Net investment income	213,174	141,033	72,141	51%	141,033	189,231	(48,198)	(25)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(129,418)	268,513	(397,931)	(148)%	268,513	533,301	(264,788)	(50)%
Net change in unrealized appreciation or depreciation	(1,123,762)	(256,243)	(867,519)	*	(256,243)	(477,409)	221,166	*

Total net gains (losses)	(1,253,180)	12,270	(1,265,450)	*	12,270	55,892	(43,622)	*

Net income	$(1,040,006)	$153,303	$(1,193,309)	(778)%	$153,303	$245,123	$(91,820)	(37)%

Diluted earnings per common share	$(6.01)	$0.99	$(7.00)	(707)%	$0.99	$1.68	$(0.69)	(41)%

Weighted average common shares outstanding — diluted	172,996	154,687	18,309	12%	154,687	145,599	9,088	6%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from year to year. As a result, comparisons may not be meaningful.

Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the years ended December 31, 2008, 2007, and 2006, was composed of the following:

($ in millions)	2008	2007	2006

Interest
Private finance loans and debt securities	$393.3	$376.1	$348.4
Preferred shares/income notes of CLOs	34.1	18.0	11.5
Subordinated certificates in Unitranche Fund LLC	8.3	—	—
Commercial mortgage loans	4.1	6.4	8.3
Cash, U.S. Treasury bills, money market and other securities	4.4	15.1	14.0

Total interest	444.2	415.6	382.2
Dividends	13.2	2.0	4.2

Total interest and dividends	$457.4	$417.6	$386.4

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at December 31, 2008, 2007, and 2006, were as follows:

	2008		2007		2006
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$306.3	5.6%	$344.3	7.7%	$405.2	8.4%
Unitranche debt	456.4	12.0%	653.9	11.5%	799.2	11.2%
Subordinated debt	1,829.1	12.9%	2,416.4	12.8%	1,980.8	12.9%
Equity securities:
Preferred shares/income notes of CLOs	179.2	16.4%	203.0	14.6%	97.2	15.5%
Subordinated certificates in Unitranche Fund LLC	125.4	12.0%	0.7	12.4%	—	—
Commercial real estate:
Commercial mortgage loans	53.5	7.4%	65.4	6.8%	71.9	7.5%

Total interest-bearing investments	$2,949.9	12.1%	$3,683.7	12.1%	$3,354.3	11.9%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below. The weighted average yields are computed as of the balance sheet date.

Interest income has increased over the 2006 through 2008 period as a result of increases in the interest-bearing portfolio as a percent of the total portfolio. Interest-bearing investments represented 84%, 77% and 75% of the total portfolio at value at December 31, 2008, 2007 and 2006, respectively. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in value of interest-bearing investments and the mix of interest-bearing investments in the portfolio, including the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. We currently intend to exit several interest-bearing investments in order to accumulate capital for repayment of debt. As a result, we expect that income from our interest-bearing investments will decrease in 2009.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the year ended December 31, 2008, was $13.2 million as compared to $2.0 million for the year ended December 31, 2007. Dividend income for 2008 includes a $3.1 million dividend received in connection with the recapitalization of Norwesco, Inc., and $6.4 million of dividends received in connection with the sale to AGILE Fund I, LLC. See “Portfolio and Investment Activity — Managed Funds” above. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the years ended December 31, 2008, 2007, and 2006, included fees relating to the following:

($ in millions)	2008	2007	2006

Structuring and diligence	$19.2	$20.7	$37.3
Management, consulting and other services provided to portfolio companies(1)	11.4	9.6	11.1
Commitment, guaranty and other fees from portfolio companies(2)	6.3	9.3	8.8
Fund management fees(3)	6.1	0.5	—
Loan prepayment premiums	0.6	3.7	8.8
Gain on prepayment of notes payable(4)	1.1	—	—
Other income	0.1	0.3	0.1

Total fees and other income	$44.8	$44.1	$66.1

(1)	2006 includes $1.8 million in management fees from Advantage prior to its sale on March 29, 2006. See “— Portfolio and Investment Activity” above for further discussion. 2006 included management fees from Ciena of $1.7 million. We did not charge Ciena management fees in 2008, 2007 or in the fourth quarter of 2006. See “ — Private Finance — Ciena Capital LLC” above.

(2)	Includes guaranty and other fees from Ciena of $0, $5.4 million and $6.1 million for 2008, 2007 and 2006, respectively. See “— Private Finance — Ciena Capital LLC” above.

(3)	See “Portfolio and Investment Activity — Managed Funds” above.

(4)	In December 2008, we prepaid private notes at a discount, which resulted in a net gain of $1.1 million. See “Financial Condition, Liquidity and Capital Resources” below.

Fees and other income generally are related to specific transactions or services and therefore may vary substantially from year to year depending on the level of investment activity and the types of services provided and the level of assets in Managed Funds for which we earn management or other fees. We added two new Managed Funds in 2008 which resulted in an increase in fund management fees. Given our outlook for future investment activity for our balance sheet as well as for certain Managed Funds, we expect that fee income in the future will reflect lower new investment levels. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

Structuring and diligence fees for the year ended December 31, 2008, included $10.4 million earned by us in connection with investments made by the Unitranche Fund, LLC. See “Managed Funds” above. The remainder of the structuring and diligence fees primarily relate to the level of new investment originations, which were lower in 2008 than 2007. Private finance investments funded were $1.1 billion for the year ended December 31, 2008, as compared to $1.8 billion and $2.4 billion for the years ended December 31, 2007 and 2006, respectively. Because we expect a significant reduction in new investment activity, we expect structuring and diligence fees to be lower in 2009.

Loan prepayment premiums for the year ended December 31, 2006, included $5.0 million related to the repayment of our subordinated debt in connection with the sale of our majority equity interest in Advantage in 2006. See “— Portfolio and Investment Activity” above for further discussion. While the scheduled maturities of private finance and commercial real estate loans generally range from five to ten years, it is not unusual for our borrowers to refinance or pay off their debts to us ahead of schedule. Therefore, we generally structure our loans to require a prepayment premium for the first three to five years of the loan. Accordingly, the amount of prepayment premiums will vary depending on the level of repayments and the age of the loans at the time of repayment. In the current economic environment we would expect loan prepayment premiums to be negligible.

See “— Portfolio and Investment Activity” above for further information regarding our total interest and related portfolio income for Ciena, Mercury, and Advantage.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, and administrative expenses.

Interest Expense.  The fluctuations in interest expense during the years ended December 31, 2008, 2007, and 2006, primarily were attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit as well as an increase in our weighted average cost of debt capital. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)	2008	2007	2006

Total outstanding debt	$1,945.0	$2,289.5	$1,899.1
Average outstanding debt	$2,091.6	$1,924.2	$1,491.0
Weighted average cost(1)	7.7%	6.5%	6.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

At the end of the fourth quarter of 2008, we amended our private notes and revolving line of credit, which increased the stated interest rate on those obligations by 100 basis points. Subsequent to this amendment, events of default have occurred on these instruments. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to an additional 200 basis points. Pursuant to the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by an additional 200 basis points. We are in discussions with these lenders regarding a more comprehensive restructuring of these debt agreements to provide us long-term operational flexibility in this difficult economy. See “Financial Condition, Liquidity and Capital Resources” below.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $7.7 million, $5.8 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)	2008	2007	2006

Salaries and employee benefits	$63.2	$83.9	$73.8
Individual performance award (IPA)	8.5	9.8	8.1
IPA mark to market expense (benefit)	(4.1)	(14.0)	2.9
Individual performance bonus (IPB)	8.8	9.5	8.1

Total employee expense(1)	$76.4	$89.2	$92.9

Number of employees at end of period	152	177	170

(1)	Excludes stock options expense. See below.

During the third quarter of 2008, we consolidated our investment execution activities to our Washington, DC headquarters and our office in New York in an effort to improve our operating efficiencies. As we transitioned and consolidated our operations, we reduced our headcount by approximately 30 employees in the third quarter of 2008. In January 2009, we terminated an additional 20 employees and further consolidated our operations. As a result of these headcount reductions, we incurred severance expense of $9.7 million for the year ended December 31, 2008. Severance expense is included in salaries and employee benefits. During 2008, we substantially decreased our bonus pool from $40.1 million in 2007 to $1.0 million in 2008. In addition, we accrued $11.2 million in performance awards in 2008 which are included in salaries and employee benefits expense. In lieu of paying these amounts as a 2008 bonus, we will pay these amounts in four quarterly installments ending on January 15, 2010. An employee must be employed on the quarterly payment dates in order to receive the quarterly payment. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer received no bonus or performance award for 2008. Primarily as a result of the reductions in employee headcount and bonus pool, salaries and employee benefits decreased in 2008 as compared to 2007.

The IPA and IPB are part of an incentive compensation program for certain officers and are generally determined annually at the beginning of each year but may be adjusted throughout the year. In 2008, IPAs were paid in cash in two equal installment during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in our common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by us. We currently have not established an IPA or IPB for 2009; however, depending upon our need to retain and motivate our employees, we may determine in conjunction with the Compensation Committee of the Board of Directors that some form of 2009 retention compensation or individual performance compensation may be in the best interests of the company.

The trusts for the IPA payments were consolidated with our accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of our common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense. On December 14, 2007, our Board of Directors made a determination that it was in Allied Capital’s best interest to terminate our deferred compensation arrangements. The Board of Directors’ decision primarily was in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

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

Stock Options Expense.  The stock option expense for the years ended December 31, 2008, 2007 and 2006, was as follows:

($ in millions)	2008	2007	2006

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$3.9	$10.1	$13.2
Options granted on or after January 1, 2006	7.9	10.7	2.4

Total options granted	11.8	20.8	15.6
Options cancelled in connection with tender offer (see below)	—	14.4	—

Total employee stock option expense	$11.8	$35.2	$15.6

In addition to employee stock option expense, administrative expense included $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007, and 2006, respectively, for options granted to non-officer directors. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

We estimate that the employee-related stock option expense will be approximately $3.5 million, $3.9 million and $3.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. This estimate does not include any expense related to stock option grants after December 31, 2008, as the fair value of those stock options will be determined at the time of grant. This estimate may change if our assumptions related to future option forfeitures change.

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

($ in millions)	2008	2007	2006

Administrative expenses	$48.3	$44.8	$34.0
Investigation and litigation costs	1.1	5.8	5.0

Total	$49.4	$50.6	$39.0

Administrative expenses for 2008 were $48.3 million, as compared to administrative expenses of $44.8 million for 2007. Administrative expenses in 2007 included costs of $1.4 million incurred to engage a third party to conduct a review of Ciena’s internal control systems. See “— Private Finance, Ciena Capital LLC” above. In addition, administrative expenses included $2.5 million in placement fees related to securing equity commitments to the Allied Capital Senior Debt Fund, L.P. in the second quarter of 2007. See “— Managed Funds — Allied Capital Senior Debt Fund, L.P.” above. Excluding these costs, administrative expenses for 2007 were $40.9 million. The increase from 2007 excluding these costs was $7.4 million, which was primarily related to an increase in corporate legal costs of $2.5 million, loss on disposal of fixed assets of $0.9 million, and an increase in costs related to investor relations and proxy solicitation of $0.6 million.

Administrative expenses, excluding certain costs outlined above, were $40.9 million for 2007 as compared to $34.0 million for 2006. The $6.9 million increase from 2006 primarily was due to increased expenses related to directors’ fees of $1.6 million, an increase in stock record expenses of $0.7 million due to the increase in our shareholder base, an increase in rent expense of $0.7 million, and an increase in costs related to evaluating potential new investments of $0.7 million.

Investigation and litigation costs are difficult to predict and may vary from year to year. See “Item 3. Legal Proceedings.”

Income Tax Expense, Including Excise Tax.  Income tax expense for the years ended December 31, 2008, 2007, and 2006, was as follows:

($ in millions)	2008	2007	2006

Income tax expense (benefit)	$3.1	$(2.7)	$0.1
Excise tax expense (benefit)(1)	(0.6)	16.3	15.1

Income tax expense, including excise tax	$2.5	$13.6	$15.2

(1)	While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

As of December 31, 2008 we estimate we have met our dividend distribution requirements for the 2008 tax year, therefore, we have not recorded an excise tax for the year ended December 31, 2008.

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

Realized Gains and Losses.  Net realized gains or losses primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains (losses) for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)	2008	2007	2006

Realized gains	$150.5	$400.5	$557.5
Realized losses	(279.9)	(132.0)	(24.2)

Net realized gains (losses)	$(129.4)	$268.5	$533.3

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the years ended December 31, 2008, 2007, and 2006, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

($ in millions)	2008	2007	2006

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(119.6)	$(332.6)	$(501.5)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(11.5)	(1.1)	—
Reversal of previously recorded net unrealized depreciation associated with realized losses	249.9	140.9	22.5

Total reversal	$118.8	$(192.8)	$(479.0)

Realized gains for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$104.9
BI Incorporated	7.9
BenefitMall, Inc.	4.9
Mercury Air Centers, Inc.	6.0
Advantage Sales and Marketing, Inc(3).	3.4
Financial Pacific Company	3.1
Passport Health Communications, Inc.	1.8
Service Champ, Inc.	1.7
HMT, Inc.	1.6
Coverall North America, Inc.	1.4
Penn Detroit Diesel Allison, LLC	1.4
Avborne Heavy Maintenance	1.2
MedAssets, Inc.	1.3
Legacy Partners Group, Inc.	1.3
Other	8.2

Total Private Finance	150.1

Commercial Real Estate:
Other	0.4

Total Commercial Real Estate	0.4

Total realized gains	$150.5

2007
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$262.4
HMT, Inc.	39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Woodstream Corporation	14.6
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	5.7
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.4
Geotrace Technologies, Inc.	1.1
Other	3.0

Total private finance	400.4

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$400.5

2006
Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.(1)	$434.4
STS Operating, Inc.	94.8
Oriental Trading Company, Inc.	8.9
Advantage Sales & Marketing, Inc.(2)	4.8
United Site Services, Inc.	3.3
Component Hardware Group, Inc.	2.8
Opinion Research Corporation	1.9
Nobel Learning Communities, Inc.	1.5
MHF Logistical Solutions, Inc.	1.2
The Debt Exchange, Inc.	1.1
Other	1.5

Total private finance	556.2

Commercial Real Estate:
Other	1.3

Total commercial real estate	1.3

Total realized gains	$557.5

(1)	Represents the realized gain on our majority equity investment only. See “—Private Finance” above.

(2)	Represents a realized gain on our minority equity investment only. See “—Private Finance” above.
(3)	Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)

2008
Portfolio Company	Amount

Private Finance:
Ciena Capital LLC	$98.9
Alaris Consulting, LLC	36.0
Pendum, Inc.	34.0
Line-X, Inc.	23.3
Creative Group, Inc.	15.6
Driven Brands, Inc.	10.8
Triview Investments, Inc.	8.6
MedBridge Healthcare LLC	7.6
Garden Ridge Corporation	5.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation (and Affiliates)	4.5
Legacy Partners Group, Inc.	4.3
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Crescent Equity Corp. — Longview Cable & Data, LLC	1.6
Summit Energy Services, Inc.	1.6
Sweet Traditions, Inc.	1.6
Walker Investment Fund II, LLLP	1.4
United Road Towing	1.3
Other	10.2

Total Private Finance	275.3

Commercial Real Estate:
Other	4.6

Total commercial real estate	4.6

Total realized losses	$279.9

2007
Portfolio Company	Amount

Private Finance:
Global Communications, LLC	$34.3
Jakel, Inc.	24.8
Startec Global Communications, Inc.	20.2
Gordian Group, Inc.	19.3
Powell Plant Farms, Inc.	11.6
Universal Environmental Services, LLC	8.6
PresAir, LLC	6.0
Legacy Partners Group, LLC	5.8
Alaris Consulting, LLC	1.0
Other	0.4

Total realized losses	$132.0

2006
Portfolio Company	Amount

Private Finance:
Staffing Partners Holding Company, Inc.	$10.6
Acme Paging, L.P.	4.7
Cooper Natural Resources, Inc.	2.2
Aspen Pet Products, Inc.	1.6
Nobel Learning Communities, Inc.	1.4
Other	1.6

Total private finance	22.1

Commercial Real Estate:
Other	2.1

Total commercial real estate	2.1

Total realized losses	$24.2

Realized gains and losses for the year ended December 31, 2008, include a net realized gain totaling $8.3 million (subsequent to post-closing adjustments) from the sale of certain investments to AGILE Fund I, LLC in the first quarter of 2008. In addition, realized losses for the year ended December 31, 2008, include $7.0 million (subsequent to post-closing adjustments) related to the sale of certain venture capital and private equity limited partnership investments to a fund managed by Goldman Sachs. For the year ended December 31, 2008, net realized losses also include net realized losses totaling $7.3 million resulting from the sale of loans and debt securities totaling $216.3 million to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd. and Knightsbridge CLO 2008-1 Ltd. For the year ended December 31, 2007, net realized gains also include net realized gains totaling $1.0 million resulting from the sale of loans and debt securities totaling $224.2 million to the Allied Capital Senior Debt Fund, L.P. See “— Managed Funds” above.

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the

Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement). We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At December 31, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 94% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a participant in the private equity business, we primarily invest in private middle market companies for which there is generally no publicly available information. Because of the private nature of these businesses, there is a need to maintain the confidentiality of the financial and other information that we have for the private companies in our portfolio. We believe that maintaining this confidence is important, as disclosure of such information could disadvantage our portfolio companies and could put us at a disadvantage in attracting new investments. Therefore, we do not intend to disclose financial or other information about our portfolio companies, unless required, because we believe doing so may put them at an economic or competitive disadvantage, regardless of our level of ownership or control.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the years ended December 31, 2008, 2007, and 2006, we received third-party valuation assistance as follows:

	2008
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	97	128	119	124
Percentage of private finance portfolio reviewed at value	91.6%	97.2%	94.9%	94.0%

	2007
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	112	135	92	88
Percentage of private finance portfolio reviewed at value	91.1%	92.1%	92.1%	91.8%

	2006
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	81	105	78	78
Percentage of private finance portfolio reviewed at value	82.9%	86.5%	89.6%	87.0%

Professional fees for third-party valuation assistance for the years ended December 31, 2008, 2007, and 2006, were $1.9 million, $1.8 million, and $1.5 million, respectively.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the years ended December 31, 2008, 2007, and 2006, consisted of the following:

($ in millions)	2008(1)	2007(1)	2006(1)

Net unrealized appreciation (depreciation)(2)	$(1,242.6)	$(63.4)	$1.6
Reversal of previously recorded unrealized appreciation associated with realized gains	(119.6)	(332.6)	(501.5)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(11.5)	(1.1)	—
Reversal of previously recorded unrealized depreciation associated with realized losses	249.9	140.9	22.5

Net change in unrealized appreciation or depreciation	$(1,123.8)	$(256.2)	$(477.4)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from year to year. As a result, annual comparisons may not be meaningful.

(2)	The sale of certain of our portfolio investments to Goldman Sachs that occurred in the first quarter of 2008 provided transaction values for 59 portfolio investments that were used in the December 31, 2007, valuation process.

The primary drivers of the net unrealized depreciation of $1.2 billion related to changes in portfolio value for the year ended December 31, 2008, were (i) additional depreciation of $296.0 million related to our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets as discussed below, (ii) depreciation on non-buyout debt investments totaling $87.2 million primarily as a result of using a yield analysis, (iii) depreciation of $278.7 million on six companies in the consumer products and retail industries, (iv) depreciation in our other financial services and asset management portfolio companies and our CLO/CDO investments, which totaled $254.0 million, (v) depreciation of $110.1 million on four companies in the automotive/RV parts and services industry, and (vi) decreased enterprise values as a result of the decline in market benchmarks and, in some cases, lower EBITDA generally driven by current economic conditions, including rising oil and food prices.

In the current economic environment, the values of financial assets have declined significantly and it is difficult to predict when the values for financial assets will cease to decrease in value. As a result, we may continue to experience further net unrealized depreciation in our portfolio due to declining asset values. In addition, we may continue to experience further net unrealized depreciation in our portfolio due to declining values or due to decreased operating performance of our portfolio companies in this difficult economy. Also we may choose to sell assets for proceeds totaling less than fair value in order to generate capital to repay debt.

Valuation of Ciena Capital LLC.  Our investment in Ciena totaled $547.8 million at cost and $104.9 million at value, which included unrealized depreciation of $442.9 million, at December 31, 2008, and $327.8 million at cost and $68.6 million at value, which included unrealized depreciation of $259.2 million, at December 31, 2007. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in our investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of our Class A equity interests. Net change in unrealized appreciation or depreciation related to our investment in Ciena included a net decrease of $174.5 million and $142.3 million for the years ended December 31, 2007 and 2006, respectively. To value our investment at December 31, 2008, we continued to consider the effect of Ciena’s voluntary filing for bankruptcy protection. See “— Private Finance, Ciena Capital LLC” above.

Ciena’s origination platform has been discontinued, and we continue to attribute no value to Ciena’s enterprise due to the state of the securitization markets, among other factors. We valued our investment in Ciena at December 31, 2008, solely based on the estimated net realizable value of Ciena’s assets, including the estimated net realizable value of the cash flows generated from Ciena’s retained interests in its current servicing portfolio, which includes portfolio servicing fees as well as cash flows from Ciena’s equity investments in its securitizations and its interest only strip. The decrease in value primarily is a result of the continued decline in the fair value of the assets supporting Ciena’s retained interests and assets held on Ciena’s balance sheet. This decrease primarily is a result of an increase in borrower defaults in the current economic environment and decreasing values for assets. We also continued to consider Ciena’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at December 31, 2008. See “— Private Finance, Ciena Capital LLC” above.

At December 31, 2008, we had standby letters of credit issued under our line of credit of $102.6 million in connection with term securitization transactions completed by Ciena. Due to the economic environment, the term securitizations have experienced increasing defaults and the financial institution that has issued these letters of credit has experienced a ratings downgrade; therefore, some of these letters of credit may be drawn beginning in 2009. Because our asset coverage ratio is currently less than 200%, an event of default has occurred under our line of credit and we may need to fund these letter of credit draws with cash in lieu of a borrowing under our line of credit. We have considered any funding under the letters of credit in the valuation of Ciena at December 31, 2008. See “Financial Condition, Liquidity and Capital Resources” below.

We received valuation assistance from Duff & Phelps for our investment in Ciena at December 31, 2008, 2007, and 2006. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 173.0 million, 154.7 million, and 145.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

OTHER MATTERS

Regulated Investment Company Status.  We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company and obtain regulated investment company tax benefits, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income (i.e., net ordinary investment income) as defined in the Code. With respect to taxable realized net long-term capital gains, we may choose to (i) distribute, (ii) deem to distribute, or (iii) retain and pay corporate level tax on such gains. We currently qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

DIVIDENDS AND DISTRIBUTIONS

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. As a regulated investment company, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our revolving credit facility contain provisions that limit the amount of dividends we can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at December 31, 2008, we were in default of that covenant. During the continuance of an event of default, we are precluded from declaring dividends or other distributions to our shareholders. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

As of December 31, 2008, we estimate that we have met our dividend distribution requirements for the 2008 tax year. We intend to retain capital in 2009 in order to comply with the 200% asset coverage requirements of the 1940 Act and our debt agreements and therefore, would be able to carry forward any 2009 taxable income for distribution in 2010. We currently qualify as a regulated investment company. However there can be no assurance that we will be able to achieve 200% asset coverage or reach agreement with our lenders with respect to the payment of dividends; therefore, we may not be able to comply with the regulated investment company requirements to distribute income for 2009 and other future years and we may be required to pay a corporate level income tax.

Total dividends to common shareholders were $2.60, $2.57, and $2.42, per common share for the years ended December 31, 2008, 2007, and 2006, respectively. An extra cash dividend of $0.07 and $0.05, per common share was declared during each of 2007 and 2006, and was paid to shareholders on December 27, 2007 and January 19, 2007, respectively.

The summary of our taxable income and distributions of such taxable income for the years ended December 31, 2008, 2007, and 2006, is as follows:

($ in millions)	2008	2007	2006
	(ESTIMATED)(1)
Taxable income(2)	$33.5	$397.8	$601.2
Taxable income earned in prior year and carried forward and distributed in current year	393.3	402.8	156.5
Taxable income earned in current year and carried forward for distribution in next year	—	(393.3)	(402.8)
Distributions from accumulated earnings	29.7	—	—

Total dividends to common shareholders	$456.5	$407.3	$354.9

(1)	Our taxable income for 2008 is an estimate and will not be finally determined until we file our 2008 tax return in September 2009. See “Risk Factors” under Item 1A and Note 10, “Dividends and Distributions and Taxes” of our Notes to Consolidated Financial Statements included in Item 8.

(2)	See Note 10, “Dividends and Distributions and Taxes” of our Notes to Consolidated Financial Statements included in Item 8 for further information on the differences between net income for book purposes and taxable income.

We currently estimate that we have cumulative deferred taxable income related to installment sale gains of approximately $217.4 million as of December 31, 2008. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. These installment sale gains as of December 31, 2008 are estimates and will not be determined finally until we file our 2008 tax return in September 2009. See “Other Matters — Regulated Investment Company Status” above.

To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the years ended December 31, 2008, 2007, and 2006, was $7.7 million, $5.8 million, and $0.9 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Events of Default, Liquidity and Operations.  We experienced a significant reduction in our net worth during the second half of 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflects market conditions. As a result, on December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4, “Debt” from our Notes to the Consolidated Financial Statements included in Item 8.

In January 2009 we re-opened discussions with the revolving line of credit lenders and the private noteholders to seek relief under certain terms of both the revolving credit facility and the private notes due to a then-expected covenant default. It was subsequently determined that at December 31, 2008 our asset coverage was less than the 200% required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. These discussions are continuing and we have expanded the discussions to encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility. As a result of these more comprehensive discussions, we have not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of our assets. Consequently, the administrative agent for the revolving credit facility has notified us that an event of default has occurred pursuant to the revolving credit facility. Events of default under the revolving credit facility constitute events of default under the private notes.

Pursuant to the 1940 Act, we are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200%. Our publicly issued notes require us to comply with this provision of the 1940 Act. At December 31, 2008, our asset coverage ratio was 188%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The existence of an event of default under the revolving line of credit and private notes restricts us from borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to 200 basis points. Pursuant to the terms of the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by 200 basis points.

Neither the lenders nor the noteholders have accelerated repayment of our obligations; however, the occurrence of an event of default permits the administrative agent for the lenders, or the holders of more than 51% of the commitments under the revolving credit facility, to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require us to provide cash collateral equal to the face amount of all outstanding letters of credit. Pursuant to the terms of the private notes, the occurrence of an event of default permits the holders of 51% or more of any issue of outstanding private notes to accelerate repayment of all amounts due thereunder.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We do not have available cash resources sufficient to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. We continue to seek a comprehensive restructuring of these debt agreements to provide long-term operational flexibility. In addition, we continue to sell assets to generate capital to repay debt. There can be no assurance that our plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause us to evaluate other alternatives and would have a material adverse effect on our operations. The consolidated financial statements included in Item 8 herein do not include any adjustments that might result from these uncertainties.

At December 31, 2008 and 2007, our cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2008	2007

Cash and investments in money market and other securities (including money market and other securities: 2008-$0.3, 2007-$201.2)	$50.7	$204.8
Total assets	$3,722.2	$5,214.6
Total debt outstanding	$1,945.0	$2,289.5
Total shareholders’ equity	$1,718.4	$2,771.8
Debt to equity ratio	1.13	0.83
Asset coverage ratio(1)	188%	221%

(1)	As a business development company, we generally are required to maintain a minimum ratio of 200% of total assets to total borrowings.

Also pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders, or repurchasing shares of our common stock until such time as our asset coverage would be at least 200%. At December 31, 2008, our asset coverage ratio was 188% and, as a result, we are currently unable to declare dividends or other distributions to our shareholders, or repurchase shares of our common stock. In addition, we are not generally able to issue and sell our common stock at a price below net asset value per share. Our common stock is currently trading at a price below our net asset value of $9.62 per share.

During the fourth quarter of 2008 in order to improve our asset coverage ratio, we used cash on hand and cash generated from asset sales to repay $186 million of outstanding debt. We may continue to engage in a variety of activities in a means to improve our asset coverage ratio and net asset value, which may include but are not limited to: continuing to sell assets to generate capital to retire debt; refinancing or repurchasing, at par or at a discount, our outstanding debt; foregoing or limiting dividend payments in order to retain capital; and purchasing our common stock in the market to the extent permitted under the 1940 Act. We also plan to continue to carefully manage our employee and administrative expenses. There can be no assurance that we will be able to increase our asset coverage ratio or net asset value.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the years ended December 31, 2008, 2007, and 2006, was as follows:

($ in millions)	2008	2007	2006

Net cash provided by (used in) operating activities	$456.2	$(112.2)	$(597.5)
Add: portfolio investments funded	1,070.1	1,846.0	2,257.8

Total cash provided by operating activities before new investments	$1,526.3	$1,733.8	$1,660.3

We have generated a substantial amount of cash from our operating activities before new portfolio investments, which includes principal collections from investment repayments and exits, over the past three years. Given the severe economic recession we are experiencing in the U.S., we believe that our cash flows from investment exits for 2009 will be lower than prior years when we were in a more robust economy. We believe, however, that we will generate sufficient cash flow to fund our operations and meet our scheduled debt service requirements, although there can be no assurance that we will generate sufficient cash flow.

At December 31, 2008 and 2007, the value and yield of the cash and investments in money market and other securities were as follows:

	2008		2007
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$0.3	1.7%	$201.2	4.6%
Cash	50.4	0.1%	3.6	2.9%

Total	$50.7	0.1%	$204.8	4.6%

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

During the years ended December 31, 2008, 2007, and 2006, we sold new equity of $402.5 million, $171.3 million and $295.8 million, respectively, in public offerings. In addition, shareholders’ equity increased by $5.4 million, $31.5 million, and $27.7 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan during the years ended December 31, 2008, 2007, and 2006, respectively. Shareholders’ equity also increased by $26.4 million during the year ended December 31, 2008, as a result of the distribution of the common stock held in deferred compensation trusts. For the year ended December 31, 2007, shareholders’ equity decreased by $52.8 million for the cash portion of the option cancellation payment made in connection with our tender offer. See “— Results of Operations, Stock Option Expense, Options Cancelled in Connection with Tender Offer.” See Note 8, “Employee Compensation Plans.” and Note 13, “Financial Highlights” from our Notes to the Consolidated Financial Statements, included in Item 8, for further detail on the change in shareholders’ equity for the periods.

At December 31, 2008 and 2007, we had outstanding debt as follows:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)

Notes payable and debentures:
Privately issued unsecured notes payable	$1,015.0	$1,015.0	7.8%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,895.0	1,895.0	7.3%		1,922.2	1,922.2	6.4%
Revolving line of credit(2)	632.5	50.0	4.3	%(3)	922.5	367.3	5.9	%(3)

Total debt	$2,527.5	$1,945.0	7.7	%(4)	$2,844.7	$2,289.5	6.5	%(4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	At December 31, 2008 and 2007, $460.2 million and $496.7 million, respectively, remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $122.3 million and $58.5 million, respectively, issued under the credit facility.

(3)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, annual costs of commitment fees, other facility fees and amortization of debt financing costs related to the revolving line of credit are $8.5 million and $3.7 million at December 31, 2008 and 2007, respectively.
(4)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.

Revolving Line of Credit.  We have a three-year unsecured revolving line of credit with total commitments of $632.5 million that expires on April 11, 2011. At December 31, 2007, we had an unsecured revolving line of credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. At December 31, 2008, there was $50.0 million outstanding under our revolving line of credit and standby letters of credit of $122.3 million were issued under the credit facility.

Borrowings under the revolving line of credit generally bear interest at a rate per annum equal to (i) LIBOR (for the period selected by us) plus 3.00% or (ii) the higher of (a) the Federal Funds rate plus 1.50% or (b) the Bank of America N.A. prime rate plus 1.00%. The revolving line of credit requires the payment of an annual commitment fee equal to 0.50% of the committed amount (whether used or unused). The revolving line of credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

The revolving credit facility provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The revolving credit facility also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $175 million. The letter of credit fee is 3.00% per annum on letters of credit issued, which is payable quarterly.

Events of default have occurred which have increased the interest rate and fees on letters of credit by up to 2.00% during the continuance of such events of default. See “Events of Default, Liquidity and Operations” above.

Privately Issued Unsecured Notes Payable.  We have privately issued notes (the private notes) to institutional investors, primarily insurance companies. The private notes have five- or seven-year maturities and stated fixed rates of interest ranging from 6.53% to 9.14% at December 31, 2008. Events of default have occurred, which has increased these interest rates by 2.00% during the continuance of such events of default. See “Events of Default, Liquidity and Operations” above. The private notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At December 31, 2008, the private notes had maturities from November 2009 to June 2015. The private notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the private note agreements.

In June 2008, we issued $140.5 million of five-year notes and $52.5 million of seven-year notes. The debt matures in June 2013 and June 2015, respectively.

In May 2008, we repaid $153.0 million of notes that matured and had a fixed interest rate of 5.45%. In December 2008, we prepaid notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $16 million, with an interest rate of 5.9%. In December 2008, we also prepaid private notes with an outstanding balance of $50 million at a discount. The net gain on the discounted payoff was $1.1 million, which is included in other income in our Consolidated Statement of Operations. These notes had a fixed interest rate of 6.75%.

The revolving line of credit and the private notes have similar financial and operating covenants. These covenants require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. These debt agreements limit our ability to declare dividends or repurchase our common stock during the existence of certain defaults and events of default.

Amendments to Revolving Line of Credit and Privately Issued Unsecured Notes Payable.  On December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit. The amendments reduced our capital maintenance covenant to the greater of $1.5 billion and 85% of consolidated adjusted debt, and reduced our interest charges coverage ratio covenant, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters ending on such day, to 1.4 to 1 for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter to and including the fiscal quarter ending December 31, 2009, to 1.6 to 1 for the fiscal quarter ending March 31, 2010 and each fiscal quarter thereafter to and including the fiscal quarter ending December 31, 2010, and to 1.7 to 1 for the fiscal quarter ending March 31, 2011 and each fiscal quarter thereafter. The amendments did not modify our obligation to maintain a minimum 200% asset coverage ratio.

The amendments added new covenants that required us to grant to the private noteholders (the noteholders) and the revolving line of credit lenders (the lenders) a first lien security interest on substantially all of our assets no later than January 30, 2009, and to maintain a ratio of consolidated total adjusted assets to secured debt of not less than 2.25 to 1. Also, prior to December 31, 2010, the amendments (i) required us to limit the payment of dividends to a maximum of $0.20 per share per fiscal quarter (or such greater amount required for us to maintain our regulated investment company status), and (ii) restricted us from purchasing, redeeming or retiring any shares of our common stock or any warrants, rights or options to purchase or acquire any shares of our common stock for an aggregate consideration in excess of $60 million. In addition, the amendments restricted us from prepaying, redeeming, purchasing or otherwise acquiring any of our currently outstanding public notes prior to their stated maturity. The amendments also made certain other modifications. The amendments increased the rate of interest on the instruments by 100 basis points. In addition, these amendments required a 50 basis point amendment fee.

Publicly Issued Unsecured Notes Payable.  At December 31, 2008, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$400.0	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$880.0

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, if any, as stipulated in the notes.

In 2007, we issued $230.0 million of 6.875% Notes due 2047 for net proceeds of $222.1 million. Net proceeds are net of underwriting discounts and estimated offering expenses. These notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes. These notes are listed on the New York Stock Exchange under the trading symbol AFC.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable. We are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At December 31, 2008, our asset coverage ratio was 188%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of December 31, 2008.

		Payments Due By Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Privately issued unsecured notes payable(1)	$1,015.0	$1,015.0	—	$—	$—	$—	$—
Publicly issued unsecured notes payable	880.0	—	—	400.0	250.0	—	230.0
Revolving line of credit(2)	50.0	50.0	—	—	—	—	—
Operating leases	15.2	4.5	4.4	1.7	1.7	1.7	1.2

Total contractual obligations	$1,960.2	$1,069.5	$4.4	$401.7	$251.7	$1.7	$231.2

(1)	The private notes have stated contractual maturities as follows: 2009-$252.5 million, 2010-$408.0 million, 2011-$72.5 million, 2012-$89.0 million, 2013-$140.5 million and thereafter-$52.5 million.

(2)	At December 31, 2008, $50.0 million was outstanding under the revolving line of credit and $460.2 million remained unused net of amounts committed for standby letters of credit of $122.3 million issued under the credit facility. This facility expires on April 11, 2011.

As discussed above, events of default have occurred under the revolving line of credit and private notes. Neither the lenders nor noteholders have accelerated repayment; however, if the administrative agent for the lenders under the revolving line of credit or the required percentage of lenders under the revolving line of credit or noteholders under the private notes, respectively, were to accelerate repayment, these obligations would become immediately due and payable. Therefore, in the table above, the private notes and revolving line of credit are shown as payable in 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We generally have issued guarantees and have obtained standby letters of credit under our revolving line of credit for the benefit of counterparties to certain portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration date of the letters of credit is not extended. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of December 31, 2008.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	122.3	122.3	—	—	—	—	—

Total commitments	$141.5	$129.8	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under our revolving line of credit. Because our asset coverage ratio is currently less than 200%, an event of default has occurred under our line of credit and we are precluded from borrowing under our line of credit to fund these standby letters of credit and we may need to fund these letter of credit draws with cash in lieu of a borrowing. During the existence of an event of default, the administrative agent is permitted to require us to provide cash collateral equal to the face amount of all outstanding standby letters of credit. As a result, in the table above we have assumed that these standby letters of credit may not be able to be extended and may mature in 2009. There can be no assurance that we will have cash resources sufficient to satisfy these commitments should the standby letters of credit not be extended.

In addition, we had outstanding commitments to fund investments totaling $682.1 million at December 31, 2008, including $648.7 million related to private finance investments and $33.4 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $399.6 million to the Unitranche Fund LLC. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval. See “— Portfolio and Investment Activity — Outstanding Commitments” above.

We intend to fund these commitments with existing cash and through cash flow from operations before new investments although there can be no assurance that we will generate sufficient cash flow to satisfy these commitments. Should we not be able to satisfy these commitments, there could be a material adverse effect on our financial condition, liquidity and results of operations.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We have adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on our consolidated financial statements.

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

At December 31, 2008, 85% of our private finance loans and debt securities carried a fixed rate of interest and 15% carried a floating rate of interest. The mix of fixed and variable rate loans and debt securities in the portfolio may vary depending on the level of floating rate senior loans or unitranche debt in the portfolio at a given time.

Assuming that the balance sheet as of December 31, 2008, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately $7.6 million over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

In addition, we may have risk regarding portfolio valuation. See “Item 1. Business — Portfolio Valuation” above.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

The management of Allied Capital Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have audited Allied Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allied Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2008 and 2007, including the consolidated statements of investments as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

Washington, D.C.
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have audited the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, including the consolidated statements of investments as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2008 and 2007. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Allied Capital Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations, their cash flows, changes in their net assets, and financial highlights for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in default on provisions of certain credit agreements. The credit agreement defaults provide the respective lenders the right to declare immediately due and payable unpaid amounts approximating $1.1 billion at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share based payments in 2006 due to the adoption of Financial Accounting Standards Board Interpretation No. 123 (Revised 2004), Share Based Payment. Also, as discussed in Note 2 to the consolidated financial statements, the Company modified its method of determining the fair value of portfolio investments in 2008 due to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allied Capital Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Washington, D.C.
March 2, 2009

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands, except per share amounts)	2008	2007

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2008-$2,167,020; 2007-$1,622,094)	$1,187,722	$1,279,080
Companies 5% to 25% owned (cost: 2008-$392,516; 2007-$426,908)	352,760	389,509
Companies less than 5% owned (cost: 2008-$2,317,856; 2007-$2,994,880)	1,858,581	2,990,732

Total private finance (cost: 2008-$4,877,392; 2007-$5,043,882)	3,399,063	4,659,321
Commercial real estate finance (cost: 2008-$85,503; 2007-$96,942)	93,887	121,200

Total portfolio at value (cost: 2008-$4,962,895; 2007-$5,140,824)	3,492,950	4,780,521
Accrued interest and dividends receivable	55,638	71,429
Other assets	122,909	157,864
Investments in money market and other securities	287	201,222
Cash	50,402	3,540

Total assets	$3,722,186	$5,214,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (maturing or subject to acceleration within one year: 2008-$1,015,000; 2007-$153,000)	$1,895,000	$1,922,220
Revolving line of credit	50,000	367,250
Accounts payable and other liabilities	58,786	153,259

Total liabilities	2,003,786	2,442,729

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 178,692 and 158,002 shares issued and outstanding at December 31, 2008 and 2007, respectively	18	16
Additional paid-in capital	3,037,845	2,657,939
Common stock held in deferred compensation trust	—	(39,942)
Notes receivable from sale of common stock	(1,089)	(2,692)
Net unrealized appreciation (depreciation)	(1,503,089)	(379,327)
Undistributed earnings	184,715	535,853

Total shareholders’ equity	1,718,400	2,771,847

Total liabilities and shareholders’ equity	$3,722,186	$5,214,576

Net asset value per common share	$9.62	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$111,188	$105,634	$102,636
Companies 5% to 25% owned	42,376	41,577	39,754
Companies less than 5% owned	303,854	270,365	244,037

Total interest and dividends	457,418	417,576	386,427
Fees and other income
Companies more than 25% owned	28,278	18,505	29,606
Companies 5% to 25% owned	2,619	810	4,447
Companies less than 5% owned	13,929	24,814	32,078

Total fees and other income	44,826	44,129	66,131

Total interest and related portfolio income	502,244	461,705	452,558

Expenses:
Interest	148,930	132,080	100,600
Employee	76,429	89,155	92,902
Employee stock options	11,781	35,233	15,599
Administrative	49,424	50,580	39,005

Total operating expenses	286,564	307,048	248,106

Net investment income before income taxes	215,680	154,657	204,452
Income tax expense, including excise tax	2,506	13,624	15,221

Net investment income	213,174	141,033	189,231

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(131,440)	226,437	513,314
Companies 5% to 25% owned	(14,120)	(10,046)	4,467
Companies less than 5% owned	16,142	52,122	15,520

Total net realized gains (losses)	(129,418)	268,513	533,301
Net change in unrealized appreciation or depreciation	(1,123,762)	(256,243)	(477,409)

Total net gains (losses)	(1,253,180)	12,270	55,892

Net increase (decrease) in net assets resulting from operations	$(1,040,006)	$153,303	$245,123

Basic earnings (loss) per common share	$(6.01)	$1.00	$1.72

Diluted earnings (loss) per common share	$(6.01)	$0.99	$1.68

Weighted average common shares outstanding — basic	172,996	152,876	142,405

Weighted average common shares outstanding — diluted	172,996	154,687	145,599

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

Operations:
Net investment income	$213,174	$141,033	$189,231
Net realized gains (losses)	(129,418)	268,513	533,301
Net change in unrealized appreciation or depreciation	(1,123,762)	(256,243)	(477,409)

Net increase (decrease) in net assets resulting from operations	(1,040,006)	153,303	245,123

Shareholder distributions:
Common stock dividends	(456,531)	(407,317)	(354,892)
Preferred stock dividends	(10)	(10)	(10)

Net decrease in net assets resulting from shareholder distributions	(456,541)	(407,327)	(354,902)

Capital share transactions:
Sale of common stock	402,478	171,282	295,769
Issuance of common stock in lieu of cash distributions	3,751	17,095	14,996
Issuance of common stock upon the exercise of stock options	—	14,251	11,734
Cash portion of option cancellation payment	—	(52,833)	—
Stock option expense	11,906	35,810	15,835
Net decrease in notes receivable from sale of common stock	1,603	158	1,018
Purchase of common stock held in deferred compensation trust	(943)	(12,444)	(9,855)
Distribution of common stock held in deferred compensation trust	27,335	837	980
Other	(3,030)	10,471	—

Net increase in net assets resulting from capital share transactions	443,100	184,627	330,477

Total net increase (decrease) in net assets	(1,053,447)	(69,397)	220,698
Net assets at beginning of year	2,771,847	2,841,244	2,620,546

Net assets at end of year	$1,718,400	$2,771,847	$2,841,244

Net asset value per common share	$9.62	$17.54	$19.12

Common shares outstanding at end of year	178,692	158,002	148,575

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,040,006)	$153,303	$245,123
Adjustments:
Portfolio investments	(1,070,092)	(1,845,973)	(2,257,828)
Principal collections related to investment repayments or sales	1,037,348	1,211,550	1,055,347
Payment-in-kind interest and dividends, net of cash collections	(53,364)	(11,997)	(4,138)
Change in accrued interest and dividends	14,860	(11,916)	(4,021)
Net collection (amortization) of discounts and fees	(13,083)	(4,101)	1,713
Net redemption of U.S. Treasury bills, money market and other securities	200,935	988	19,757
Stock option expense	11,906	35,810	15,835
Changes in other assets and liabilities	(41,481)	(12,466)	36,418
Depreciation and amortization	913	2,064	1,800
Realized gains from the receipt of notes and other consideration from sale of investments, net of collections	4,574	(17,706)	(209,049)
Realized losses	279,886	131,997	24,169
Net change in unrealized (appreciation) or depreciation	1,123,762	256,243	477,409

Net cash provided by (used in) operating activities	456,158	(112,204)	(597,465)

Cash flows from financing activities:
Sale of common stock	402,478	171,282	295,769
Sale of common stock upon the exercise of stock options	—	14,251	11,734
Collections of notes receivable from sale of common stock	1,603	158	1,018
Borrowings under notes payable	193,000	230,000	700,000
Repayments on notes payable and debentures	(218,212)	—	(203,500)
Net borrowings under (repayments on) revolving line of credit	(317,250)	159,500	116,000
Cash portion of option cancellation payment	—	(52,833)	—
Purchase of common stock held in deferred compensation trust	(943)	(12,444)	(9,855)
Payment of deferred financing costs and other financing activities	(17,182)	1,798	(6,795)
Common stock dividends and distributions paid	(452,780)	(397,645)	(336,572)
Preferred stock dividends paid	(10)	(10)	(10)

Net cash provided by (used in) financing activities	(409,296)	114,057	567,789

Net increase (decrease) in cash	46,862	1,853	(29,676)
Cash at beginning of year	3,540	1,687	31,363

Cash at end of year	$50,402	$3,540	$1,687

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$694	$497

(Private Equity Fund)	Total Investment		694	497

AllBridge Financial, LLC	Equity Interests		33,294	10,960

(Asset Management)	Total Investment		33,294	10,960

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	31,800

(Private Debt Fund)	Total Investment		31,800	31,800

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	942
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	942

Avborne Heavy Maintenance, Inc.(7)	Common Stock (2,750 shares)		—	—
(Business Services)	Total Investment

			—	—

Aviation Properties Corporation	Common Stock (100 shares)		93	—

(Business Services)	Total Investment		93	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (12.6%, Due 12/09 – 3/12)	$33,027	26,860	33,027
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	11,851
	Common Stock (260,467 shares)		3,847	—

	Total Investment		43,428	44,878

Calder Capital Partners, LLC(5)	Senior Loan (10.5%, Due 5/09)(6)	4,496	4,496	953
(Asset Management)	Equity Interests		2,453	—

	Total Investment		6,949	953

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13 – 2/14)	16,068	16,068	16,068
(Asset Management)	Common Stock (100 shares)		—	34,377

	Total Investment		16,068	50,445

	Guaranty ($6,447)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	$319,031	$319,031	$104,883
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,301	—

	Total Investment		547,768	104,883

	Guaranty ($5,000 — See Note 3)
	Standby Letters of Credit ($102,600 — See Note 3)

CitiPostal Inc.	Senior Loan (4.0%, Due 12/13)	692	681	681
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,758	51,548	51,548
	Subordinated Debt (16.0%, Due 12/15)	9,114	9,114	9,114
	Common Stock (37,024 shares)		12,726	8,616

	Total Investment		74,069	69,959

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,948	31,948
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,549	5,549
	Common Stock (763,333 shares)		14,361	17,968

	Total Investment		51,858	55,465

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)(6)	39,307	39,193	17,360
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	—

	Total Investment		67,937	17,360

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 1/09)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 9/11– 6/17)	22,312	22,247	14,283
	Subordinated Debt (11.0%, Due 1/12 – 9/12)(6)	10,097	10,072	4,331
	Common Stock (174 shares)		81,255	4,580

	Total Investment		114,007	23,627

	Guaranty ($900)
	Standby Letters of Credit ($200)

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	13,530
(Financial Services)	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		81,228	13,530

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,840	62,189
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,488	62,189

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
ForeSite Towers, LLC	Equity Interest		$—	$889

(Tower Leasing)	Total Investment		—	889

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,335	1,335	1,335

(Business Services)	Total Investment		1,335	1,335

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	30,522	30,522	13,678
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		35,673	13,678

	Standby Letter of Credit ($105)

Hot Stuff Foods, LLC	Senior Loan (4.0%, Due 2/11-2/12)	53,597	53,456	42,378
(Consumer Products)	Subordinated Debt (12.4%, Due 8/12-2/13)(6)	83,692	83,387	—
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		193,030	42,378

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	57,244	57,067	57,067
(Retail)	Common Stock (358,428 shares)		35,828	20,922

	Total Investment		92,895	77,989

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	8,860

(Industrial Products)	Total Investment		13,500	14,860

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	321

(Business Services)	Total Investment		—	321

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	45,827	45,738	45,827
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,177	16,126	17,532
	Preferred Stock (25,000 shares)		25,000	4,068
	Common Stock (620,000 shares)		6,325	—

	Total Investment		93,189	67,427

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	374

(Industrial Products)	Total Investment		748	374

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (13.8%, Due 1/22)	18,700	18,700	14,866
(CLO)	Income Notes (14.9%)(11)		40,914	35,214

	Total Investment		59,614	50,080

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (9.3%, Due 6/18)	$12,800	$12,800	$12,800
(CLO)	Class D Notes (10.3%, Due 6/18)	8,000	8,000	8,000
	Class E Notes (6.8%, Due 6/18)	13,200	10,573	10,573
	Income Notes (16.6%)(11)		21,315	21,315

	Total Investment		52,688	52,688

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	—
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	—

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,663	30,663
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	41,074	40,994	40,994
	Subordinated Debt (3.0%, Due 6/09)(6)	144	139	86
	Common Stock (560,716 shares)		555	—

	Total Investment		72,351	71,743

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,951	18,882	18,882
(Consumer Products)	Equity Interests		16,857	27,763

	Total Investment		35,739	46,645

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,984	37,869	37,869
(Business Services)	Equity Interests		18,873	21,100

	Total Investment		56,742	58,969

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,050	26,984	26,984
(Business Services)	Common Stock (55,112 shares)		11,785	21,156

	Total Investment		38,769	48,140

Stag-Parkway, Inc.	Unitranche Debt (14.0%, Due 7/12)	17,975	17,920	17,962
(Business Services)	Common Stock (25,000 shares)		32,686	6,968

	Total Investment		50,606	24,930

Startec Equity, LLC	Equity Interests		211	332

(Telecommunications)	Total Investment		211	332

Unitranche Fund LLC	Subordinated Certificates (12.0%)		125,423	125,423
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		125,424	125,424

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)(6)	2,865	2,722	2,032
(Business Services)	Equity Interests		11,384	—
	Warrants		144	—

	Total Investment		14,250	2,032

Total companies more than 25% owned			$2,167,020	$1,187,722

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$21,439	$21,329	$21,439
(Business Services)	Equity Interests		422	975
	Option		25	25

	Total Investment		21,776	22,439

Advantage Sales & Marketing, Inc.	Subordinated Debt (12.0%, Due 3/14)	158,617	158,132	135,000
(Business Services)	Equity Interests		—	5,000

	Total Investment		158,132	140,000

Air Medical Group Holdings LLC	Senior Loan (3.3%, Due 3/11)	3,360	3,326	3,139
(Healthcare Services)	Equity Interests		2,993	10,800

	Total Investment		6,319	13,939

Alpine ESP Holdings, Inc.	Preferred Stock (701 shares)		701	—
(Business Services)	Common Stock (11,657 shares)		13	—

	Total Investment		714	—

Amerex Group, LLC	Subordinated Debt (12.3%, Due 1/13)	8,789	8,784	8,784
(Consumer Products)	Equity Interests		3,508	9,932

	Total Investment		12,292	18,716

BB&T Capital Partners/Windsor	Equity Interests		11,789	11,063
Mezzanine Fund, LLC(5)
(Private Equity Fund)	Total Investment		11,789	11,063

Becker Underwood, Inc.	Subordinated Debt (14.5%, Due 8/12)	25,503	25,450	25,502
(Industrial Products)	Common Stock (4,376 shares)		5,014	2,267

	Total Investment		30,464	27,769

Drew Foam Companies, Inc.	Preferred Stock (622,555 shares)		623	512
(Business Services)	Common Stock (6,286 shares)		6	—

	Total Investment		629	512

Driven Brands, Inc.	Subordinated Debt (16.5%, Due 7/15)	84,106	83,698	83,698
(Consumer Services)	Common Stock (3,772,098 shares)		9,516	4,855

	Total Investment		93,214	88,553

Hilden America, Inc.	Common Stock (19 shares)		454	76

(Consumer Products)	Total Investment		454	76

Lydall Transport, Ltd.	Equity Interests		432	345

(Business Services)	Total Investment		432	345

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	3,018	2,995	2,941
(Business Services)	Equity Interests		1,737	1,782

	Total Investment		4,732	4,723

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Progressive International	Preferred Stock (500 shares)		$500	$1,125
Corporation	Common Stock (197 shares)		13	4,600
(Consumer Products)	Warrants		—	—

	Total Investment		513	5,725

Regency Healthcare Group, LLC	Unitranche Debt (11.1%, Due 6/12)	$10,901	10,855	10,825
(Healthcare Services)	Equity Interests		1,302	2,050

	Total Investment		12,157	12,875

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,137	—

(Business Services)	Total Investment		4,137	—

Soteria Imaging Services, LLC	Subordinated Debt (11.3%, Due 11/10)	4,250	4,167	4,054
(Healthcare Services)	Equity Interests		1,881	1,971

	Total Investment		6,048	6,025

Triax Holdings, LLC	Subordinated Debt (21.0%, Due 2/12)(6)	10,625	10,587	—
(Consumer Products)	Equity Interests		16,528	—

	Total Investment		27,115	—

Universal Environmental Services, LLC	Equity Interests		1,599	—

(Business Services)	Total Investment		1,599	—

Total companies 5% to 25% owned			$392,516	$352,760

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.6%, Due 8/13)	$29,200	$29,118	$28,170

(Consumer Products)	Total Investment		29,118	28,170

Abraxas Corporation	Subordinated Debt (14.6%, Due 4/13)	36,822	36,662	36,170

(Business Services)	Total Investment		36,662	36,170

Augusta Sportswear Group, Inc.	Subordinated Debt (13.0%, Due 1/15)	53,000	52,825	52,406
(Consumer Products)	Common Stock (2,500 shares)		2,500	1,400

	Total Investment		55,325	53,806

Axium Healthcare Pharmacy, Inc.	Senior Loan (14.0%, Due 12/12)	3,750	3,724	3,654
(Healthcare Services)	Unitranche Debt (14.0%, Due 12/12)	8,500	8,471	7,908
	Common Stock (22,860 shares)		2,286	100

	Total Investment		14,481	11,662

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Baird Capital Partners IV Limited(5)	Limited Partnership Interest		$3,636	$2,978

(Private Equity Fund)	Total Investment		3,636	2,978

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	$40,326	40,238	40,238
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	91,149
	Warrants(12)		—	—

	Total Investment		79,512	131,387

Broadcast Electronics, Inc.	Senior Loan (8.8%, Due 11/11)(6)	4,912	4,884	773
(Business Services)	Preferred Stock (2,044 shares)		—	—

	Total Investment		4,884	773

Bushnell, Inc.	Subordinated Debt (8.0%, Due 2/14)	41,325	40,003	35,794

(Consumer Products)	Total Investment		40,003	35,794

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)	18,800	18,907	10,116
CDO Fund I, Ltd.(4)(10)	Class D Notes (17.0%, Due 12/13)	9,400	9,454	—
(CDO)

	Total Investment		28,361	10,116

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		20,138	5,402
CLO Fund III, Ltd.(4)(10)

(CLO)	Total Investment		20,138	5,402

Callidus Debt Partners	Class D Notes (9.1%, Due 4/20)	3,000	2,045	1,445
CLO Fund IV, Ltd.(4)(10)	Income Notes (13.2%)(11)		14,591	10,628
(CLO)

	Total Investment		16,636	12,073

Callidus Debt Partners	Income Notes (16.4%)(11)		13,388	10,331
CLO Fund V, Ltd.(4)(10)

(CLO)	Total Investment		13,388	10,331

Callidus Debt Partners	Class D Notes (9.8%, Due 10/21)	9,000	7,144	3,929
CLO Fund VI, Ltd.(4)(10)	Income Notes (17.8%)(11)		28,314	23,090
(CLO)

	Total Investment		35,458	27,019

Callidus Debt Partners	Income Notes (11.4%)(11)		24,026	15,361
CLO Fund VII, Ltd.(4)(10)

(CLO)	Total Investment		24,026	15,361

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (7.0%, Due 12/17)	$17,000	$17,000	$9,813
(CLO)	Income Notes (4.0%)(11)		45,053	27,678

	Total Investment		62,053	37,491

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (8.8%, Due 7/22)	7,700	3,555	2,948
	Income Notes (13.3%)(11)		18,393	12,626

(CLO)	Total Investment		21,948	15,574

Carlisle Wide Plank Floors, Inc.	Senior Loan (6.1%, Due 6/11)	1,000	998	953
(Consumer Products)	Unitranche Debt (14.5%, Due 6/11)	3,161	3,139	3,047
	Preferred Stock (345,056 Shares)		345	82

	Total Investment		4,482	4,082

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,812	2,356

(Private Equity Fund)	Total Investment		2,812	2,356

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		3,049	2,344

(Private Equity Fund)	Total Investment		3,049	2,344

CK Franchising, Inc. (Consumer Services)	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,000	20,912	20,912
	Preferred Stock (1,281,887 shares)		1,282	1,592
	Common Stock (7,585,549 shares)		7,586	10,600

	Total Investment		29,780	33,104

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	19,000	18,970	18,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		34,513	28,043

Community Education Centers, Inc.	Subordinated Debt (14.5%, Due 11/13)	35,548	35,486	34,056

(Education Services)	Total Investment		35,486	34,056

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,710	18,654	18,261

(Industrial Products)	Total Investment		18,654	18,261

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,619	82,839
(Business Services)	Equity Interests		552	—

	Total Investment		90,171	82,839

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,647	3,445

(Private Equity)	Total Investment		4,647	3,445

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Diversified Mercury	Senior Loan (4.5%, Due 3/13)	$2,972	$2,958	$2,692

Communications, LLC	Total Investment		2,958	2,692

(Business Services)

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,097	14,032	14,003
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,545	4,533	4,700

	Total Investment		18,565	18,703

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,909	75,609	71,703
(Consumer Products)	Equity Interests		8,000	3,200

	Total Investment		83,609	74,903

Distant Lands Trading Co.	Senior Loan (7.5%, Due 11/11)	4,825	4,800	4,501
(Consumer Products)	Unitranche Debt (12.3%, Due 11/11)	43,133	43,022	42,340
	Common Stock (3,451 shares)		3,451	984

	Total Investment		51,273	47,825

Dryden XVIII Leveraged Loan 2007 Limited(4)	Class B Notes (8.0%, Due 10/19) Income Notes (16.0%)(11)	9,000	7,728 22,080	4,535 17,477

(CLO)	Total Investment		29,808	22,012

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	8,966

(Private Equity Fund)	Total Investment		9,350	8,966

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	77,243
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	77,243

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	1,431

(Private Equity Fund)	Total Investment		7,274	1,431

eInstruction Corporation	Subordinated Debt (12.6%, Due 7/14-1/15)	33,931	33,795	31,670
(Education Services)	Common Stock (2,406 shares)		2,500	1,700

	Total Investment		36,295	33,370

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (10.1%, Due 3/11)	2,500	2,493	2,365

(Consumer Products)	Total Investment		2,493	2,365

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
FCP-BHI Holdings, LLC	Subordinated Debt (12.0%, Due 9/13)	$27,284	$27,191	$25,640
d/b/a Bojangles’	Equity Interests		1,029	1,700

(Retail)	Total Investment		28,220	27,340

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		9,597	6,754

(Private Equity Fund)	Total Investment		9,597	6,754

Freedom Financial Network, LLC	Subordinated Debt (13.5%, Due 2/14)	13,000	12,945	12,811

(Financial Services)	Total Investment		12,945	12,811

Geotrace Technologies, Inc.	Warrants		2,027	3,000

(Energy Services)	Total Investment		2,027	3,000

Gilchrist & Soames, Inc. (Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	25,800	25,660	24,692

	Total Investment		25,660	24,692

Havco Wood Products LLC	Equity Interests		910	400

(Industrial Products)	Total Investment		910	400

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	53,305	53,088	53,088
(Business Services)	Common Stock (23,695 shares)(12)		23,695	27,335
	Warrant(12)		—	—

	Total Investment		76,783	80,423

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,491	44,345

(Consumer Products)	Total Investment		44,491	44,345

The Homax Group, Inc.	Senior Loan (7.2%, Due 10/12)	11,785	11,742	10,689
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,000	13,371	12,859
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		26,148	23,548

Ideal Snacks Corporation	Senior Loan (5.3%, Due 6/10)	1,496	1,496	1,438

(Consumer Products)	Total Investment		1,496	1,438

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Kodiak Fund LP(5)	Equity Interests		$9,422	$900

(Private Equity Fund)	Total Investment		9,422	900

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	$2,500	2,450	2,352
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,488	23,785

	Total Investment		26,938	26,137

NetShape Technologies, Inc.	Senior Loan (5.3%, Due 2/13)	382	382	346

(Industrial Products)	Total Investment		382	346

Network Hardware Resale, Inc.	Unitranche Debt (12.5%, Due 12/11)	18,734	18,809	18,703
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	14,533	14,585	14,585

	Total Investment		33,394	33,288

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,349

(Private Equity Fund)	Total Investment		2,018	1,349

Oahu Waste Services, Inc.	Stock Appreciation Rights		206	750

(Business Services)	Total Investment		206	750

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (9.2%, Due 10/21)	15,000	11,761	7,114

(CLO)	Total Investment		11,761	7,114

PC Helps Support, LLC	Senior Loan (4.8%, Due 12/13)	8,610	8,520	8,587
(Business Services)	Subordinated Debt (13.3%, Due 12/13)	28,136	28,009	28,974

	Total Investment		36,529	37,561

Performant Financial Corporation	Common Stock (478,816 shares)		734	200

(Business Services)	Total Investment		734	200

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Peter Brasseler Holdings, LLC	Equity Interests		$3,451	$2,900

(Business Services)	Total Investment		3,451	2,900

PharMEDium Healthcare Corporation	Senior Loan (4.3%, Due 10/13)	$1,910	1,910	1,747

(Healthcare Services)	Total Investment		1,910	1,747

Postle Aluminum Company, LLC	Unitranche Debt (13.0%, Due 10/12)(6)	58,953	58,744	9,978
(Industrial Products)	Equity Interests		2,174	—

	Total Investment		60,918	9,978

Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	14,616	14,573	14,089
(Industrial Products)	Equity Interests		1,294	1,900

	Total Investment		15,867	15,989

Promo Works, LLC	Unitranche Debt (12.3%, Due 12/11)	23,111	22,954	21,266

(Business Services)	Total Investment		22,954	21,266

Reed Group, Ltd.	Senior Loan (7.6%, Due 12/13)	12,893	12,758	11,502
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,543	18,469	16,683
	Equity Interests		1,800	300

	Total Investment		33,027	28,485

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	36,501	36,295	34,914
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	—

	Total Investment		36,946	35,031

	Standby Letters of Credit ($2,465)

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		4,785	4,374

(Private Equity Fund)	Total Investment		4,785	4,374

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,362	9,269

(Private Equity Fund)	Total Investment		9,362	9,269

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,296	29,745

(Industrial Products)	Total Investment		30,296	29,745

Summit Energy Services, Inc. (Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,730	35,547	32,113
	Common Stock (415,982 shares)		1,861	1,900

	Total Investment		37,408	34,013

Tank Intermediate Holding Corp. (Industrial Products)	Senior Loan (7.1%, Due 9/14)	30,514	29,539	25,937

	Total Investment		29,539	25,937

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)	$22,346	$22,248	$15,625
(Business Services)	Common Stock (12,940 shares)(12)		2,043	—
	Warrant(12)		—	—

	Total Investment		24,291	15,625

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	95,083	94,816	90,474
(Consumer Products)	Equity Interests		2,156	1,161

	Total Investment		96,972	91,635

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	40,000	39,586	37,840

(Business Services)	Total Investment		39,586	37,840

TransAmerican Auto Parts, LLC	Subordinated Debt (16.3%, Due 11/12)(6)	24,561	24,409	—
(Consumer Products)	Equity Interests		1,034	—

	Total Investment		25,443	—

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,054	59,847	57,362

(Business Services)	Total Investment		59,847	57,362

United Road Towing, Inc.	Subordinated Debt (12.1%, Due 1/14)	20,000	19,915	20,000

(Consumer Services)	Total Investment		19,915	20,000

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

VICORP Restaurants, Inc.	Warrants		33	—

(Retail)	Total Investment		33	—

WMA Equity Corporation and Affiliates	Subordinated Debt (16.8%, Due 4/13-4/14)(6)	139,455	138,559	63,823
d/b/a Wear Me Apparel	Common Stock (86 shares)		39,721	—

(Consumer Products)	Total Investment		178,280	63,823

Webster Capital II, L.P.(5)	Limited Partnership Interest		1,702	1,481

(Private Equity Fund)	Total Investment		1,702	1,481

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	90,000	89,633	83,258
(Consumer Products)	Common Stock (6,960 shares)		6,961	2,500

	Total Investment		96,594	85,758

York Insurance Services Group, Inc.	Common Stock (12,939 shares)		1,294	1,700

(Business Services)	Total Investment		1,294	1,700

Other companies	Other debt investments	155	74	72
	Other equity investments		30	8

	Total Investment		104	80

Total companies less than 5% owned			$2,317,856	$1,858,581

Total private finance (138 portfolio investments)			$4,877,392	$3,399,063

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			December 31, 2008
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	4	$30,999	$30,537
	7.00%–8.99%	1	644	580
	9.00%–10.99%	1	6,465	6,465
	11.00%–12.99%	1	10,469	9,391
	15.00% and above	2	3,970	6,529

Total commercial mortgage loans(13)			$52,547	$53,502

Real Estate Owned			$18,201	$20,823

Equity Interests(2) — Companies more than 25% owned			$14,755	$19,562
Guarantees ($6,871)
Standby Letter of Credit ($650)

Total commercial real estate finance			$85,503	$93,887

Total portfolio			$4,962,895	$3,492,950

	Yield	Cost	Value
Investments in Money Market and Other Securities
SEI Daily Income Tr Prime Obligation Money Market Fund	0.9%	$5	$5
Columbia Treasury Reserves Fund	—	12	12
Other Money Market Funds	—	270	270

Total		$287	$287

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $7.7 million at value were on non-accrual status and therefore were considered non-income producing.

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
Investments in Money Market and Other Securities
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

Note 1. Organization and Other Matters

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

Events of Default, Liquidity and Operations

The Company experienced a significant reduction in its net worth during the second half of 2008, primarily resulting from net unrealized depreciation on its portfolio, which reflects market conditions. As a result, on December 30, 2008, the Company entered into amendments relating to its private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4 to the consolidated financial statements.

In January 2009 the Company re-opened discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the revolving credit facility and the private notes due to a then-expected covenant default. It was subsequently determined that at December 31, 2008 the Company’s asset coverage was less than the 200% required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. These discussions are continuing and the Company has expanded the discussions to encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility. As a result of these more comprehensive discussions, the Company has not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of the Company’s assets. Consequently, the administrative agent for the revolving credit facility has notified the Company that an event of default has occurred pursuant to the revolving credit facility. An event of default under the revolving credit facility constitutes an event of default under the private notes.

Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. The Company’s publicly issued unsecured notes payable require the Company to comply with this provision of the 1940 Act. At December 31, 2008, the Company’s asset coverage ratio was 188%, which

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, the Company will not be able to issue indebtedness until such time as its asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The existence of an event of default under the revolving credit facility and private notes restricts the Company from borrowing or obtaining letters of credit under its revolving credit facility, and from declaring dividends or other distributions to the Company’s shareholders. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to 200 basis points. Pursuant to the terms of the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by 200 basis points.

Neither the Lenders nor the Noteholders have accelerated repayment of the Company’s obligations; however, the occurrence of an event of default permits the administrative agent for the Lenders, or the holders of more than 51% of the commitments under the revolving credit facility, to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require the Company to provide cash collateral equal to the face amount of all outstanding letters of credit. Pursuant to the terms of the private notes, the occurrence of an event of default permits the holders of 51% or more of any issue of outstanding private notes to accelerate repayment of all amounts due thereunder.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have available cash resources sufficient to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to seek a comprehensive restructuring of these debt agreements to provide long-term operational flexibility. In addition, the Company continues to sell assets to generate capital to repay debt. There can be no assurance that the Company’s plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause the Company to evaluate other alternatives and would have a material adverse effect on the Company’s operations. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2007 and 2006 balances to conform with the 2008 financial statement presentation.

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

Fee Income

Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees are generally recognized as income as the services are rendered. Fees are not accrued if the Company has doubt about the collection of those fees.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations, using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the consolidated statement of operations. The stock option expense for the years ended December 31, 2008, 2007 and 2006, was as follows:

($ in millions, except per share amounts)	2008	2007	2006

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$3.9	$10.1	$13.2
Options granted on or after January 1, 2006	7.9	10.7	2.4

Total options granted	11.8	20.8	15.6
Options cancelled in connection with tender offer (see Note 9)	—	14.4	—

Total employee stock option expense	$11.8	$35.2	$15.6

Per basic share	$0.07	$0.23	$0.11
Per diluted share	$0.07	$0.23	$0.11

In addition to the employee stock option expense for options granted, administrative expense included $0.1 million, $0.2 million, and $0.2 million of expense for each of the years ended December 31, 2008, 2007 and 2006, respectively, related to options granted to directors during each year. Options were granted to non-officer directors in the second quarters of 2008, 2007 and 2006. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

Options Granted.  The stock option expense shown in the tables above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	2.8%	4.6%	4.8%
Expected volatility	27.8%	26.4%	29.1%
Dividend yield	8.5%	8.9%	9.0%
Weighted average fair value per option	$2.18	$2.96	$3.47

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

To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense for outstanding unvested options as of December 31, 2008, will be approximately $3.5 million, $3.9 million and $3.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. This estimate does not include any expense related to stock option grants after December 31, 2008, as the fair value of those stock options will be determined at the time of grant. This estimate may change if the Company’s assumptions related to future option forfeitures change. The aggregate total stock option expense remaining as of December 31, 2008, is expected to be recognized over an estimated weighted-average period of 1.53 years.

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

Federal and State Income Taxes and Excise Tax

The Company has complied with the requirements of the Code that are applicable to regulated investment companies (“RIC”) and real estate investment trusts (“REIT”). ACC and any subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes exclusive of excise taxes for these entities.

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

The consolidated financial statements include portfolio investments at value of $3.5 billion and $4.8 billion at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, 94% and 92%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ending March 31, 2008. The initial adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value. The Company has applied the provisions of this FSP in determining the fair value of its portfolio investments at December 31, 2008. The application of the FSP did not have a material impact on the Company’s consolidated financial position or its results of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At December 31, 2008 and 2007, the private finance portfolio consisted of the following:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$556.9	$306.3	5.6%	$374.1	$344.3	7.7%
Unitranche debt(2)	527.5	456.4	12.0%	659.2	653.9	11.5%
Subordinated debt(3)	2,300.1	1,829.1	12.9%	2,576.4	2,416.4	12.8%

Total loans and debt securities(4)	3,384.5	2,591.8	11.9%	3,609.7	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(5)	248.2	179.2	16.4%	218.3	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(5)	125.4	125.4	12.0%	0.7	0.7	12.4%
Other equity securities	1,119.3	502.7		1,215.2	1,041.0

Total equity securities	1,492.9	807.3		1,434.2	1,244.7

Total	$4,877.4	$3,399.1		$5,043.9	$4,659.3

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At December 31, 2007, the cost and value of subordinated debt included the Class A equity interests in Ciena Capital LLC, which were placed on non-accrual status during the fourth quarter of 2006. At December 31, 2008, senior loans included the senior secured loan to Ciena totaling $319.0 million at cost and $104.9 million at value, which was placed on non-accrual on the purchase date.
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
The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value.

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $3,418.0 million and $3,639.6 million at December 31, 2008 and 2007, respectively. The difference between principal and cost primarily represents unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $33.5 million and $29.9 million at December 31, 2008 and 2007, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Unitranche Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

The Company’s private finance investment activity principally involves providing financing through privately negotiated debt and equity investments. The Company’s private finance debt and equity investments generally are issued by private companies and generally are illiquid and may be subject to certain restrictions on resale.

The Company’s private finance debt investments generally are structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which generally is a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity.

At December 31, 2008 and 2007, 85% and 86%, respectively of the private finance loans and debt securities had a fixed rate of interest and 15% and 14%, respectively, had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, set as a spread over prime or LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to the Company quarterly.

Equity securities primarily consist of securities issued by private companies and may be subject to certain restrictions on their resale and are generally illiquid. The Company may make equity investments for minority stakes in portfolio companies or may receive equity features, such as nominal cost warrants. The Company also may invest in the equity (preferred and/or voting or non-voting common) of a portfolio company where the Company’s equity ownership may represent a significant portion of the equity, but may or may not represent a controlling interest. If the Company invests in non-voting equity in a buyout investment, the Company generally has the option to acquire a controlling stake in the voting securities of the portfolio company at fair market value. The Company may incur costs associated with making buyout investments that will be included in the cost basis of the Company’s equity investment. These include costs such as legal, accounting and other professional fees associated with diligence, referral and investment banking fees, and other costs. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.

Ciena Capital LLC.  Ciena Capital LLC (f/k/a Business Loan Express, LLC) (“Ciena”) has provided loans to commercial real estate owners and operators. Ciena has been a participant in the Small Business Administration’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (“SBLC”). Ciena is headquartered in New York, NY.

At December 31, 2008 and 2007, the Company’s investment in Ciena was as follows:

	2008		2007
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$104.9	$—	$—
Class A Equity Interests	—	—	99.0	68.6
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.3	—	109.3	—

Total	$547.8	$104.9	$327.8	$68.6

(1)	At December 31, 2008 and 2007, the Company held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

At December 31, 2008 and 2007, other assets includes amounts receivable from or related to Ciena totaling $15.4 million and $5.4 million at cost and $2.1 million and $5.4 million at value, respectively. During the fourth quarter of 2008, the Company sold its Class A Equity Interests in Ciena for nominal consideration to affiliates of AllBridge Financial, LLC, and realized a loss of $98.9 million. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in the Company’s investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of the Company’s Class A equity interests. Net change in unrealized appreciation or depreciation included a net decrease in the Company’s investment in Ciena of $174.5 million and $142.3 million for the years ended December 31, 2007 and 2006, respectively.

In addition, at December 31, 2008, the Company had standby letters of credit issued under the Company’s line of credit of $102.6 million in connection with term securitization transactions completed by Ciena. Due to the economic environment, the term securitizations have experienced increasing defaults and the financial institution that has issued these letters of credit has experienced a ratings downgrade; therefore, some of these letters of credit may be drawn beginning in 2009. Because the Company’s asset coverage ratio is currently less than 200%, an event of default has occurred under the Company’s line of credit and the Company may need to fund these letter of credit draws with cash in lieu of a borrowing under the Company’s line of credit. The Company has considered any funding under the letters of credit in the valuation of Ciena at December 31, 2008.

Ciena has continued to experience significant deterioration in the value of its assets primarily as a result of an increase in borrower defaults in the current economic environment and decreasing values for financial assets. On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Ciena continues to operate its servicing business and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. Ciena believes that by filing for bankruptcy protection it will be able to proceed with an orderly sale of its assets over time in more favorable market conditions in the future and thereby maximize the value of its assets and reduce costs in order to repay its debts.

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due, and the Company, in lieu of paying under its guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility except for a $5 million position held by Citibank, N.A. The Company paid $325.4 million to fund the purchase, which included $319.0 million of principal, $1.4 million of interest, and $5.0 million of other payments related to the revolving credit facility and the bankruptcy. As of December 31, 2008, the senior secured loan had a cost basis of $319.0 million and a value of $104.9 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to Citibank. In connection with the Company’s continuing guaranty of the amounts held by Citibank, the Company has agreed with Citibank that the amounts owing to Citibank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Total interest and related portfolio income earned from the Company’s investment in Ciena for the years ended December 31, 2008, 2007, and 2006, was as follows:

($ in millions)	2008	2007	2006

Interest income on subordinated debt and Class A equity interests(1)	$—	$—	$11.9
Fees and other income	—	5.4	7.8

Total interest and related portfolio income	$—	$5.4	$19.7

(1)	Interest and dividend income from Ciena for the years ended December 31, 2006, included interest and dividend income of $5.7 million, which was paid in kind. The interest and dividends paid in kind were paid to the Company through the issuance of additional debt or equity interests.

In the fourth quarter of 2006, the Company placed its investment in Ciena’s 25% Class A equity interests on non-accrual status. As a result, there was no interest income from the Company’s investment in Ciena for the years ended December 31, 2007, and 2008. In consideration for providing a guaranty on Ciena’s revolving credit facility and standby letters of credit, the Company earned fees of $5.4 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively, which were included in fees and other income. Ciena has not yet paid the $5.4 million in such fees earned by the Company in 2007, and at December 31, 2008, and 2007, such fees were included as a receivable in other assets with a carrying amount net of depreciation of zero and $5.4 million, respectively. The Company considered these outstanding receivables in its valuation of Ciena at December 31, 2008 and 2007. The remaining fees and other income in 2006 relate to management fees from Ciena. The Company did not accrue the fees earned from Ciena for providing the guaranty and standby letters of credit for the nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company will not earn any fees from Ciena for continuing to provide the guaranty or letters of credit.

At December 31, 2008, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. Specifically, on or about January 9, 2007, Ciena became aware of an indictment captioned as the United States v. Harrington, No. 2:06-CR-20662 pending in the United States District Court for the Eastern District of Michigan. The indictment alleged that a former Ciena employee in the Detroit office engaged in the fraudulent origination of loans guaranteed, in substantial part, by the SBA. The Company understands that Ciena is working cooperatively with the U.S. Attorney’s Office and the investigating agencies with respect to this matter. On October 1, 2007, the former Ciena employee pled guilty to one count of conspiracy to fraudulently originate SBA-guaranteed loans and one count of making a false statement before a grand jury. The former Ciena employee was sentenced on November 13, 2008 to ten

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

years imprisonment and was ordered to pay restitution of $30 million to Ciena, $2.9 million to a commercial bank, and $800,000 to the SBA.

On March 6, 2007, Ciena entered into an agreement with the SBA. According to the agreement, Ciena would remain a preferred lender in the SBA 7(a) Guaranteed Loan Program and would retain the ability to sell loans into the secondary market. As part of this agreement, Ciena immediately paid approximately $10 million to the SBA to cover amounts paid by the SBA with respect to some of the SBA-guaranteed loans that have been the subject of the charges by the U.S. Attorney’s Office for the Eastern District of Michigan against Mr. Harrington. The agreement provided that, during its term, an independent third party selected by the SBA would review loans originated by Ciena before they could be sold into the secondary market and would review defaulted loans repurchased from the secondary market by Ciena before the SBA would reimburse Ciena. The March 6 agreement has expired. Ciena also entered into an escrow agreement with the SBA pursuant to which Ciena deposited $10 million with the escrow agent for any additional payments Ciena may be obligated to pay to the SBA in the future under the agreement.

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

On or about January 16, 2007, Ciena and its subsidiary Business Loan Center LLC (“BLC”) became aware of a lawsuit titled, United States, ex rel James R. Brickman and Greenlight Capital, Inc. v. Business Loan Express LLC f/k/a Business Loan Express, Inc.; Business Loan Center LLC f/k/a Business Loan Center, Inc.; Robert Tannenhauser; Matthew McGee; and George Harrigan, 05-CV-3147 (JEC). The complaint includes allegations arising under the False Claims Act and relating to alleged fraud in connection with SBA guarantees on shrimp vessel loans. On December 18, 2007, the United States District Court for the Northern District of Georgia dismissed all claims in this matter. The plaintiffs appealed the dismissal. Ciena’s bankruptcy filing automatically stayed the appeal; however, pursuant to Ciena’s request, the Court lifted the automatic stay to permit the appeal to proceed. Oral arguments took place on February 3, 2009 before the U.S. Court of Appeals for the 11th Circuit and the District Court’s decision dismissing all claims by the 11th Circuit was affirmed on February 5, 2009. On February 23, 2009, the plaintiff/appellant filed a Petition for Rehearing En Banc, which is now pending.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, current regulatory issues, ongoing investigations, and litigation in performing the valuation of Ciena at December 31, 2008.

Mercury Air Centers, Inc.  In April 2004, the Company completed the purchase of a majority ownership in Mercury Air Centers, Inc. (“Mercury”). At December 31, 2006, the Company’s investment in Mercury totaled $84.3 million at cost and $244.2 million at value, which included unrealized appreciation of $159.9 million. In August 2007, the Company completed the sale of its majority equity interest in Mercury. For the year ended December 31, 2007, the Company realized a gain of $262.4 million, subject to post-closing adjustments. For the year ended December 31, 2008, we realized

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

an additional gain of $6.0 million resulting from these post-closing adjustments. In addition, the Company was repaid approximately $51 million of subordinated debt outstanding to Mercury at closing.

Mercury owned and operated fixed base operations generally under long-term leases from local airport authorities, which consisted of terminal and hangar complexes that serviced the needs of the general aviation community. Mercury was headquartered in Richmond Heights, OH.

Total interest and related portfolio income earned from the Company’s investment in Mercury for the years ended December 31, 2007, and 2006, was as follows:

($ in millions)	2007	2006

Interest income	$5.1	$9.3
Fees and other income	0.2	0.6

Total interest and related portfolio income	$5.3	$9.9

Net change in unrealized appreciation or depreciation for the year ended December 31, 2007, included an increase in unrealized appreciation totaling $74.9 million for the first half of 2007 and the reversal of $234.8 million associated with the sale of the Company’s majority equity interest in the third quarter of 2007. Net change in unrealized appreciation or depreciation for the year ended December 31, 2006, included an increase in unrealized appreciation of $106.1 million related to the Company’s investment in Mercury.

Advantage Sales and Marketing, Inc.  In June 2004, the Company completed the purchase of a majority voting ownership in Advantage Sales and Marketing, Inc. (“Advantage”). At December 31, 2005, the Company’s investment in Advantage totaled $257.7 million at cost and $660.4 million at value, which included unrealized appreciation of $402.7 million. Advantage is a sales and marketing agency providing outsourced sales, merchandising, and marketing services to the consumer packaged goods industry. Advantage has offices across the United States and is headquartered in Irvine, CA.

On March 29, 2006, the Company sold its majority equity interest in Advantage. The Company was repaid its $184 million in subordinated debt outstanding at closing. For the year ended December 31, 2006, the Company realized a gain on the sale of its equity investment of $434.4 million, subject to post-closing adjustments and excluding any earn-out amounts. The Company realized additional gains in 2008 and 2007 resulting from post-closing adjustments and an earn-out payment totaling $1.9 million and $3.4 million, respectively, subject to additional post-closing adjustments.

As consideration for the common stock sold in the transaction, the Company received a $150 million subordinated note, with the balance of the consideration paid in cash. In addition, a portion of the Company’s cash proceeds from the sale of the common stock were placed in escrow, subject to certain holdback provisions. At December 31, 2008, the amount of the escrow included in other assets in the accompanying consolidated balance sheet was approximately $23.3 million. For tax purposes, the receipt of the $150 million subordinated note as part of the Company’s consideration for the common stock sold and the hold back of certain proceeds in escrow generally will allow the Company, through installment treatment, to defer the recognition of taxable income for a portion of the Company’s realized gain until the note or other amounts are collected.

Total interest and related portfolio income earned from the Company’s investment in Advantage while the Company held a majority equity interest was $14.1 million (which included a prepayment

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

premium of $5.0 million) for the year ended December 31, 2006. In addition, the Company earned structuring fees of $2.3 million on its new $150 million subordinated debt investment in Advantage upon the closing of the sale in 2006. Net change in unrealized appreciation or depreciation for the year ended December 31, 2006, included the reversal of $389.7 million of previously recorded unrealized appreciation associated with the realization of a gain on the sale of the Company’s majority equity interest in Advantage.

In connection with the sale transaction, the Company retained an equity investment in the business valued at $15 million at closing. During the fourth quarter of 2006, Advantage made a distribution on this minority equity investment, which resulted in a realized gain of $4.8 million.

The Company’s investment in Advantage at December 31, 2008, which was composed of subordinated debt and a minority equity interest, totaled $158.1 million at cost and $140.0 million at value which included unrealized depreciation of $18.1 million. This investment was included in companies 5% to 25% owned in the consolidated financial statements as the Company continues to hold a seat on Advantage’s board of directors.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At December 31, 2008 and 2007, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2008			2007
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$10.1	39.4%	$28.4	$28.5	14.0%
Callidus Debt Partners CLO Fund IV, Ltd.	2.0	1.4	26.9%	—	—
Callidus Debt Partners CLO Fund VI, Ltd.	7.1	3.9	26.1%	4.3	4.3	13.4%
Callidus MAPS CLO Fund I LLC	17.0	9.8	12.2%	17.0	16.1	11.0%
Callidus MAPS CLO Fund II LLC	3.6	3.0	30.2%	—	—
Dryden XVIII Leveraged Loan 2007 Limited	7.7	4.5	20.5%	7.4	7.4	12.7%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	14.9	17.4%	22.0	22.0	14.1%
Knightsbridge CLO 2008-1 Ltd.(3)	31.4	31.4	10.2%	—	—
Pangaea CLO 2007-1 Ltd.	11.8	7.1	25.0%	11.6	11.6	13.9%

Total bonds	127.7	86.1	18.5%	90.7	89.9	13.3%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	5.4	—%	21.8	20.0	14.1%
Callidus Debt Partners CLO Fund IV, Ltd.	14.6	10.6	18.1%	12.3	11.3	16.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.4	10.3	21.3%	14.0	14.7	19.3%
Callidus Debt Partners CLO Fund VI, Ltd.	28.3	23.1	21.8%	27.0	27.0	19.3%
Callidus Debt Partners CLO Fund VII, Ltd.	24.0	15.4	17.9%	22.1	22.1	16.6%
Callidus MAPS CLO Fund I LLC	45.1	27.8	6.5%	49.3	36.1	7.6%
Callidus MAPS CLO Fund II, Ltd.	18.4	12.6	19.3%	18.7	18.7	14.7%
Dryden XVIII Leveraged Loan 2007 Limited	22.1	17.5	20.2%	21.9	21.9	14.2%
Knightsbridge CLO 2007-1 Ltd.(3)	40.9	35.2	17.4%	31.2	31.2	15.2%
Knightsbridge CLO 2008-1 Ltd.(3)	21.3	21.3	16.6%	—	—

Total preferred shares/income notes	248.2	179.2	16.4%	218.3	203.0	14.6%

Total	$375.9	$265.3		$309.0	$292.9

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow generally is distributed to the preferred shareholders and income note holders. To the extent there are ratings

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both December 31, 2008 and 2007, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At December 31, 2008 and 2007, based on information provided by the collateral managers, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 658 issuers and 671 issuers, respectively, and had principal balances as follows:

($ in millions)	2008	2007

Bonds	$268.3	$288.5
Syndicated loans	4,477.3	4,122.7
Cash(1)	89.6	104.4

Total underlying collateral assets(2)	$4,835.2	$4,515.6

(1)	Includes undrawn liability amounts.

(2)	At December 31, 2008 and 2007, the total face value of defaulted obligations was $95.0 million and $18.4 million, respectively, or approximately 2.0% and 0.4% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At December 31, 2008 and 2007, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2008	2007

Loans and debt securities in workout status
Companies more than 25% owned	$136.8	$114.1
Companies 5% to 25% owned	—	11.7
Companies less than 5% owned	74.6	23.8
Loans and debt securities not in workout status
Companies more than 25% owned	39.3	21.4
Companies 5% to 25% owned	—	13.4
Companies less than 5% owned	77.2	13.3

Total	$327.9	$197.7

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at December 31, 2008 and 2007, were as follows:

	2008	2007

Industry
Business services	36%	37%
Consumer products	24	25
CLO/CDO(1)	8	6
Financial services	6	6
Industrial products	5	10
Consumer services	5	4
Retail	5	4
Private debt funds	5	1
Healthcare services	2	3
Other	4	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	41%	36%
Midwest	28	32
Southeast	17	17
West	13	14
Northeast	1	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At December 31, 2008 and 2007, the commercial real estate finance portfolio consisted of the following:

	2008			2007
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$52.5	$53.5	7.4%	$65.9	$65.4	6.8%
Real estate owned	18.2	20.8		15.3	21.3
Equity interests	14.8	19.6		15.7	34.5

Total	$85.5	$93.9		$96.9	$121.2

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At December 31, 2008, approximately 69% and 31% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2007, approximately 85% and 15% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2008 and 2007, loans with a value of $7.7 million and $14.3 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at December 31, 2008 and 2007, were as follows:

	2008	2007

Property Type
Hospitality	52%	44%
Recreation	22	15
Office	15	21
Retail	9	18
Other	2	2

Total	100%	100%

Geographic Region
Southeast	43%	40%
West	26	20
Midwest	22	31
Northeast	9	7
Mid-Atlantic	—	2

Total	100%	100%

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2008, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
($ in millions)

Assets at Fair Value:
Portfolio
Private finance	$3,399.1	$—	$—	$3,399.1
Commercial real estate finance	93.9	—	—	93.9

Total portfolio	$3,493.0	$—	$—	$3,493.0

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

		Commercial
	Private	Real Estate
	Finance	Finance	Total
($ in millions)

Balance at December 31, 2007	$4,652.7	$121.2	$4,773.9
Total gains or losses:
Net realized gains (losses)(1)	(80.9)	(4.1)	(85.0)
Net change in unrealized appreciation or depreciation(2)	(1,089.2)	(15.9)	(1,105.1)
Purchases, issuances, repayments and exits, net(3)	(83.5)	(7.3)	(90.8)
Transfers in and/or out of level 3	—	—	—

Balance at December 31, 2008	$3,399.1	$93.9	$3,493.0

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(1,202.1)	$(20.8)	$(1,222.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations) and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations. Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
(3)	Includes interest and dividend income reinvested through the receipt of a debt or equity security (payment-in-kind income) (recorded as interest and dividend income in the accompanying consolidated statement of operations).

Managed Funds

In addition to managing its own assets, the Company manages certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At December 31, 2008, the Company had five separate funds under its management (together, the “Managed Funds”) for which the Company may earn management or other fees for the Company’s services. The Company may invest in the equity of these funds, along with other third parties, from which the Company may earn a current return and/or a future incentive allocation.

At December 31, 2008, the funds that the Company manages had total assets of approximately $2.1 billion. The Company’s responsibilities to the Managed Funds may include investment origination, underwriting, and portfolio monitoring services. Each of the Managed Funds may separately invest in the debt or equity of companies in the Company’s portfolio, and these investments may be senior, pari passu or junior to the debt and equity investments held by the Company. The Company may or may not participate in investments made by the Managed Funds. In December 2008, the Company agreed to purchase the management contracts of three additional funds for approximately $10 million plus an earnout not to exceed $1.5 million, and certain transaction costs. The aggregate assets held by these funds total approximately $1.2 billion. The Company expects to begin managing these funds in early 2009.

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

Unitranche Fund LLC.  In December 2007, the Company formed the Unitranche Fund LLC (“Unitranche Fund”), which the Company co-manages with an affiliate of General Electric Capital Corporation (“GE”). At December 31, 2008, the Unitranche Fund had total assets of $789.8 million, and the Company’s investment in the Unitranche Fund totaled $125.4 million at cost and at value.

The Unitranche Fund is a private fund that generally focuses on making first lien unitranche loans to middle market companies with Earnings before Interest, Taxes, Depreciation, and Amortization of at least $15 million. The Unitranche Fund may invest up to $270 million for a single borrower. For financing needs greater than $270 million, the Company and GE may jointly underwrite additional financing for a total unitranche financing of up to $500 million. Allied Capital, GE and the Unitranche Fund may co-invest in a single borrower, with the Unitranche Fund holding at least a majority of the issuance. The Company may hold the portion of a unitranche loan underwritten by the Company. GE has committed $3.075 billion to the Unitranche Fund consisting of $3.0 billion of senior notes and $0.075 billion of subordinated certificates, and the Company has committed $525.0 million of subordinated certificates. The Unitranche Fund is capitalized as transactions are completed. Investments made by the Unitranche

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company and GE. Therefore, the Company’s commitment to the Unitranche Fund cannot be drawn without the Company’s approval. The level of investments made by the Unitranche Fund will be dependent on market conditions, the Unitranche Fund’s ability to identify attractive investment opportunities, and the Company’s ability to fund its commitment to the Unitranche Fund. The Company earns a management and sourcing fee totaling 0.375% per annum of managed assets. In addition to the management and sourcing fee, the Company earns structuring fees on investments made by the Unitranche Fund.

Allied Capital Senior Debt Fund, L.P.  The Company is a special limited partner in the Allied Capital Senior Debt Fund, L.P. (“ACSDF”), a private fund that generally invests in senior, unitranche and second lien debt. The Company has committed and funded $31.8 million to ACSDF, which is a portfolio company. At December 31, 2008, the Company’s investment in ACSDF totaled $31.8 million at cost and at value, and ACSDF had total assets of $412.9 million. As a special limited partner, the Company may earn an incentive allocation to the extent of 20% of the annual net income of ACSDF, subject to certain performance benchmarks. There can be no assurance that this incentive allocation will be earned, particularly given the current economic environment. The value of the Company’s investment in ACSDF is based on the net asset value of ACSDF, which reflects the capital invested plus the Company’s allocation of the net earnings of ACSDF, including the incentive allocation.

AC Corp is the investment manager to ACSDF. Callidus Capital Corporation, a portfolio investment controlled by the Company, acts as special manager to ACSDF. A subsidiary of the Company is the general partner of ACSDF, and AC Corp serves as collateral manager to a warehouse financing vehicle associated with ACSDF. AC Corp will earn a management fee of up to 2% per annum of the net asset value of ACSDF and will pay Callidus 25% of that management fee to compensate Callidus for its role as special manager.

The Company may offer to sell loans to ACSDF or the warehouse financing vehicle. ACSDF or the warehouse financing vehicle may purchase loans from the Company. In connection with ACSDF’s formation in June 2007 and during the second half of 2007, the Company sold $224.2 million of seasoned assets with a weighted average yield of 10.0% to a warehouse financing vehicle associated with ACSDF. During the year ended December 31, 2008, the Company sold $72.3 million of seasoned assets with a weighted average yield of 9.2% to the warehouse financing vehicle. ACSDF has also purchased loans from other third parties. Due to the lack of liquidity in the securitization markets, ACSDF is not currently purchasing loans and at December 31, 2008, the ACSDF warehouse financing vehicle had completed its reinvestment period and any investment repayments are used to repay outstanding balances under the warehouse facility.

Knightsbridge CLO 2007-1 Ltd.  On March 31, 2008, the Company, through a wholly-owned subsidiary, assumed the management of Knightsbridge CLO 2007-1 Ltd. (“Knightsbridge 2007”), which invests primarily in middle market senior loans.

At December 31, 2008, Knightsbridge 2007 had total assets of $500.6 million and the Company’s investment in this CLO totaled $59.6 million at cost and $50.1 million at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2007, up to 7.5% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists the Company in the management of Knightsbridge 2007 and the Company pays Callidus a fee for this assistance.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

The Company may offer to sell loans to Knightsbridge 2007 and Knightsbridge 2007 may purchase loans from the Company or from other third parties. During the year ended December 31, 2008, the Company sold loans totaling $95.4 million with a weighted average yield of 8.5% to Knightsbridge 2007.

Knightsbridge CLO 2008-1 Ltd.  In June 2008, the Company formed Knightsbridge 2008-1 Ltd. (“Knightsbridge 2008”). Upon its formation, Knightsbridge 2008 completed its initial purchase of assets from a third party. The Company manages Knightsbridge 2008 through a wholly-owned subsidiary. Knightsbridge 2008 invests primarily in middle market senior loans.

At December 31, 2008, Knightsbridge 2008 had total assets of $304.8 million and the Company’s investment in this CLO totaled $52.7 million at cost and at value. The Company earns a management fee of up to 0.6% per annum of the assets of Knightsbridge 2008, up to 10% of which is paid to an unaffiliated third party in its capacity as special equity holder. In addition, Callidus assists the Company in the management of Knightsbridge 2008 and the Company pays Callidus a fee for this assistance.

The Company may offer to sell loans to Knightsbridge 2008 and Knightsbridge 2008 may purchase loans from the Company or from other third parties. During the year ended December 31, 2008, the Company sold loans totaling $48.6 million with a weighted average yield of 9.3% to Knightsbridge 2008.

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

The sale to AGILE included 13.7% of the Company’s equity investments in 23 of its buyout portfolio companies and 36 of its minority equity portfolio companies for a total purchase price of $104 million which resulted in a net realized gain of $8.3 million (subsequent to post-closing adjustments) and dividend income of $6.4 million. In addition, the Company sold approximately $63 million in debt investments, which represented 7.3% of its unitranche, second lien and subordinated debt investments in the buyout investments included in the equity sale. AGILE generally has the right to co-invest in its proportional share of any future follow-on investment opportunities presented by the companies in its portfolio.

The Company is the managing member of AGILE, and will be entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that this incentive allocation will be earned, particularly given the current economic environment. The Company owns the remaining interests in AGILE not held by Goldman Sachs. At December 31, 2008, AGILE had total assets of $99.3 million and the Company’s investment in AGILE totaled $0.7 million at cost and $0.5 million at value.

As part of this transaction, the Company also sold ten venture capital and private equity limited partnership investments for approximately $28 million to a fund managed by Goldman Sachs, which will assume the $5.3 million of unfunded commitments related to these limited partnership investments. The sales of these limited partnership investments closed in the first half of 2008 and resulted in a net loss of $7.0 million (subsequent to post-closing adjustments) for the year ended December 31, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

At December 31, 2008 and 2007, the Company had the following debt:

	2008				2007
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)

Notes payable:
Privately issued unsecured notes payable	$1,015.0	$1,015.0	7.8%		$1,042.2	$1,042.2	6.1%
Publicly issued unsecured notes payable	880.0	880.0	6.7%		880.0	880.0	6.7%

Total notes payable and debentures	1,895.0	1,895.0	7.3%		1,922.2	1,922.2	6.4%
Revolving line of credit(4)	632.5	50.0	4.3	%(2)	922.5	367.3	5.9	%(2)

Total debt	$2,527.5	$1,945.0	7.7	%(3)	$2,844.7	$2,289.5	6.5	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $8.5 million and $3.7 million at December 31, 2008 and 2007, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	At December 31, 2008, $460.2 million remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $122.3 million issued under the credit facility.

Notes Payable and Debentures

Revolving Line of Credit.  The Company has a three-year unsecured revolving line of credit with total commitments of $632.5 million that expires on April 11, 2011 (the “Revolving Line of Credit”). At December 31, 2007, the Company had an unsecured Revolving Line of Credit with a committed amount of $922.5 million that was scheduled to expire on September 30, 2008. At December 31, 2008, there was $50.0 million outstanding under the Company’s Revolving Line of Credit and the amount available under the Revolving Line of Credit was $460.2 million, net of amounts committed for standby letters of credit of $122.3 million issued under the credit facility.

Borrowings under the Revolving Line of Credit generally bear interest at a rate per annum equal to (i) LIBOR (for the period selected by the Company) plus 3.00% or (ii) the higher of (a) the Federal Funds rate plus 1.50% or (b) the Bank of America N.A. prime rate plus 1.00%. The Revolving Line of Credit requires the payment of an annual commitment fee equal to 0.50% of the committed amount (whether used or unused). The Revolving Line of Credit generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

The Revolving Line of Credit provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The Revolving Line of Credit also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $175 million. The letter of credit fee is 3.00% per annum on letters of credit issued, which is payable quarterly. Events of default have increased the interest rate and fees on letters of credit by up to 2.00% during the continuance of such events of default. See Note 1.

Privately Issued Unsecured Notes Payable.  The Company has privately issued notes (the “Private Notes”) to institutional investors, primarily insurance companies. The Private Notes have five- or seven-

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

year maturities and stated fixed rates of interest ranging from 6.53% to 9.14% at December 31, 2008. Events of default have occurred which has increased these interest rates by 2.00% during the continuance of such events of default. See Note 1. The Private Notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At December 31, 2008, the Private Notes had maturities from November 2009 to June 2015. The Private Notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the private note agreements.

In June 2008, the Company issued $140.5 million of five-year notes and $52.5 million of seven-year notes. The debt matures in June 2013 and June 2015, respectively.

In May 2008, the Company repaid $153.0 million of notes that matured and had a fixed interest rate of 5.45%. In December 2008, the Company prepaid notes denominated in Euros and Sterling for a total U.S. dollar equivalent of $16 million with an interest rate of 5.9%. In December 2008, the Company also prepaid Private Notes with an outstanding balance of $50 million at a discount. The net gain on the discounted payoff was $1.1 million, which is included in fees and other income in the Company’s Consolidated Statement of Operations. These notes had a fixed interest rate of 6.75%.

The Revolving Line of Credit and the Private Notes have similar financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. These debt agreements limit the Company’s ability to declare dividends or repurchase its common stock during the existence of certain defaults and events of default.

Amendments to Revolving Line of Credit and Privately Issued Unsecured Notes Payable  On December 30, 2008, the Company entered into amendments relating to the Company’s Private Notes and Revolving Line of Credit. The amendments reduced the Company’s capital maintenance covenant to the greater of $1.5 billion and 85% of consolidated adjusted debt, and reduced the Company’s interest charges coverage ratio covenant, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters ending on such day, to 1.4 to 1 for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter to and including the fiscal quarter ending December 31, 2009, to 1.6 to 1 for the fiscal quarter ending March 31, 2010 and each fiscal quarter thereafter to and including the fiscal quarter ending December 31, 2010, and to 1.7 to 1 for the fiscal quarter ending March 31, 2011 and each fiscal quarter thereafter. The amendments did not modify the Company’s obligation to maintain a minimum 200% asset coverage ratio.

The amendments added new covenants that required the Company to grant to the Noteholders and the Lenders a first priority lien on substantially all of the Company’s assets no later than January 30, 2009, and to maintain a ratio of consolidated total adjusted assets to secured debt of not less than 2.25 to 1. Also, prior to December 31, 2010, the Company is (i) required to limit the payment of dividends to a maximum of $0.20 per share per fiscal quarter (or such greater amount required for the Company to maintain its regulated investment company status), and (ii) restricted from purchasing, redeeming or retiring any shares of the Company’s common stock or any warrants, rights or options to purchase or acquire any shares of the Company’s common stock for an aggregate consideration in excess of $60 million. In addition, the amendments restricted the Company from prepaying, redeeming, purchasing

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

or otherwise acquiring any of its currently outstanding public notes prior to their stated maturity. The amendments also made certain other modifications. The amendments increased the rate of interest on the instruments by 100 basis points. In addition, these amendments required a 50 basis point amendment fee.

Events of default have occurred under the Revolving Line of Credit and Private Notes. See Note 1.

Publicly Issued Unsecured Notes Payable.  At December 31, 2008, the Company had outstanding publicly issued unsecured notes as follows:

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

In 2007, the Company completed the issuance of $230.0 million of 6.875% Notes due 2047 for net proceeds of $222.1 million. Net proceeds are net of underwriting discounts and estimated offering expenses. These notes require payment of interest only quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable. The Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At December 31, 2008, the Company’s asset coverage ratio was 188%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, the Company will not be able to issue indebtedness until such time as the Company’s asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Scheduled Maturities.  Scheduled future maturities of notes payable at December 31, 2008, were as follows:

	Amount Maturing
	Privately	Publicly
	Issued	Issued
($ in millions)	Unsecured	Unsecured
Year	Notes Payable(1)	Notes Payable	Total

2009	$1,015.0	$—	$1,015.0
2010	—	—	—
2011	—	400.0	400.0
2012	—	250.0	250.0
2013	—	—	—
Thereafter	—	230.0	230.0

Total	$1,015.0	$880.0	$1,895.0

(1)	The private notes have stated contractual maturities as follows: 2009 - $252.5 million, 2010 - $408.0 million, 2011 - $72.5 million, 2012 - $89.0 million, 2013 - $140.5 million, and thereafter - $52.5 million.

As discussed above, events of default have occurred under the revolving line of credit and private notes. Neither the lenders nor noteholders have accelerated repayment; however, if the administrative agent for the lenders under the revolving line of credit or the required percentage of lenders under the revolving line of credit or noteholders under the private notes, respectively, were to accelerate repayment, these obligations would become immediately due and payable. Therefore, in the table above, the private notes are shown as payable in 2009.

Fair Value of Debt

The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.4 billion and $2.2 billion at December 31, 2008 and 2007, respectively. The fair value of the Company’s publicly issued 6.875% Notes due 2047 was determined using the market price of the retail notes at December 31, 2008. The fair value of the Company’s other debt was determined based on market interest rates for similar instruments as of the balance sheet date.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of December 31, 2008 and 2007, the Company had issued guarantees of debt and rental obligations aggregating $19.2 million and $270.6 million, respectively, and had extended standby letters of credit aggregating $122.3 million and $58.5 million, respectively. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments was $141.5 million and $329.1 million at December 31, 2008 and 2007, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments, continued

As of December 31, 2008, the guarantees and standby letters of credit expired as follows:

							After
(in millions)	Total	2009	2010	2011	2012	2013	2013

Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	122.3	122.3	—	—	—	—	—

Total	$141.5	$129.8	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under the Revolving Line of Credit. Because the Company’s asset coverage ratio is currently less than 200%, an event of default has occurred under the Company’s line of credit and the Company is precluded from borrowing under the Revolving Line of Credit to fund these standby letters of credit and the Company may need to fund these letter of credit draws with cash in lieu of a borrowing. During the existence of an event of default, the administrative agent is permitted to require the Company to provide cash collateral equal to the face amount of all outstanding standby letters of credit. As a result, in the table above the Company has assumed that these standby letters of credit may not be able to be extended and may mature in 2009.

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At December 31, 2008, the Company had outstanding commitments to fund investments totaling $682.1 million, including $648.7 million related to private finance investments and $33.4 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $399.6 million to the Unitranche Fund LLC. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company and GE. Therefore, the Company’s commitment to the Unitranche Fund cannot be drawn without the Company’s approval. See Note 3.

Note 6. Shareholders’ Equity

Sales of common stock for the years ended December 31, 2008, 2007, and 2006, were as follows:

(in millions)	2008	2007	2006

Number of common shares	20.5	6.6	10.9

Gross proceeds	$417.1	$177.7	$310.2
Less costs, including underwriting fees	(14.6)	(6.4)	(14.4)

Net proceeds	$402.5	$171.3	$295.8

There were no stock options exercised in the year ended December 31, 2008. The Company issued 0.6 million and 0.5 million shares of common stock upon the exercise of stock options during the years ended December 31, 2007, and 2006, respectively. In addition, in July 2007, the Company issued 1.7 million unregistered shares of common stock upon the cancellation of stock options pursuant to a tender offer. See Note 9.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity, continued

If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company cannot issue new shares at a price below net asset value. Dividend reinvestment plan activity for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006
(in millions, except per share amounts)

Shares issued	0.2	0.6	0.5
Average price per share	$19.49	$27.40	$30.58

Shares purchased by plan agent for shareholders	1.8	—	—
Average price per share	$6.09	—	—

Note 7. Earnings Per Common Share

Earnings per common share for the years ended December 31, 2008, 2007, and 2006, were as follows:

	2008	2007	2006
(in millions, except per share amounts)

Net increase (decrease) in net assets resulting from operations	$(1,040.0)	$153.3	$245.1
Weighted average common shares outstanding — basic	173.0	152.9	142.4
Dilutive options outstanding	—	1.8	3.2

Weighted average common shares outstanding — diluted	173.0	154.7	145.6

Basic earnings (loss) per common share	$(6.01)	$1.00	$1.72

Diluted earnings (loss) per common share	$(6.01)	$0.99	$1.68

Note 8. Employee Compensation Plans

The Company accrued bonuses for non-officer employees for 2008 of $1.0 million which were paid in February 2009. In addition, the Company accrued $11.2 million in performance awards in 2008 which are included in salaries and employee benefits expense. In lieu of paying these amounts as a 2008 bonus, the Company will pay these amounts in four quarterly installments ending on January 15, 2010. An employee must be employed on the quarterly payment dates in order to receive the quarterly payment.

The Company has an Individual Performance Award plan (“IPA”), and an Individual Performance Bonus plan (“IPB”, each individually a “Plan,” or collectively, the “Plans”). These Plans generally are determined annually at the beginning of each year but may be adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in the Company’s common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by the Company. The Company currently has not established an IPA or IPB for 2009; however, depending upon the Company’s need to retain and motivate its employees, the Company may determine in conjunction with the Compensation Committee of the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Employee Compensation Plans, continued

Board of Directors that some form of 2009 retention compensation or additional individual performance compensation may be in the best interests of the Company.

The trusts for the IPA payments were consolidated with the Company’s accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of the Company’s common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense.

In December 2007, the Company’s Board of Directors made a determination that it was in the best interests of the Company to terminate its deferred compensation arrangements. The Board of Directors’ decision primarily was in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

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

The IPA and IPB expenses are included in employee expenses and for the years ended December 31, 2008, 2007, and 2006, were as follows:

($ in millions)	2008	2007	2006

IPA contributions	$8.5	$9.8	$8.1
IPA mark to market expense (benefit)	(4.1)	(14.0)	2.9

Total IPA expense (benefit)	$4.4	$(4.2)	$11.0

Total IPB expense	$8.8	$9.5	$8.1

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

At December 31, 2006, there were 32.2 million shares authorized under the Option Plan. On May 15, 2007, the Company’s stockholders voted to increase the number of shares of common stock authorized for issuance to 37.2 million shares. At December 31, 2008 and 2007, there were 37.2 million shares authorized under the Option Plan.

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

At December 31, 2008 and 2007, the number of shares available to be granted under the Option Plan was 9.5 million and 10.7 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

Information with respect to options granted, exercised and forfeited under the Option Plan for the years ended December 31, 2008, 2007, and 2006, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	December 31,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2008(1)

Options outstanding at January 1, 2006	22.3	$24.52
Granted	1.8	$29.88
Exercised	(0.5)	$22.99
Forfeited	(0.4)	$27.67

Options outstanding at December 31, 2006	23.2	$24.92
Granted	6.7	$29.52
Exercised	(0.6)	$25.25
Cancelled in tender offer(2)	(10.3)	$21.50
Forfeited	(0.5)	$28.96

Options outstanding at December 31, 2007	18.5	$28.36

Granted	7.7	$22.52
Exercised	—	$—
Forfeited	(6.5)	$26.87

Options outstanding at December 31, 2008	19.7	$26.56	4.82	$—

Exercisable at December 31, 2008(3)	12.3	$28.14	4.54	$—

Exercisable and expected to be exercisable at December 31, 2008(4)	17.0	$27.17	4.51	$—

(1)	The market value of the options at December 31, 2008, exceeded the cost for the option holders to exercise the options. Accordingly, there was no aggregate intrinsic value at December 31, 2008.
(2)	See description of the tender offer above.
(3)	Represents vested options.
(4)	The amount of options expected to be exercisable at December 31, 2008, is calculated based on an estimate of expected forfeitures.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

The fair value of the shares vested during the years ended December 31, 2008, 2007, and 2006, was $13.5 million, $21.6 million, and $16.1 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2007, and 2006, was $2.7 million, and $3.6 million, respectively. There were no options exercised during the year ended December 31, 2008.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Outstanding
		Weighted
		Average		Exercisable
	Total	Remaining	Weighted	Total	Weighted
	Number	Contractual	Average	Number	Average
	Outstanding	Life	Exercise	Exercisable	Exercise
Range of Exercise Prices	(in millions)	(Years)	Price	(in millions)	Price

$13.72 — $22.78	1.3	4.34	$19.47	0.7	$21.24
$22.96	5.2	5.36	$22.96	—	$—
$23.59 — $27.38	0.6	4.61	$25.81	0.6	$25.81
$27.51	3.9	5.18	$27.51	3.9	$27.51
$28.98 — $29.23	3.6	4.28	$28.99	3.6	$28.99
$29.58	4.7	4.54	$29.58	3.2	$29.58
$30.00 — $30.52	0.4	4.23	$30.26	0.3	$30.21

	19.7	4.82	$26.56	12.3	$28.14

  Notes Receivable from the Sale of Common Stock

As a business development company under the 1940 Act, the Company is entitled to provide and has provided loans to the Company’s officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to its executive officers. The outstanding loans are full recourse, have varying terms not exceeding ten years, bear interest at the applicable federal interest rate in effect at the date of issue and have been recorded as a reduction to shareholders’ equity. At December 31, 2008 and 2007, the Company had outstanding loans to officers of $1.1 million and $2.7 million, respectively. Officers with outstanding loans repaid principal of $1.6 million, $0.2 million, and $1.0 million, for the years ended December 31, 2008, 2007, and 2006, respectively. The Company recognized a nominal amount of interest income from these loans during the year ended December 31, 2008, and recognized $0.1 million and $0.2 million during the years ended December 31, 2007, and 2006, respectively. This interest income is included in interest and dividends for companies less than 5% owned.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes

For the years ended December 31, 2008, 2007, and 2006, the Company’s Board of Directors declared the following distributions:

	2008		2007		2006
		Total		Total		Total
	Total	Per	Total	Per	Total	Per
	Amount	Share	Amount	Share	Amount	Share
(in millions, except per share amounts)
First quarter	$108.1	$0.65	$95.8	$0.63	$82.5	$0.59
Second quarter	116.1	0.65	97.6	0.64	84.1	0.60
Third quarter	116.1	0.65	100.3	0.65	88.8	0.61
Fourth quarter	116.2	0.65	102.6	0.65	92.0	0.62
Extra dividend	—	—	11.0	0.07	7.5	0.05

Total distributions to common shareholders	$456.5	$2.60	$407.3	$2.64	$354.9	$2.47

For income tax purposes, distributions for 2008, 2007, and 2006, were composed of the following:

	2008		2007		2006
		Total		Total		Total
	Total	Per	Total	Per	Total	Per
	Amount	Share	Amount	Share	Amount	Share
(in millions, except per share amounts)
Ordinary income(1)(2)	$104.0	$0.59	$126.7	$0.82	$177.4	$1.23
Long-term capital gains	352.5	2.01	280.6	1.82	177.5	1.24

Total distributions to common shareholders	$456.5	$2.60	$407.3	$2.64	$354.9	$2.47

(1)	For the years ended December 31, 2008, 2007, and 2006, ordinary income included dividend income of approximately $0.06, zero, and $0.04 per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate.

(2)	For certain eligible corporate shareholders, dividends eligible for the dividend received deduction for 2008, 2007, and 2006, was $0.056, zero, and $0.042 per share, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

The following table summarizes the differences between financial statement net increase (decrease) in net assets resulting from operations and taxable income available for distribution to shareholders for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
($ in millions)	(ESTIMATED)(1)

Financial statement net increase (decrease) in net assets resulting from operations	$(1,040.0)	$153.3	$245.1
Adjustments:
Net change in unrealized appreciation or depreciation	1,123.8	256.2	477.4
Interest- and dividend-related items	(2.8)	13.8	10.2
Employee compensation-related items	0.8	0.7	23.1
Nondeductible excise tax	(0.6)	16.3	15.4
Realized gains recognized (deferred) through installment treatment(2)	17.9	(13.0)	(182.3)
Other gain or loss related items	(91.2)	(10.2)	15.0
Net income (loss) from partnerships and limited liability companies(3)	(4.3)	(22.7)	(4.7)
Net capital loss carryforward	30.6	—	—
Net (income) loss from consolidated subsidiaries, net of tax	(0.7)	2.7	3.9
Other	—	0.7	(1.9)

Taxable income	$33.5	$397.8	$601.2

(1)	The Company’s taxable income for 2008 is an estimate and will not be finally determined until the Company files its 2008 tax return in September 2009. Therefore, the final taxable income may be different than this estimate.

(2)	2006 includes the deferral of long-term capital gains through installment treatment related to the Company’s sale of its control equity investment in Advantage and certain other portfolio companies.

(3)	Includes taxable income (loss) passed through to the Company from Ciena Capital LLC (Ciena) and related entities in excess of interest and related portfolio income from Ciena included in the financial statements totaling ($1.9) million, ($22.6) million, and $3.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. See Note 3 for additional related disclosure.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

The Company must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. The Company has distributed sufficient dividends to eliminate taxable income. Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For income tax purposes, distributions for 2008, 2007, and 2006, were made from taxable income as follows:

	2008	2007	2006
($ in millions)	(ESTIMATED)(1)

Taxable income	$33.5	$397.8	$601.2
Taxable income earned in prior year and carried forward and distributed in current year	393.3	402.8	156.5
Taxable income earned in current year and carried forward for distribution in next year(2)	—	(393.3)	(402.8)
Distributions from accumulated earnings	29.7	—	—

Total distributions to common shareholders	$456.5	$407.3	$354.9

(1)	The Company’s taxable income for 2008 is an estimate and will not be finally determined until the Company files its 2008 tax return in September 2009.

The Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. In 2007 and 2006 annual taxable income was in excess of the Company’s dividend distributions from such taxable income in those respective years, and accordingly, the Company had an excise tax expense of $16.3 million and $15.1 million, respectively, on the excess taxable income carried forward. As of December 31, 2008 the Company estimates it has met its dividend distribution requirement for the 2008 tax year, therefore, it has not recorded an excise tax for the year ended December 31, 2008. In certain circumstances, the Company is restricted in its ability to pay dividends. Each of the Company’s private notes and the Company’s revolving credit facility contain provisions that limit the amount of dividends the Company can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at December 31, 2008, the Company was in default of that covenant (see Note 1). During the continuance of an event of default, the Company is precluded from declaring dividends or other distributions to its shareholders. In addition, pursuant to the 1940 Act, the Company may be precluded from declaring dividends or other distributions to its shareholders unless the Company’s asset coverage is at least 200%.

The Company currently estimates that it has cumulative deferred taxable income related to installment sale gains of approximately $217.4 million as of December 31, 2008. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The recognition of installment sales gains as of December 31, 2008 are estimates and will not be finally determined until the Company files its 2008 tax return in September 2009.

The Company’s undistributed book earnings of $184.7 million as of December 31, 2008, resulted from undistributed ordinary income and long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from the current year into the next

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes as discussed above.

At December 31, 2008 and 2007, the aggregate gross unrealized appreciation of the Company’s investments above cost for federal income tax purposes was $348.5 million (estimated) and $609.4 million, respectively. At December 31, 2008 and 2007, the aggregate gross unrealized depreciation of the Company’s investments below cost for federal income tax purposes was $1.4 billion (estimated) and $630.3 million, respectively. The Company’s investments as compared to cost for federal income tax purposes was net unrealized depreciation of $1.1 billion (estimated) and $20.9 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the aggregate cost of securities, for federal income tax purposes was $4.5 billion (estimated) and $4.8 billion, respectively.

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the years ended December 31, 2008, 2007, and 2006, AC Corp’s income tax expense (benefit) was $3.1 million, $(2.7) million, and $(0.1) million, respectively. For the year ended December 31, 2008, paid in capital was decreased by $3.0 million primarily for the reduction of the deferred tax asset related to stock options that expired unexercised. For the year ended December 31, 2007, paid in capital was increased for the tax benefit of amounts deducted for tax purposes but not for financial reporting purposes primarily related to stock-based compensation by $10.9 million.

The net deferred tax asset at December 31, 2008, was $15.0 million, consisting of deferred tax assets of $32.2 million and deferred tax liabilities of $17.2 million. The net deferred tax asset at December 31, 2007, was $18.4 million, consisting of deferred tax assets of $26.5 million and deferred tax liabilities of $8.1 million. At December 31, 2008, the deferred tax assets primarily related to compensation-related items and the deferred tax liabilities primarily related to depreciation. Management believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance at December 31, 2008 or 2007.

Note 11. Cash

The Company places its cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.

At December 31, 2008 and 2007, cash consisted of the following:

($ in millions)	2008	2007

Cash	$51.9	$4.6
Less escrows held	(1.5)	(1.1)

Total cash	$50.4	$3.5

Note 12. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $161.0 million, $123.5 million, and $90.6 million, respectively, for the years ended December 31, 2008, 2007, and 2006. The Company paid income taxes, including excise

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Supplemental Disclosure of Cash Flow Information, continued

taxes (net of refunds), of $10.1 million, $18.8 million and $10.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-cash operating activities for the years ended December 31, 2008, 2007 and 2006, totaled $117.8 million, $142.2 million, and $315.9 million, respectively. Non-cash operating activities include investments funded for the year ended December 31, 2008, which included $8.1 million in debt investments in a portfolio company received in a subordinated debt exchange. Non-cash operating activities for the year ended December 31, 2006, included a note received as consideration from the sale of the Company’s equity investment in Advantage of $150.0 million and a note received as consideration from the sale of the Company’s equity investment in STS Operating, Inc. of $30.0 million.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million, $17.1 million, and $15.0 million, for the years ended December 31, 2008, 2007, and 2006, respectively. Non-cash financing activities for the year ended December 31, 2007, also included the payment of one-half of the value of the option cancellation payment in connection with the tender offer, or $52.8 million, through the issuance of 1.7 million unregistered shares of the Company’s common stock. See Notes 2 and 9.

Note 13. Financial Highlights

	At and for the Years
	Ended December 31,
	2008	2007	2006

Per Common Share Data
Net asset value, beginning of year	$17.54	$19.12	$19.17

Net investment income(1)	1.23	0.91	1.30
Net realized gains (losses)(1)(2)	(0.75)	1.74	3.66

Net investment income plus net realized gains (losses)(1)	0.48	2.65	4.96
Net change in unrealized appreciation or depreciation(1)(2)	(6.49)	(1.66)	(3.28)

Net increase (decrease) in net assets resulting from operations(1)	(6.01)	0.99	1.68

Decrease in net assets from shareholder distributions	(2.60)	(2.64)	(2.47)
Net increase in net assets from capital share transactions(1)(3)	0.69	0.41	0.74
Decrease in net assets from cash portion of the option cancellation payment(1)(4)	—	(0.34)	—

Net asset value, end of year	$9.62	$17.54	$19.12

Market value, end of year	$2.69	$21.50	$32.68
Total return(5)	(82.5)%	(27.6)%	20.6%

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Financial Highlights, continued

	At and for the Years
	Ended December 31,
	2008	2007	2006

Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$1,718.4	$2,771.8	$2,841.2
Common shares outstanding at end of year	178.7	158.0	148.6
Diluted weighted average common shares outstanding	173.0	154.7	145.6
Employee, employee stock option and administrative expenses/average net assets	5.47%	6.10%	5.38%
Total operating expenses/average net assets	11.39%	10.70%	9.05%
Income tax expense including excise tax/average net assets	0.10%	0.47%	0.56%
Net investment income/average net assets	8.47%	4.91%	6.90%
Net increase (decrease) in net assets resulting from operations/average net assets	(41.34)%	5.34%	8.94%
Portfolio turnover rate	24.00%	26.84%	27.05%
Average debt outstanding	$2,091.6	$1,924.2	$1,491.0
Average debt per share(1)	$12.09	$12.44	$10.24

(1)	Based on diluted weighted average number of common shares outstanding for the year.

(2)	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from year to year.

(3)	Excludes capital share transactions related to the cash portion of the option cancellation payment.

(4)	See Notes 2 and 9 to the consolidated financial statements above for further discussion.

(5)	Total return assumes the reinvestment of all dividends paid for the years presented.

Note 14. Selected Quarterly Data (Unaudited)

	2008
($ in millions, except per share amounts)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$144.9	$134.6	$120.7	$102.1
Net investment income	$69.5	$63.9	$45.6	$34.2
Net increase (decrease) in net assets resulting from operations	$(40.7)	$(102.2)	$(318.3)	$(578.8)
Basic earnings (loss) per common share	$(0.25)	$(0.59)	$(1.78)	$(3.24)
Diluted earnings (loss) per common share	$(0.25)	$(0.59)	$(1.78)	$(3.24)

	2007
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$108.0	$117.7	$118.4	$117.7
Net investment income	$39.5	$25.2	$18.3	$58.0
Net increase (decrease) in net assets resulting from operations	$133.1	$89.2	$(96.5)	$27.5
Basic earnings (loss) per common share	$0.89	$0.59	$(0.63)	$0.18
Diluted earnings (loss) per common share	$0.87	$0.57	$(0.63)	$0.18

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Litigation, continued

Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. Ms. Nadoff sent a letter to the Company’s Board of Directors on October 5, 2007, reciting substantially the same claims and requesting that the Board of Directors investigate her allegations and take appropriate action. The Board of Directors subsequently established a committee, which engaged and was advised by its own counsel, to review the matter. The Board’s committee evaluated the allegations in Ms. Nadoff’s October 5 letter and recommended that the Board take no further action. After considering both Ms. Nadoff’s request and the committee’s recommendation, the Board accepted the recommendation. On November 26, 2008, the Company filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. On February 17, 2009, the plaintiff filed an amended complaint as ordered by the Court. The complaint alleges breaches of fiduciary duty by the Board of Directors. The Company intends to file a motion to dismiss.

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

On February 26, 2009, the Board of Directors of the Company separated the roles of Chief Executive Officer and Chairman of the Board of Directors, effective March 3, 2009. William L. Walton, who has served as the Company’s Chairman of the Board, Chief Executive Officer and President since 1997 and a member of the Company’s Board of Directors since 1986, will continue to serve full time as executive Chairman of the Board of Directors. In this capacity, Mr. Walton will be an executive officer of the Company responsible for the overall strategic direction of the Company.

The Board of Directors named John M. Scheurer as Chief Executive Officer and President of the Company. In this capacity, Mr. Scheurer will assume responsibility for the executive management of the Company. Mr. Scheurer, age 56, has been employed by Allied Capital since 1991 and has served as a Managing Director of the Company since 1997 and as the Company’s Head of Commercial Real Estate Finance since 2008. Mr. Scheurer also served as President of Allied Capital Commercial Corporation, a predecessor to the Company, from 1993 until 1997. In connection with his promotion to Chief Executive Officer and President, the Compensation Committee of the Board of Directors increased Mr. Scheurer’s base salary to $1.1 million.

In connection with the separation of the Chief Executive Officer and Chairman roles, Mr. Walton entered into an amendment to his employment agreement with the Company. Under that amendment Mr. Walton agreed to serve as a full time Chairman of the Board Directors with a base salary of $1.1 million. In addition, Mr. Walton waived any claims he may have had under his employment agreement to resign for “good reason” upon no longer serving as the Company’s Chief Executive Officer because the change to Mr. Walton’s position had been made at his request.

In addition, on February 26, 2009, the Company’s Board of Directors adopted certain amendments to the Company’s Amended and Restated Bylaws to reflect the separation of the Chairman and Chief Executive Officer roles.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the “Proposal 1. Election of Directors” section, and the subsections “Proposal 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Committees of the Board of Directors” and “Corporate Governance — Information about Executive Officers” of our definitive proxy statement in connection with its 2009 Annual Meeting of Stockholders, scheduled to be held on May 13, 2009, (the “2009 Proxy Statement”).

We have adopted a Code of Business Conduct for all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We have posted a copy of our Code of Business Conduct on our website at www.alliedcapital.com. We will provide you a copy of our Code of Business Conduct without charge upon request. To obtain a copy of our Code of Business Conduct, please send your written request to Allied Capital Corporation, 1919 Pennsylvania Avenue, N.W., Washington, D.C. 20006, Attn: Corporate Secretary.

Any waivers of the Code of Business Conduct must be approved, in advance, by our Board of Directors. Any amendments to, or waivers from, the Code of Business Conduct that apply to our executive officers and directors will be posted on our website located at www.alliedcapital.com.

Our common stock is listed on the New York Stock Exchange (NYSE) as its primary listing. The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that the company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after the 2008 annual meeting of stockholders, William L. Walton, our Chairman and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

Item 11.	Executive Compensation.

Information in response to this Item is incorporated by reference to subsections “Proposal 1. Election of Directors — Director Compensation,” “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated by reference to the subsections “Proxy Statement — Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation — Equity Compensation Plan Information” of the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated by reference to the section “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” of the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information in response to this Item is incorporated by reference to the subsections “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to KPMG LLP for 2008 and 2007” and “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm — Report of the Audit Committee” of the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. The following financial statements are filed herewith under Item 8:

Management’s Report on Internal Control Over Financial Reporting

Reports of the Independent Registered Public Accounting Firm

Consolidated Balance Sheet — December 31, 2008 and 2007

Consolidated Statement of Operations — For the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statement of Changes in Net Assets — For the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statement of Cash Flows — For the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statement of Investments — December 31, 2008

Consolidated Statement of Investments — December 31, 2007

Notes to Consolidated Financial Statements

2. The following financial statement schedules are filed herewith:

Schedule 12-14 of Investments in and Advances to Affiliates.

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2*	Amended and Restated Bylaws.
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007.(Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).

Exhibit
Number	Description

10.2(a)	First Amendment to Credit Agreement, dated December 30, 2008. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on December 31, 2008).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).

Exhibit
Number	Description

10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008.(Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.21(b)*	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton.
10.21(c)*	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton.
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22(b)*	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney.
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23(b)*	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll.
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).

Exhibit
Number	Description

10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2008).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008.)
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.43	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.43(a)	Second Omnibus Amendment to the Note Agreements, dated as of December 30, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K December 31, 2008).
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
23*	Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit
Number	Description

31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

/s/  William L. Walton
William L. Walton
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ William L. Walton William L. Walton	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ Ann Torre Bates Ann Torre Bates	Director	March 2, 2009

/s/ Brooks H. Browne Brooks H. Browne	Director	March 2, 2009

/s/ John D. Firestone John D. Firestone	Director	March 2, 2009

/s/ Anthony T. Garcia Anthony T. Garcia	Director	March 2, 2009

/s/ Edwin L. Harper Edwin L. Harper	Director	March 2, 2009

/s/ Lawrence I. Hebert Lawrence I. Hebert	Director	March 2, 2009

/s/ John I. Leahy John I. Leahy	Director	March 2, 2009

/s/ Robert E. Long Robert E. Long	Director	March 2, 2009

/s/ Edward J. Mathias Edward J. Mathias	Director	March 2, 2009

/s/ Alex J. Pollock Alex J. Pollock	Director	March 2, 2009

/s/ Marc F. Racicot Marc F. Racicot	Director	March 2, 2009

/s/ Guy T. Steuart II Guy T. Steuart II	Director	March 2, 2009

Title
Signature	(Capacity)	Date

/s/ Joan M. Sweeney Joan M. Sweeney	Director	March 2, 2009

/s/ Laura W. van Roijen Laura W. van Roijen	Director	March 2, 2009

/s/ Penni F. Roll Penni F. Roll	Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ John C. Wellons John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Bylaws.
10.21(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton.
10.21(c)	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton.
10.22(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney.
10.23(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll.
23	Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$—	$861	$(364)	$497
(Private Equity Fund)

Alaris Consulting, LLC	Senior Loan			—	26,987	(26,987)	—
(Business Services)	Equity Interests			—	6,738	(6,738)	—

AllBridge Financial, LLC	Equity Interests			7,800	25,495	(22,335)	10,960
(Asset Management)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			32,811	—	(1,011)	31,800
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			1,633	—	(691)	942
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Preferred Stock			2,557	—	(2,557)	—
(Business Services)	Common Stock			370	—	(370)	—

Aviation Properties Corporation	Common Stock			—	28	(28)	—
(Business Services)

Border Foods, Inc.	Senior Loan	$2,784		—	49,195	(16,168)	33,027
(Consumer Products)	Preferred Stock			4,648	7,203	—	11,851
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)		$323	3,035	2,349	(4,431)	953
(Asset Management)	Equity Interests			3,559	57	(3,616)	—

Callidus Capital Corporation	Senior Loan	115		—	1,750	(1,750)	—
(Asset Management)	Subordinated Debt	1,838		6,871	13,197	(4,000)	16,068
	Common Stock			44,587	115	(10,325)	34,377

Ciena Capital LLC	Senior Loan(5)			—	319,031	(214,148)	104,883
(Financial Services)	Class A Equity
	Interests			68,609	30,435	(99,044)	—
	Class B Equity Interests			—	—	—	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	47		679	2	—	681
(Business Services)	Unitranche Debt	6,326		50,597	951	—	51,548
	Subordinated Debt	1,398		8,049	1,065	—	9,114
	Common Stock	109		12,726	—	(4,110)	8,616

Coverall North America, Inc.	Unitranche Debt	3,974		34,923	44	(3,019)	31,948
(Business Services)	Subordinated Debt	858		5,979	7	(437)	5,549
	Common Stock			27,597	—	(9,629)	17,968

CR Holding, Inc.	Subordinated Debt(5)	4,936		40,812	1,388	(24,840)	17,360
(Consumer Products)	Common Stock			40,934	—	(40,934)	—

Crescent Equity Corp.	Senior Loan	44		433	11	(11)	433
(Business Services)	Subordinated Debt	3,183		33,215	783	(19,715)	14,283
	Subordinated Debt(5)			11,345	1,194	(8,208)	4,331
	Common Stock	36		83,453	4,559	(83,432)	4,580

Direct Capital Corporation	Subordinated Debt(5)	5,886		39,030	19,430	(44,930)	13,530
(Financial Services)	Common Stock			6,906	9,126	(16,032)	—

Financial Pacific Company	Subordinated Debt	11,686		72,850	1,304	(11,965)	62,189
(Financial Services)	Preferred Stock	1,281		19,330	—	(19,330)	—
	Common Stock			38,544	—	(38,544)	—

ForeSite Towers, LLC	Equity Interest			878	11	—	889
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,822	—	(487)	1,335
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			—	30,567	(16,889)	13,678
(Retail)	Common Stock			—	5,151	(5,151)	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Hot Stuff Foods, LLC	Senior Loan	$3,484		$50,752	$3,143	$(11,517)	$42,378
(Consumer Products)	Subordinated Debt(5)	1,584		31,244	1,335	(32,579)	—
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	8,689		59,618	1,804	(4,355)	57,067
(Retail)	Common Stock			44,154	—	(23,232)	20,922

IAT Equity, LLC and Affiliates	Subordinated Debt	285		—	6,000	—	6,000
d/b/a Industrial Air Tool	Common Stock			—	8,860	—	8,860
(Industrial Products)

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			320	1	—	321

Insight Pharmaceuticals	Subordinated Debt	7,808		45,041	1,994	(1,208)	45,827
Corporation	Subordinated Debt(5)			16,796	741	(5)	17,532
(Consumer Products)	Preferred Stock			1,462	2,606	—	4,068
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt(5)			1,563	—	(1,189)	374
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.(8)	Class E Notes	1,993		—	21,985	(7,119)	14,866
(CLO)	Income Notes	4,801		—	40,735	(5,521)	35,214

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	782		—	16,000	(3,200)	12,800
(CLO)	Class D Notes	535		—	10,000	(2,000)	8,000
	Class E Notes	700		—	13,873	(3,300)	10,573
	Income Notes	1,943		—	33,467	(12,152)	21,315

Legacy Partners Group, Inc.	Senior Loan			3,843	—	(3,843)	—
(Business Services)	Equity Interests			1,332	168	(1,500)	—
	Common Stock			—	2,773	(2,773)	—

Litterer Beteiligungs-GmbH	Subordinated Debt	30		772	56	(828)	—
(Business Services)	Equity Interest			700	1,110	(1,810)	—

MHF Logistical Solutions, Inc.(7)	Subordinated Debt(5)			—	14,329	(14,329)	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

MVL Group, Inc.	Senior Loan	3,704		30,639	24	—	30,663
(Business Services)	Subordinated Debt	6,164		39,802	1,192	—	40,994
	Subordinated Debt(5)			141	—	(55)	86
	Common Stock			4,949	—	(4,949)	—

Old Orchard Brands, LLC	Subordinated Debt	3,422		19,544	766	(1,428)	18,882
(Consumer Products)	Equity Interests	1,000		25,419	4,254	(1,910)	27,763

Penn Detroit Diesel Allison, LLC	Subordinated Debt	5,858		39,180	1,572	(2,883)	37,869
(Business Services)	Equity Interests			37,965	25	(16,890)	21,100

Powell Plant Farms, Inc.	Senior Loan			1,534	—	(1,534)	—
(Consumer Products)

Service Champ, Inc.	Subordinated Debt	4,283		28,351	716	(2,083)	26,984
(Business Services)	Common Stock			26,292	—	(5,136)	21,156

Staffing Partners Holding	Subordinated Debt			223	286	(509)	—
Company, Inc.
(Business Services)

Stag-Parkway, Inc.(10)	Unitranche Debt	195		—	17,962	—	17,962
(Business Services)	Common Stock			—	21,010	(14,042)	6,968

Startec Equity, LLC	Equity Interests			430	20	(118)	332
(Telecommunications)

Sweet Traditions, Inc.	Senior Loan			35,229	4,865	(40,094)	—
(Retail)	Preferred Stock			—	950	(950)	—
	Common Stock			—	50	(50)	—

Unitranche Fund LLC	Subordinated Certificates	8,321		744	124,679	—	125,423
(Private Debt Fund)	Equity Interests			1	—	—	1

Worldwide Express Operations, LLC	Subordinated Debt(5)	310		2,670	265	(903)	2,032
(Business Services)	Equity Interests	796		21,516	—	(21,516)	—
	Warrants			272	—	(272)	—

Total companies more than 25% owned		$111,188		$1,279,080			$1,187,722

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2007	Gross	Gross	2008
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$2,764		$20,645	$794	$—	$21,439
(Business Services)	Equity Interests			1,100	1	(126)	975
	Option			—	25	—	25

Advantage Sales &	Subordinated Debt	19,202		154,854	3,278	(23,132)	135,000
Marketing, Inc.	Equity Interests			10,973	—	(5,973)	5,000
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	230		2,980	13,025	(12,866)	3,139
(Healthcare Services)	Equity Interests	1,010		10,800	476	(476)	10,800

Alpine ESP Holdings, Inc.	Preferred Stock	169		749	170	(919)	—
(Business Services)	Common Stock			262	1	(263)	—

Amerex Group, LLC	Subordinated Debt	2,443		8,400	995	(611)	8,784
(Consumer Products)	Equity Interests	2,349		13,713	—	(3,781)	9,932

BB&T Capital	Equity Interests			11,467	51	(455)	11,063
Partners/Windsor
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	3,739		24,798	704	—	25,502
(Industrial Products)	Common Stock			4,190	—	(1,923)	2,267

BI Incorporated	Subordinated Debt	2,722		30,499	116	(30,615)	—
(Business Services)	Common Stock			7,382	—	(7,382)	—

Creative Group, Inc.	Subordinated Debt			6,197	8,877	(15,074)	—
(Business Services)	Common Stock			—	—	—	—
	Warrant			—	—	—	—

Drew Foam Companies, Inc.	Preferred Stock			396	215	(99)	512
(Business Services)	Common Stock			—	1	(1)	—

Driven Brands, Inc.(11)	Subordinated Debt	2,669		—	83,698	—	83,698
(Consumer Services)	Common Stock			—	9,516	(4,661)	4,855

Hilden America, Inc.	Common Stock			—	454	(378)	76
(Consumer Products)

Lydall Transport, Ltd.	Equity Interests			—	432	(87)	345
(Business Services)

MedBridge Healthcare, LLC	Senior Loan	749	$372	7,164	—	(7,164)	—
(Healthcare Services)	Subordinated Debt		31	2,406	3,762	(6,168)	—
	Convertible
	Subordinated Debt			—	—	—	—
	Equity Interests			—	1,425	(1,425)	—

MHF Logistical Solutions, Inc.(7)	Subordinated Debt(5)			9,280	—	(9,280)	—
(Business Services)	Common Stock			—	—	—	—
	Warrants			—	—	—	—

Multi-Ad Services, Inc.	Unitranche Debt	1,076		19,704	73	(16,836)	2,941
(Business Services)	Equity Interests			940	1,116	(274)	1,782

Progressive International Corporation	Subordinated Debt	131		1,545	40	(1,585)	—
(Consumer Products)	Preferred Stock			1,038	87	—	1,125
	Common Stock			4,900	—	(300)	4,600
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	3		—	—	—	—
(Healthcare Services)	Unitranche Debt	1,291		11,941	10	(1,126)	10,825
	Equity Interests	25		1,681	575	(206)	2,050

SGT India Private Limited	Common Stock			3,075	38	(3,113)	—
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	1,730		13,744	1,923	(11,613)	4,054
(Healthcare Services)	Equity Interests	74		2,686	10	(725)	1,971

Triax Holdings, LLC(9)	Subordinated Debt(5)			—	10,389	(10,389)	—
(Consumer Products)	Equity Interests			—	42,114	(42,114)	—

Universal Environmental	Equity Interests			—	249	(249)	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned		$42,376		$389,509			$352,760

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of December 31, 2008.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at December 31, 2008, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.
(7)	In the first quarter of 2008, the Company exercised its option to acquire a majority of the voting securities of MHF Logistical Solutions, Inc. (MHF). Therefore, MHF was reclassified to companies more than 25% owned in the first quarter of 2008. At December 31, 2007, the Company’s investment in MHF was included in the companies 5% to 25% owned category.
(8)	On March 31, 2008, the Company assumed the management of Knightsbridge CLO 2007-1. Therefore, this investment was reclassified to companies more than 25% owned. At December 31, 2007, this investment was included in the companies 5% to 25% owned category.
(9)	During the year ended December 31, 2008, the Company’s equity interests in Triax Holding, LLC received voting rights. Therefore this investment was reclassified to companies 5% to 25% owned.

(10)	In November 2008, the Company foreclosed on the common stock of Stag-Parkway, Inc. (“Stag-Parkway”). Therefore, Stag-Parkway was reclassified to companies more than 25% owned in the fourth quarter. At December 31, 2007 Stag-Parkway was included in the companies less than 5% owned category.
(11)	In October 2008, the Company sold its investment in Driven Brands, Inc. (“Driven Brands”) and re-invested in the voting common stock of Driven Brands. Therefore, this investment was reclassified to companies 5% to 25% owned. At December 31, 2007 Driven Brands was included in the companies less than 5% owned category.