Form 10-Q
period 2009-03-31
ALLIED CAPITAL CORP
filed 2009-05-11
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On May 8, 2009, there were 178,691,875 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2009-$2,147,724; 2008-$2,167,020)	$1,039,191	$1,187,722
Companies 5% to 25% owned (cost: 2009-$267,235; 2008-$392,516)	196,460	352,760
Companies less than 5% owned (cost: 2009-$2,234,718; 2008-$2,317,856)	1,594,387	1,858,581

Total private finance (cost: 2009-$4,649,677; 2008-$4,877,392)	2,830,038	3,399,063
Commercial real estate finance (cost: 2009-$82,341; 2008-$85,503)	79,030	93,887

Total portfolio at value (cost: 2009-$4,732,018; 2008-$4,962,895)	2,909,068	3,492,950
Accrued interest and dividends receivable	52,347	55,638
Other assets	135,939	122,909
Investments in money market and other securities	5	287
Cash	290,227	50,402

Total assets	$3,387,586	$3,722,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (maturing within one year: 2009-$1,015,000; 2008-$1,015,000)	$1,892,500	$1,895,000
Revolving line of credit	50,000	50,000
Accounts payable and other liabilities	75,333	58,786

Total liabilities	2,017,833	2,003,786

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 178,692 shares issued and outstanding at March 31, 2009, and December 31, 2008	18	18
Additional paid-in capital	3,036,236	3,037,845
Notes receivable from sale of common stock	(457)	(1,089)
Net unrealized appreciation (depreciation)	(1,853,159)	(1,503,089)
Undistributed earnings	187,115	184,715

Total shareholders’ equity	1,369,753	1,718,400

Total liabilities and shareholders’ equity	$3,387,586	$3,722,186

Net asset value per common share	$7.67	$9.62

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three
	Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$25,353	$28,624
Companies 5% to 25% owned	11,136	12,674
Companies less than 5% owned	52,241	93,362

Total interest and dividends	88,730	134,660

Fees and other income
Companies more than 25% owned	5,276	5,465
Companies 5% to 25% owned	17	53
Companies less than 5% owned	1,159	4,766

Total fees and other income	6,452	10,284

Total interest and related portfolio income	95,182	144,944

Expenses:
Interest	43,485	37,560
Employee	11,070	22,652
Employee stock options	773	4,195
Administrative	9,845	9,019
Impairment of long-lived asset	2,873	—

Total operating expenses	68,046	73,426

Gain on repurchase of debt	1,995	—

Net investment income before income taxes	29,131	71,518
Income tax expense (benefit), including excise tax	(378)	1,969

Net investment income	29,509	69,549

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(4,050)	(303)
Companies 5% to 25% owned	(30,095)	1,243
Companies less than 5% owned	7,036	2,203

Total net realized gains (losses)	(27,109)	3,143
Net change in unrealized appreciation or depreciation	(350,070)	(113,404)

Total net gains (losses)	(377,179)	(110,261)

Net increase (decrease) in net assets resulting from operations	$(347,670)	$(40,712)

Basic earnings (loss) per common share	$(1.95)	$(0.25)

Diluted earnings (loss) per common share	$(1.95)	$(0.25)

Weighted average common shares outstanding — basic	178,692	161,507

Weighted average common shares outstanding — diluted	178,692	161,507

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

Operations:
Net investment income	$29,509	$69,549
Net realized gains (losses)	(27,109)	3,143
Net change in unrealized appreciation or depreciation	(350,070)	(113,404)

Net increase (decrease) in net assets resulting from operations	(347,670)	(40,712)

Shareholder distributions:
Common stock dividends	—	(108,081)

Net decrease in net assets resulting from shareholder distributions	—	(108,081)

Capital share transactions:
Sale of common stock	—	170,883
Issuance of common stock in lieu of cash distributions	—	3,751
Stock option expense	773	4,195
Net decrease in notes receivable from sale of common stock	632	143
Purchase of common stock held in deferred compensation trusts	—	(943)
Distribution of common stock held in deferred compensation trusts	—	27,335
Other	(2,382)	—

Net increase (decrease) in net assets resulting from capital share transactions	(977)	205,364

Total increase (decrease) in net assets	(348,647)	56,571
Net assets at beginning of period	1,718,400	2,771,847

Net assets at end of period	$1,369,753	$2,828,418

Net asset value per common share	$7.67	$16.99

Common shares outstanding at end of period	178,692	166,472

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(347,670)	$(40,712)
Adjustments:
Portfolio investments	(39,917)	(275,130)
Principal collections related to investment repayments or sales	109,524	264,777
Collections of notes and other consideration received from sale of investments	132,246	4,901
Realized gains from the receipt of notes and other consideration from sale of investments	(4,058)	(5,466)
Realized losses	39,874	29,597
Payment-in-kind interest and dividends, net of cash collections	(7,659)	(13,392)
Change in accrued interest and dividends	1,554	(2,280)
Net collection (amortization) of discounts and fees	(4,697)	(3,748)
Redemption of (investments in) U.S. Treasury bills, money market and other securities	282	80,834
Stock option expense	773	4,195
Impairment of long-lived asset	2,873	—
Changes in other assets and liabilities	8,498	(46,218)
Depreciation and amortization	398	528
Gain on repurchase of debt	(1,995)	—
Net change in unrealized (appreciation) or depreciation	350,070	113,404

Net cash provided by operating activities	240,096	111,290

Cash flows from financing activities:
Sale of common stock	—	170,883
Collections of notes receivable from sale of common stock	258	143
Repurchase of notes payable	(529)	—
Net borrowings under (repayments on) revolving line of credit	—	(98,500)
Purchase of common stock held in deferred compensation trusts	—	(943)
Other financing activities	—	(916)
Common stock dividends and distributions paid	—	(104,330)

Net cash provided by (used in) financing activities	(271)	(33,663)

Net increase (decrease) in cash	239,825	77,627
Cash at beginning of period	50,402	3,540

Cash at end of period	$290,227	$81,167

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$679	$416

(Private Equity Fund)	Total Investment		679	416

AllBridge Financial, LLC	Equity Interests		34,967	11,071

(Asset Management)	Total Investment		34,967	11,071

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Equity Interests (See Note 3)		31,800	32,877

(Private Debt Fund)	Total Investment		31,800	32,877

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	938
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	938

Avborne Heavy Maintenance, Inc.(7)	Common Stock (2,750 shares)		—	660
(Business Services)	Total Investment

			—	660

Aviation Properties Corporation	Common Stock (100 shares)		93	—

(Business Services)	Total Investment		93	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (12.8%, Due 3/12)	$33,900	27,962	33,900
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	9,215
	Common Stock (260,467 shares)		3,847	—

	Total Investment		44,530	43,115

Calder Capital Partners, LLC(5)	Senior Loan (10.5%, Due 5/09)(6)	4,496	4,496	881
(Asset Management)	Equity Interests		2,453	—

	Total Investment		6,949	881

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13)	16,203	16,203	16,203
(Asset Management)	Common Stock (100 shares)		—	27,705

	Total Investment		16,203	43,908

	Guaranty ($6,447)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	$319,031	$319,031	$64,088
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		112,601	—

	Total Investment		551,068	64,088

	Guaranty ($5,000 — See Note 3)
	Standby Letters of Credit ($94,100 — See Note 3)

CitiPostal Inc.	Senior Loan (4.0%, Due 12/13)	692	682	682
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,892	51,692	51,692
	Subordinated Debt (16.0%, Due 12/15)	9,491	9,491	9,491
	Common Stock (37,024 shares)		12,726	—

	Total Investment		74,591	61,865

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,956	31,956
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,550	5,550
	Common Stock (763,333 shares)		14,362	19,011

	Total Investment		51,868	56,517

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)(6)	39,307	39,193	9,992
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	—

	Total Investment		67,937	9,992

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 1/09)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 6/17)	2,092	2,084	—
	Subordinated Debt (12.0%, Due 12/10 – 6/17)(6)	30,276	30,194	6,213
	Common Stock (174 shares)		82,596	39

	Total Investment		115,307	6,685

	Guaranty ($900)

Direct Capital Corporation	Senior Loan (8.0%, Due 1/14)(6)	8,175	8,175	8,240
(Financial Services)	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	12,390
	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		89,403	20,630

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,850	57,562
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,498	57,562

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
ForeSite Towers, LLC	Equity Interest		$—	$895

(Tower Leasing)	Total Investment		—	895

Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,335	1,335	1,335

(Business Services)	Total Investment		1,335	1,335

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	30,572	30,572	13,443
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		35,723	13,443

	Standby Letter of Credit ($70)

Hot Stuff Foods, LLC	Senior Loan (4.0%, Due 2/11-2/12)	52,387	52,257	50,112
(Consumer Products)	Subordinated Debt (12.5%, Due 8/12-2/13)(6)	83,692	83,387	—
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		191,831	50,112

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/12)	57,683	57,517	57,517
(Retail)	Common Stock (358,428 shares)		35,828	17,455

	Total Investment		93,345	74,972

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	9,078

(Industrial Products)	Total Investment		13,500	15,078

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	322

(Business Services)	Total Investment		—	322

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	46,064	45,982	46,064
(Consumer Products)	Subordinated Debt (19.0%, Due 9/12)(6)	16,775	16,724	17,532
	Preferred Stock (25,000 shares)		25,000	5,458
	Common Stock (620,000 shares)		6,325	—

	Total Investment		94,031	69,054

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	374

(Industrial Products)	Total Investment		748	374

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (10.4%, Due 1/22)	18,700	18,700	14,984
(CLO)	Income Notes (0.0%)(11)		41,747	20,431

	Total Investment		60,447	35,415

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (8.8%, Due 6/18)	$12,800	$12,800	$12,181
(CLO)	Class D Notes (9.8%, Due 6/18)	8,000	8,000	7,046
	Class E Notes (6.3%, Due 6/18)	13,200	10,635	9,195
	Income Notes (20.6%)(11)		20,876	19,468

	Total Investment		52,311	47,890

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	—
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	—

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,170	30,164	30,164
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	41,337	41,296	31,956
	Subordinated Debt (3.0%, Due 6/09)(6)	144	139	—
	Common Stock (560,716 shares)		555	—

	Total Investment		72,154	62,120

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	38,269	38,160	38,160
(Business Services)	Equity Interests		18,873	20,191

	Total Investment		57,033	58,351

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,223	27,162	27,162
(Business Services)	Common Stock (55,112 shares)		11,785	22,829

	Total Investment		38,947	49,991

Stag-Parkway, Inc.	Subordinated Debt (10.0%, Due 7/12)	18,574	18,524	18,524
(Business Services)	Common Stock (25,000 shares)		32,686	5,581

	Total Investment		51,210	24,105

Startec Equity, LLC	Equity Interests		211	7

(Telecommunications)	Total Investment		211	7

Unitranche Fund LLC	Subordinated Certificates (9.1%)		124,521	124,521
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		124,522	124,522

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)(6)	2,823	2,680	—
(Business Services)	Equity Interests		11,084	—
	Warrants		144	—

	Total Investment		13,908	—

Total companies more than 25% owned			$2,147,724	$1,039,191

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$21,657	$21,552	$21,657
(Business Services)	Equity Interests		422	511
	Option		25	25

	Total Investment		21,999	22,193

Air Medical Group Holdings LLC	Senior Loan (4.5%, Due 3/11)	2,220	2,190	2,078
(Healthcare Services)	Equity Interests		2,993	12,100

	Total Investment		5,183	14,178

Alpine ESP Holdings, Inc.	Preferred Stock (701 shares)		701	—
(Business Services)	Common Stock (11,657 shares)		13	—

	Total Investment		714	—

Amerex Group, LLC	Subordinated Debt (12.3%, Due 1/13)	8,789	8,785	8,785
(Consumer Products)	Equity Interests		3,508	10,505

	Total Investment		12,293	19,290

BB&T Capital Partners/Windsor	Equity Interests		11,789	10,832
Mezzanine Fund, LLC(5)
(Private Equity Fund)	Total Investment		11,789	10,832

Drew Foam Companies, Inc.	Preferred Stock (622,555 shares)		623	434
(Business Services)	Common Stock (6,286 shares)		6	—

	Total Investment		629	434

Driven Brands, Inc.	Subordinated Debt (16.5%, Due 7/15)	85,872	85,480	83,568
(Consumer Services)	Common Stock (3,772,098 shares)		9,516	2,500

	Total Investment		94,996	86,068

Hilden America, Inc.	Common Stock (19 shares)		454	—

(Consumer Products)	Total Investment		454	—

Lydall Transport, Ltd.	Equity Interests		432	364

(Business Services)	Total Investment		432	364

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	2,524	2,503	2,471
(Business Services)	Equity Interests		1,737	2,185

	Total Investment		4,240	4,656

Pendum Acquisition, Inc.	Common Stock (8,872 shares)		—	—

(Business Services)	Total Investment		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Postle Aluminum Company, LLC	Senior Loan (6.0%, Due 10/12)(6)	$35,000	$34,876	$13,634
(Industrial Products)	Subordinated Debt (3.0%, Due 10/12)(6)	23,953	23,868	—
	Equity Interests		2,174	—

	Total Investment		60,918	13,634

Progressive International	Preferred Stock (500 shares)		500	1,147
Corporation	Common Stock (197 shares)		13	3,700
(Consumer Products)	Warrants		—	—

	Total Investment		513	4,847

Regency Healthcare Group, LLC	Senior Loan (11.1%, Due 6/12)	2,000	1,989	1,906
(Healthcare Services)	Unitranche Debt (11.1%, Due 6/12)	10,901	10,869	10,522
	Equity Interests		1,302	1,955

	Total Investment		14,160	14,383

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,140	—

(Business Services)	Total Investment		4,140	—

Soteria Imaging Services, LLC	Subordinated Debt (11.3%, Due 11/10)	4,250	4,180	4,071
(Healthcare Services)	Equity Interests		1,881	1,510

	Total Investment		6,061	5,581

Triax Holdings, LLC	Subordinated Debt (21.0%, Due 2/12)(6)	10,625	10,587	—
(Consumer Products)	Equity Interests		16,528	—

	Total Investment		27,115	—

Universal Environmental Services, LLC	Equity Interests		1,599	—

(Business Services)	Total Investment		1,599	—

Total companies 5% to 25% owned			$267,235	$196,460

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (14.0%, Due 8/13)	$20,500	$20,440	$18,442
	Subordinated Debt (16.0%, Due 8/13)(6)	9,048	9,030	3,189

(Consumer Products)	Total Investment		29,470	21,631

Abraxas Corporation	Subordinated Debt (14.6%, Due 4/13)	36,644	36,493	35,323

(Business Services)	Total Investment		36,493	35,323

Advantage Sales & Marketing, Inc.	Equity Interests		—	9,300

(Business Services)	Total Investment		—	9,300

Augusta Sportswear Group, Inc.	Subordinated Debt (13.0%, Due 1/15)	53,000	52,833	51,638
(Consumer Products)	Common Stock (2,500 shares)		2,500	1,500

	Total Investment		55,333	53,138

Axium Healthcare Pharmacy, Inc.	Senior Loan (14.0%, Due 12/12)	3,750	3,726	3,749
(Healthcare Services)	Unitranche Debt (14.0%, Due 12/12)	8,500	8,472	8,477
	Common Stock (22,860 shares)		2,286	155

	Total Investment		14,484	12,381

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Baird Capital Partners IV Limited(5)	Limited Partnership Interest		$3,636	$2,828

(Private Equity Fund)	Total Investment		3,636	2,828

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	$40,326	40,242	40,242
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	79,523
	Warrants(12)		—	—

	Total Investment		79,516	119,765

Broadcast Electronics, Inc.	Senior Loan (8.8%, Due 11/11)(6)	4,890	4,862	625
(Business Services)	Preferred Stock (2,044 shares)		—	—

	Total Investment		4,862	625

Bushnell, Inc.	Subordinated Debt (7.7%, Due 2/14)	41,325	40,053	33,836

(Consumer Products)	Total Investment		40,053	33,836

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)(6)	18,800	18,907	11,108
CDO Fund I, Ltd.(4)(10)	Class D Notes (17.0%, Due 12/13)(6)	9,400	9,454	—
(CDO)

	Total Investment		28,361	11,108

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		20,138	6,360
CLO Fund III, Ltd.(4)(10)

(CLO)	Total Investment		20,138	6,360

Callidus Debt Partners	Class D Notes (5.7%, Due 4/20)	3,000	2,074	1,607
CLO Fund IV, Ltd.(4)(10)	Income Notes (0.0%)(11)		15,040	5,487
(CLO)

	Total Investment		17,114	7,094

Callidus Debt Partners	Income Notes (6.2%)(11)		13,631	6,924
CLO Fund V, Ltd.(4)(10)

(CLO)	Total Investment		13,631	6,924

Callidus Debt Partners	Class D Notes (7.1%, Due 10/21)	9,000	7,180	4,004
CLO Fund VI, Ltd.(4)(10)	Income Notes (2.6%)(11)		28,954	8,708
(CLO)

	Total Investment		36,134	12,712

Callidus Debt Partners	Income Notes (2.2%)(11)		24,688	10,520
CLO Fund VII, Ltd.(4)(10)

(CLO)	Total Investment		24,688	10,520

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (6.7%, Due 12/17)	$17,000	$17,000	$11,120
(CLO)	Income Notes (0.0%)(11)		43,814	13,428

	Total Investment		60,814	24,548

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (5.4%, Due 7/22)	7,700	3,615	3,005
	Income Notes (0.0%)(11)		18,804	4,401

(CLO)	Total Investment		22,419	7,406

Carlisle Wide Plank Floors, Inc.	Senior Loan (6.1%, Due 6/11)	500	498	454
(Consumer Products)	Unitranche Debt (12.8%, Due 6/11)	3,161	3,141	2,894
	Preferred Stock (345,056 Shares)		345	93

	Total Investment		3,984	3,441

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,951	1,773

(Private Equity Fund)	Total Investment		2,951	1,773

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		2,767	1,934

(Private Equity Fund)	Total Investment		2,767	1,934

CK Franchising, Inc. (Consumer Services)	Senior Loan (5.5%, Due 7/12)	1,600	1,585	1,585
	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,115	21,048	21,048
	Preferred Stock (1,281,887 shares)		1,282	1,651
	Common Stock (7,585,549 shares)		7,586	11,100

	Total Investment		31,501	35,384

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	19,000	18,970	18,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,074
	Warrants		—	—

	Total Investment		34,513	28,044

Community Education Centers, Inc.	Subordinated Debt (14.5%, Due 11/13)	35,749	35,690	33,260

(Education Services)	Total Investment		35,690	33,260

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,780	18,728	17,919

(Industrial Products)	Total Investment		18,728	17,919

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	87,800	87,442	69,000
(Business Services)	Equity Interests		552	—

	Total Investment		87,994	69,000

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,727	2,941

(Private Equity)	Total Investment		4,727	2,941

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Diversified Mercury	Senior Loan (4.5%, Due 3/13)	$2,966	$2,953	$2,688

Communications, LLC	Total Investment		2,953	2,688

(Business Services)

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,133	14,073	13,934
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,659	4,647	4,647

	Total Investment		18,720	18,581

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	76,384	76,100	65,015
(Consumer Products)	Equity Interests		8,000	560

	Total Investment		84,100	65,575

Distant Lands Trading Co.	Senior Loan (7.5%, Due 11/11)	10,000	9,977	9,437
(Consumer Products)	Unitranche Debt (12.3%, Due 11/11)	43,337	43,236	42,361
	Common Stock (3,451 shares)		3,451	623

	Total Investment		56,664	52,421

Dryden XVIII Leveraged Loan 2007 Limited(4)	Class B Notes (5.7%, Due 10/19) Income Notes (8.2%)(11)	9,000	7,780 22,694	3,093 8,671

(CLO)	Total Investment		30,474	11,764

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	8,842

(Private Equity Fund)	Total Investment		9,350	8,842

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	—
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	308

(Private Equity Fund)	Total Investment		7,274	308

eInstruction Corporation	Subordinated Debt (12.7%, Due 7/14-1/15)	34,631	34,500	31,799
(Education Services)	Common Stock (2,406 shares)		2,500	1,100

	Total Investment		37,000	32,899

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (8.5%, Due 3/11)	2,500	2,494	2,374

(Consumer Products)	Total Investment		2,494	2,374

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
FCP-BHI Holdings, LLC	Subordinated Debt (12.0%, Due 9/13)	$28,116	$28,028	$26,081
d/b/a Bojangles’	Equity Interests		1,029	1,800

(Retail)	Total Investment		29,057	27,881

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		12,828	7,653

(Private Equity Fund)	Total Investment		12,828	7,653

Freedom Financial Network, LLC	Subordinated Debt (13.5%, Due 2/14)	13,000	12,947	13,168

(Financial Services)	Total Investment		12,947	13,168

Geotrace Technologies, Inc.	Warrants		2,027	3,000

(Energy Services)	Total Investment		2,027	3,000

Gilchrist & Soames, Inc. (Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	25,800	25,667	23,807

	Total Investment		25,667	23,807

Havco Wood Products LLC	Equity Interests		910	—

(Industrial Products)	Total Investment		910	—

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	53,305	53,098	53,098
(Business Services)	Common Stock (23,695 shares)(12)		23,695	15,881
	Warrant(12)		—	—

	Total Investment		76,793	68,979

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,499	43,867

(Consumer Products)	Total Investment		44,499	43,867

The Homax Group, Inc.	Senior Loan (6.7%, Due 10/12)	11,203	11,159	10,013
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,158	13,558	9,282
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		25,752	19,295

Ideal Snacks Corporation	Senior Loan (7.3%, Due 6/10)	1,333	1,333	1,286

(Consumer Products)	Total Investment		1,333	1,286

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Kodiak Fund LP(5)	Equity Interests		$9,368	$900

(Private Equity Fund)	Total Investment		9,368	900

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	$2,500	2,450	2,352
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,493	23,287

	Total Investment		26,943	25,639

NetShape Technologies, Inc.	Senior Loan (5.3%, Due 2/13)	441	441	375

(Industrial Products)	Total Investment		441	375

Network Hardware Resale, Inc.	Unitranche Debt (12.0%, Due 12/11)	16,618	16,682	16,632
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	15,953	16,004	16,004

	Total Investment		32,686	32,636

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,227

(Private Equity Fund)	Total Investment		2,018	1,227

Oahu Waste Services, Inc.	Stock Appreciation Rights		206	375

(Business Services)	Total Investment		206	375

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (5.9%, Due 4/09)	15,000	11,864	4,554

(CLO)	Total Investment		11,864	4,554

PC Helps Support, LLC	Senior Loan (4.3%, Due 12/13)	8,610	8,520	8,573
(Business Services)	Subordinated Debt (12.8%, Due 12/13)	28,136	28,016	28,934

	Total Investment		36,536	37,507

Performant Financial Corporation	Common Stock (478,816 shares)		734	400

(Business Services)	Total Investment		734	400

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
PharMEDium Healthcare Corporation	Senior Loan (3.8%, Due 10/13)	$1,910	$1,910	$1,747

(Healthcare Services)	Total Investment		1,910	1,747

Promo Works, LLC	Unitranche Debt (12.3%, Due 12/11)	23,111	22,967	21,030

(Business Services)	Total Investment		22,967	21,030

Reed Group, Ltd.	Senior Loan (7.2%, Due 12/13)	12,865	12,732	11,429
(Healthcare Services)	Subordinated Debt (15.8%, Due 12/13)	18,723	18,652	16,408
	Equity Interests		1,800	226

	Total Investment		33,184	28,063

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	37,327	37,142	35,682
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	—

	Total Investment		37,793	35,799

	Standby Letters of Credit ($2,465)

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		4,962	4,256

(Private Equity Fund)	Total Investment		4,962	4,256

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,118	9,018

(Private Equity Fund)	Total Investment		9,118	9,018

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,301	28,829

(Industrial Products)	Total Investment		30,301	28,829

Summit Energy Services, Inc. (Business Services)	Subordinated Debt (11.6%, Due 8/13)	35,130	34,954	34,115
	Common Stock (415,982 shares)		1,861	2,000

	Total Investment		36,815	36,115

Tank Intermediate Holding Corp. (Industrial Products)	Senior Loan (6.8%, Due 9/14)	16,552	16,000	13,946

	Total Investment		16,000	13,946

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		March 31, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)(6)	$22,346	$22,247	$7,464
(Business Services)	Common Stock (12,940 shares)(12)		2,043	—
	Warrant(12)		—	—

	Total Investment		24,290	7,464

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	95,083	94,836	89,671
(Consumer Products)	Equity Interests		2,156	1,065

	Total Investment		96,992	90,736

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	40,000	39,654	35,479

(Business Services)	Total Investment		39,654	35,479

TransAmerican Auto Parts, LLC	Subordinated Debt (16.3%, Due 11/12)(6)	24,561	24,409	—
(Consumer Products)	Equity Interests		1,034	—

	Total Investment		25,443	—

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	60,286	60,093	56,474

(Business Services)	Total Investment		60,093	56,474

United Road Towing, Inc.	Subordinated Debt (11.8%, Due 1/14)	20,000	19,920	19,772

(Consumer Services)	Total Investment		19,920	19,772

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

WMA Equity Corporation and Affiliates	Subordinated Debt (16.8%, Due 4/13-4/14)(6)	139,455	138,559	46,932
d/b/a Wear Me Apparel	Common Stock (86 shares)		39,635	—

(Consumer Products)	Total Investment		178,194	46,932

Webster Capital II, L.P.(5)	Limited Partnership Interest		1,899	1,466

(Private Equity Fund)	Total Investment		1,899	1,466

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	90,000	89,648	78,683
(Consumer Products)	Common Stock (6,960 shares)		6,961	1,300

	Total Investment		96,609	79,983

Other companies	Other debt investments	155	81	74
	Other equity investments		31	8

	Total Investment		112	82

	Standby Letters of Credit ($200)

Total companies less than 5% owned			$2,234,718	$1,594,387

Total private finance (132 portfolio investments)			$4,649,677	$2,830,038

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			March 31, 2009
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	4	$30,680	$29,538
	7.00%–8.99%	2	2,003	1,940
	9.00%–10.99%	1	6,469	6,469
	11.00%–12.99%	1	10,472	9,316
	15.00% and above	2	3,970	6,670

Total commercial mortgage loans(13)			$53,594	$53,933

Real Estate Owned			$15,042	$7,801

Equity Interests(2) — Companies more than 25% owned			$13,705	$17,296
Guarantees ($6,871)
Standby Letter of Credit ($650)

Total commercial real estate finance			$82,341	$79,030

Total portfolio			$4,732,018	$2,909,068

	Yield	Cost	Value
Investments in Money Market and Other Securities
SEI Daily Income Tr Prime Obligation Money Market Fund	0.2%	$5	$5

Total		$5	$5

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $11.0 million at value were on non-accrual status and therefore were considered non-income producing.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Diversified Mercury Communications, LLC	Senior Loan (4.5%, Due 3/13)	$2,972	$2,958	$2,692

(Business Services)	Total Investment		2,958	2,692

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,097	14,032	14,003
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,545	4,533	4,700

	Total Investment		18,565	18,703

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,909	75,609	71,703
(Consumer Products)	Equity Interests		8,000	3,200

	Total Investment		83,609	74,903

Distant Lands Trading Co.	Senior Loan (7.5%, Due 11/11)	4,825	4,800	4,501
(Consumer Products)	Unitranche Debt (12.3%, Due 11/11)	43,133	43,022	42,340
	Common Stock (3,451 shares)		3,451	984

	Total Investment		51,273	47,825

Dryden XVIII Leveraged Loan 2007 Limited(4)	Class B Notes (8.0%, Due 10/19) Income Notes (16.0%)(11)	9,000	7,728 22,080	4,535 17,477

(CLO)	Total Investment		29,808	22,012

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	8,966

(Private Equity Fund)	Total Investment		9,350	8,966

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	77,243
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	77,243

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	1,431

(Private Equity Fund)	Total Investment		7,274	1,431

eInstruction Corporation	Subordinated Debt (12.6%, Due 7/14-1/15)	33,931	33,795	31,670
(Education Services)	Common Stock (2,406 shares)		2,500	1,700

	Total Investment		36,295	33,370

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (10.1%, Due 3/11)	2,500	2,493	2,365

(Consumer Products)	Total Investment		2,493	2,365

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

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
(Information at and for the three months ended March 31, 2009 and 2008 is unaudited)

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

Events of Default, Liquidity and Operations

The Company experienced a significant reduction in its net worth during the second half of 2008, primarily resulting from net unrealized depreciation on its portfolio, which reflected market conditions. As a result, on December 30, 2008, the Company entered into amendments relating to its private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4 to the consolidated financial statements.

In January 2009 the Company re-opened discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the revolving credit facility and the private notes due to a then-expected covenant default. As of December 31, 2008, the Company’s asset coverage was less than the 200% required by the revolving credit facility and the private notes. The Company continued to experience additional net unrealized depreciation on its portfolio in the first quarter of 2009 and as a result, as of March 31, 2009, the Company’s asset coverage remained less than 200%. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. In addition, the Company has not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of the Company’s assets. Under these debt agreements, events of default have occurred and are continuing related to these covenants and certain financial and other covenants. Discussions with the Lenders and the Noteholders are continuing and the discussions encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility.

Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. The Company’s publicly issued unsecured notes payable require the Company to comply with this provision of the 1940 Act. At March 31, 2009, the Company’s asset coverage ratio was 171%, which is

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the 200% requirement. As a result under the publicly issued unsecured notes payable, the Company will not be able to issue additional indebtedness until such time as its asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The existence of an event of default under the revolving credit facility and private notes restricts the Company from additional borrowing or obtaining letters of credit under its revolving credit facility, and from declaring dividends or other distributions to the Company’s shareholders. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to 200 basis points. Pursuant to the terms of the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by 200 basis points.

On March 27, 2009, pursuant to the terms of the revolving line of credit, the administrative agent for the lenders terminated substantially all of the unused commitments under the revolving line of credit. As a result, the aggregate commitments under the Company’s revolving line of credit have been reduced to $165.0 million. As of March 31, 2009, the Company had $50 million in outstanding borrowings and $113.5 million in outstanding letters of credit issued under the revolving line of credit.

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

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2008 balances to conform with the 2009 financial statement presentation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals)

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

necessary to present fairly the financial position of the Company as of March 31, 2009, the results of operations, and changes in net assets and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results to be expected for the full year.

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

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (“SFAS 157” or the “Statement”) and related interpretations. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

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

The Company has determined that for its buyout investments, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (“M&A”) market as the principal market

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

generally through a sale or recapitalization of the portfolio company. The Company believes that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company uses the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The Company allocates the enterprise value to these securities in order of the legal priority of the securities.

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

The Company’s equity investments in private debt and equity funds generally are valued at the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of the Company’s CLO bonds and preferred shares/income notes and CDO bonds (“CLO/CDO Assets”) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

preferred shares/ income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. The Company determines the fair value of its CLO/CDO Assets on an individual security-by-security basis.

The Company will record unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and will record unrealized appreciation when it determines that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), the Company does not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, the Company uses judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

Fee Income

Fee income includes fees for loan prepayment premiums, guarantees, commitments, and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees generally are recognized as income as the services are rendered. Fees are not accrued if the Company has doubt about collection of those fees.

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

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations. The stock option expense for the three months ended March 31, 2009 and 2008, was as follows:

($ in millions, except per share amounts)	2009	2008

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$1.7
Options granted on or after January 1, 2006	0.8	2.5

Total employee stock option expense	$0.8	$4.2

Per basic share	$0.00	$0.03
Per diluted share	$0.00	$0.03

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Options Granted.  The stock option expense shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2009 and 2008:

	2009	2008

Expected term (in years)	3.0	5.0
Risk-free interest rate	1.3%	2.7%
Expected volatility	103.8%	27.6%
Dividend yield	34.4%	8.5%
Weighted average fair value per option	$0.12	$2.19

The expected term of the options granted represents the period of time that such options are expected to be outstanding. To determine the expected term of the options, the Company used historical and other data to estimate option exercise time frames, including considering employee terminations. The risk free rate was based on the U.S. Treasury bond yield curve at the date of grant consistent with the expected term. Expected volatilities were determined based on the historical volatility of the Company’s common stock over a historical time period consistent with the expected term. The dividend yield was determined based on an estimate of the Company’s future dividends over the expected term, relative to the option price. The estimate of future dividends takes into consideration the Company’s estimate of future taxable income required to be distributed in order to maintain its status as a registered investment company (see “Federal and State Income Taxes and Excise Tax” below). The Company currently is not paying a dividend and may or may not be able to pay a dividend during the expected term. In addition, actual future taxable income and dividends may significantly differ from these estimates.

To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense for outstanding unvested options as of March 31, 2009, will be $3.7 million, $4.1 million, and $3.7 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after March 31, 2009, as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of March 31, 2009, is expected to be recognized over an estimated weighted-average period of 1.55 years.

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

If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Common stock equivalents of 1,268,614 and 6,305 were not included in the calculation of diluted earnings (loss) per common share for the three months ended March 31, 2009 and 2008, respectively, as the effect would have been antidilutive.

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

The consolidated financial statements include portfolio investments at value of $2.9 billion and $3.5 billion at March 31, 2009, and December 31, 2008, respectively. At March 31, 2009, and December 31, 2008, 86% and 94%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. In February 2007, the FASB issued Statement No. 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which already were required to be measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In October 2008, the FASB issued FSP 157-3, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value.

The Company has applied the provisions of FSP 157-3 in determining the fair value of its portfolio investments at December 31, 2008. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial position or its results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). In April 2009, the FASB issued FSP 157-4, which provides guidance on how to determine the fair value of assets under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums.

The Company adopted the provisions of FSP 157-4 on a prospective basis beginning in the quarter ending March 31, 2009. The adoption of the provisions of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At March 31, 2009, and December 31, 2008, the private finance portfolio consisted of the following:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$592.3	$289.1	5.9%	$556.9	$306.3	5.6%
Unitranche debt(2)	447.3	403.8	12.1%	527.5	456.4	12.0%
Subordinated debt(3)	2,134.7	1,492.7	13.5%	2,300.1	1,829.1	12.9%

Total loans and debt securities(4)	3,174.3	2,185.6	12.3%	3,384.5	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(5)	250.4	104.4	8.0%	248.2	179.2	16.4%
Subordinated certificates in Unitranche Fund LLC(5)	124.5	124.5	9.2%	125.4	125.4	12.0%
Other equity securities	1,100.5	415.5		1,119.3	502.7

Total equity securities	1,475.4	644.4		1,492.9	807.3

Total	$4,649.7	$2,830.0		$4,877.4	$3,399.1

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At March 31, 2009, senior loans included the senior secured loan to Ciena totaling $319.0 million at cost and $64.1 million at value, which was placed on non-accrual status on the purchase date.

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

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $3,205.6 million and $3,418.0 million at March 31, 2009, and December 31, 2008, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $31.3 million and $33.5 million at March 31, 2009, and December 31, 2008, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Unitranche Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At March 31, 2009, 84% of the private finance loans and debt securities had a fixed rate of interest and 16% had a floating rate of interest. At December 31, 2008, 85% of the private finance loans and debt securities had a fixed rate of interest and 15% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over prime or LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to the Company quarterly.

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

At March 31, 2009 and December 31, 2008, the Company’s investment in Ciena was as follows:

	March 31, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$64.1	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	112.6	—	109.3	—

Total	$551.1	$64.1	$547.8	$104.9

(1)	At March 31, 2009 and December 31, 2008, the Company held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

At March 31, 2009 and December 31, 2008, other assets includes amounts receivable from or related to Ciena totaling $15.5 million and $15.4 million at cost and $2.1 million and $2.1 million at value, respectively. Net change in unrealized appreciation or depreciation included a net decrease in the Company’s investment in Ciena of $44.1 million and $39.3 million for the three months ended March 31, 2009 and 2008, respectively.

In addition, at March 31, 2009, the Company had standby letters of credit issued under the Company’s line of credit of $94.1 million in connection with term securitization transactions completed by Ciena. The term securitizations have experienced increasing defaults as a result of the economic environment, which may require the Company to fund a portion of the standby letters of credit in 2009. The Company’s asset coverage ratio is currently less than 200% and the Company currently is in default under its revolving line of credit. In addition, the financial institution that has issued these letters of credit has experienced a ratings downgrade. As a result of these factors, the Company may need to use cash to provide credit enhancement to these term securitizations if these letters of credit cannot be maintained through the revolving credit facility or if the issuer of these letters of credit is further downgraded. During the three months ended March 31, 2009, the Company contributed $3.3 million to Ciena in exchange for additional Class C equity interests, which was used to support Ciena’s term securitizations in lieu of a draw under the letters of credit. This investment was required as a result of the downgrade of the issuer of the letters of credit. The Company has considered any funding under the letters of credit in the valuation of Ciena at March 31, 2009 and December 31, 2008.

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due. As of March 31, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $64.1 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with the Company’s continuing guaranty of the amounts held by this bank, the Company has agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

The Company’s investment in Ciena was on non-accrual status, therefore the Company did not earn any interest and related portfolio income from its investment in Ciena for each of the three months ended March 31, 2009 and 2008.

At March 31, 2009, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. Ciena also is subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. The Company is unable to predict the outcome of these inquiries, and it is possible that third parties could try to seek to impose liability against the Company in connection with certain defaulted loans in Ciena’s portfolio. These investigations, audits and reviews are ongoing.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, any funding under the letters of credit, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at March 31, 2009 and at December 31, 2008.

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At March 31, 2009, and December 31, 2008, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$28.4	$11.1	—%	$28.4	$10.1	39.4%
Callidus Debt Partners CLO Fund IV, Ltd.	2.0	1.6	21.6%	2.0	1.4	26.9%
Callidus Debt Partners CLO Fund VI, Ltd.	7.2	4.0	20.9%	7.1	3.9	26.1%
Callidus MAPS CLO Fund I LLC	17.0	11.1	10.3%	17.0	9.8	12.2%
Callidus MAPS CLO Fund II LLC	3.6	3.0	25.6%	3.6	3.0	30.2%
Dryden XVIII Leveraged Loan 2007 Limited	7.8	3.1	19.3%	7.7	4.5	20.5%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	15.0	12.9%	18.7	14.9	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	31.4	28.4	13.3%	31.4	31.4	10.2%
Pangaea CLO 2007-1 Ltd.	11.9	4.6	24.4%	11.8	7.1	25.0%

Total bonds	128.0	81.9	12.9%	127.7	86.1	18.5%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	6.4	—%	20.1	5.4	—%
Callidus Debt Partners CLO Fund IV, Ltd.	15.0	5.5	—%	14.6	10.6	18.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.6	6.9	12.1%	13.4	10.3	21.3%
Callidus Debt Partners CLO Fund VI, Ltd.	29.0	8.7	8.7%	28.3	23.1	21.8%
Callidus Debt Partners CLO Fund VII, Ltd.	24.7	10.5	5.1%	24.0	15.4	17.9%
Callidus MAPS CLO Fund I LLC	43.8	13.4	—%	45.1	27.8	6.5%
Callidus MAPS CLO Fund II, Ltd.	18.8	4.4	—%	18.4	12.6	19.3%
Dryden XVIII Leveraged Loan 2007 Limited	22.7	8.7	21.5%	22.1	17.5	20.2%
Knightsbridge CLO 2007-1 Ltd.(3)	41.8	20.4	—%	40.9	35.2	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	20.9	19.5	22.1%	21.3	21.3	16.6%

Total preferred shares/income notes	250.4	104.4	7.9%	248.2	179.2	16.4%

Total	$378.4	$186.3		$375.9	$265.3

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both March 31, 2009, and December 31, 2008, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At March 31, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 646 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$240.7	$268.3
Syndicated loans	4,428.8	4,477.3
Cash(1)	130.6	89.6

Total underlying collateral assets at cost(2)	$4,800.1	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At March 31, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $134.0 million and $95.0 million, respectively, or approximately 2.8% and 2.0% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At March 31, 2009, and December 31, 2008, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2009	2008

Loans and debt securities
Companies more than 25% owned	$134.5	$176.1
Companies 5% to 25% owned	13.6	—
Companies less than 5% owned	69.3	151.8

Total	$217.4	$327.9

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at March 31, 2009, and December 31, 2008, were as follows:

	2009	2008

Industry
Business services	33%	36%
Consumer products	26	24
CLO/CDO(1)	7	8
Financial services	6	6
Private debt funds	5	5
Consumer services	5	5
Retail	5	5
Industrial products	4	5
Healthcare services	3	2
Other	6	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	39%	41%
Midwest	29	28
Southeast	20	17
West	11	13
Northeast	1	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At March 31, 2009, and December 31, 2008, the commercial real estate finance portfolio consisted of the following:

	2009			2008
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$53.6	$53.9	6.7%	$52.5	$53.5	7.4%
Real estate owned	15.0	7.8		18.2	20.8
Equity interests	13.7	17.3		14.8	19.6

Total	$82.3	$79.0		$85.5	$93.9

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At March 31,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

2009, and December 31, 2008, approximately 68% and 69% of the Company’s commercial mortgage loan portfolio was composed of fixed interest rate loans, respectively, and 32% and 31% of the Company’s commercial loan portfolio was composed of adjustable interest rate loans, respectively. At March 31, 2009, and December 31, 2008, loans with a value of $11.0 million and $7.7 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

Equity interests primarily consist of equity securities issued by privately owned companies that invest in single real estate properties. These equity interests may be subject to certain restrictions on their resale and are generally illiquid. Equity interests generally do not produce a current return, but are generally held in anticipation of investment appreciation and ultimate realized gain on sale.

The property types and the geographic composition securing the commercial real estate finance portfolio at value at March 31, 2009, and December 31, 2008, were as follows:

	2009	2008

Property Type
Hospitality	57%	52%
Recreation	28	22
Office	13	15
Retail	—	9
Other	2	2

Total	100%	100%

Geographic Region
Southeast	42%	43%
West	30	26
Midwest	19	22
Northeast	9	9
Mid-Atlantic	—	—

Total	100%	100%

Fair Value Measurements

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and SFAS 157. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2009, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of March 31,	Identical Assets	Inputs	Inputs
($ in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
Portfolio
Private finance:
Loans and debt securities	$2,185.6	$—	$—	$2,185.6
Preferred shares/income notes of CLOs	104.4	—	—	104.4
Subordinated certificates in Unitranche Fund LLC	124.5	—	—	124.5
Other equity securities	415.5	—	—	415.5
Commercial real estate finance	79.0	—	—	79.0

Total portfolio	$2,909.0	$—	$—	$2,909.0

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

	Private Finance
		Preferred	Subordinated
	Loans and	Shares/	Certificates	Other	Commercial
	Debt	Income Notes	in Unitranche	Equity	Real Estate
($ in millions)	Securities	of CLOs	Fund LLC	Securities	Finance	Total

Balance at December 31, 2008	$2,591.8	$179.2	$125.4	$502.7	$93.9	$3,493.0
Total gains or losses
Net realized gains (losses)(1)	(30.4)	7.3	—	(6.8)	4.1	(25.8)
Net change in unrealized appreciation or depreciation(2)	(196.0)	(76.9)	—	(68.4)	(11.7)	(353.0)
Purchases, issuances, repayments and exits, net(3)	(179.8)	(5.2)	(0.9)	(12.0)	(7.3)	(205.2)
Transfers in and/or out of level 3	—	—	—	—	—	—

Balance at March 31, 2009	$2,185.6	$104.4	$124.5	$415.5	$79.0	$2,909.0

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(221.1)	$(76.9)	$—	$(57.7)	$(5.2)	$(360.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Managed Funds

In addition to managing its own assets, the Company manages certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At March 31, 2009, the Company had eight separate funds under its management (together, the “Managed Funds”) for which the Company may earn management or other fees for its services. The Company may invest in the equity of these funds, along with other third parties, from which the Company may earn a current return and/or a future incentive allocation.

On March 3, 2009, the Company announced the completion of the acquisition of the management contracts of three middle market senior debt CLOs (together, the “Emporia Funds”) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and the cost will be amortized over the life of the contracts. The Emporia Funds primarily invest in middle market and broadly syndicated senior secured loans. The Company is not an investor in the Emporia Funds.

The assets of the Managed Funds at March 31, 2009 and December 31, 2008, and the Company’s management fees as of March 31, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	March 31,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Unitranche Fund LLC	$781.3	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	397.7	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	502.0	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	304.6	304.8	0.600%
AGILE Fund I, LLC	83.2	99.3	—	(1)
Emporia Preferred Funding I, Ltd.	414.2	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	352.5	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.2	—	0.650	%(1)

Total Assets	$3,241.7	$2,107.4

(1)	The Company is entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and reduced to 1.625% effective January 1, 2009.

A portion of the management fees earned by the Company may be deferred under certain circumstances. Collection of the fees earned may be dependent in part on the performance of the Managed Fund. The Company may pay a portion of management fees it receives to Callidus Capital Corporation, a portfolio investment controlled by the Company, for services provided as special manager to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

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

No assets were sold to any of the Managed Funds during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company sold $166.7 million of assets to the AGILE Fund I, LLC, for which the Company recognized a realized gain of $8.8 million and dividend income of $5.4 million.

The Company accounts for the sale of securities to funds with which it has continuing involvement as sales pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, when the securities have been legally isolated from the Company, the Company has no ability to restrict or constrain the ability of the Managed Funds to pledge or exchange the transferred securities, and the Company does not have either the entitlement and the obligation to repurchase the securities or the ability to unilaterally cause the Managed Fund to put the securities back to the Company.

In addition to managing these funds, the Company holds certain investments in the Managed Funds as follows:

($ in millions)		March 31, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Unitranche Fund LLC(1)	Subordinated Certificates and Equity Interests	$124.5	$124.5	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	32.9	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	60.4	35.4	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes, Class E Notes and Income Notes	52.3	47.9	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$269.7	$241.1	$270.2	$260.5

(1)	The Company has committed up to $525.0 million of subordinated certificates to the Unitranche Fund. The Unitranche Fund will be capitalized as investment transactions are completed. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company. Therefore, this commitment to the Unitranche Fund cannot be drawn without the Company’s approval.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

At March 31, 2009, and December 31, 2008, the Company had the following debt:

	2009				2008
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable:
Privately issued unsecured notes payable	$1,015.0	$1,015.0	9.8	%(5)	$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	877.5	877.5	6.7%		880.0	880.0	6.7%

Total notes payable	1,892.5	1,892.5	8.3%		1,895.0	1,895.0	7.3%
Revolving line of credit(4)	165.0	50.0	6.3	%(2)(5)	632.5	50.0	4.3	%(2)

Total debt	$2,057.5	$1,942.5	8.6	%(3)(5)	$2,527.5	$1,945.0	7.7	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus any applicable default interest, plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $6.0 million at March 31, 2009, and $8.5 million at December 31, 2008.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	At March 31, 2009, $1.5 million remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $113.5 million issued under the credit facility. See discussion below.
(5)	Events of default have occurred and are continuing under the Revolving Line of Credit and Private Notes which have increased the interest rates by 2.00% during the continuance of such events of default. Excluding this default interest, the annual interest cost on total debt would have been 7.5%.

  Notes Payable

Revolving Line of Credit.  The Company has a three-year unsecured revolving line of credit with total commitments of $165.0 million that expires on April 11, 2011 (the “Revolving Line of Credit”). At March 31, 2009, there was $50.0 million outstanding under the Company’s Revolving Line of Credit and standby letters of credit of $113.5 million were issued under the credit facility.

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

The Revolving Line of Credit provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The Revolving Line of Credit also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $115.0 million. The letter of credit fee is 3.00% per annum on letters of credit issued, which is payable quarterly. Events of default have increased the interest rate and fees on letters of credit by up to 2.00% during the continuance of such events of default. See Note 1.

Privately Issued Unsecured Notes Payable.  The Company has privately issued notes (the “Private Notes”) to institutional investors, primarily insurance companies. The Private Notes have five- or seven-year maturities and stated fixed rates of interest ranging from 6.53% to 9.14% at March 31, 2009. Events of default have occurred which have increased these interest rates by 2.00% during the continuance of such events of default. See Note 1. The Private Notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At March 31, 2009, the Private Notes had maturities from November 2009 to June 2015. The Private Notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the private note agreements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

The Revolving Line of Credit and the Private Notes have similar financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. These debt agreements limit the Company’s ability to declare dividends or repurchase its common stock during the existence of certain defaults and events of default.

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

The amendments added new covenants that required the Company to grant to the Noteholders and the Lenders a first priority lien on substantially all of the Company’s assets no later than January 30, 2009, and to maintain a ratio of consolidated total adjusted assets to secured debt of not less than 2.25 to 1. Also, prior to December 31, 2010, the Company is (i) required to limit the payment of dividends to a maximum of $0.20 per share per fiscal quarter (or such greater amount required for the Company to maintain its regulated investment company status), and (ii) restricted from purchasing, redeeming or retiring any shares of the Company’s common stock or any warrants, rights or options to purchase or acquire any shares of the Company’s common stock for an aggregate consideration in excess of $60 million. In addition, the amendments restricted the Company from prepaying, redeeming, purchasing or otherwise acquiring any of its currently outstanding public notes prior to their stated maturity. The amendments also made certain other modifications. The amendments increased the rate of interest on the instruments by 100 basis points. In addition, these amendments required a 50 basis point amendment fee.

Events of default have occurred and are continuing under the Revolving Line of Credit and Private Notes related to certain financial and other covenants. See Note 1.

Publicly Issued Unsecured Notes Payable.  At March 31, 2009, the Company had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$397.5	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$877.5

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. In addition, the Company may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the three months ended March 31, 2009, the Company paid $0.5 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $2.5 million.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable. The Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At March 31, 2009, the Company’s asset coverage ratio was 171%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, the Company will not be able to issue indebtedness until such time as the Company’s asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Scheduled Maturities.  Scheduled future maturities of notes payable at March 31, 2009, were as follows:

	Amount Maturing
	Privately Issued	Publicly Issued
($ in millions)	Unsecured Notes	Unsecured Notes
Year	Payable(1)	Payable	Total

2009	$1,015.0	$—	$1,015.0
2010	—	—	—
2011	—	397.5	397.5
2012	—	250.0	250.0
2013	—	—	—
Thereafter	—	230.0	230.0

Total	$1,015.0	$877.5	$1,892.5

(1)	The private notes have stated contractual maturities as follows: 2009 — $252.5 million, 2010 — $408.0 million, 2011 — $72.5 million, 2012 — $89.0 million, 2013 — $140.5 million, and thereafter — $52.5 million.

As discussed above and in Note 1, events of default have occurred and are continuing under the Revolving Line of Credit and Private Notes. Neither the Lenders nor Noteholders have accelerated repayment; however, if the administrative agent for the Lenders under the Revolving Line of Credit or the required percentage of Lenders under the Revolving Line of Credit or Noteholders under the Private Notes, respectively, were to accelerate repayment, these obligations would become immediately due and payable. Therefore, in the table above, the Private Notes are shown as payable in 2009.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of March 31, 2009, and December 31, 2008, the Company had issued guarantees of debt and rental obligations aggregating $19.2 million and $19.2 million, respectively, and had extended standby letters of credit aggregating $113.5 million and $122.3 million, respectively. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The maximum amount of potential future payments was $132.7 million and $141.5 million at March 31, 2009, and December 31, 2008, respectively.

As of March 31, 2009, the guarantees and standby letters of credit expired as follows:

(in millions)	Total	2009	2010	2011	2012	2013	After 2013
Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	113.5	113.5	—	—	—	—	—

Total	$132.7	$121.0	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under the Revolving Line of Credit. The Company’s asset coverage ratio is currently less than 200% and events of default have occurred and are continuing under the Revolving Line of Credit. Therefore, the Company is precluded from borrowing under its Revolving Line of Credit to fund these standby letters of credit and the Company may need to fund these standby letter of credit draws with cash in lieu of a borrowing. As a result, in the table above the Company has assumed that these standby letters of credit may not be able to be extended and may mature in 2009. During the existence of an event of default, the administrative agent is (i) permitted to require the Company to provide cash collateral equal to the face amount of all outstanding standby letters of credit and (ii) not required to extend the existing letters of credit beyond their maturity dates, all of which expire during the course of 2009.

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At March 31, 2009, the Company had outstanding commitments to fund investments totaling $651.6 million, including $619.3 million related to private finance investments and $32.3 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $399.6 million to the Unitranche Fund LLC. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from the Company. Therefore, the Company’s commitment to the Unitranche Fund cannot be drawn without the Company’s approval. See Note 3.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity

Sales of common stock for the three months ended March 31, 2009 and 2008, were as follows:

(in millions)	2009	2008

Number of common shares	—	8.3

Gross proceeds	$—	$175.5
Less costs, including underwriting fees	—	4.6

Net proceeds	$—	$170.9

There were no stock options exercised during the three months ended March 31, 2009 and 2008.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company may not issue new shares below net asset value. Dividend reinvestment plan activity for the three months ended March 31, 2009 and 2008, was as follows:

	2009	2008
(in millions, except per share amounts)

Shares issued	—	0.2
Average price per share	$—	$19.49

Shares purchased by plan agent for shareholders	—	—
Average price per share	—	—

Note 7. Earnings Per Common Share

Earnings per common share for the three months ended March 31, 2009 and 2008, were as follows:

(in millions, except per share amounts)	2009	2008

Net increase (decrease) in net assets resulting from operations	$(347.7)	$(40.7)

Weighted average common shares outstanding — basic	178.7	161.5
Dilutive options outstanding	—	—

Weighted average common shares outstanding — diluted	178.7	161.5

Basic earnings (loss) per common share	$(1.95)	$(0.25)

Diluted earnings (loss) per common share	$(1.95)	$(0.25)

Note 8. Employee Compensation Plans

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

IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in the Company’s common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by the Company. The Company currently has not established an IPA or IPB for 2009; however, depending upon the Company’s need to retain and motivate its employees, the Company may determine in conjunction with the Compensation Committee of the Board of Directors that some form of 2009 retention compensation or additional individual performance compensation may be in the best interests of the Company.

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

The IPA and IPB expenses are included in employee expenses and for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)	2009	2008

IPA	$—	$2.4
IPA mark to market expense (benefit)	—	(4.1)

Total IPA expense (benefit)	$—	$(1.7)

Total IPB expense	$—	$1.7

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

At March 31, 2009, and December 31, 2008, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 2.6 million and 9.5 million, respectively.

Information with respect to options granted, exercised and forfeited under the Option Plan for the three months ended March 31, 2009, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	March 31,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2009(1)

Options outstanding at January 1, 2009	19.7	$26.56
Granted	10.6	$0.73
Exercised	—	$—
Forfeited	(3.6)	$26.73

Options outstanding at March 31, 2009	26.7	$16.28	5.98	$9.1

Exercisable at March 31, 2009(2)	9.8	$28.23	5.14	$—

Exercisable and expected to be exercisable at March 31, 2009(3)	23.2	$16.37	5.95	$8.2

(1)	Represents the difference between the market value of the options at March 31, 2009, and the cost for the option holders to exercise the options.
(2)	Represents vested options.
(3)	The amount of options expected to be exercisable at March 31, 2009, is calculated based on an estimate of expected forfeitures.

During the three months ended March 31, 2008, 7.1 million options were granted, no options were exercised and 0.3 million options were forfeited. No options vested during the three months ended March 31, 2009 and 2008.

Note 10. Dividends and Distributions and Taxes

At December 31, 2008, the Company estimated that it did not have excess taxable income available for distribution to shareholders in 2009, and the Company’s Board of Directors did not declare a dividend for the first quarter of 2009. The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share for the first quarter of 2008, totaling $108.1 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

The Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company records an excise tax based on the Company’s estimated excess taxable income for the period. Such estimates may change from period to period. The Company did not record an excise tax for the three months ended March 31, 2009. The Company recorded an excise tax of $2.3 million for the three months ended March 31, 2008.

In certain circumstances, the Company is restricted in its ability to pay dividends. Each of the Company’s Private Notes and the Company’s Revolving Line of Credit contain provisions that limit the amount of dividends the Company can pay, and have a covenant that requires a minimum 200% asset coverage ratio at all times. At March 31, 2009, the Company was in default of that covenant (see Note 1). During the continuance of an event of default, the Company is precluded from declaring dividends or other distributions to its shareholders. In addition, pursuant to the 1940 Act, the Company may be precluded from declaring dividends or other distributions to its shareholders unless the Company’s asset coverage is at least 200%.

The Company currently estimates that it had cumulative deferred taxable income related to installment sale gains of approximately $217.4 million as of December 31, 2008. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The recognition of installment sales gains as of December 31, 2008 are estimates and will not be finally determined until the Company files its 2008 tax return in September 2009. Certain of these installment gains as of December 31, 2008 will be recognized for tax purposes in 2009 as certain notes received from the sale of the related investments have been sold.

The Company’s undistributed book earnings of $184.7 million as of December 31, 2008 resulted from undistributed ordinary income and long-term capital gains. The difference between undistributed book earnings at the end of the year and taxable income carried over from the current year into the next year relates to a variety of timing and permanent differences in the recognition of income and expenses for book and tax purposes.

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended March 31, 2009 and 2008, AC Corp’s income tax benefit was $0.4 million and $0.3 million, respectively. For the three months ended March 31, 2009, paid in capital was decreased by $2.4 million primarily for the reduction of the deferred tax asset related to stock options that expired unexercised.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $33.2 million and $31.1 million, respectively, for the three months ended March 31, 2009 and 2008. The Company paid income taxes, including excise taxes (net of refunds), of $3.0 million and $13.0 million the three months ended March 31, 2009 and 2008, respectively.

Non-cash operating activities for the three months ended March 31, 2009 and 2008, totaled $58.7 million and $132.0 million, respectively. Non-cash operating activities for the three months ended March 31, 2009 and 2008, included the exchange of existing debt securities and accrued interest with a

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Supplemental Disclosure of Cash Flow Information, continued

cost basis of $58.7 million and $99.6 million, respectively, for new debt and equity securities, and non-cash operating activities for the three months ended March 31, 2008, included consideration received in connection with the sale of securities of $32.4 million, which was received in cash in April 2008.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million for the three months ended March 31, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Three Months Ended		Year Ended
	March 31,		December 31,
	2009(1)	2008	2008

Per Common Share Data
Net asset value, beginning of period	$9.62	$17.54	$17.54

Net investment income(2)	0.16	0.43	1.23
Net realized gains (losses)(2)(3)	(0.15)	0.02	(0.75)

Net investment income plus net realized gains (losses)(2)	0.01	0.45	0.48
Net change in unrealized appreciation or depreciation(2)(3)	(1.96)	(0.70)	(6.49)

Net increase (decrease) in net assets resulting from operations(2)	(1.95)	(0.25)	(6.01)

Net decrease in net assets from shareholder distributions	—	(0.65)	(2.60)
Net increase in net assets from capital share transactions(2)	—	0.35	0.69

Net asset value, end of period	$7.67	$16.99	$9.62

Market value, end of period	$1.59	$18.43	$2.69
Total return(4)	(40.9)%	(11.4)%	(82.5)%

Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$1,369.8	$2,828.4	$1,718.4
Common shares outstanding at end of period	178.7	166.5	178.7
Diluted weighted average common shares outstanding	178.7	161.5	173.0
Employee, employee stock option and administrative expenses/average net assets(5)	1.40%	1.28%	5.47%
Total operating expenses/average net assets(5)(6)	4.41%	2.62%	11.39%
Income tax expense (benefit), including excise tax/average net assets(5)	(0.02)%	0.07%	0.10%
Net investment income/average net assets(5)	1.91%	2.48%	8.47%
Net increase (decrease) in net assets resulting from operations/average net assets(5)	(22.52)%	(1.45)%	(41.34)%
Portfolio turnover rate(5)	1.25%	5.62%	24.00%
Average debt outstanding	$1,945.0	$2,209.5	$2,091.6
Average debt per share(2)	$10.88	$13.68	$12.09

(1)	The results for the three months ended March 31, 2009, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(5)	The ratios for the three months ended March 31, 2009 and 2008, do not represent annualized results.
(6)	Includes 0.19% for the effect of the impairment of long-lived asset during the three months ended March 31, 2009.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation, continued

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. On November 26, 2008, the Company filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. Ms. Nadoff filed an amended complaint alleging breaches of fiduciary duty by the Board of Directors. The Company filed a motion to dismiss the amended complaint. In response, Ms. Nadoff requested that she be allowed to voluntarily dismiss the amended complaint without prejudice. The court denied her request and the motion to dismiss is pending.

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

Note 14. Subsequent Events

Subsequent to March 31, 2009, the Company sold portfolio investments and received $78.4 million of cash proceeds, as compared to their aggregate carrying value of $83.1 million at March 31, 2009. The assets were sold primarily in transactions the Company does not consider orderly in accordance with FSP 157-4. The Company will record any realized gains or losses on these sales during the three months ending June 30, 2009.

Subsequent to March 31, 2009, the Company purchased publicly issued notes in the market with a total par value of $56.8 million, which consisted of $34.6 million of its 6.625% Notes due 2011 and $22.2 million of its 6.000% Notes due 2012, for a total cost of $17.7 million, resulting in a gain of $39.1 million which will be reflected in the Company’s results of operations for the three months ending June 30, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of March 31, 2009, the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights (included in Note 12) for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries, including the consolidated statement of investments, as of December 31, 2008, and the related consolidated statements of operations, changes in net assets and cash flows (not presented herein), and the financial highlights, for the year then ended; and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet including the consolidated statement of investments as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 1 of the Company’s audited financial statements as of December 31, 2008, and for the year then ended, discloses that the Company was in default on provisions of certain credit agreements at December 31, 2008. Our auditors’ report on those financial statements dated March 2, 2009, includes an explanatory paragraph referring to the matters in Note 1 of those financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim financial statements as of March 31, 2009, and for the three-months then ended, the Company was still in default on provisions of certain credit agreements as of March 31, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Washington, D.C.
May 11, 2009

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$497	$—	$(81)	$416
(Private Equity Fund)

AllBridge Financial, LLC	Equity Interests			10,960	1,673	(1,562)	11,071
(Asset Management)

Allied Capital Senior Debt Fund, L.P.	Equity Interests			31,800	1,077	—	32,877
(Private Debt Fund)

Avborne, Inc.	Preferred Stock			942	—	(4)	938
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Common Stock			—	660	—	660
(Business Services)

Aviation Properties Corporation	Common Stock			—	—	—	—
(Business Services)

Border Foods, Inc.	Senior Loan	$1,315		33,027	1,102	(229)	33,900
(Consumer Products)	Preferred Stock			11,851	—	(2,636)	9,215
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)			953	—	(72)	881
(Asset Management)	Equity Interests			—	—	—	—

Callidus Capital Corporation	Subordinated Debt	720		16,068	135	—	16,203
(Asset Management)	Common Stock			34,377	—	(6,672)	27,705

Ciena Capital LLC	Senior Loan(5)			104,883	—	(40,795)	64,088
(Financial Services)	Class B Equity Interests			—	—	—	—
	Class C Equity Interests			—	3,300	(3,300)	—

CitiPostal Inc.	Senior Loan	8		681	1	—	682
(Business Services)	Unitranche Debt	1,567		51,548	144	—	51,692
	Subordinated Debt	379		9,114	377	—	9,491
	Common Stock			8,616	—	(8,616)	—

Coverall North America, Inc.	Unitranche Debt	969		31,948	8	—	31,956
(Business Services)	Subordinated Debt	210		5,549	1	—	5,550
	Common Stock			17,968	1,043	—	19,011

CR Holding, Inc.	Subordinated Debt(5)			17,360	—	(7,368)	9,992
(Consumer Products)	Common Stock			—	—	—	—

Crescent Equity Corp.	Senior Loan	11		433	—	—	433
(Business Services)	Subordinated Debt	58		1,135	—	(1,135)	—
	Subordinated Debt(5)			17,479	—	(11,266)	6,213
	Common Stock			4,580	1,341	(5,882)	39

Direct Capital Corporation	Senior Loan(5)			—	8,240	—	8,240
(Financial Services)	Subordinated Debt(5)			13,530	—	(1,140)	12,390
	Common Stock			—	—	—	—

Financial Pacific Company	Subordinated Debt	2,683		62,189	10	(4,637)	57,562
(Financial Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

ForeSite Towers, LLC	Equity Interest			889	6	—	895
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,335	—	—	1,335
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			13,678	50	(285)	13,443
(Retail)	Common Stock			—	—	—	—

Hot Stuff Foods, LLC	Senior Loan	539		42,378	8,944	(1,210)	50,112
(Consumer Products)	Subordinated Debt(5)			—	—	—	—
	Common Stock			—	—	—	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Huddle House, Inc.	Subordinated Debt	$2,168		$57,067	$450	$—	$57,517
(Retail)	Common Stock			20,922	—	(3,467)	17,455

IAT Equity, LLC and Affiliates	Subordinated Debt	135		6,000	—	—	6,000
d/b/a Industrial Air Tool	Equity Interests			8,860	218	—	9,078
(Industrial Products)

Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			321	1	—	322

Insight Pharmaceuticals	Subordinated Debt	1,731		45,827	244	(7)	46,064
Corporation	Subordinated Debt(5)			17,532	598	(598)	17,532
(Consumer Products)	Preferred Stock			4,068	1,390	—	5,458
	Common Stock			—	—	—	—

Jakel, Inc.	Subordinated Debt(5)			374	—	—	374
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.	Class E Notes	503		14,866	118	—	14,984
(CLO)	Income Notes	1,530		35,214	1,529	(16,312)	20,431

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	296		12,800	—	(619)	12,181
(CLO)	Class D Notes	205		8,000	—	(954)	7,046
	Class E Notes	286		10,573	63	(1,441)	9,195
	Income Notes	898		21,315	898	(2,745)	19,468

MHF Logistical Solutions, Inc.	Subordinated Debt(5)			—	—	—	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

MVL Group, Inc.	Senior Loan	901		30,663	6	(505)	30,164
(Business Services)	Subordinated Debt	1,282		40,994	302	(9,340)	31,956
	Subordinated Debt(5)			86	—	(86)	—
	Common Stock			—	—	—	—

Old Orchard Brands, LLC	Subordinated Debt	917		18,882	262	(19,144)	—
(Consumer Products)	Equity Interests			27,763	—	(27,763)	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt	1,489		37,869	291	—	38,160
(Business Services)	Equity Interests			21,100	—	(909)	20,191

Service Champ, Inc.	Subordinated Debt	1,060		26,984	178	—	27,162
(Business Services)	Common Stock			21,156	1,673	—	22,829

Stag-Parkway, Inc.	Unitranche Debt	169		17,962	418	(18,380)	—
(Business Services)	Subordinated Debt	395		—	18,524	—	18,524
	Common Stock			6,968	—	(1,387)	5,581

Startec Equity, LLC	Equity Interests			332	—	(325)	7
(Telecommunications)

Unitranche Fund LLC	Subordinated Certificates	2,929		125,423	—	(902)	124,521
(Private Debt Fund)	Equity Interests			1	—	—	1

Worldwide Express Operations, LLC	Subordinated Debt(5)		$41	2,032	—	(2,032)	—
(Business Services)	Equity Interests			—	300	(300)	—
	Warrants			—	—	—	—

Total companies more than 25% owned		$25,353		$1,187,722			$1,039,191

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$708		$21,439	$223	$(5)	$21,657
(Business Services)	Equity Interests			975	—	(464)	511
	Option			25	—	—	25

Advantage Sales &	Subordinated Debt	2,286		135,000	—	(135,000)	—
Marketing, Inc.	Equity Interests			5,000	—	5,000	—
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	33		3,139	5,344	(6,405)	2,078
(Healthcare Services)	Equity Interests			10,800	1,300	—	12,100

Alpine ESP Holdings, Inc.	Preferred Stock			—	—	—	—
(Business Services)	Common Stock			—	—	—	—

Amerex Group, LLC	Subordinated Debt	1,772		8,784	1	—	8,785
(Consumer Products)	Equity Interests	1,800		9,932	573	—	10,505

BB&T Capital	Equity Interests			11,063	—	(231)	10,832
Partners/Windsor
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	425		25,502	216	(25,718)	—
(Industrial Products)	Common Stock			2,267	2,748	(5,015)	—

Drew Foam Companies, Inc.	Preferred Stock			512	—	(78)	434
(Business Services)	Common Stock			—	—	—	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			March 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Driven Brands, Inc.	Subordinated Debt	$3,545		$83,698	$1,783	$(1,913)	$83,568
(Consumer Services)	Common Stock			4,855	—	(2,355)	2,500

Hilden America, Inc.	Common Stock			76	—	76	—
(Consumer Products)

Lydall Transport, Ltd.	Equity Interests			345	19	—	364
(Business Services)

Multi-Ad Services, Inc.	Unitranche Debt	86		2,941	23	(493)	2,471
(Business Services)	Equity Interests			1,782	403	—	2,185

Pendum Acquisition, Inc.				—	—	—	—
(Business Services)

Postle Aluminum Company, LLC	Senior Loan			—	34,876	(21,242)	13,634
(Industrial Products)	Subordinated Debt(5)			—	23,868	(23,868)	—
	Equity Interest			—	—	—	—

Progressive International Corporation	Preferred Stock			1,125	22	—	1,147
(Consumer Products)	Common Stock			4,600	—	(900)	3,700

	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	44		—	4,001	(2,095)	1,906
(Healthcare Services)	Unitranche Debt	305		10,825	2	(305)	10,522
	Equity Interests			2,050	—	(95)	1,955

SGT India Private Limited	Common Stock			—	3	(3)	—
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt			4,054	17	—	4,071
(Healthcare Services)	Equity Interests			1,971	—	(461)	1,510

Triax Holdings, LLC	Subordinated Debt(5)	132		—	—	—	—
(Consumer Products)	Equity Interests			—	—	—	—

Universal Environmental	Equity Interests			—	—	—	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned		$11,136		$352,760			$196,460

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of March 31, 2009.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at March 31, 2009, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Risk Factors section. Other factors that could cause actual results to differ materially include:

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

The United States and the global economies continue to operate in an unprecedented economic recession and the U.S. capital markets continue to experience volatility and a severe lack of liquidity. In addition, events of default have occurred and are continuing under our revolving line of credit and private notes related to certain financial and other covenants. See“— Financial Condition, Liquidity and Capital Resources.” Our strategy in these difficult economic times has been focused on reducing costs and streamlining our organization; building liquidity through selected asset sales; retaining capital by limiting new investment activity and suspending dividend payments; and working with portfolio companies to help them position for growth when the economy recovers.

Our portfolio composition at March 31, 2009 and 2008, and December 31, 2008, was as follows:

	March 31,		December 31,
	2009	2008	2008

Private finance	97%	98%	97%
Commercial real estate finance	3%	2%	3%

Our earnings primarily depend on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax. Interest income primarily results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities. The level of fee income is primarily related to the level of new investment activity and the level of fees earned from portfolio companies and managed funds. The level of investment activity can vary substantially from period to period depending on many factors, including the general economic environment, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the competitive environment for the types of investments we make and our ability to secure debt and equity capital for our investment activities.

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At March 31, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At March 31, 2009, the Managed Funds had total assets of approximately $3.2 billion. See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and assets under management in our Managed Funds, we had $6.6 billion in managed assets at March 31, 2009.

In addition to the funds we already manage or co-manage, we may pursue additional managed fund opportunities including the potential acquisition of asset managers. These potential funds are focused on all levels of a middle market company’s capital structure, from senior debt through equity capital. By growing our privately managed capital base, we seek to diversify our sources of capital, leverage our core investment expertise and increase fees and other income from asset management activities. There can be no assurance that these new fund raising initiatives will result in additional funds under management.

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for the		At and for the
	Three Months Ended		Year Ended
	March 31,		December 31,
($ in millions)	2009	2008	2008

Portfolio at value	$2,909.1	$4,635.6	$3,493.0
Investments funded	$39.9	$275.1	$1,078.2
Payment-in-kind interest and dividends, net of cash collections	$7.7	$13.4	$53.4
Principal collections related to investment repayments or sales(1)	$241.8	$264.8	$1,037.3
Yield on interest-bearing portfolio investments(2)	11.8%	12.3%	12.1%

(1)	Principal collections related to investment repayments or sales for the three months ended March 31, 2009, included $132.2 million of cash collections related to notes and other receivables received from the sale of investments in one portfolio company in prior periods. Principal collections related to investment repayments or sales for the three months ended March 31, 2008, and year ended December 31, 2008, included collections of $30.0 million and $216.3 million, respectively, related to the sale of loans to certain of our Managed Funds.
(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest on the subordinated certificates in the Unitranche Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest bearing investments at and for the three months ended March 31, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for					At and for the
	Three Months Ended March 31,					Year Ended December 31,
	2009			2008		2008
($ in millions)	Value		Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$289.1		5.9%	$325.7	7.0%	$306.3	5.6%
Unitranche debt	403.8		12.1%	655.7	11.8%	456.4	12.0%
Subordinated debt	1,492.7		13.5%	2,430.4	13.0%	1,829.1	12.9%

Total loans and debt securities	2,185.6		12.3%	3,411.8	12.2%	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(2)	104.4		8.0%	197.4	15.8%	179.2	16.4%
Subordinated certificates in Unitranche Fund LLC(2)	124.5		9.2%	31.5	12.4%	125.4	12.0%
Other equity securities	415.5			879.1		502.7

Total equity securities	644.4			1,108.0		807.3

Total portfolio	$2,830.0			$4,519.8		$3,399.1

Investments funded	$38.9	(4)		$274.6		$1,068.1
Payment-in-kind interest and dividends, net of cash collections	$7.7			$13.2		$53.2
Principal collections related to investment repayments or sales(3)	$240.7			$256.4		$1,020.5

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Unitranche Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes $132.2 million of cash collections during the three months ended March 31, 2009, related to notes and other receivables received from the sale of investments in prior periods. Also includes collections from the sale or repayment of senior loans totaling $25.2 million, $48.6 million, and $285.3 million for the three months ended March 31, 2009 and 2008, and for the year ended December 31, 2008, respectively.

(4)	Includes $20.5 million funded under pre-existing commitments under revolving lines of credit. During the three months ended March 31, 2009, a total of $15.8 million was repaid under these arrangements, which is included in principal collections related to investment repayments or sales.

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

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the three months ended March 31, 2009 and 2008, and for the year ended December 31, 2008, consisted of the following:

	For the Three Months Ended March 31, 2009
	Debt Investments		Buyout Investments		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
($ in millions)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$20.4	7.0%	$8.3	8.0%	$28.7	7.3%

Total loans and debt securities	20.4	7.0%	8.3	8.0%	28.7	7.3%
Equity	3.9		6.3		10.2

Total	$24.3		$14.6		$38.9

	For the Three Months Ended March 31, 2008
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$26.8		7.4%	$10.4	6.7%	$37.2	7.2%
Unitranche debt(2)	4.5		10.3%	0.5	6.6%	5.0	9.9%
Subordinated debt	129.9	(3)	12.0%	31.3	14.2%	161.2	12.4%

Total loans and debt securities	161.2		11.2%	42.2	12.3%	203.4	11.4%
Preferred shares/income notes of CLOs(4)	3.0		27.6%	—		3.0	27.6%
Subordinated certificates in Unitranche Fund LLC	30.7		12.4%	—		30.7	12.4%
Equity	13.6			23.9		37.5

Total	$208.5			$66.1		$274.6

	For the Year Ended December 31, 2008
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$175.9		7.4%	$13.9	5.4%		$189.8	7.2%
Senior secured loan to Ciena Capital LLC	—			319.0	0.0	%(5)	319.0	0.0	%(5)
Unitranche debt(2)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	246.4	(3)	12.6%	54.8	15.4%		301.2	13.1%

Total loans and debt securities	437.6		10.4%	388.2	2.4%		825.8	6.6	%(6)
Preferred shares/income notes of CLOs(4)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Unitranche Fund LLC	124.7		10.9%	—			124.7	10.9%
Equity	40.5			41.5			82.0

Total	$638.4			$429.7			$1,068.1

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(3)	Subordinated debt investments for the three months ended March 31, 2008, and year ended December 31, 2008, included $2.0 million and $43.8 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(4)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(5)	The senior secured loan to Ciena Capital LLC was acquired on September 30, 2008, and was placed on non-accrual status on the purchase date.
(6)	Excluding the senior secured loan to Ciena, the weighted average yield on new investments for the year ended December 31, 2008 was 10.8%.

For the three months ended March 31, 2009, we made private finance investments totaling $38.9 million. Investments in the first quarter arose primarily from fundings under pre-existing investment commitments, including fundings under revolving line of credit instruments.

Historically, our focus for investments generally has been on higher return junior debt capital investments. Senior loans funded by us generally were funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. We have made fewer direct unitranche debt investments since the establishment of the Unitranche Fund LLC (Unitranche Fund) in the fourth quarter of 2007. Unitranche loans sourced by us generally are referred to the Unitranche Fund. Since its inception, we have invested $125.4 million in the Unitranche Fund, which supported its closing of investments totaling $789.3 million. The 9.2% yield on the subordinated certificates in the Unitranche Fund at March 31, 2009, represents the contractual coupon on the subordinated certificates and excludes any return from potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “Managed Funds” below.

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

We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans underwritten or arranged by us may be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to the Managed Funds or funds managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. After completing loan sales, we may retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment.

We have focused our efforts on selling assets in our portfolio to generate capital. Principal collections related to private finance investment repayments or sales were $240.7 million for the three months ended March 31, 2009, including $132.2 million of cash collections related to notes and other receivables received from the sale of investments in one portfolio company in prior periods. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies.

Outstanding Investment Commitments.  At March 31, 2009, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$11.2	$11.8	$84.8	$107.8	(2)
Unitranche debt	3.0	—	15.6	18.6
Subordinated debt	19.5	4.3	3.0	26.8

Total loans and debt securities	33.7	16.1	103.4	153.2
Unitranche Fund	399.6	—	—	399.6
Equity securities	20.2	10.3	36.0	66.5	(3)

Total	$453.5	$26.4	$139.4	$619.3

(1)	Includes a $4.0 million revolving line of credit commitment for working capital to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments.

(2)	Includes $105.1 million in the form of revolving senior debt facilities to 27 companies.

(3)	Includes $45.2 million to 11 private equity and venture capital funds, including $3.3 million in co-investment commitments to one private equity fund. These fund commitments are generally drawn over a multi-year period of time as the funds make investments.

Total commitments were $619.3 million at March 31, 2009, which included $399.6 million in commitments to the Unitranche Fund (see “Managed Funds”). Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval.

In addition to these outstanding investment commitments at March 31, 2009, we also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources” below. We intend to fund these commitments with existing cash and through cash flows from operations before new investments, although there can be no assurance that we will generate sufficient cash flows to satisfy these commitments.

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both March 31, 2009, and December 31, 2008, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$128.0	$81.9	12.9%	$127.7	$86.1	18.5%
Preferred shares/income notes of CLOs	250.4	104.4	7.9%	248.2	179.2	16.4%

Total	$378.4	$186.3		$375.9	$265.3

Percentage of total assets		5.5%			7.1%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above. See discussion below.

(2)	Included in private finance subordinated debt.

The CLO and CDO issuances in which we have invested are primarily invested in senior corporate loans. Certain of these funds are managed by Callidus, and certain of these funds are managed by us. See also Note 3, “Portfolio” from our Notes to the Consolidated Financial Statements included in Item 1.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both March 31, 2009, and December 31, 2008, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At March 31, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 646 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$240.7	$268.3
Syndicated loans	4,428.8	4,477.3
Cash(1)	130.6	89.6

Total underlying collateral assets at cost(2)	$4,800.1	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At March 31, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $134.0 million and $95.0 million, respectively, or approximately 2.8% and 2.0%, respectively, of the total underlying collateral assets.

Throughout 2008, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased throughout 2008, the fair value of certain of our investments in these assets decreased. At March 31, 2009, the market yield used to value our preferred shares/income notes was 27.5%. Ratings agencies have continued to downgrade the underlying collateral in these types of structures regardless of the payment status of the loan or debt security. In the current economic environment, we expect ratings downgrades, defaults and losses to continue to increase, and we have also considered this in our valuation analysis. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2009, included a net decrease of $82.5 million related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2008 and in the first quarter of 2009. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

As the debt capital markets show significant volatility, yield spreads may widen further. As a result, if the market yields for our investments in CLOs continue to increase, or should the performance of the underlying assets in the CLOs decrease or additional ratings downgrades occur, the fair value of our investments may decrease further.

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

At March 31, 2009 and December 31, 2008, our investment in Ciena was as follows:

	March 31, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$64.1	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	112.6	—	109.3	—

Total	$551.1	$64.1	$547.8	$104.9

(1)	At March 31, 2009 and December 31, 2008, we held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

At March 31, 2009 and December 31, 2008, other assets includes amounts receivable from or related to Ciena totaling $15.5 million and $15.4 million, respectively, at cost and $2.1 million and $2.1 million at value, respectively. Net change in unrealized appreciation or depreciation included a net decrease in our investment in Ciena of $44.1 million and $39.3 million for the three months ended March 31, 2009 and 2008, respectively.

In addition, at March 31, 2009, we had standby letters of credit issued under our line of credit of $94.1 million in connection with term securitization transactions completed by Ciena. The term securitizations have experienced increasing defaults as a result of the economic environment, which may require us to fund a portion of the standby letters of credit in 2009. Our asset coverage ratio is currently less than 200% and we currently are in default under our revolving line of credit. In addition, the financial institution that has issued these letters of credit has experienced a ratings downgrade. As a result, we may need to use cash to provide credit enhancement to these term securitizations if these letters of credit cannot be maintained through our revolving credit facility or if the issuer of these letters of credit is further downgraded. During the three months ended March 31, 2009, we contributed $3.3 million to Ciena in exchange for additional Class C equity interests, which was used to support Ciena’s term securitizations in lieu of a draw under the letters of credit. This investment was required as a result of the downgrade of the issuer of the letters of credit. We have considered any funding under the letters of credit in the valuation of Ciena at March 31, 2009 and December 31, 2008.

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due. As of March 31, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $64.1 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with our continuing guaranty of the amounts held by this bank, we have agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

Our investment in Ciena was on non-accrual status, therefore we did not earn any interest and related portfolio income from our investment in Ciena for the three months ended March 31, 2009 and 2008.

At March 31, 2009, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena is in the process of selling loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. We have issued performance guaranties whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA guaranteed loans issued by Ciena. Ciena also is subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan (B&I) program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. We are unable to predict the outcome of these inquiries, and it is possible that third parties could try to seek to impose liability against us in connection with certain defaulted loans in Ciena’s portfolio. These investigations, audits and reviews are ongoing.

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, any funding under the letters of credit, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at March 31, 2009 and December 31, 2008.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

					At and for the
	At and for the				Year Ended
	Three Months Ended March 31,				December 31,
	2009		2008		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$53.9	6.7%	$53.5	7.9%	$53.5	7.4%
Real estate owned	7.8		30.2		20.8
Equity interests	17.3		32.1		19.6

Total portfolio	$79.0		$115.8		$93.9

Investments funded	$1.1		$0.5		$10.1
Payment-in-kind interest, net of cash collections	$—		$0.2		$0.2
Principal collections related to investment repayments or sales	$1.1		$8.4		$16.8

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At March 31, 2009, we had outstanding funding commitments related to the commercial real estate portfolio of $32.3 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $7.5 million.

Managed Funds

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At March 31, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

On March 3, 2009, we announced the completion of the acquisition of the management contracts of three middle market senior debt CLOs (together, the Emporia Funds) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and will be amortized over the life of the contracts. The Emporia Funds primarily invest in middle market and broadly syndicated senior secured loans. We are not an investor in the Emporia Funds.

The assets of the Managed Funds at March 31, 2009 and December 31, 2008, and our management fees as of March 31, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	March 31,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Unitranche Fund LLC	$781.3	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	397.7	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	502.0	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	304.6	304.8	0.600%
AGILE Fund I, LLC	83.2	99.3	—	(1)
Emporia Preferred Funding I, Ltd.	414.2	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	352.5	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.2	—	0.650	%(1)

Total Assets	$3,241.7	$2,107.4

(1)	In addition to the management fees, we are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and reduced to 1.625% effective January 1, 2009.

A portion of the management fees earned by us may be deferred under certain circumstances. Collection of the fees earned is dependent in part on the performance of the fund. We may pay a portion of management fees we receive to Callidus Capital Corporation, a portfolio investment controlled by us, for services provided as special manager to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

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

During the three months ended March 31, 2009, we did not sell any assets to the funds. During the three months ended March 31, 2008, we sold $166.7 million of assets to the AGILE Fund I, LLC, for which we recognized a realized gain of $8.8 million and dividend income of $5.4 million.

In addition to managing these funds, we hold certain investments in the Managed Funds as follows:

($ in millions)		March 31, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Unitranche Fund LLC(1)	Subordinated Certificates and Equity Interests	$124.5	$124.5	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	32.9	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	60.4	35.4	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes, Class E Notes and Income Notes	52.3	47.9	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$269.7	$241.1	$270.2	$260.5

(1)	We have committed up to $525.0 million of subordinated certificates to the Unitranche Fund. The Unitranche Fund will be capitalized as investment transactions are completed. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval.

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

At March 31, 2009, and December 31, 2008, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2009	2008

Private finance
Companies more than 25% owned	$134.5	$176.1
Companies 5% to 25% owned	13.6	—
Companies less than 5% owned	69.3	151.8
Commercial real estate finance	11.0	7.7

Total	$228.4	$335.6

Percentage of total portfolio	7.9%	9.6%

At March 31, 2009 and December 31, 2008, private finance non-accruals included our senior secured debt in Ciena, which was $64.1 million or 2.2% and $104.9 million or 3.0%, respectively of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above. During the quarter ended March 31, 2009, we placed certain interest bearing investments in six portfolio companies on non-accrual; however, non-accruals decreased primarily due to depreciation.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at March 31, 2009, and December 31, 2008, were as follows:

($ in millions)	2009	2008

Private finance	$65.8	$106.6
Commercial mortgage loans	1.4	1.4

Total	$67.2	$108.0

Percentage of total portfolio	2.3%	3.1%

At March 31, 2009 and December 31, 2008, private finance loans and debt securities over 90 days delinquent included our senior secured debt in Ciena, which was $64.1 million or 2.2% and $104.9 million or 3.0%, respectively of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $67.2 million and $108.0 million at March 31, 2009, and December 31, 2008, respectively. Our assets on non-accrual are higher than our loans over 90 days delinquent primarily due to the effect of payment-in-kind interest. Loans with payment-in-kind interest experience no payment delinquency, but collection of that payment-in-kind interest in the future may be doubtful and we may determine that the loan should be placed on non-accrual. Given the severity of this economic recession, we would expect that non-accruals and loans over 90 days delinquent may increase in the future.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 and 2008

The following table summarizes our operating results for the three months ended March 31, 2009 and 2008.

	For the Three Months
	Ended March 31,			Percent
(in thousands, except per share amounts)	2009	2008	Change	Change
	(unaudited)

Interest and Related Portfolio Income
Interest and dividends	$88,730	$134,660	$(45,930)	(34)%
Fees and other income	6,452	10,284	(3,832)	(37)%

Total interest and related portfolio income	95,182	144,944	(49,762)	(34)%

Expenses
Interest	43,485	37,560	5,925	16%
Employee	11,070	22,652	(11,582)	(51)%
Employee stock options	773	4,195	(1,994)	(82)%
Administrative	9,845	9,019	826	9%
Impairment of long-lived asset	2,873	—	2,873	*

Total operating expenses	68,046	73,426	(5,380)	(8)%

Gain on repurchase of debt	1,995	—	1,995	*

Net investment income before income taxes	29,131	71,518	(42,387)	(59)%
Income tax expense (benefit), including excise tax	(378)	1,969	(2,347)	(119)%

Net investment income	29,509	69,549	(40,040)	(58)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(27,109)	3,143	(30,252)
Net change in unrealized appreciation or depreciation	(350,070)	(113,404)	(236,666)

Total net gains (losses)	(377,179)	(110,261)	(266,918)

Net income (loss)	$(347,670)	$(40,712)	$(309,958)	(754)%

Diluted earnings (loss) per common share	$(1.95)	$(0.25)	$(1.70)	(680)%

Weighted average common shares outstanding — diluted	178,692	161,507	17,185	11%

*	Comparisons may not be meaningful. Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period.

Interest and Related Portfolio Income. Interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three months ended March 31, 2009 and 2008, was composed of the following:

($ in millions)	2009	2008

Interest
Private finance loans and debt securities	$70.8	$107.0
Preferred shares/income notes of CLOs	9.6	7.5
Subordinated certificates in Unitranche Fund LLC	2.9	0.3
Commercial mortgage loans	0.9	1.2
Cash, U.S. Treasury bills, money market and other securities	0.0	1.8

Total interest	84.2	117.8
Dividends	4.5	16.9

Total interest and dividends	$88.7	$134.7

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at March 31, 2009 and 2008, were as follows:

	2009		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$289.1	5.9%	$325.7	7.0%
Unitranche debt	403.8	12.1%	655.7	11.8%
Subordinated debt	1,492.7	13.5%	2,430.4	13.0%
Equity securities:
Preferred shares/income notes of CLOs	104.4	8.0%	197.4	15.8%
Subordinated certificates in Unitranche Fund LLC	124.5	9.2%	31.5	12.4%
Commercial real estate:
Commercial Mortgage loans	53.9	6.7%	53.5	7.9%

Total interest-bearing investments	$2,468.4	11.8%	$3,694.2	12.3%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Unitranche Fund LLC is computed as the (a) annual stated interest rate divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below. The weighted average yields are computed as of the balance sheet date.

Interest income has decreased over the 2008 period primarily as a result of decreases in the weighted average yield and decreases in the aggregate size of the interest-bearing portfolio due to disposition of certain investments as we have been harvesting capital from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. Interest income also decreased by approximately $2.9 million due to additional investments being placed on non-accrual status. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in value of interest-bearing investments and the mix of interest-bearing investments in the portfolio, including the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. We are studying various means to reduce the amount of non-interest bearing securities in our portfolio and redeploy the capital into interest bearing debt investments. However, because we recently have exited, and in the future intend to exit, several interest-bearing investments in order to accumulate capital for repayment of debt, we expect that income from our interest-bearing investments will continue to decrease in 2009.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the three months ended March 31, 2009, was $4.5 million as compared to $16.9 million for the three months ended March 31, 2008. Dividend income for the three months ended March 31, 2008 includes a $7.1 million dividend received in connection with the recapitalization of Norwesco, Inc., and $5.5 million of dividends received in connection with the sale to AGILE Fund I, LLC. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the three months ended March 31, 2009 and 2008, included fees relating to the following:

($ in millions)	2009	2008

Fund management fees(1)	$2.8	0.6
Management, consulting and other services provided to portfolio companies	2.2	2.9
Loan prepayment premiums	0.8	—
Commitment, guaranty and other fees from portfolio companies	0.6	1.7
Structuring and diligence	—	$5.1

Total fees and other income	$6.4	$10.3

(1)	See “Portfolio and Investment Activity — Managed Funds” above.

Fees and other income generally are related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided and the level of assets in managed funds for which we earn management or other fees. We have added several new Managed Funds since March 31, 2008, which resulted in an increase in fund management fees. Given our outlook for future investment activity for our balance sheet as well as for certain Managed Funds, we expect that total fee income in the future will reflect lower new investment levels. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

We earned no structuring and diligence fees in the first quarter of 2009. Structuring and diligence fees for the three months ended March 31, 2008, included $1.8 million earned by us in connection with investments made by the Unitranche Fund LLC. See “Managed Funds” above. The remainder of the structuring and diligence fees for 2008 primarily related to the level of new investment originations. Because we expect new investment activity to continue to be at a low level, we expect structuring and diligence fees to be lower in 2009 than in 2008.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, administrative expenses and the impairment of long-lived asset.

Interest Expense.  The fluctuations in interest expense during the three months ended March 31, 2009 and 2008, primarily were attributable to increases in our weighted average cost of debt capital as well as changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)	2009	2008

Total outstanding debt	$1,942.5	$2,191.6
Average outstanding debt	$1,945.0	$2,209.5
Weighted average cost(1)	8.6%	6.2%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

At the end of the fourth quarter of 2008, we amended our private notes and revolving line of credit, which increased the stated interest rate on those obligations by 100 basis points. Subsequent to this amendment, events of default have occurred and are continuing on these instruments. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to an additional 200 basis points. Pursuant to the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by an additional 200 basis points. During the three months ended March 31, 2009, we incurred additional interest expense totaling $3.6 million related to the default interest. We are in discussions with our lenders regarding a more comprehensive restructuring of these debt agreements to provide us long-term operational flexibility in this difficult economy. See “Financial Condition, Liquidity and Capital Resources” below.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $2.0 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. Installment interest expense for the year ended December 31, 2009, is estimated to be approximately $7.8 million. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)	2009	2008

Salaries and employee benefits	$8.8	$12.4
Bonuses and performance awards	2.3	10.3
Individual performance award (IPA)	—	2.4
IPA mark to market expense (benefit)	—	(4.1)
Individual performance bonus (IPB)	—	1.7

Total employee expense(1)	$11.1	$22.7

Number of employees at end of period	134	186

(1)	Excludes employee stock options expense. See below.

During the second half of 2008, we consolidated our investment execution activities to our Washington, DC headquarters and our office in New York in an effort to improve our operating efficiencies, reducing our headcount by approximately 50 employees. Our employee expense for the first quarter of 2009 reflects this reduction in headcount.

The quarterly accrual for employee bonuses is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Employee bonuses generally are paid after the completion of the fiscal year.

The IPA and IPB are part of an incentive compensation program for certain officers and generally are determined annually at the beginning of each year but may be adjusted throughout the year. In 2008, IPAs were paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in our common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by us. We currently have not established an IPA or IPB for 2009; however, depending upon our need to retain and motivate our employees, we may determine in conjunction with the Compensation Committee of the Board of Directors that some form of 2009 retention compensation or individual performance compensation may be in the best interests of the company.

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

The accounts under the deferred compensation arrangements totaled $52.5 million at December 31, 2007. The balances on the termination date were distributed to participants in March 2008 subsequent to the termination date, in accordance with the transition rule for payment elections under Section 409A of the Code. Distributions from the plans were made in cash or shares of our common stock, net of required withholding taxes. The distribution of the accounts under the deferred compensation arrangements resulted in a tax deduction for 2008, subject to the limitations set by Section 162(m) of the Code for persons subject to such section.

Employee Stock Options Expense.  The employee stock options expense for the three months ended March 31, 2009 and 2008, was as follows:

($ in millions)	2009	2008

Employee Stock Options Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$1.7
Options granted on or after January 1, 2006	0.8	2.5

Total employee stock options expense	$0.8	$4.2

On March 3, 2009, the Compensation Committee of our Board of Directors granted 10.6 million options with an exercise price of $0.73 per share. The options vest in three equal installments on June 30, 2009, June 30, 2010 and June 30, 2011.

We estimate that the employee-related stock options expense for outstanding unvested options as of March 31, 2009, will be approximately $3.7 million, $4.1 million, and $3.7 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate does not include any expense related to stock option grants after March 31, 2009, as the fair value of those stock options will be determined at the time of grant. This estimate may change if our assumptions related to future option forfeitures change.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses for the three months ended March 31, 2009 and 2008, were $9.8 million and $9.0 million, respectively. Administrative expenses increased primarily due to an increase in legal and other professional fees.

Impairment of Long-Lived Asset.  In our efforts to reduce overall administrative expenses, we entered into an arrangement to sell our corporate aircraft. We expect the sale will be completed during the second quarter of 2009. The expected sales price of the aircraft is less than our carrying cost, therefore, we recorded an impairment charge of $2.9 million during the three months ended March 31, 2009.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three months ended March 31, 2009 and 2008, was as follows:

($ in millions)	2009	2008

Income tax expense (benefit)	$(0.4)	$(0.3)
Excise tax expense(1)	—	2.3

Income tax expense (benefit), including excise tax	$(0.4)	$2.0

(1)	While excise tax expense is presented in the consolidated statement of operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains (losses).

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

We did not record an excise tax for the three months ended March 31, 2009. See “Dividends and Distributions” below.

Realized Gains and Losses.  Net realized gains or losses primarily result from the sale of portfolio investments. Net realized gains (losses) for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)	2009	2008

Realized gains	$12.8	$32.7
Realized losses	(39.9)	(29.6)

Net realized gains (losses)	$(27.1)	$3.1

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2009 and 2008, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized or dividends were received as follows:

($ in millions)	2009	2008

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(1.0)	$(32.5)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(3.4)	(13.5)
Reversal of previously recorded net unrealized depreciation associated with realized losses	17.0	28.5

Total reversal	$12.6	$(17.5)

Realized gains for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
GC-Sun Holdings, LP	$6.8
Other	1.8

Total private finance	8.6

Commercial Real Estate:
Real estate owned	4.1
Other	0.1

Total commercial real estate	4.2

Total realized gains	$12.8

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$10.7
BenefitMall, Inc.	4.9
Financial Pacific Company	3.1
Penn Detroit Diesel Allison, LLC	1.7
Service Champ, Inc.	1.7
Advantage Sales & Marketing, Inc.(1)	3.2
Coverall North America, Inc.	1.4
CR Holding, Inc.	1.0
Other	4.9

Total private finance	32.6

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$32.7

(1) Includes an additional realized gain of $1.7 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the three months ended March 31, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$27.3
Becker Underwood, Inc.	2.8
Old Orchard Brands, LLC	4.5
Pro Mach, Inc.	2.9
Tank Intermediate Holding Corp.	2.2
Other	0.2

Total private finance	39.9

Commercial Real Estate:
Other	—

Total commercial real estate	—

Total realized losses	$39.9

2008
Portfolio Company	Amount

Private Finance:
Crescent Equity Corp. — Longview Cable & Data, LLC	$8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.0
Other	4.9

Total private finance	29.3

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total realized losses	$29.6

During the three months ended March 31, 2009, we focused our efforts on harvesting capital from our portfolio in order to generate capital to repay indebtedness and de-lever our balance sheet. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition. For the three months ended March 31, 2009, we sold or had repayments on portfolio investments that generated cash proceeds of $241.8 million, including cash proceeds of $220.5 million related to asset sales. The proceeds from these asset sales collectively represented 85% of our cost basis and 91% of our value at December 31, 2008.

Realized gains and losses for the three months ended March 31, 2008, include net realized gains totaling $8.8 million (subsequent to post-closing adjustments) and net realized losses of $5.5 million from the sales of certain investments to our Managed Funds. We did not sell any investments to our Managed Funds during the three months ended March 31, 2009. See “— Managed Funds” above.

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement) and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At March 31, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 86% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (M&A) market as the principal market generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we use the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

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

In determining a multiple to use for valuation purposes, we generally look to private merger and acquisition statistics, the entry multiple for the transaction, public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

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

The fair value of our CLO/CDO Assets is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/ income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis. If we were to sell a group of these CLO/CDO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the

Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three months ended March 31, 2009 and 2008, we received third-party valuation assistance as follows:

	2009	2008

Number of private finance portfolio companies reviewed	93	124
Percentage of private finance portfolio reviewed at value	94.0%	94.0%

Professional fees for third-party valuation assistance were $1.9 million for the year ended December 31, 2008, and are estimated to be approximately $1.3 million for 2009.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three months ended March 31, 2009 and 2008, consisted of the following:

($ in millions)	2009(1)	2008(1)

Net unrealized appreciation (depreciation)	$(362.7)	$(95.9)
Reversal of previously recorded unrealized appreciation associated with realized gains	(1.0)	(32.5)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(3.4)	(13.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	17.0	28.5

Net change in unrealized appreciation or depreciation	$(350.1)	$(113.4)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

The primary drivers of the net unrealized depreciation of $362.7 million resulting from changes in portfolio value for the quarter ended March 31, 2009, were (i) additional depreciation in our CLO/CDO investments, which totaled $82.5 million (see “— Portfolio and Investment Activity, Private Finance”), (ii) additional depreciation of $77.2 million on our investment in EarthColor, Inc., a full service commercial printer, (iii) additional depreciation of $44.1 million on our investment in Ciena Capital (see “— Portfolio and Investment Activity, Private Finance” above), and (iv) additional depreciation of $16.8 million on our investment in WMA Equity Corporation and Affiliates, a marketer of children’s apparel.

Other investments in the portfolio, in the aggregate, accounted for the remaining 39% of the net unrealized depreciation in the first quarter of 2009. Within these other portfolio investments, for the companies where the value was determined based on an EBITDA multiple approach, enterprise values decreased primarily as a result of decreases in multiples. Multiple compression accounted for approximately 85% of the decrease in enterprise value and decreased EBITDA drivers accounted for approximately 15% of the decrease in enterprise value for these companies. Enterprise value multiples for these companies averaged 6.4x with a median multiple of 6.0x for the first quarter valuations. This compares to enterprise value multiples for these companies used for fourth quarter 2008 valuations that averaged 6.9x with a median multiple of 6.5x.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 178.7 million and 161.5 million for the three months ended March 31, 2009 and 2008, respectively.

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

As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses generally are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Noncash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

DIVIDENDS AND DISTRIBUTIONS

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. As a regulated investment company, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our revolving credit facility contain provisions that limit the amount of dividends we can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at March 31, 2009, we were in default of that covenant. During the continuance of an event of default, we are precluded from declaring dividends or other distributions to our shareholders. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

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

No dividends were paid or declared for the three months ended March 31, 2009. Dividends to common shareholders were $0.65 per share for the three months ended March 31, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Events of Default, Liquidity and Operations.  We experienced a significant reduction in our net worth during the second half of 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflected market conditions. As a result, on December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4, “Debt” from our Notes to the Consolidated Financial Statements included in Item 1.

In January 2009 we re-opened discussions with the revolving line of credit lenders and the private noteholders to seek relief under certain terms of both the revolving credit facility and the private notes due to certain events of covenant default. At December 31, 2008, our asset coverage was less than the 200% required by the revolving credit facility and the private notes. We continued to experience additional net unrealized depreciation on our portfolio in the first quarter of 2009 and as a result, as of March 31, 2009, our asset coverage remained less than 200%. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. In addition, we have not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of our assets. Under these debt agreements, events of default have occurred and are continuing related to these covenants and certain financial and other covenants. Discussions with the revolving line of credit lenders and the private noteholders are continuing and the discussions encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility.

Pursuant to the 1940 Act, we are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200%. Our publicly issued notes require us to comply with this provision of the 1940 Act. At March 31, 2009, our asset coverage ratio was 171%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, we will not be able to issue additional indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The existence of an event of default under the revolving line of credit and private notes restricts us from additional borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to 200 basis points. Pursuant to the terms of the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by 200 basis points.

On March 27, 2009, pursuant to the terms of the revolving line of credit, the administrative agent for the lenders terminated substantially all of the unused commitments under the revolving line of credit. As a result, the aggregate commitments under our revolving line of credit have been reduced to $165.0 million. As of March 31, 2009, we had $50 million in outstanding borrowings and $113.5 million in outstanding letters of credit issued under the revolving line of credit.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We do not have available cash resources sufficient to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. We continue to seek a comprehensive restructuring of these debt agreements to provide long-term operational flexibility. In addition, we continue to sell assets to generate capital to repay debt. There can be no assurance that our plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause us to evaluate other alternatives and would have a material adverse effect on our operations. The consolidated financial statements included in Item 1 herein do not include any adjustments that might result from these uncertainties.

We have continued to focus our efforts on generating capital in order to repay indebtedness and de-lever our balance sheet. During the three months ended March 31, 2009, we sold or had repayments on portfolio investments that generated $241.8 million of cash proceeds. Subsequent to March 31, 2009, we sold portfolio investments that generated additional cash proceeds of $78.4 million. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition (see “— Realized Gains and Losses” above). We expect to complete additional asset sales throughout the course of the year and given the distressed market and our desire to sell assets to generate liquidity, we may incur additional realized losses upon such dispositions.

Also during the three months ended March 31, 2009, we repurchased $2.5 million of our publicly issued notes at a cost of $0.5 million, resulting in a net gain of $2.0 million. Subsequent to March 31, 2009, we purchased publicly issued notes in the market with a total par value of $56.8 million, which consisted of $34.6 million of our 6.625% Notes due 2011 and $22.2 million of our 6.000% Notes due 2012, for a total cost of $17.7 million, resulting in a gain of $39.1 million which will be reflected in our results of operations for the three months ending June 30, 2009.

We may continue to engage in a variety of activities as a means to improve our asset coverage ratio and net asset value, which may include but are not limited to: continuing to sell assets to generate capital to retire debt; refinancing or repurchasing, at par or at a discount, our outstanding debt; foregoing or limiting dividend payments in order to retain capital; and purchasing our common stock in the market to the extent permitted under the 1940 Act. We also plan to continue to carefully manage our employee and administrative expenses. There can be no assurance that we will be able to increase our asset coverage ratio or net asset value.

At March 31, 2009, and December 31, 2008, our cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2009	2008

Cash and investments in money market and other securities (including money market and other securities: 2009-$0.0; 2008-$0.3)	$290.2	$50.7
Total assets	$3,387.6	$3,722.2
Total debt outstanding	$1,942.5	$1,945.0
Total shareholders’ equity	$1,369.8	$1,718.4
Debt to equity ratio	1.42	1.13
Asset coverage ratio(1)	171%	188%

(1)	As a business development company, we generally are required to maintain a minimum ratio of 200% of total assets to total borrowings.

Also pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders, or repurchasing shares of our common stock until such time as our asset coverage would be at least 200%. At March 31, 2009, our asset coverage ratio was 171% and, as a result, we currently are unable to declare dividends or other distributions to our shareholders, or repurchase shares of our common stock. In addition, we generally are not able to issue and sell our common stock at a price below net asset value per share. Our common stock currently is trading at a price below our net asset value of $7.67 per share.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the three months ended March 31, 2009 and 2008, was as follows:

($ in millions)	2009	2008

Net cash provided by operating activities	$240.1	$111.3
Add: portfolio investments funded	39.9	275.1

Total cash provided by operating activities before new investments	$280.0	$386.4

Given the severe economic recession we are experiencing in the United States, we believe that our cash flows from investment exits for 2009 will be lower than prior years when we were in a more robust economy. We believe, however, that we will generate sufficient cash flow to fund our operations and meet our scheduled debt service requirements, although there can be no assurance that we will generate sufficient cash flow.

At March 31, 2009, and December 31, 2008, the value and yield of the cash and investments in money market and other securities were as follows:

	2009		2008
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$0.0	0.2%	$0.3	1.7%
Cash	290.2	0.0%	50.4	0.1%

Total	$290.2	0.0%	$50.7	0.1%

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

During the three months ended March 31, 2008, and for the year ended December 31, 2008, we sold new equity of $170.9 million, and $402.5 million, respectively, in public offerings. In addition, shareholders’ equity increased through capital share transactions by $3.9 million and $5.4 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan for the three months ended March 31, 2008, and the year ended December 31, 2008, respectively. Shareholders’ equity also increased by $26.4 million during the three months ended March 31, 2008, as a result of the distribution of the common stock held in deferred compensation trusts.

At March 31, 2009, and December 31, 2008, we had outstanding debt as follows:

	2009				2008
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)

Notes payable:
Privately issued unsecured notes payable	$1,015.0	$1,015.0	9.8%	(5)	$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	877.5	877.5	6.7%		880.0	880.0	6.7%

Total notes payable	1,892.5	1,892.5	8.3%		1,895.0	1,895.0	7.3%
Revolving line of credit(2)	165.0	50.0	6.3%	(5)	632.5	50.0	4.3%	(3)

Total debt	$2,057.5	$1,942.5	8.6%	(5)	$2,527.5	$1,945.0	7.7%	(4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus any applicable default interest, plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	At March 31, 2009 and December 31, 2008, $1.5 million and $460.2 million, respectively, remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $113.5 million and $122.3 million, respectively, issued under the credit facility.
(3)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, annual costs of commitment fees, other facility fees and amortization of debt financing costs related to the line of credit are $6.0 and $8.5 million, respectively, at both March 31, 2009, and December 31, 2008.
(4)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.
(5)	Events of default have occurred and are continuing under the revolving line of credit and private notes which have increased the interest rates by 2.00% during the continuance of such events of default. Excluding this default interest, the annual interest cost on total debt would have been 7.5%.

Revolving Line of Credit.  We have an unsecured revolving line of credit with total commitments of $165.0 million that expires on April 11, 2011. At March 31, 2009, there was $50.0 million outstanding under our revolving line of credit and standby letters of credit of $113.5 million were issued under the credit facility.

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

The revolving credit facility provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The revolving credit facility also provides for a sub-facility for the issuance of letters of credit for up to an aggregate amount of $115 million. The letter of credit fee is 3.00% per annum on letters of credit issued, which is payable quarterly. Events of default have occurred which have increased the interest rate and fees on letters of credit by up to 2.00% during the continuance of such events of default. See “Events of Default, Liquidity and Operations” above.

Privately Issued Unsecured Notes Payable.  We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The private notes have five- or seven-year maturities and fixed rates of interest ranging from 6.53% to 9.14% at March 31, 2009. Events of default have occurred, which has increased these interest rates by 2.00% during the continuance of such events of default. See “Events of Default, Liquidity and Operations” above. The private notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At March 31, 2009, the notes had maturities from November 2009 to June 2015. The private notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the note agreements.

The revolving line of credit and the private notes have similar financial and operating covenants. These covenants require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, crossdefaults, bankruptcy events, failure to pay judgments, attachment of our assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. These debt agreements limit our ability to declare dividends or repurchase our common stock during the existence of certain defaults and events of default.

Amendments to Revolving Line of Credit and Privately Issued Unsecured Notes Payable.  On December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit. The amendments reduced our capital maintenance covenant to the greater of $1.5 billion and 85% of consolidated adjusted debt, and reduced our interest charges coverage ratio covenant, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters ending on such day, to 1.4 to 1 for each fiscal quarter to and including the fiscal quarter ending December 31, 2009, to 1.6 to 1 for the fiscal quarter ending March 31, 2010 and each fiscal quarter thereafter to and including the fiscal quarter ending December 31, 2010, and to 1.7 to 1 for the fiscal quarter ending March 31, 2011 and each fiscal quarter thereafter. The amendments did not modify our obligation to maintain a minimum 200% asset coverage ratio.

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

Publicly Issued Unsecured Notes Payable.  At March 31, 2009, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$397.5	July 15, 2011
6.000% Notes due 2012	250.0	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$877.5

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, if any, as stipulated in the notes. In addition, we may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the three months ended March 31, 2009, we paid $0.5 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $2.5 million.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. We may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes. The notes are listed on the New York Stock Exchange under the trading symbol AFC.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable. We are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At March 31, 2009, our asset coverage ratio was 171%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of March 31, 2009.

		Payments Due By Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Privately issued unsecured notes payable(1)	$1,015.0	$1,015.0	$—	$—	$—	$—	$—
Publicly issued unsecured notes payable	877.5	—	—	397.5	250.0	—	230.0
Revolving line of credit(2)	50.0	50.0	—	—	—	—	—
Operating leases	14.1	3.4	4.4	1.7	1.7	1.7	1.2

Total contractual obligations	$1,956.6	$1,068.4	$4.4	$399.2	$251.7	$1.7	$231.2

(1)	The private notes have stated contractual maturities as follows: 2009-$252.5 million, 2010-$408.0 million, 2011-$72.5 million, 2012-$89.0 million, 2013-$140.5 million and thereafter-$52.5 million.

(2)	At March 31, 2009, $50.0 million was borrowed on the revolving line of credit and $113.5 million of standby letters of credit were issued under the credit facility. In March 2009, the commitment under our unsecured revolving line of credit was reduced to $165.0 million. See “Revolving Line of Credit” above.

As discussed above, events of default have occurred and are continuing under the revolving line of credit and private notes. Neither the lenders nor noteholders have accelerated repayment; however, if the administrative agent for the lenders under the revolving line of credit or the required percentage of lenders under the revolving line of credit or noteholders under the private notes, respectively, were to accelerate repayment, these obligations would become immediately due and payable. Therefore, in the table above, the private notes and revolving line of credit are shown as payable in 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We generally have issued guarantees and have obtained standby letters of credit under our revolving line of credit for the benefit of counterparties to certain portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of March 31, 2009.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	113.5	113.5	—	—	—	—	—

Total commitments	$132.7	$121.0	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under our revolving line of credit. Our asset coverage ratio is currently less than 200% and events of default have occurred and are continuing under our revolving line of credit. Therefore, we are precluded from borrowing under our revolving line of credit to fund these standby letters of credit and we may need to fund these letter of credit draws with cash in lieu of a borrowing. As a result, in the table above we have assumed that these standby letters of credit may not be able to be extended and may mature in 2009. During the existence of an event of default, the administrative agent is (i) permitted to require us to provide cash collateral equal to the face amount of all outstanding standby letters of credit and (ii) not required to extend the existing letters of credit beyond their maturity dates, all of which expire during the course of 2009. There can be no assurance that we will have cash resources sufficient to satisfy these commitments should the standby letters of credit not be extended.

In addition, we had outstanding commitments to fund investments totaling $651.6 million at March 31, 2009, including $619.3 million related to private finance investments and $32.3 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $399.6 million to the Unitranche Fund LLC. Investments made by the Unitranche Fund must be approved by the investment committee of the Unitranche Fund, which includes a representative from us and GE. Therefore, our commitment to the Unitranche Fund cannot be drawn without our approval. See “— Portfolio and Investment Activity — Outstanding Commitments” above.

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

  Valuation of Portfolio Investments.  We, as a BDC, have invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the Investment Company Act of 1940 and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement) and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

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

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (M&A) market as the principal market generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we use the enterprise value methodology to determine the fair value of these investments under SFAS 157. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

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

Our equity investments in private debt and equity funds generally are valued at such fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO bonds and preferred shares/income notes and CDO bonds (CLO/CDO Assets) is generally based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment or loss assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

Recent Accounting Pronouncements.  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). In April 2009, the FASB issued FSP 157-4, which provides guidance on how to determine the fair value of assets under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair-value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums.

We adopted the provisions of FSP 157-4 on a prospective basis beginning in the quarter ending March 31, 2009. The adoption of the provisions of FSP 157-4 did not have a material effect on our consolidated financial statements.

Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

We adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in quantitative or qualitative disclosures about market risk since December 31, 2008.

Item 4.  Controls and Procedures

(a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chairman of the board, chief executive officer, chief financial officer and chief accounting officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chairman of the board, chief executive officer, chief financial officer and chief accounting officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. On November 26, 2008, we filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. Ms. Nadoff filed an amended complaint alleging breaches of fiduciary duty by the Board of Directors. We filed a motion to dismiss the amended complaint. In response, Ms. Nadoff requested that she be allowed to voluntarily dismiss the amended complaint without prejudice. The court denied her request and the motion to dismiss is pending.

In addition to the above matters, we are party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. For a discussion of civil investigations being conducted regarding the lending practices of Ciena Capital LLC, one of our portfolio companies, see Note 3, “Portfolio — Ciena Capital LLC” from our Notes to the Consolidated Financial Statements included in Item 1.

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

As of March 31, 2009 we had $50 million in outstanding borrowings and $113.5 million in outstanding letters of credit issued under the revolving credit facility, and $1.0 billion in outstanding private notes. Neither the lenders nor the noteholders have accelerated repayment of our obligations; however, there can be no assurance that they will not accelerate repayment in the future. We do not have sufficient cash resources to repay these obligations should the lenders or noteholders accelerate these obligations. Acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes could have a material adverse impact on our liquidity, financial condition and operations.

The existence of an event of default restricts us from borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders.

We are currently in discussions with our lenders and noteholders to seek relief under certain terms of both our revolving credit facility and our private notes due to the events of default. The discussions with the lenders and the noteholders are continuing and the discussions encompass a more comprehensive restructuring of these debt agreements to provide long-term operational flexibility. There can be no assurance that these discussions with our lenders and noteholders will be successful.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  In its audit report on our financial statements for our fiscal year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph indicating that our consolidated financial statements have been prepared assuming that we will continue as a going concern. Certain events of default have occurred under our revolving credit facility and our private notes. These events of default provide the respective lenders the right to declare immediately due and payable unpaid amounts approximating $1.1 billion at March 31, 2009. We do not have available cash resources to satisfy all of the obligations under these debt agreements should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At March 31, 2009, we had $1.9 billion of outstanding indebtedness bearing a weighted average annual interest cost of 8.6% and a debt to equity ratio of 1.42 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 4.9% as of March 31, 2009, which returns were achieved.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional debt and equity capital.  We will continue to need capital to fund growth in our investments. Under the 1940 Act, we are not permitted to issue indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. As of March 31, 2009, our asset coverage was 171%. There can be no assurance as to when we will be able to satisfy the asset coverage requirements of the 1940 Act, if at all, and our failure to do so would have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay dividends.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock at a price below the current net asset value per share of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than the price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If our common stock continues to trade at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. As of March 31, 2009, our net asset value per share was $7.67. The closing price of our shares on the NYSE at March 31, 2009 was $1.59. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

Our credit ratings may change and may not reflect all risks of an investment in the debt securities.  At March 31, 2009, our long-term debt carries a non-investment grade credit rating of B1 by Moody’s Investors Service, BB+ by Standard & Poor’s, and BB by FitchRatings. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. There can be no assurance that the long-term debt ratings will be maintained.

Risks Related to Current Economic and Market Conditions

We are currently in a period of capital markets disruption and severe recession and we do not expect these conditions to improve in the near future. These market conditions have materially and adversely affected the debt and equity capital markets in the United States, which has had and could continue to have a negative impact on our business and operations.  The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the U.S. economy has entered into a period of severe recession, and forecasts for 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital has significantly limited our investment originations, limited our ability to grow and negatively impacted our operating results.

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

Risks Related to Asset Values

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.  As a BDC, we are required to carry our investments at market value or, if no market value is readily available, at fair value as determined in good faith by the Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. As of March 31, 2009, conditions in the debt and equity markets had continued to deteriorate and pricing levels continued to decline. As a result, we have incurred and, depending on market conditions, we may incur further unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At March 31, 2009, portfolio investments recorded at fair value were 86% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

We may be unable to fund our commitments to our portfolio companies as they become due, which may have a material adverse effect on our business.  We have outstanding investment commitments that at March 31, 2009 totaled $651.6 million. In addition, at March 31, 2009, we had standby letters of credit issued under our revolving line of credit and certain guarantees related to portfolio companies of $132.7 million. We are currently in default under the terms of our revolving line of credit and private notes, and in addition our asset coverage is less than the 200% required by the 1940 Act for us to issue new debt. As a result, we are currently unable to borrow additional money to fund these commitments. In addition, because our common stock trades at a price that is less than our net asset value per share, we may not be able to raise funds through additional equity offerings in order to fund these commitments. To the extent we are unable to fund these commitments, it could have a material adverse effect on our portfolio companies, and as a result, have a material adverse effect on our results of operations.

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

At March 31, 2009, our investment in Ciena Capital LLC (Ciena) totaled $551.1 million at cost and $64.1 million at value, after the effect of unrealized depreciation of $487.0 million. Other assets includes additional amounts receivable from or related to Ciena totaling $15.5 million, which have a value of $2.1 million at March 31, 2009. In addition, we have provided standby letters of credit, issued in connection with term securitization transactions completed by Ciena, that totaled $94.1 million at March 31, 2009, and we issued performance guarantees in connection with two non-recourse warehouse facilities. On September 30, 2008, Ciena voluntarily filed for bankruptcy.

Ciena has been a participant in the SBA’s 7(a) Guaranteed Loan Program and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits, and reviews are ongoing. These investigations, audits, and reviews have had and may continue to have a material adverse impact on Ciena and, as a result, could negatively affect our financial results. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Ciena Capital LLC.”

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

Risks Related to Our Ability to Pay Dividends to Our Shareholders

There is a risk that our common stockholders may not receive dividends or distributions.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be precluded from making distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. As of March 31, 2009 we had an asset coverage of 171%. Therefore, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

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

Our financial results could be negatively affected if our Managed Funds fail to perform as expected.  In the event that any of our Managed Funds were to perform below our expectations, our financial results could be negatively affected as a result of a reduction in management fees, the deferral in payment of management fees or a reduction in incentive fees we earn. Also, if the Managed Funds perform below expectations, investors could demand lower fees or fee concessions which could also cause a decline in our income. In addition, certain of our Managed Funds are required to meet various compliance and maintenance tests related to, among other things, the ratings on fund assets and the ratio of collateral to a fund’s outstanding debt. If a Managed Fund fails to comply with these tests, the payment of a portion of our management fees could be deferred until a fund regains compliance with such tests.

Moreover, because we are also an investor in certain of our Managed Funds, we could experience losses on our investments.

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

Our common stock could be delisted from the New York Stock Exchange if we trade below $1.00 or if we fail to meet other listing criteria.  In order to maintain our listing on the New York Stock Exchange (NYSE), we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. The NYSE has suspended its $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. Absent this temporary suspension, under the NYSE continued listing criteria, the average closing price of our common stock must not be below $1.00 per share for 30 or more consecutive trading days. In the event that the average closing price of our common stock is below $1.00 per share over a consecutive 30-day trading period, we would have a six-month cure period to attain both a $1.00 share price and a $1.00 average share price over 30 trading days.

If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the quarter ended March 31, 2009. During the three months ended March 31, 2008, we issued a total of 192,482 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $3.8 million during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

We did not purchase shares of our equity securities during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we repurchased $2.5 million original principal amount of our 6.625% Notes due 2011 for $0.5 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On May 5, 2009, the Company entered into an employment agreement with John M. Scheurer, its Chief Executive Officer and President. Mr. Scheurer’s agreement provides for a three-year term. The agreement specifies base salary compensation of $1.1 million during the term of the agreement. The Compensation Committee has the right to increase but not decrease the base salary during the term of the employment agreement. In addition, Mr. Scheurer’s employment agreement states that he is eligible to receive an annual bonus as determined by the Board in its sole discretion. Under the agreement, Mr. Scheurer is also eligible to participate in the Company’s Amended Stock Option Plan, and to participate in all employee benefit programs that the Company may provide to its other executives subject to the terms of the programs including the payment of life insurance premiums.

Mr. Scheurer has the right to voluntarily terminate his employment at any time with 30 days’ notice, and in such case, he will not receive any severance pay. Among other things, Mr. Scheurer’s employment agreement prohibits him from hiring employees of the Company for a period of two years following his departure from the Company.

Pursuant to Mr. Scheurer’s agreement, if he resigns without good reason or his employment is terminated with cause, he will not receive any severance pay. If, however, employment is terminated by the Company without cause or by Mr. Scheurer for good reason, he will be entitled to severance pay, which will include three times the average base salary for the preceding three years, plus three times the average bonus compensation for the preceding three years, plus a lump sum severance amount, plus a cash payment in lieu of certain post-termination health and welfare benefits. Severance payments will generally be paid in a lump sum no earlier than six months after separation.

If Mr. Scheurer’s employment is terminated as a result of death or disability (as defined in the employment agreement), Mr. Scheurer will be entitled to severance pay equal to one times his average base salary for the preceding three years, plus one times his average bonus compensation for the preceding three years, plus a lump sum severance amount, plus a cash payment in lieu of certain post-termination health and welfare benefits.

If any provision of the employment agreement would cause Mr. Scheurer to incur any additional tax under Section 409A of the Code or any regulations or Treasury guidance promulgated thereunder, the Company will reform the provision in a manner that maintains, to the extent possible, the original intent of the applicable provision without violating the provisions of Section 409A of the Code.

In addition, on May 5, 2009, the Company entered into the third amendment to the employment agreement with Penni F. Roll, its Chief Financial Officer, to make certain modifications to the definition of good reason in the agreement.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Allied Capital’s Form 10-K on March 2, 2009).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).

Exhibit
Number	Description

4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.2(a)	First Amendment to Credit Agreement, dated December 30, 2008. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on December 31, 2008).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit
Number	Description

10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.20(i)	Amendment to Allied Capital Corporation 401(k) Plan.
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.21(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.21(c)	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(c) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.23(c)*	Third Amendment to Employment Agreement, dated May 5, 2009, between Allied Capital and Penelope F. Roll.
10.24*	Employment Agreement, dated May 5, 2009, between Allied Capital and John M. Scheurer.
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).

Exhibit
Number	Description

10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company.
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.43	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.43(a)	Second Omnibus Amendment to the Note Agreements, dated as of December 30, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K December 31, 2008).
10.44*	Custodian Agreement, dated as of April 3, 2009 by and between Allied Capital Corporation and U.S. Bank National Association.
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware

Exhibit
Number	Description

	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: May 11, 2009	/s/ William L. Walton William L. Walton Chairman of the Board

/s/ John M. Scheurer John M. Scheurer Chief Executive Officer and President

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

/s/ John C. Wellons John C. Wellons Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.20(i)	Amendment to Allied Capital Corporation 401(k) Plan.
10	.23(c)	Third Amendment to Employment Agreement, dated May 5, 2009, between Allied Capital and Penelope F. Roll.
10.24		Employment Agreement, dated May 5, 2009, between Allied Capital and John M. Scheurer.
10.44		Custodian Agreement, dated as of April 3, 2009 between Allied Capital Corporation and U.S. Bank National Association.
15		Letter regarding Unaudited Interim Financial Information.
31.1		Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4		Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1		Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4		Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.