Form 10-Q
period 2009-06-30
ALLIED CAPITAL CORP
filed 2009-08-10
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended June 30, 2009

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

On August 6, 2009, there were 179,011,774 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2009-$2,037,757; 2008-$2,167,020)	$1,014,871	$1,187,722
Companies 5% to 25% owned (cost: 2009-$213,498; 2008-$392,516)	161,368	352,760
Companies less than 5% owned (cost: 2009-$2,000,141; 2008-$2,317,856)	1,300,053	1,858,581

Total private finance (cost: 2009-$4,251,396; 2008-$4,877,392)	2,476,292	3,399,063
Commercial real estate finance (cost: 2009-$73,663; 2008-$85,503)	73,738	93,887

Total portfolio at value (cost: 2009-$4,325,059; 2008-$4,962,895)	2,550,030	3,492,950
Accrued interest and dividends receivable	44,600	55,638
Other assets	130,504	122,909
Investments in money market and other securities	415,025	287
Cash	68,985	50,402

Total assets	$3,209,144	$3,722,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (maturing within one year: 2009-$1,015,000; 2008-$1,015,000)	$1,760,544	$1,895,000
Revolving line of credit	50,000	50,000
Accounts payable and other liabilities	57,271	58,786

Total liabilities	1,867,815	2,003,786

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 179,012 and 178,692 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	18	18
Additional paid-in capital	3,037,223	3,037,845
Notes receivable from sale of common stock	(805)	(1,089)
Net unrealized appreciation (depreciation)	(1,855,936)	(1,503,089)
Undistributed earnings	160,829	184,715

Total shareholders’ equity	1,341,329	1,718,400

Total liabilities and shareholders’ equity	$3,209,144	$3,722,186

Net asset value per common share	$7.49	$9.62

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$22,851	$26,844	$48,204	$55,468
Companies 5% to 25% owned	9,212	9,049	20,348	21,723
Companies less than 5% owned	43,594	83,319	95,835	176,681

Total interest and dividends	75,657	119,212	164,387	253,872

Fees and other income
Companies more than 25% owned	7,309	11,043	12,585	16,508
Companies 5% to 25% owned	193	16	210	69
Companies less than 5% owned	1,471	4,307	2,630	9,073

Total fees and other income	8,973	15,366	15,425	25,650

Total interest and related portfolio income	84,630	134,578	179,812	279,522

Expenses:
Interest	43,117	36,465	86,602	74,025
Employee	10,964	13,344	22,034	35,996
Employee stock options	1,204	3,859	1,977	8,054
Administrative	8,459	12,943	18,304	21,962
Impairment of long-lived asset	—	—	2,873	—

Total operating expenses	63,744	66,611	131,790	140,037

Net investment income before income taxes	20,886	67,967	48,022	139,485
Income tax expense (benefit), including excise tax	2,653	4,112	2,275	6,081

Net investment income	18,233	63,855	45,747	133,404

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(72,912)	1,172	(76,962)	869
Companies 5% to 25% owned	(24,044)	(15,046)	(54,139)	(13,803)
Companies less than 5% owned	(29,100)	(3,981)	(22,064)	(1,778)

Total net realized gains (losses)	(126,056)	(17,855)	(153,165)	(14,712)
Net change in unrealized appreciation or depreciation	(2,777)	(148,203)	(352,847)	(261,607)

Total net gains (losses)	(128,833)	(166,058)	(506,012)	(276,319)

Gain on repurchase of debt	81,537	—	83,532	—

Net increase (decrease) in net assets resulting from operations	$(29,063)	$(102,203)	$(376,733)	$(142,915)

Basic earnings (loss) per common share	$(0.16)	$(0.59)	$(2.11)	$(0.85)

Diluted earnings (loss) per common share	$(0.16)	$(0.59)	$(2.11)	$(0.85)

Weighted average common shares outstanding — basic	178,695	172,968	178,694	167,238

Weighted average common shares outstanding — diluted	178,695	172,968	178,694	167,238

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Six Months
	Ended June 30,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

Operations:
Net investment income	$45,747	$133,404
Net realized gains (losses)	(153,165)	(14,712)
Net change in unrealized appreciation or depreciation	(352,847)	(261,607)
Gain on repurchase of debt	83,532	—

Net increase (decrease) in net assets resulting from operations	(376,733)	(142,915)

Shareholder distributions:
Common stock dividends	—	(224,231)

Net decrease in net assets resulting from shareholder distributions	—	(224,231)

Capital share transactions:
Sale of common stock	—	402,478
Issuance of common stock in lieu of cash distributions	—	3,751
Issuance of common stock upon exercise of stock options	233	—
Stock option expense	2,046	8,180
Net decrease in notes receivable from sale of common stock	284	275
Purchase of common stock held in deferred compensation trusts	—	(943)
Distribution of common stock held in deferred compensation trusts	—	27,335
Other	(2,901)	—

Net increase (decrease) in net assets resulting from capital share transactions	(338)	441,076

Total increase (decrease) in net assets	(377,071)	73,930
Net assets at beginning of period	1,718,400	2,771,847

Net assets at end of period	$1,341,329	$2,845,777

Net asset value per common share	$7.49	$15.93

Common shares outstanding at end of period	179,012	178,692

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months
	Ended June 30,
(in thousands)	2009	2008
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(376,733)	$(142,915)
Adjustments:
Portfolio investments	(98,734)	(593,959)
Principal collections related to investment repayments or sales	416,283	597,577
Collections of notes and other consideration received from sale of investments	171,030	10,455
Realized gains from the receipt of notes and other consideration from sale of investments	—	(1,886)
Realized losses	174,524	52,395
Gain on repurchase of debt	(83,532)	—
Redemption of (investments in) U.S. Treasury bills, money market and other securities	(414,738)	101,173
Payment-in-kind interest and dividends, net of cash collections	(18,531)	(24,497)
Change in accrued interest and dividends	9,928	(5,942)
Net collection (amortization) of discounts and fees	(4,506)	(7,635)
Stock option expense	2,046	8,180
Impairment of long-lived asset	2,873	—
Changes in other assets and liabilities	(65,152)	(58,377)
Depreciation and amortization	787	1,143
Net change in unrealized (appreciation) or depreciation	352,847	261,607

Net cash provided by (used in) operating activities	68,392	197,319

Cash flows from financing activities:
Sale of common stock	—	402,478
Sale of common stock upon the exercise of stock options	233	—
Collections of notes receivable from sale of common stock	284	275
Borrowings under notes payable	—	193,000
Repurchase or repayment of notes payable	(50,326)	(153,000)
Net borrowings under (repayments on) revolving line of credit	—	(286,750)
Purchase of common stock held in deferred compensation trusts	—	(943)
Other financing activities	—	(6,658)
Common stock dividends and distributions paid	—	(220,480)

Net cash provided by (used in) financing activities	(49,809)	(72,078)

Net increase (decrease) in cash	18,583	125,241
Cash at beginning of period	50,402	3,540

Cash at end of period	$68,985	$128,781

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$678	$426

(Private Equity Fund)	Total Investment		678	426

AllBridge Financial, LLC	Senior Loan (7.2%, Due 12/09)	$398	398	398
(Asset Management)	Equity Interests		34,865	8,047

	Total Investment		35,263	8,445

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Limited Partnership Interests		31,800	33,044

(Private Debt Fund)	Total Investment		31,800	33,044

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	904
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	904

Avborne Heavy Maintenance, Inc.(7)	Common Stock (2,750 shares)		—	—

(Business Services)	Total Investment		—	—

Aviation Properties Corporation	Common Stock (100 shares)		93	—

(Business Services)	Total Investment		93	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (12.9%, Due 3/12)	34,876	29,199	34,876
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	11,461
	Common Stock (260,467 shares)		3,847	—

	Total Investment		45,767	46,337

Calder Capital Partners, LLC(5)	Senior Loan (12.5%, Due 5/09)(6)	4,496	4,496	980
(Asset Management)	Equity Interests		2,453	—

	Total Investment		6,949	980

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13)	16,927	16,927	16,927
(Asset Management)	Common Stock (100 shares)		—	21,012

	Total Investment		16,927	37,939

	Guaranty ($6,447)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	$319,031	$319,031	$93,043
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,097	—

	Total Investment		547,564	93,043

	Guaranty ($5,000 — See Note 3)
	Standby Letters of Credit ($46,000 — See Note 3)

CitiPostal Inc.	Senior Loan (3.8%, Due 12/13)	692	682	682
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,559	51,369	51,369
	Subordinated Debt (16.0%, Due 12/15)	9,866	9,866	9,866
	Common Stock (37,024 shares)		12,726	—

	Total Investment		74,643	61,917

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	31,627	31,556	31,556
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,552	5,552
	Common Stock (763,333 shares)		14,362	22,610

	Total Investment		51,470	59,718

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)(6)	40,623	40,510	10,710
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	—

	Total Investment		69,254	10,710

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 6/10)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 9/11 – 6/17)(6)	32,305	32,216	4,378
	Common Stock (174 shares)		83,194	—

	Total Investment		115,843	4,811

	Guaranty ($900)

Direct Capital Corporation	Senior Loan (8.0%, Due 1/14)(6)	8,175	8,175	8,405
(Financial Services)	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	7,109
	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		89,403	15,514

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,860	49,696
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,508	49,696

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Global Communications, LLC	Senior Loan (10.0%, Due 9/02)(6)	$1,335	$1,335	$992

(Business Services)	Total Investment		1,335	992

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	30,572	30,572	12,010
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		35,723	12,010

Hot Stuff Foods, LLC	Senior Loan (3.8%, Due 2/11-2/12)	50,777	50,658	50,658
(Consumer Products)	Subordinated Debt (12.4%, Due 8/12-2/13)(6)	83,692	83,387	16,143
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		190,232	66,801

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/15)	19,473	19,429	19,429
(Retail)	Common Stock (358,428 shares)		36,348	18,411

	Total Investment		55,777	37,840

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	9,250

(Industrial Products)	Total Investment		13,500	15,250

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	322

(Business Services)	Total Investment		—	322

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	54,124	54,050	54,050
(Consumer Products)	Common Stock (155,000 shares)		40,413	11,033

	Total Investment		94,463	65,083

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	374

(Industrial Products)	Total Investment		748	374

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (10.1%, Due 1/22)	18,700	18,700	11,341
(CLO)	Income Notes (13.6%)(11)		39,556	25,858

	Total Investment		58,256	37,199

Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (8.1%, Due 6/18)	12,800	12,800	12,173
(CLO)	Class D Notes (9.1%, Due 6/18)	8,000	8,000	6,985
	Class E Notes (5.6%, Due 6/18)	13,200	10,879	8,896
	Income Notes (17.3%)(11)		21,230	18,279

	Total Investment		52,909	46,333

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
MVL Group, Inc.	Senior Loan (12.0%, Due 7/12)	$25,260	$25,256	$25,256
(Business Services)	Subordinated Debt (14.5%, Due 7/12)	41,434	41,399	33,843
	Subordinated Debt (8.0%, Due 7/12)(6)	144	139	—
	Common Stock (560,716 shares)		555	—

	Total Investment		67,349	59,099

Penn Detroit Diesel Allison, LLC	Equity Interests		20,081	20,005

(Business Services)	Total Investment		20,081	20,005

Senior Secured Loan Fund LLC	Subordinated Certificates (8.9%)		166,293	154,200
(Private Debt Fund)	Equity Interests		1	—

	Total Investment		166,294	154,200

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,393	27,337	27,337
(Business Services)	Common Stock (55,112 shares)		11,785	22,676

	Total Investment		39,122	50,013

Stag-Parkway, Inc.	Subordinated Debt (10.0%, Due 7/12)	19,044	18,997	18,997
(Business Services)	Common Stock (25,000 shares)		32,686	5,950

	Total Investment		51,683	24,947

Startec Equity, LLC	Equity Interests		211	—

(Telecommunications)	Total Investment		211	—

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)(6)	2,827	2,684	919
(Business Services)	Equity Interests		11,084	—
	Warrants		144	—

	Total Investment		13,912	919

Total companies more than 25% owned			$2,037,757	$1,014,871

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$21,877	$21,777	$21,877
(Business Services)	Equity Interests		422	505
	Option		25	25

	Total Investment		22,224	22,407

Air Medical Group Holdings LLC	Senior Loan (4.3%, Due 3/11)	—	—	—
(Healthcare Services)	Equity Interests		2,966	12,473

	Total Investment		2,966	12,473

BB&T Capital Partners/Windsor	Equity Interests		11,789	9,680
Mezzanine Fund, LLC(5)
(Private Equity Fund)	Total Investment		11,789	9,680

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Driven Brands, Inc.	Subordinated Debt (16.5%, Due 7/15)	$87,800	$87,424	$84,032
(Consumer Services)	Common Stock (3,772,098 shares)		9,516	2,200

	Total Investment		96,940	86,232

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	2,516	2,497	2,453
(Business Services)	Equity Interests		1,737	1,247

	Total Investment		4,234	3,700

Pendum Acquisition, Inc.	Common Stock (8,872 shares)		—	—

(Business Services)	Total Investment		—	—

Postle Aluminum Company, LLC	Senior Loan (6.0%, Due 10/12)(6)	35,000	34,876	14,369
(Industrial Products)	Subordinated Debt (3.0%, Due 10/12)(6)	23,953	23,868	—
	Equity Interests		2,174	—

	Total Investment		60,918	14,369

Progressive International	Preferred Stock (500 shares)		500	1,171
Corporation	Common Stock (197 shares)		13	3,900
(Consumer Products)	Warrants		—	—

	Total Investment		513	5,071

Regency Healthcare Group, LLC	Equity Interests		1,302	1,817

(Healthcare Services)	Total Investment		1,302	1,817

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,142	—

(Business Services)	Total Investment		4,142	—

Soteria Imaging Services, LLC	Subordinated Debt (11.3%, Due 11/10)	4,250	4,192	4,095
(Healthcare Services)	Equity Interests		1,881	1,515

	Total Investment		6,073	5,610

Triax Holdings, LLC	Equity Interests		798	9

(Consumer Products)	Total Investment		798	9

Universal Environmental Services, LLC	Equity Interests		1,599	—

(Business Services)	Total Investment		1,599	—

Total companies 5% to 25% owned			$213,498	$161,368

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (16.0%, Due 8/13)	$20,500	$20,443	$17,869
(Consumer Products)	Subordinated Debt (18.0%, Due 8/13)(6)	9,048	9,030	—

	Total Investment		29,473	17,869

Augusta Sportswear Group, Inc.	Common Stock (2,500 shares)		2,500	1,400

(Consumer Products)	Total Investment		2,500	1,400

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Axium Healthcare Pharmacy, Inc.	Subordinated Debt (8.0%, Due 3/15)	$2,975	$2,975	$2,380

(Healthcare Services)	Total Investment		2,975	2,380

Baird Capital Partners IV Limited(5)	Limited Partnership Interest		3,636	2,413

(Private Equity Fund)	Total Investment		3,636	2,413

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	40,326	40,246	40,246
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	74,761
	Warrants(12)		—	—

	Total Investment		79,520	115,007

Broadcast Electronics, Inc.	Senior Loan (8.8%, Due 11/11)(6)	4,882	4,855	630
(Business Services)	Preferred Stock (2,044 shares)		—	—

	Total Investment		4,855	630

Bushnell, Inc.	Subordinated Debt (7.1%, Due 2/14)	41,325	40,106	29,901

(Consumer Products)	Total Investment		40,106	29,901

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)(6)	19,420	19,527	4,926
CDO Fund I, Ltd.(4)(10)	Class D Notes (17.0%, Due 12/13)(6)	9,400	9,454	—
(CDO)

	Total Investment		28,981	4,926

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		20,138	1,492
CLO Fund III, Ltd.(4)(10)

(CLO)	Total Investment		20,138	1,492

Callidus Debt Partners	Class D Notes (5.7%, Due 4/20)	3,000	2,116	1,649
CLO Fund IV, Ltd.(4)(10)	Income Notes (0.0%)(11)		14,979	4,166
(CLO)

	Total Investment		17,095	5,815

Callidus Debt Partners	Income Notes (0.7%)(11)		13,698	4,594
CLO Fund V, Ltd.(4)(10)

(CLO)	Total Investment		13,698	4,594

Callidus Debt Partners	Class D Notes (7.1%, Due 10/21)	9,160	7,388	3,751
CLO Fund VI, Ltd.(4)(10)	Income Notes (0.0%)(11)		29,144	5,629
(CLO)

	Total Investment		36,532	9,380

Callidus Debt Partners	Income Notes (0.0%)(11)		24,824	4,772
CLO Fund VII, Ltd.(4)(10)

(CLO)	Total Investment		24,824	4,772

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (6.1%, Due 12/17)	$17,000	$17,000	$10,200
(CLO)	Income Notes (0.0%)(11)		42,492	12,388

	Total Investment		59,492	22,588

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (5.4%, Due 7/22)	7,700	3,696	3,037
(CLO)	Income Notes (0.0%)(11)		18,300	4,164

	Total Investment		21,996	7,201

Carlisle Wide Plank Floors, Inc.	Senior Loan (4.2%, Due 6/11)	500	498	409
(Consumer Products)	Unitranche Debt (12.8%, Due 6/11)	3,161	3,143	2,585
	Preferred Stock (345,056 Shares)		345	—

	Total Investment		3,986	2,994

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,952	1,521

(Private Equity Fund)	Total Investment		2,952	1,521

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		2,798	1,715

(Private Equity Fund)	Total Investment		2,798	1,715

CK Franchising, Inc. (Consumer Services)	Senior Loan (5.5%, Due 7/12)	300	286	286
	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,152	21,090	21,090
	Preferred Stock (1,281,887 shares)		1,282	1,710
	Common Stock (7,585,549 shares)		7,586	16,497

	Total Investment		30,244	39,583

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	22,000	21,970	21,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	8,783
	Warrants		—	—

	Total Investment		37,513	30,753

Community Education Centers, Inc.	Subordinated Debt (19.5%, Due 11/13)	35,972	35,916	35,972

(Education Services)	Total Investment		35,916	35,972

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,851	18,802	16,303

(Industrial Products)	Total Investment		18,802	16,303

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	87,600	87,264	69,000
(Business Services)	Equity Interests		552	—

	Total Investment		87,816	69,000

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,970	2,717

(Private Equity)	Total Investment		4,970	2,717

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	$13,676	$13,622	$13,478
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,775	4,764	4,764

	Total Investment		18,386	18,242

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	76,389	76,122	59,663
(Consumer Products)	Equity Interests		8,000	—

	Total Investment		84,122	59,663

Distant Lands Trading Co.	Senior Loan (6.3%, Due 11/11)	10,000	9,979	9,240
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	43,499	43,408	41,571
	Common Stock (3,451 shares)		3,451	1,077

	Total Investment		56,838	51,888

Diversified Mercury	Senior Loan (4.5%, Due 3/13)	2,960	2,948	2,593

Communications, LLC	Total Investment		2,948	2,593

(Business Services)

Dryden XVIII Leveraged Loan 2007 Limited(4)	Class B Notes (5.6%, Due 10/19)(6) Income Notes (0.0%)(11)	9,092	7,872 23,164	2,271 773

(CLO)	Total Investment		31,036	3,044

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	9,540

(Private Equity Fund)	Total Investment		9,350	9,540

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	—
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	112

(Private Equity Fund)	Total Investment		7,274	112

eInstruction Corporation	Subordinated Debt (12.1%, Due 7/14-1/15)	35,328	35,204	31,981
(Education Services)	Common Stock (2,406 shares)		2,500	850

	Total Investment		37,704	32,831

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (8.3%, Due 3/11)	2,500	2,495	2,393

(Consumer Products)	Total Investment		2,495	2,393

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		$12,828	$8,325

(Private Equity Fund)	Total Investment		12,828	8,325

Freedom Financial Network, LLC	Subordinated Debt (13.5%, Due 2/14)	$8,000	7,950	8,000

(Financial Services)	Total Investment		7,950	8,000

Geotrace Technologies, Inc.	Warrants		2,027	2,335

(Energy Services)	Total Investment		2,027	2,335

Gilchrist & Soames, Inc. (Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	25,304	25,179	23,079

	Total Investment		25,179	23,079

Havco Wood Products LLC	Equity Interests		910	—

(Industrial Products)	Total Investment		910	—

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	53,305	53,109	53,109
(Business Services)	Common Stock (23,695 shares)(12)		23,695	14,190
	Warrant(12)		—	—

	Total Investment		76,804	67,299

The Homax Group, Inc.	Senior Loan (6.4%, Due 10/12)	10,194	10,150	9,110
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,159	13,589	6,986
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		24,774	16,096

Ideal Snacks Corporation	Senior Loan (7.3%, Due 6/10)	1,333	1,333	1,290

(Consumer Products)	Total Investment		1,333	1,290

Kodiak Fund LP(5)	Equity Interests		9,350	900

(Private Equity Fund)	Total Investment		9,350	900

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	2,500	2,450	2,483
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,499	23,306

	Total Investment		26,949	25,789

NetShape Technologies, Inc.	Senior Loan (4.1%, Due 2/13)	875	875	445

(Industrial Products)	Total Investment		875	445

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Network Hardware Resale, Inc.	Unitranche Debt (12.8%, Due 12/11)	$16,618	$16,676	$16,618
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	15,953	16,002	16,002

	Total Investment		32,678	32,620

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,221

(Private Equity Fund)	Total Investment		2,018	1,221

Oahu Waste Services, Inc.	Stock Appreciation Rights		206	385

(Business Services)	Total Investment		206	385

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (5.9%, Due 1/21)	15,000	11,919	6,190

(CLO)	Total Investment		11,919	6,190

PC Helps Support, LLC	Senior Loan (3.6%, Due 12/13)	8,417	8,328	7,795
(Business Services)	Subordinated Debt (12.8%, Due 12/13)	27,507	27,393	25,948

	Total Investment		35,721	33,743

Performant Financial Corporation	Common Stock (478,816 shares)		734	560

(Business Services)	Total Investment		734	560

Promo Works, LLC	Unitranche Debt (12.3%, Due 12/11)	23,111	22,980	17,566

(Business Services)	Total Investment		22,980	17,566

Reed Group, Ltd.	Senior Loan (7.0%, Due 12/13)	12,338	12,206	10,946
(Healthcare Services)	Subordinated Debt (15.8%, Due 12/13)	18,897	18,830	16,383
	Equity Interests		1,800	245

	Total Investment		32,836	27,574

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	38,327	38,160	34,036
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	—

	Total Investment		38,811	34,153

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		5,850	4,308

(Private Equity Fund)	Total Investment		5,850	4,308

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,097	7,949

(Private Equity Fund)	Total Investment		9,097	7,949

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,307	27,378

(Industrial Products)	Total Investment		30,307	27,378

Summit Energy Services, Inc.	Common Stock (415,982 shares)		1,861	2,100

(Business Services)	Total Investment		1,861	2,100

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		June 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)(6)	$22,346	$22,248	$6,961
(Business Services)	Common Stock (12,940 shares)(12)		2,043	—
	Warrant(12)		—	—

	Total Investment		24,291	6,961

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	94,843	94,616	89,432
(Consumer Products)	Equity Interests		2,156	1,376

	Total Investment		96,772	90,808

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	40,000	39,723	34,413

(Business Services)	Total Investment		39,723	34,413

TransAmerican Auto Parts, LLC	Subordinated Debt (18.3%, Due 11/12)(6)	24,561	24,409	—
(Consumer Products)	Equity Interests		1,034	—

	Total Investment		25,443	—

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	56,676	56,496	53,019

(Business Services)	Total Investment		56,496	53,019

United Road Towing, Inc.	Subordinated Debt (11.8%, Due 1/14)	19,060	18,984	18,641

(Consumer Services)	Total Investment		18,984	18,641

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

WMA Equity Corporation and Affiliates	Subordinated Debt (16.8%, Due 4/13-4/14)(6)	139,455	138,559	60,000
d/b/a Wear Me Apparel	Common Stock (86 shares)		39,635	—

(Consumer Products)	Total Investment		178,194	60,000

Webster Capital II, L.P.(5)	Limited Partnership Interest		1,929	1,649

(Private Equity Fund)	Total Investment		1,929	1,649

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	90,000	89,663	73,064
(Consumer Products)	Common Stock (6,960 shares)		6,961	1,100

	Total Investment		96,624	74,164

Other companies	Other debt investments	37	(147)	(147)
	Other equity investments		41	8

	Total Investment		(106)	(139)

Total companies less than 5% owned			$2,000,141	$1,300,053

Total private finance (120 portfolio investments)			$4,251,396	$2,476,292

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			June 30, 2009
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$31,385	$30,097
	7.00%–8.99%	2	1,946	1,929
	9.00%–10.99%	1	6,472	6,472
	11.00%–12.99%	1	10,475	9,051
	15.00% and above	2	3,970	5,485

Total commercial mortgage loans(13)			$54,248	$53,034

Real Estate Owned			$5,920	$6,579

Equity Interests(2) — Companies more than 25% owned			$13,495	$14,125
Guarantees ($6,871)

Total commercial real estate finance			$73,663	$73,738

Total portfolio			$4,325,059	$2,550,030

	Yield	Cost	Value
Investments in Money Market and Other Securities
First American Treasury Obligations Fund	—	$415,020	$415,020
SEI Daily Income Tr Prime Obligation Money Market Fund	0.3%	5	5

Total		$415,025	$415,025

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $9.8 million at value were on non-accrual status and therefore were considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$694	$497

(Private Equity Fund)	Total Investment		694	497

AllBridge Financial, LLC	Equity Interests		33,294	10,960

(Asset Management)	Total Investment		33,294	10,960

	Standby Letter of Credit ($15,000)

Allied Capital Senior Debt Fund, L.P.(5)	Limited Partnership Interests		31,800	31,800

(Private Debt Fund)	Total Investment		31,800	31,800

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	942
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	942

Avborne Heavy Maintenance, Inc.(7)	Common Stock (2,750 shares)		—	—

(Business Services)	Total Investment		—	—

Aviation Properties Corporation	Common Stock (100 shares)		93	—

(Business Services)	Total Investment		93	—

	Standby Letters of Credit ($1,000)

Border Foods, Inc.	Senior Loan (12.6%, Due 12/09 – 3/12)	$33,027	26,860	33,027
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	11,851
	Common Stock (260,467 shares)		3,847	—

	Total Investment		43,428	44,878

Calder Capital Partners, LLC(5)	Senior Loan (10.5%, Due 5/09)(6)	4,496	4,496	953
(Asset Management)	Equity Interests		2,453	—

	Total Investment		6,949	953

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13 – 2/14)	16,068	16,068	16,068
(Asset Management)	Common Stock (100 shares)		—	34,377

	Total Investment		16,068	50,445

	Guaranty ($6,447)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (9.3%, Due 6/18)	$12,800	$12,800	$12,800
(CLO)	Class D Notes (10.3%, Due 6/18)	8,000	8,000	8,000
	Class E Notes (6.8%, Due 6/18)	13,200	10,573	10,573
	Income Notes (16.6%)(11)		21,315	21,315

	Total Investment		52,688	52,688

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	—
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	—

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,663	30,663
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	41,074	40,994	40,994
	Subordinated Debt (3.0%, Due 6/09)(6)	144	139	86
	Common Stock (560,716 shares)		555	—

	Total Investment		72,351	71,743

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,951	18,882	18,882
(Consumer Products)	Equity Interests		16,857	27,763

	Total Investment		35,739	46,645

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,984	37,869	37,869
(Business Services)	Equity Interests		18,873	21,100

	Total Investment		56,742	58,969

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,050	26,984	26,984
(Business Services)	Common Stock (55,112 shares)		11,785	21,156

	Total Investment		38,769	48,140

Stag-Parkway, Inc.	Unitranche Debt (14.0%, Due 7/12)	17,975	17,920	17,962
(Business Services)	Common Stock (25,000 shares)		32,686	6,968

	Total Investment		50,606	24,930

Startec Equity, LLC	Equity Interests		211	332

(Telecommunications)	Total Investment		211	332

Senior Secured Loan Fund LLC	Subordinated Certificates (12.0%)		125,423	125,423
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		125,424	125,424

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)(6)	2,865	2,722	2,032
(Business Services)	Equity Interests		11,384	—
	Warrants		144	—

	Total Investment		14,250	2,032

Total companies more than 25% owned			$2,167,020	$1,187,722

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

	Stated Interest	Number of	December 31, 2008
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	4	$30,999	$30,537
	7.00%–8.99%	1	644	580
	9.00%–10.99%	1	6,465	6,465
	11.00%–12.99%	1	10,469	9,391
	15.00% and above	2	3,970	6,529

Total commercial mortgage loans(13)			$52,547	$53,502

Real Estate Owned			$18,201	$20,823

Equity Interests(2) — Companies more than 25% owned			$14,755	$19,562
Guarantees ($6,871)
Standby Letter of Credit ($650)

Total commercial real estate finance			$85,503	$93,887

Total portfolio			$4,962,895	$3,492,950

	Yield	Cost	Value
Investments in Money Market and Other Securities
SEI Daily Income Tr Prime Obligation Money Market Fund	0.9%	$5	$5
Columbia Treasury Reserves Fund	—	12	12
Other Money Market Funds	—	270	270

Total		$287	$287

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $7.7 million at value were on non-accrual status and therefore were considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at and for the three and six months ended June 30, 2009 and 2008 is unaudited)

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

Events of Default, Liquidity and Operations

Beginning in the second half of 2008, the Company has experienced a significant reduction in its net worth, primarily resulting from net unrealized depreciation on its portfolio, which has reflected market conditions. As a result, on December 30, 2008, the Company entered into amendments relating to its private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4 to the consolidated financial statements.

In January 2009 the Company re-opened discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the revolving credit facility and the private notes due to a then-expected covenant default. As of December 31, 2008, the Company’s asset coverage was less than the 200% required by the revolving credit facility and the private notes, and as of June 30, 2009, the Company’s asset coverage remained less than 200%. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. In addition, the Company has not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of the Company’s assets. Under the revolving credit facility and the private notes, events of default have occurred and are continuing related to these covenants and certain financial and other covenants.

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

On March 27, 2009, pursuant to the terms of the revolving line of credit, the administrative agent for the lenders terminated substantially all of the unused commitments under the revolving line of credit. As a result, the aggregate commitments under the Company’s revolving line of credit were reduced to

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Organization, continued

$165.0 million. As of June 30, 2009, the Company had $50 million in outstanding borrowings and $62.0 million in outstanding letters of credit issued under the revolving line of credit. Subsequent to June 30, 2009, the aggregate commitments under the revolving line of credit were reduced to $115.0 million.

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

In July 2009, the Company agreed in principle to terms with the Lenders and the Noteholders on a comprehensive restructuring of these debt agreements. In connection with these restructuring discussions, the Company repaid $100 million of the outstanding private notes in the third quarter of 2009. The terms of the restructuring are non-binding and remain subject to final documentation and closure. There can be no assurance of the timing of any debt restructuring or that the Company will complete a restructuring of its debt. Until the restructuring is completed, this debt remains subject to acceleration. The Company expects the restructured debt to result in a significantly increased cost of capital, including significant fees at closing. As a result, the Company expects its profitability will be substantially reduced and that it would not be able to pay a cash dividend for an extended period of time.

Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. The Company’s publicly issued unsecured notes payable require the Company to comply with this provision of the 1940 Act. At June 30, 2009, the Company’s asset coverage ratio was 174%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, the Company will not be able to issue additional indebtedness until such time as its asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have available cash resources sufficient to satisfy all of the obligations under the revolving credit facility and the private notes should the lenders accelerate these obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company continues to sell assets to generate capital to repay debt. There can be no assurance that the Company’s plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause the Company to evaluate other alternatives and would have a material adverse effect on the Company’s operations. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and changes in net assets and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results to be expected for the full year.

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

While the Company typically exits its securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where the Company does not have control or the ability to gain control through an option or warrant security, the Company cannot typically control the exit of its investment into its principal market (the M&A market). As a result, in accordance with SFAS 157, the Company is required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. The Company continues to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of its equity investment in these portfolio companies. The determined equity values are generally discounted when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, the Company performs a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires the Company to estimate the expected repayment date of the instrument and a market participant’s required yield. The Company’s estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as the Company’s loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, the Company will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that the Company uses to estimate the fair value of its loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, the Company may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

The Company’s equity investments in private debt and equity funds generally are valued based on the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of the Company’s CLO bonds and preferred shares/income notes and CDO bonds (“CLO/CDO Assets”) is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. The Company determines the fair value of its CLO/CDO Assets on an individual security-by-security basis.

The Company records unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and records unrealized appreciation when it determines that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), the Company does not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, the Company uses judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

The Company recognizes interest income on the CLO preferred shares/income notes using the effective interest method, based on the anticipated yield that is determined using the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses, ratings or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred shares/income notes from the date the estimated yield was changed. CLO and CDO bonds have stated interest rates. The weighted average yield on the CLO/CDO Assets is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value. The weighted average yields are computed as of the balance sheet date.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are expected to be collected and to the extent that the Company has the option to receive the dividend in cash. Dividend income on common equity securities is recorded on the record date for private companies or on the ex-dividend date for publicly traded companies.

Fee Income

Fee income includes fees for loan prepayment premiums, guarantees, commitments and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management and consulting services, and other services. Loan prepayment premiums are recognized at the time of prepayment. Guaranty and commitment fees are generally recognized as income over the related period of the guaranty or commitment, respectively. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management, consulting and other services fees, including fund

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

management fees, generally are recognized as income as the services are rendered. Fees are not accrued if the Company has doubt about collection of those fees.

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

Financing Costs

Debt financing costs are based on actual costs incurred in obtaining debt financing and generally are deferred and amortized as part of interest expense over the term of the related debt instrument using a method that approximates the effective interest method. Costs associated with the issuance of common stock are recorded as a reduction to the proceeds from the sale of common stock. Financing costs generally include underwriting, accounting and legal fees, and printing costs.

Dividends to Shareholders

Dividends to shareholders are recorded on the ex-dividend date.

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under SFAS 123R. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

related service period in the statement of operations. The stock option expense for the three and six months ended June 30, 2009 and 2008, was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions, except per share amounts)	2009	2008	2009	2008

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$2.1	$—	$3.9
Options granted on or after January 1, 2006	1.2	1.8	2.0	4.2

Total employee stock option expense	$1.2	$3.9	$2.0	$8.1

Per basic share	$0.01	$0.02	$0.01	$0.05
Per diluted share	$0.01	$0.02	$0.01	$0.05

Options Granted.  The stock option expense shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2009 and 2008:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected term (in years)	3.0	5.0	3.0	5.0
Risk-free interest rate	1.3%	3.2%	1.3%	2.7%
Expected volatility	119.4%	28.9%	105.0%	27.7%
Dividend yield	10.6%	8.5%	32.5%	8.5%
Weighted average fair value per option	$1.26	$2.09	$0.21	$2.19

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

To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense will be $4.4 million, $4.4 million, and $3.7 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate may

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after June 30, 2009, as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of June 30, 2009, is expected to be recognized over an estimated weighted-average period of 1.48 years.

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

Per Share Information

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Common stock equivalents of 3,045,554 shares and 4,835 shares were not included in the calculation of diluted earnings (loss) per common share for the six months ended June 30, 2009 and 2008, respectively, as the effect would have been antidilutive.

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

The consolidated financial statements include portfolio investments at value of $2.6 billion and $3.5 billion at June 30, 2009, and December 31, 2008, respectively. At June 30, 2009, and December 31,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

2008, 79% and 94%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The Company applied the provisions of FSP 157-3 in determining the fair value of its portfolio investments at December 31, 2008. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial position or its results of operations.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums.

The Company adopted the provisions of FSP 157-4 on a prospective basis beginning in the quarter ending March 31, 2009. The adoption of the provisions of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events (“SFAS 165”). In May 2009, the FASB issued SFAS 165 which establishes general standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

The Company adopted the provisions of SFAS 165 in the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

Accounting for Transfers of Financial Assets (“SFAS 166”). In June 2009, the FASB issued SFAS 166, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

The implementation of SFAS 166 is not expected to have a material impact on the Company’s financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). In July 2009, the FASB issued SFAS 168, which supersedes SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 is effective for the period ending after September 15, 2009.

The implementation of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio

Private Finance

At June 30, 2009, and December 31, 2008, the private finance portfolio consisted of the following:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$558.8	$287.1	4.9%	$556.9	$306.3	5.6%
Unitranche debt(2)	427.6	376.7	12.2%	527.5	456.4	12.0%
Subordinated debt(3)	1,787.5	1,186.6	13.8%	2,300.1	1,829.1	12.9%

Total loans and debt securities(4)	2,773.9	1,850.4	12.1%	3,384.5	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(5)	247.5	82.1	11.1%	248.2	179.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC(5)	166.3	154.2	10.0%	125.4	125.4	12.0%
Other equity securities	1,063.7	389.6		1,119.3	502.7

Total equity securities	1,477.5	625.9		1,492.9	807.3

Total	$4,251.4	$2,476.3		$4,877.4	$3,399.1

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At June 30, 2009, and December 31, 2008, senior loans included the senior secured loan to Ciena totaling $319.0 million and $319.0 million at cost, respectively, and $93.0 million and $104.9 million at value, respectively, which was placed on non-accrual status on the purchase date.
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

The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value.

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $2,802.2 million and $3,418.0 million at June 30, 2009, and December 31, 2008, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $28.3 million and $33.5 million at June 30, 2009, and December 31, 2008, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Senior Secured Loan Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At June 30, 2009, 81% of the private finance loans and debt securities had a fixed rate of interest and 19% had a floating rate of interest. At December 31, 2008, 85% of the private finance loans and debt securities had a fixed rate of interest and 15% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over prime or LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to the Company quarterly.

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

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and the Company, in lieu of paying under its guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of June 30, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $93.0 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with the Company’s continuing guaranty of the amounts held by this bank, the Company has agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

At June 30, 2009 and December 31, 2008, the Company’s investment in Ciena was as follows:

	June 30, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$93.0	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total(2)	$547.6	$93.0	$547.8	$104.9

(1)	At June 30, 2009 and December 31, 2008, the Company held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

(2)	In addition to the Company’s investment in Ciena included in the portfolio, the Company has amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the six months ended June 30, 2009, the Company funded $51.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit due to events of default under the Company’s Revolving Line of Credit. See Note 5. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At June 30, 2009 and December 31, 2008, other assets included amounts receivable from or related to Ciena totaling $66.8 million and $15.4 million, respectively, at cost and $2.0 million and $2.1 million, respectively, at value. Net change in unrealized appreciation or depreciation included a net decrease related to the Company’s investment in and receivables from Ciena of $18.9 million and $63.0 million for the three and six months ended June 30, 2009, respectively. Net change in unrealized appreciation or depreciation included a net decrease in the Company’s investment in Ciena of $29.3 million and $68.6 million for the three and six months ended June 30, 2008, respectively.

In addition, at June 30, 2009, the Company had standby letters of credit issued under the Company’s line of credit of $46.0 million issued in connection with term securitizations completed by Ciena. The Company’s asset coverage ratio currently is less than 200% and events of default have occurred and are continuing under the Company’s revolving line of credit. Therefore, the Company is precluded from borrowing under its line of credit to fund these standby letters of credit. The Company expects that the remaining standby letters of credit will not be extended by the issuer and the Company will need to fund with cash up to the full amount of the remaining letters of credit on or prior to their maturity unless the Company is able to obtain replacement standby letters of credit. The remaining standby letters of credit mature by the end of October 2009. The Company has considered the letters of credit in the valuation of Ciena at June 30, 2009 and December 31, 2008.

The Company’s investment in Ciena was on non-accrual status, therefore the Company did not earn any interest and related portfolio income from its investment in Ciena for each of the three and six months ended June 30, 2009 and 2008.

At June 30, 2009, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena sold the loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued performance guaranties whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at June 30, 2009 and at December 31, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At June 30, 2009, and December 31, 2008, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$29.0	$4.9	—%	$28.4	$10.1	39.4%
Callidus Debt Partners CLO Fund IV, Ltd.	2.1	1.6	21.4%	2.0	1.4	26.9%
Callidus Debt Partners CLO Fund VI, Ltd.	7.4	3.8	22.7%	7.1	3.9	26.1%
Callidus MAPS CLO Fund I LLC	17.0	10.2	10.2%	17.0	9.8	12.2%
Callidus MAPS CLO Fund II LLC	3.7	3.0	25.9%	3.6	3.0	30.2%
Dryden XVIII Leveraged Loan 2007 Limited	7.9	2.3	—%	7.7	4.5	20.5%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	11.3	16.7%	18.7	14.9	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	31.7	28.1	12.0%	31.4	31.4	10.2%
Pangaea CLO 2007-1 Ltd.	11.9	6.2	18.5%	11.8	7.1	25.0%

Total bonds	129.4	71.4	13.2%	127.7	86.1	18.5%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	1.5	—%	20.1	5.4	—%
Callidus Debt Partners CLO Fund IV, Ltd.	15.0	4.2	—%	14.6	10.6	18.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.7	4.6	2.2%	13.4	10.3	21.3%
Callidus Debt Partners CLO Fund VI, Ltd.	29.1	5.6	—%	28.3	23.1	21.8%
Callidus Debt Partners CLO Fund VII, Ltd.	24.8	4.8	—%	24.0	15.4	17.9%
Callidus MAPS CLO Fund I LLC	42.5	12.4	—%	45.1	27.8	6.5%
Callidus MAPS CLO Fund II, Ltd.	18.3	4.1	—%	18.4	12.6	19.3%
Dryden XVIII Leveraged Loan 2007 Limited	23.2	0.8	—%	22.1	17.5	20.2%
Knightsbridge CLO 2007-1 Ltd.(3)	39.6	25.8	20.7%	40.9	35.2	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	21.2	18.3	20.1%	21.3	21.3	16.6%

Total preferred shares/income notes	247.5	82.1	11.1%	248.2	179.2	16.4%

Total	$376.9	$153.5		$375.9	$265.3

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow is generally

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both June 30, 2009, and December 31, 2008, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At June 30, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 649 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$233.8	$268.3
Syndicated loans	4,456.8	4,477.3
Cash(1)	99.4	89.6

Total underlying collateral assets at cost(2)	$4,790.0	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At June 30, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $167.8 million and $95.0 million, respectively, or approximately 3.5% and 2.0% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At June 30, 2009, and December 31, 2008, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2009	2008

Loans and debt securities
Companies more than 25% owned	$155.0	$176.1
Companies 5% to 25% owned	14.4	—
Companies less than 5% owned	74.8	151.8

Total	$244.2	$327.9

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at June 30, 2009, and December 31, 2008, were as follows:

	2009	2008

Industry
Business services	32%	36%
Consumer products	25	24
Financial services	8	6
Private debt funds	8	5
CLO/CDO(1)	6	8
Consumer services	6	5
Retail	3	5
Industrial products	3	5
Healthcare services	2	2
Other	7	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	41%	41%
Midwest	30	28
Southeast	16	17
West	12	13
Northeast	1	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At June 30, 2009, and December 31, 2008, the commercial real estate finance portfolio consisted of the following:

	2009			2008
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$54.3	$53.0	6.5%	$52.5	$53.5	7.4%
Real estate owned	5.9	6.6		18.2	20.8
Equity interests	13.5	14.1		14.8	19.6

Total	$73.7	$73.7		$85.5	$93.9

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At June 30,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

2009, and December 31, 2008, approximately 67% and 69% of the Company’s commercial mortgage loan portfolio was composed of fixed interest rate loans, respectively, and 33% and 31% of the Company’s commercial loan portfolio was composed of adjustable interest rate loans, respectively. At June 30, 2009, and December 31, 2008, loans with a value of $9.8 million and $7.7 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial real estate finance portfolio at value at June 30, 2009, and December 31, 2008, were as follows:

	2009	2008

Property Type
Hospitality	55%	52%
Recreation	30	22
Office	13	15
Retail	—	9
Other	2	2

Total	100%	100%

Geographic Region
Southeast	46%	43%
West	30	26
Midwest	15	22
Northeast	9	9
Mid-Atlantic	—	—

Total	100%	100%

Fair Value Measurements

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and SFAS 157 and related interpretations. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

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

The Company has $415.0 million in investments in money market and other securities, which the Company has determined are Level 1 assets but are not included in the Company’s investment portfolio. Portfolio assets measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2009, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of June 30,	Identical Assets	Inputs	Inputs
($ in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
Portfolio
Private finance:
Loans and debt securities	$1,850.4	$—	$—	$1,850.4
Preferred shares/income notes of CLOs	82.1	—	—	82.1
Subordinated certificates in Senior Secured Loan Fund LLC	154.2	—	—	154.2
Other equity securities	389.6	—	—	389.6
Commercial real estate finance	73.7	—	—	73.7

Total portfolio	$2,550.0	$—	$—	$2,550.0

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

	Private Finance
		Preferred	Subordinated
	Loans and	Shares/	Certificates in	Other	Commercial
	Debt	Income Notes	Senior Secured Loan	Equity	Real Estate
($ in millions)	Securities	of CLOs	Fund LLC	Securities	Finance	Total

Balance at December 31, 2008	$2,591.8	$179.2	$125.4	$502.7	$93.9	$3,493.0
Total gains or losses
Net realized gains (losses)(1)	(116.1)	9.5	—	(37.5)	(3.7)	(147.8)
Net change in unrealized appreciation or depreciation(2)	(130.7)	(96.3)	(12.1)	(57.6)	(8.3)	(305.0)
Purchases, issuances, repayments and exits, net(3)	(494.6)	(10.3)	40.9	(18.0)	(8.2)	(490.2)
Transfers in and/or out of level 3	—	—	—	—	—	—

Balance at June 30, 2009	$1,850.4	$82.1	$154.2	$389.6	$73.7	$2,550.0

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(224.4)	$(96.3)	$(12.1)	$(75.2)	$(10.9)	$(418.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Managed Funds

In addition to managing its own assets, the Company manages certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At June 30, 2009, the Company had eight separate funds under its management (together, the “Managed Funds”) for which the Company may earn management or other fees for its services. The Company may invest in the equity of these funds, along with other third parties, from which the Company may earn a current return and/or a future incentive allocation.

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

The assets of the Managed Funds at June 30, 2009 and December 31, 2008, and the Company’s management fees as of June 30, 2009, were as follows:

	Assets of Managed Funds
($ in millions)	June 30,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Senior Secured Loan Fund LLC(3)	$945.4	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	359.7	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	503.0	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	306.7	304.8	0.600%
Emporia Preferred Funding I, Ltd.	420.8	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	354.0	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	407.1	—	0.650	%(1)
AGILE Fund I, LLC	85.2	99.3	—	(1)

Total Assets	$3,381.9	$2,107.4

(1)	The Company is entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and was reduced to 1.625% effective January 1, 2009 for the 2009 calendar year.

(3)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC.

A portion of the management fees earned by the Company may be deferred under certain circumstances. Collection of the fees earned may be dependent in part on the performance of the Managed Fund. The Company may pay a portion of management fees it receives to Callidus Capital Corporation, a portfolio investment controlled by the Company, for services provided to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

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

During the six months ended June 30, 2009, the Company sold assets to certain of its Managed Funds for which the Company received proceeds of $9.7 million and recognized a net realized gain of $6.3 million. During the three and six months ended June 30, 2008, the Company sold assets to certain of the Managed Funds, for which the Company received proceeds of $274.9 million and $303.9 million, respectively, and recognized realized gains of $5.3 million and $4.2 million, respectively.

In addition to managing these funds, the Company holds certain investments in the Managed Funds as follows:

($ in millions)		June 30, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and Equity Interests	$166.3	$154.2	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	33.1	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	58.3	37.2	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes, Class E Notes and Income Notes	52.9	46.3	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$310.0	$271.2	$270.2	$260.5

(1)	The Company has committed up to a total of $525.0 million of subordinated certificates to the Senior Secured Loan Fund. The Senior Secured Loan Fund will be capitalized as investment transactions are completed. Investments made by the Senior Secured Loan Fund must be approved by the investment committee of the Senior Secured Loan Fund, which includes a representative from the Company. Therefore, this commitment to the Senior Secured Loan Fund cannot be drawn without the Company’s approval.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

At June 30, 2009, and December 31, 2008, the Company had outstanding debt as follows:

	2009				2008
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
	Amount	Drawn	Cost(1)		Amount	Drawn	Cost(1)
($ in millions)
Notes payable:
Privately issued unsecured notes payable(5)	$1,015.0	$1,015.0	9.7%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5	6.7%		880.0	880.0	6.7%

Total notes payable	1,760.5	1,760.5	8.4%		1,895.0	1,895.0	7.3%
Revolving line of credit(4)	165.0	50.0	6.3	%(2)	632.5	50.0	4.3	%(2)

Total debt	$1,925.5	$1,810.5	8.6	%(3)	$2,527.5	$1,945.0	7.7	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus any applicable default interest, plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date. Events of default have occurred and are continuing under the Revolving Line of Credit and Private Notes which have increased the interest rates by 2.00% in 2009 during the continuance of such events of default.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $4.6 million at June 30, 2009, and $8.5 million at December 31, 2008.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the revolving line of credit regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	At June 30, 2009, $62.0 million of the facility was committed for standby letters of credit issued under the credit facility. As of July 17, 2009, the commitments under the facility were reduced to $115.0 million. See discussion below.
(5)	In the third quarter of 2009, the Company repaid $100 million of its privately issued unsecured notes payable.

  Notes Payable

Revolving Line of Credit.  The Company has an unsecured revolving line of credit that expires on April 11, 2011 (the “Revolving Line of Credit”). At June 30, 2009, there was $50.0 million outstanding under the Company’s Revolving Line of Credit and standby letters of credit of $62.0 million were issued under the credit facility. As of July 17, 2009, the commitments under the facility were reduced to $115.0 million.

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

The Revolving Line of Credit provides for a swingline sub-facility. The swingline sub-facility bears interest at the Bank of America N.A. cost of funds plus 2.00%. The Revolving Line of Credit also provides for a sub-facility for letters of credit. This sub-facility was reduced to $65 million on July 17, 2009. The letter of credit fee is 3.00% per annum on letters of credit issued, which is payable quarterly. Events of default have increased the interest rate and fees on letters of credit by up to 2.00% during the continuance of such events of default. See Note 1.

Privately Issued Unsecured Notes Payable.  The Company has privately issued notes (the “Private Notes”) to institutional investors, primarily insurance companies. The Private Notes have five- or seven-year maturities and stated fixed rates of interest ranging from 6.53% to 9.14% at June 30, 2009. Events of default have occurred which have increased these interest rates by 2.00% during the continuance of such events of default. See Note 1. The Private Notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2009, the Private Notes had contractual

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

maturities from November 2009 to June 2015. The Private Notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the private note agreements.

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

Publicly Issued Unsecured Notes Payable.  At June 30, 2009, the Company had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$319.9	July 15, 2011
6.000% Notes due 2012	195.6	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$745.5

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. In addition, the Company may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the six months ended June 30, 2009, the Company paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, the Company recognized a net gain on repurchase of debt of $81.5 million and $83.5 million for the three and six months ended June 30, 2009, respectively.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable. The Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At June 30, 2009, the Company’s asset coverage ratio was 174%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, the Company will not be able to issue indebtedness until such time as the Company’s asset coverage returns to at least 200%. The Company has not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Scheduled Maturities.  Scheduled future maturities of notes payable at June 30, 2009, were as follows:

	Amount Maturing
	Privately Issued	Publicly Issued
($ in millions)	Unsecured Notes	Unsecured Notes
Year	Payable(1)	Payable	Total

2009	$1,015.0	$—	$1,015.0
2010	—	—	—
2011	—	319.9	319.9
2012	—	195.6	195.6
2013	—	—	—
Thereafter	—	230.0	230.0

Total	$1,015.0	$745.5	$1,760.5

(1)	The Private Notes have stated contractual maturities as follows: 2009 — $252.5 million, 2010 — $408.0 million, 2011 — $72.5 million, 2012 — $89.0 million, 2013 — $140.5 million and thereafter — $52.5 million. In the third quarter of 2009, the Company repaid $100.0 million, which reduced each of the Private Notes on a pro rata basis. See below.

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

Fair Value of Debt

The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.6 billion and $1.4 billion at June 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s publicly issued 6.875% Notes due 2047 was determined using the market price of the retail notes at June 30, 2009 and December 31, 2008. The fair value of the Company’s other debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit have been issued through Bank of America, N.A. As of June 30, 2009, and December 31, 2008, the Company had issued guarantees of debt and rental obligations aggregating $19.2 million and $19.2 million, respectively, and had extended standby letters of credit aggregating $62.0 million and $122.3 million, respectively. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The maximum amount of potential future payments was $81.2 million and $141.5 million at June 30, 2009, and December 31, 2008, respectively.

As of June 30, 2009, the guarantees and standby letters of credit expired as follows:

(in millions)	Total	2009	2010	2011	2012	2013	After 2013
Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	62.0	62.0	—	—	—	—	—

Total	$81.2	$69.5	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under the Revolving Line of Credit. The Company’s asset coverage ratio is currently less than 200% and events of default have occurred and are continuing under the Revolving Line of Credit. Therefore, the Company is precluded from borrowing under its Revolving Line of Credit to fund these standby letters of credit. During the existence of an event of default, the administrative agent is (i) permitted to require the Company to provide cash collateral equal to the face amount of all outstanding standby letters of credit and (ii) not required to extend the existing letters of credit beyond their maturity dates, all of which expire by October 2009. The Company expects that the remaining standby letters of credit will not be extended by the issuer and the Company will need to fund with cash up to the full amount of the remaining standby letters of credit on or prior to their maturity unless the Company is able to obtain replacement standby letters of credit. The remaining standby letters of credit mature by the end of October 2009. As a result, in the table above the Company has assumed that these standby letters of credit will not be extended and will mature in 2009.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Guarantees and Commitments, continued

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At June 30, 2009, the Company had outstanding commitments to fund investments totaling $568.4 million, including $537.1 million related to private finance investments and $31.3 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $352.2 million to the Senior Secured Loan Fund LLC. Investments made by the Senior Secured Loan Fund must be approved by the investment committee of the Senior Secured Loan Fund, which includes a representative from the Company. Therefore, the Company’s commitment to the Senior Secured Loan Fund cannot be drawn without the Company’s approval. See Note 3.

Note 6. Shareholders’ Equity

The Company did not sell any common stock during the six months ended June 30, 2009. The Company sold 20.5 million shares of its common stock during the six months ended June 30, 2008, for gross proceeds of $417.1 million. The Company paid $14.6 million in costs, including underwriting fees, for net proceeds of $402.5 million.

The Company issued 0.3 million shares of common stock upon the exercise of stock options during the six months ended June 30, 2009. No stock options were exercised during the six months ended June 30, 2008.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company may not issue new shares below net asset value. During the six months ended June 30, 2009, the Company did not pay dividends and there was no activity in the dividend reinvestment plan. During the six months ended June 30, 2008, under the dividend reinvestment plan the Company issued 0.2 million shares at an average price of $19.49 per share, and 0.3 million shares were purchased by a plan agent for shareholders at an average price of $14.14 per share.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Earnings Per Common Share

Earnings per common share for the three and six months ended June 30, 2009 and 2008, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Net increase (decrease) in net assets resulting from operations	$(29.1)	$(102.2)	$(376.7)	$(142.9)

Weighted average common shares outstanding — basic	178.7	173.0	178.7	167.2
Dilutive options outstanding	—	—	—	—

Weighted average common shares outstanding — diluted	178.7	173.0	178.7	167.2

Basic earnings (loss) per common share	$(0.16)	$(0.59)	$(2.11)	$(0.85)

Diluted earnings (loss) per common share	$(0.16)	$(0.59)	$(2.11)	$(0.85)

Note 8. Employee Compensation Plans

The Company had an Individual Performance Award plan (“IPA”), and an Individual Performance Bonus plan (“IPB”, each individually a “Plan,” or collectively, the “Plans”). These Plans generally were determined annually at the beginning of each year but could be adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in the Company’s common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by the Company. The Company currently has not established an IPA or IPB for 2009; however, depending upon the Company’s need to retain and motivate its employees, the Company may determine in conjunction with the Compensation Committee of the Board of Directors that some form of 2009 retention compensation or additional individual performance compensation may be in the best interests of the Company.

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

In December 2007, the Company’s Board of Directors made a determination that it was in the best interests of the Company to terminate its deferred compensation arrangements. The Board of Directors’ decision primarily was in response to increased complexity resulting from changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

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

The IPA and IPB expenses are included in employee expenses and for the three and six months ended June 30, 2009 and 2008, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

IPA	$—	$2.2	$—	$4.6
IPA mark to market expense (benefit)	—	—	—	(4.1)

Total IPA expense	$—	$2.2	$—	$0.5

Total IPB expense	$—	$2.6	$—	$4.3

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

At June 30, 2009, and December 31, 2008, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 2.2 million and 9.5 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

Information with respect to options granted, exercised and forfeited under the Option Plan for the six months ended June 30, 2009, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	June 30,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2009(1)

Options outstanding at January 1, 2009	19.7	$26.56
Granted	11.5	$0.88
Exercised	(0.3)	$0.73
Forfeited	(4.2)	$26.91

Options outstanding at June 30, 2009	26.7	$15.76	5.82	$29.0

Exercisable at June 30, 2009(2)	15.7	$21.73	5.49	$9.0

Exercisable and expected to be exercisable at June 30, 2009(3)	24.8	$15.88	5.82	$27.1

(1)	Represents the difference between the market value of the options at June 30, 2009, and the cost for the option holders to exercise the options.
(2)	Represents vested options.
(3)	The amount of options expected to be exercisable at June 30, 2009, is calculated based on an estimate of expected forfeitures.

During the six months ended June 30, 2008, 7.5 million options were granted, no options were exercised and 1.5 million options were forfeited. The fair value of the options vested during the six months ended June 30, 2008 was $13.5 million.

Note 10. Dividends and Distributions and Taxes

At December 31, 2008, the Company estimated that it did not have excess taxable income available for distribution to shareholders in 2009, and the Company’s Board of Directors did not declare a dividend for the first or second quarter of 2009. The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share for the first and second quarters of 2008, totaling $224.2 million.

The Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company records an excise tax based on the Company’s estimated excess taxable income for the period. Such estimates may change from period to period. The Company did not record an excise tax for the three and six months ended June 30, 2009. The Company recorded an excise tax of $1.9 million and $4.2 million for the three and six months ended June 30, 2008, respectively.

In certain circumstances, the Company is restricted in its ability to pay dividends. Each of the Company’s Private Notes and the Company’s Revolving Line of Credit contain provisions that limit the amount of dividends the Company can pay, and have a covenant that requires a minimum 200% asset coverage ratio at all times. At June 30, 2009, the Company was in default of that covenant (see Note 1). During the continuance of an event of default, the Company is precluded from declaring dividends or other distributions to its shareholders. In addition, pursuant to the 1940 Act, the Company may be

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

precluded from declaring dividends or other distributions to its shareholders unless the Company’s asset coverage of senior securities is at least 200%.

The Company currently estimates that it had cumulative deferred taxable income related to installment sale gains of approximately $217.4 million as of December 31, 2008. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The recognition of installment sales gains as of December 31, 2008 are estimates and will not be finally determined until the Company files its 2008 tax return in September 2009. A substantial portion of these installment gains as of December 31, 2008 will be recognized for tax purposes in 2009 as certain notes received from the sale of the related investments have been sold.

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

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended June 30, 2009 and 2008, AC Corp’s income tax expense was $2.7 million and $2.2 million, respectively, and for the six months ended June 30, 2009 and 2008, income tax expense was $2.3 million and $1.9 million, respectively. For the six months ended June 30, 2009, paid in capital was decreased by $2.9 million primarily for the reduction of the deferred tax asset related to stock options that expired unexercised.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $82.8 million and $77.1 million, respectively, for the six months ended June 30, 2009 and 2008. The Company paid income taxes, including excise taxes (net of refunds), of $5.5 million and $13.0 million the six months ended June 30, 2009 and 2008, respectively.

Non-cash operating activities for the six months ended June 30, 2009 and 2008, totaled $69.4 million and $99.7 million, respectively. Non-cash operating activities included the exchange of existing debt securities and accrued interest for new debt and equity securities.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million for the six months ended June 30, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Six Months Ended		Year Ended
	June 30,		December 31,
	2009(1)	2008	2008

Per Common Share Data
Net asset value, beginning of period	$9.62	$17.54	$17.54

Net investment income(2)	0.26	0.80	1.23
Net realized gains (losses)(2)(3)	(0.86)	(0.09)	(0.75)

Net investment income plus net realized gains (losses)(2)	(0.60)	0.71	0.48
Net change in unrealized appreciation or depreciation(2)(3)	(1.97)	(1.56)	(6.49)
Gain on repurchase of debt	0.46	—	—

Net increase (decrease) in net assets resulting from operations(2)	(2.11)	(0.85)	(6.01)

Net decrease in net assets from shareholder distributions	—	(1.30)	(2.60)
Net increase (decrease) in net assets from capital share transactions(2)	(0.02)	0.54	0.69

Net asset value, end of period	$7.49	$15.93	$9.62

Market value, end of period	$3.48	$13.89	$2.69
Total return(4)	29.4%	(30.3)%	(82.5)%

Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$1,341.3	$2,845.8	$1,718.4
Common shares outstanding at end of period	179.0	178.7	178.7
Diluted weighted average common shares outstanding	178.7	167.2	173.0
Employee, employee stock option and administrative expenses/average net assets(5)	2.87%	2.34%	5.47%
Total operating expenses/average net assets(5)(6)	8.93%	4.97%	11.39%
Income tax expense (benefit), including excise tax/average net assets(5)	0.15%	0.22%	0.10%
Net investment income/average net assets(5)	3.10%	4.74%	8.47%
Net increase (decrease) in net assets resulting from operations/average net assets(5)	(25.52)%	(5.08)%	(41.34)%
Portfolio turnover rate(5)	3.31%	12.81%	24.00%
Average debt outstanding	$1,903.6	$2,126.2	$2,091.6
Average debt per share(2)	$10.65	$12.71	$12.09

(1)	The results for the six months ended June 30, 2009, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Total return assumes the reinvestment of all dividends paid for the periods presented.
(5)	The ratios for the six months ended June 30, 2009 and 2008, do not represent annualized results.
(6)	Includes 0.19% for the effect of the impairment of long-lived asset during the six months ended June 30, 2009.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about its portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. The Company believes the lawsuit is without merit, and intends to defend the lawsuit vigorously. On September 13, 2007, the Company filed a motion to dismiss the lawsuit. A hearing was held on the motion to dismiss in April 2009. The motion is pending.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation, continued

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. On November 26, 2008, the Company filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. Ms. Nadoff filed an amended complaint alleging breaches of fiduciary duty by the Board of Directors. The Company filed a motion to dismiss the amended complaint. In response, Ms. Nadoff requested that she be allowed to voluntarily dismiss the amended complaint. On May 21, 2009, the Court granted the motion and dismissed the amended complaint.

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

Note 14. Subsequent Events

During the third quarter of 2009, the Company repaid $100.0 million of its Private Notes at par. In addition, on July 17, 2009, the aggregate commitments under the Company’s Revolving Line of Credit were reduced to $115.0 million.

In accordance with SFAS 165, the Company has evaluated events subsequent to June 30, 2009, and through the issuance of these consolidated financial statements, which occurred on August 10, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of June 30, 2009, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

Note 1 of the Company’s audited financial statements as of December 31, 2008, and for the year then ended, discloses that the Company was in default on provisions of certain credit agreements at December 31, 2008. Our auditors’ report on those financial statements dated March 2, 2009, includes an explanatory paragraph referring to the matters in Note 1 of those financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim financial statements as of June 30, 2009, the Company was still in default on provisions of certain credit agreements as of June 30, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Washington, D.C.
August 10, 2009

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$497	$34	$(105)	$426
(Private Equity Fund)

AllBridge Financial, LLC	Senior Loan	$6		—	398	—	398
(Asset Management)	Equity Interests			10,960	1,673	(4,586)	8,047

Allied Capital Senior Debt Fund, L.P. (Private Debt Fund)	Limited Partnership Interests			31,800	1,244	—	33,044

Avborne, Inc.	Preferred Stock			942	—	(38)	904
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Common Stock			—	—	—	—
(Business Services)

Aviation Properties Corporation	Common Stock			—	—	—	—
(Business Services)

Border Foods, Inc.	Senior Loan	2,704		33,027	2,340	(491)	34,876
(Consumer Products)	Preferred Stock			11,851	—	(390)	11,461
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)			953	27	—	980
(Asset Management)	Equity Interests			—	—	—	—

Callidus Capital Corporation	Subordinated Debt	1,474		16,068	859	—	16,927
(Asset Management)	Common Stock			34,377	—	(13,365)	21,012

Ciena Capital LLC	Senior Loan(5)			104,883	—	(11,840)	93,043
(Financial Services)	Class B Equity Interests			—	3,504	(3,504)	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	16		681	1	—	682
(Business Services)	Unitranche Debt	3,145		51,548	282	(461)	51,369
	Subordinated Debt	778		9,114	752	—	9,866
	Common Stock			8,616	—	(8,616)	—

Coverall North America, Inc.	Unitranche Debt	1,932		31,948	16	(408)	31,556
(Business Services)	Subordinated Debt	430		5,549	3	—	5,552
	Common Stock			17,968	4,642	—	22,610

CR Holding, Inc.	Subordinated Debt(5)			17,360	1,316	(7,966)	10,710
(Consumer Products)	Common Stock			—	—	—	—

Crescent Equity Corp.	Senior Loan	22		433	—	—	433
(Business Services)	Subordinated Debt(5)	58	$63	18,614	—	(14,236)	4,378
	Common Stock			4,580	1,939	(6,519)	—

Direct Capital Corporation	Senior Loan(5)			—	8,405	—	8,405
(Financial Services)	Subordinated Debt(5)			13,530	—	(6,421)	7,109
	Common Stock			—	—	—	—

Financial Pacific Company	Subordinated Debt	5,373		62,189	20	(12,513)	49,696
(Financial Services)	Preferred Stock	10		—	—	—	—
	Common Stock			—	—	—	—

ForeSite Towers, LLC	Equity Interest			889	—	(889)	—
(Tower Leasing)

Global Communications, LLC	Senior Loan(5)			1,335	—	(343)	992
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			13,678	50	(1,718)	12,010
(Retail)	Common Stock			—	—	—	—

Hot Stuff Foods, LLC	Senior Loan	1,062		42,378	11,100	(2,820)	50,658
(Consumer Products)	Subordinated Debt(5)			—	16,143	—	16,143
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	4,185		57,067	897	(38,535)	19,429
(Retail)	Common Stock			20,922	—	(2,511)	18,411

IAT Equity, LLC and Affiliates	Subordinated Debt	272		6,000	—	—	6,000
d/b/a Industrial Air Tool	Equity Interests			8,860	390	—	9,250
(Industrial Products)

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Impact Innovations Group, LLC	Equity Interests in
(Business Services)	Affiliate			$321	$1	$—	$322

Insight Pharmaceuticals	Subordinated Debt	$3,536		63,359	8,910	(18,219)	54,050
Corporation	Preferred Stock			4,068	20,932	(25,000)	—
(Consumer Products)	Common Stock			—	34,088	(23,055)	11,033

Jakel, Inc.	Subordinated Debt(5)			374	—	—	374
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.	Class E Notes	984		14,866	—	(3,525)	11,341
(CLO)	Income Notes	1,530		35,214	1,529	(10,885)	25,858

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	578		12,800	—	(627)	12,173
(CLO)	Class D Notes	402		8,000	—	(1,015)	6,985
	Class E Notes	737		10,573	306	(1,983)	8,896
	Income Notes	1,990		21,315	1,990	(5,026)	18,279

MHF Logistical Solutions, Inc.	Subordinated Debt(5)			—	49,633	(49,633)	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	20,942	(20,942)	—

MVL Group, Inc.	Senior Loan	1,669		30,663	70	(5,477)	25,256
(Business Services)	Subordinated Debt	2,552		40,994	42,120	(49,271)	33,843
	Subordinated Debt(5)			86	144	(230)	—
	Common Stock			—	—	—	—

Old Orchard Brands, LLC	Subordinated Debt	917		18,882	262	(19,144)	—
(Consumer Products)	Equity Interests			27,763	—	(27,763)	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt	2,767		37,869	578	(38,447)	—
(Business Services)	Equity Interests			21,100	1,262	(2,357)	20,005

Senior Secured Loan Fund LLC	Subordinated Certificates	5,896	$6,503	125,423	47,373	(18,596)	154,200
(Private Debt Fund)	Equity Interests			1	—	(1)	—

Service Champ, Inc.	Subordinated Debt	2,138		26,984	353	—	27,337
(Business Services)	Common Stock			21,156	1,520	—	22,676

Stag-Parkway, Inc.	Subordinated Debt	871		—	18,997	—	18,997
(Business Services)	Unitranche Debt	170		17,962	418	(18,380)	—
	Common Stock			6,968	—	(1,018)	5,950

Startec Equity, LLC	Equity Interests			332	—	(332)	—
(Telecommunications)

Worldwide Express Operations, LLC	Subordinated Debt(5)		38	2,032	3	(1,116)	919
(Business Services)	Equity Interests			—	300	(300)	—
	Warrants			—	—	—	—

Total companies more than 25% owned				$1,187,722			$1,014,871

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$1,424		$21,439	$448	$(10)	$21,877
(Business Services)	Equity Interests			975	—	(470)	505
	Option			25	—	—	25

Advantage Sales &	Subordinated Debt	2,286		135,000	—	(135,000)	—
Marketing, Inc.	Equity Interests			5,000	—	(5,000)	—
(Business Services)

Air Medical Group Holdings LLC	Senior Loan	60		3,139	9,491	(12,630)	—
(Healthcare Services)	Equity Interests			10,800	1,673	—	12,473

Alpine ESP Holdings, Inc.	Preferred Stock			—	701	(701)	—
(Business Services)	Common Stock			—	13	(13)	—

Amerex Group, LLC	Subordinated Debt	1,993		8,784	5	(8,789)	—
(Consumer Products)	Equity Interests	6,167		9,932	—	(9,932)	—

BB&T Capital	Equity Interests			11,063	—	(1,383)	9,680
Partners/Windsor
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	425		25,502	216	(25,718)	—
(Industrial Products)	Common Stock			2,267	2,748	(5,015)	—

Drew Foam Companies, Inc.	Preferred Stock			512	111	(623)	—
(Business Services)	Common Stock			—	6	(6)	—

Driven Brands, Inc.	Subordinated Debt	7,216		83,698	3,727	(3,393)	84,032
(Consumer Services)	Common Stock			4,855	—	(2,655)	2,200

Hilden America, Inc.	Common Stock			76	378	(454)	—
(Consumer Products)

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			June 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Lydall Transport, Ltd.	Equity Interests			$345	$87	$(432)	$—
(Business Services)

Multi-Ad Services, Inc.	Unitranche Debt	$159		2,941	13	(501)	2,453
(Business Services)	Equity Interests			1,782	—	(535)	1,247

Pendum Acquisition, Inc.	Common Stock			—	—	—	—
(Business Services)

Postle Aluminum Company, LLC	Senior Loan(5)			—	34,876	(20,507)	14,369
(Industrial Products)	Subordinated Debt(5)			—	23,868	(23,868)	—
	Equity Interest			—	—	—	—

Progressive International Corporation	Preferred Stock			1,125	46	—	1,171
(Consumer Products)	Common Stock			4,600	—	(700)	3,900

	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	44		—	4,001	(4,001)	—
(Healthcare Services)	Unitranche Debt	309		10,825	31	(10,856)	—
	Equity Interests			2,050	—	(233)	1,817

SGT India Private Limited	Common Stock			—	5	(5)	—
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	265		4,054	41	—	4,095
(Healthcare Services)	Equity Interests			1,971	—	(456)	1,515

Triax Holdings, LLC	Subordinated Debt(5)			—	10,772	(10,772)	—
(Consumer Products)	Equity Interests			—	15,739	(15,730)	9

Universal Environmental	Equity Interests			—	—	—	—
Services, LLC
(Business Services)

Total companies 5% to 25% owned				$352,760			$161,368

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of June 30, 2009.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Loan or debt security is on non-accrual status at June 30, 2009, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio composition at June 30, 2009 and 2008, and December 31, 2008, was as follows:

	June 30,		December 31,
	2009	2008	2008

Private finance	97%	98%	97%
Commercial real estate finance	3%	2%	3%

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

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At June 30, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At June 30, 2009, the Managed Funds had total assets of approximately $3.4 billion. See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and assets under management in our Managed Funds, we had $6.6 billion in managed assets at June 30, 2009.

In addition to the funds we already manage or co-manage, we may pursue additional managed fund opportunities including the potential acquisition of asset managers. These potential funds may be focused on all levels of a middle market company’s capital structure, from senior debt through equity capital, or on commercial real estate investing. There can be no assurance that these new fund raising initiatives will result in additional funds under management.

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for the		At and for the		At and for the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
($ in millions)	2009	2008	2009	2008	2008

Portfolio at value	$2,550.0	$4,497.6	$2,550.0	$4,497.6	$3,493.0
Investments funded	$62.1	$318.9	$98.7	$594.0	$1,078.2
Payment-in-kind interest and dividends, net of cash collections	$10.9	$11.1	$18.5	$24.5	$53.4
Principal collections related to investment repayments or sales(1)	$345.5	$332.8	$587.3	$597.6	$1,037.3
Yield on interest-bearing portfolio investments(2)	11.8%	12.7%	11.8%	12.7%	12.1%

(1)	Principal collections related to investment repayments or sales for the three and six months ended June 30, 2009, included $38.8 million and $171.0 million, respectively, of cash collections related to notes and other receivables received from the sale of investments in portfolio companies in prior periods. Principal collections related to investment repayments or sales for the three and six months ended June 30, 2009 and 2008, and year ended December 31, 2008, included collections of $9.7 million, $274.9 million, $9.7 million, $303.9 million and $383.0 million, respectively, related to the sale of loans to certain of our Managed Funds.
(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the annual stated interest on the subordinated certificates in the Senior Secured Loan Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest bearing investments at and for the three and six months ended June 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for the Three Months					At and for the Six Months					At and for the
	Ended June 30,					Ended June 30,					Year Ended December 31,
	2009			2008		2009			2008		2008
($ in millions)	Value		Yield(1)	Value	Yield(1)	Value		Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$287.1		4.9%	$330.9	6.4%	$287.1		4.9%	$330.9	6.4%	$306.3	5.6%
Unitranche debt	376.7		12.2%	627.6	12.2%	376.7		12.2%	627.6	12.2%	456.4	12.0%
Subordinated debt	1,186.6		13.8%	2,292.0	13.7%	1,186.6		13.8%	2,292.0	13.7%	1,829.1	12.9%

Total loans and debt securities	1,850.4		12.1%	3,250.5	12.6%	1,850.4		12.1%	3,250.5	12.6%	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(2)	82.1		11.1%	232.6	16.0%	82.1		11.1%	232.6	16.0%	179.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	154.2		10.0%	94.6	10.2%	154.2		10.0%	94.6	10.2%	125.4	12.0%
Other equity securities	389.6			813.1		389.6			813.1		502.7

Total equity securities	625.9			1,140.3		625.9			1,140.3		807.3

Total portfolio	$2,476.3			$4,390.8		$2,476.3			$4,390.8		$3,399.1

Investments funded	$61.3	(4)		$317.2		$96.9	(4)		$591.8		$1,068.1
Payment-in-kind interest and dividends, net of cash collections	$10.9			$11.1		$18.5			$24.3		$53.2
Principal collections related to investment repayments or sales(3)	$341.0			$324.5		$581.7			$580.9		$1,020.5

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Senior Secured Loan Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes $38.8 million and $171.0 million, respectively, cash collections during the three and six months ended June 30, 2009, related to notes and other receivables received from the sale of investments in prior periods. Also includes collections from the sale or repayment of senior loans totaling $39.0 million, $64.2 million, $75.6 million, $124.2 million and $285.3 million, respectively, for the three and six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008.

(4)	Includes $7.6 million and $28.1 million, respectively, funded under pre-existing commitments under revolving lines of credit during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, a total of $12.5 million and $28.3 million, respectively, was repaid under these arrangements, which is included in principal collections related to investment repayments or sales.

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

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008, consisted of the following:

	For the Six Months Ended June 30, 2009
	Debt Investments		Buyout Investments		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
($ in millions)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$27.0	6.6%	$8.6	0.3%	$35.6	5.1%
Unitranche debt	1.0	9.5%	—		1.0	9.5%
Subordinated debt	3.0	15.0%	—		3.0	15.0%

Total loans and debt securities	31.0	7.5%	8.6	0.3%	39.6	5.9%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	47.4	8.4%	—		47.4	8.4%
Equity	5.1		4.8		9.9

Total	$83.5		$13.4		$96.9

	For the Six Months Ended June 30, 2008
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$111.8		7.0%	$11.6	6.1%	$123.4	6.9%
Unitranche debt(3)	14.8		10.5%	0.5	6.6%	15.3	10.4%
Subordinated debt	240.7	(4)	12.6%	31.3	14.2%	272.0	12.8%

Total loans and debt securities	367.3		10.8%	43.4	12.0%	410.7	10.9%
Preferred shares/income notes of CLOs(5)	27.2		17.8%	—		27.2	17.8%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	93.8		10.9%	—		93.8	10.9%
Equity	29.5			30.6		60.1

Total	$517.8			$74.0		$591.8

	For the Year Ended December 31, 2008
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$175.9		7.4%	$13.9	5.4%		$189.8	7.2%
Senior secured loan to Ciena Capital LLC	—			319.0	0.0	%(6)	319.0	0.0	%(6)
Unitranche debt(3)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	246.4	(4)	12.6%	54.8	15.4%		301.2	13.1%

Total loans and debt securities	437.6		10.4%	388.2	2.4%		825.8	6.6	%(7)
Preferred shares/income notes of CLOs(5)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	124.7		10.9%	—			124.7	10.9%
Equity	40.5			41.5			82.0

Total	$638.4			$429.7			$1,068.1

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) annual stated interest divided by (b) total investment at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC.
(3)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.

(4)	Subordinated debt investments for the six months ended June 30, 2008, and year ended December 31, 2008, included $41.1 million and $43.8 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(5)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(6)	The senior secured loan to Ciena Capital LLC was acquired on September 30, 2008, and was placed on non-accrual status on the purchase date.
(7)	Excluding the senior secured loan to Ciena, the weighted average yield on new investments for the year ended December 31, 2008 was 10.8%.

For the six months ended June 30, 2009, we made private finance investments totaling $96.9 million. Investments arose primarily from fundings under pre-existing investment commitments, including fundings under revolving line of credit instruments and $47.4 million to fund investments made by the Senior Secured Loan Fund LLC.

Historically, our focus for investments generally has been on higher return junior debt capital investments. Senior loans funded by us generally were funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. We have made fewer direct unitranche debt investments since the establishment of the Senior Secured Loan Fund LLC (formerly, the Unitranche Fund LLC) in the fourth quarter of 2007. Unitranche loans sourced by us generally are referred to the Senior Secured Loan Fund. Since its inception, we have invested $172.8 million in the Senior Secured Loan Fund, which supported its closing of investments totaling $0.9 billion. The 10.0% effective yield on the subordinated certificates in the Senior Secured Loan Fund at June 30, 2009, represents the contractual coupon on the subordinated certificates and excludes any return from potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “Managed Funds” below.

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

We have focused our efforts on selling assets in our portfolio to generate capital. Principal collections related to private finance investment repayments or sales were $581.7 million for the six months ended June 30, 2009, including $171.0 million of cash collections related to notes and other receivables received from the sale of investments in portfolio companies in prior periods. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies. As a result of asset sales during the first six months of 2009, our portfolio mix has shifted to more senior assets. We plan to continue to sell assets and re-balance our portfolio with an emphasis on current income. However, there can be no assurance that we will be able to achieve these objectives.

Outstanding Investment Commitments.  At June 30, 2009, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$11.1	$12.1	$62.6	$85.8
Unitranche debt	3.0	—	11.6	14.6
Subordinated debt	18.9	4.2	—	23.1

Total loans and debt securities	33.0	16.3	74.2	123.5	(2)
Senior Secured Loan Fund	352.2	—	—	352.2
Equity securities	19.6	7.0	34.8	61.4	(3)

Total	$404.8	$23.3	$109.0	$537.1

(1)	Includes a $4.0 million revolving line of credit commitment for working capital to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments.

(2)	Includes $94.5 million in the form of revolving debt facilities to 22 companies.

(3)	Includes $40.7 million to 10 private equity and venture capital funds. These fund commitments are generally drawn over a multi-year period of time as the funds make investments.

Total commitments were $537.1 million at June 30, 2009, which included $352.2 million in commitments to the Senior Secured Loan Fund (see “Managed Funds”). Investments made by the Senior Secured Loan Fund must be approved by the investment committee of the Senior Secured Loan Fund, which includes a representative from us and GE. Therefore, our commitment to the Senior Secured Loan Fund cannot be drawn without our approval.

In addition to these outstanding investment commitments at June 30, 2009, we also had commitments to private finance portfolio companies in the form of standby letters of credit and guarantees. See “Financial Condition, Liquidity and Capital Resources” below. We intend to fund these commitments with existing cash and through cash flows from operations before new investments, although there can be no assurance that we will generate sufficient cash flows to satisfy these commitments.

Net Unrealized Depreciation on Private Finance Portfolio.  At June 30, 2009, our private finance portfolio totaled $4.3 billion at cost and $2.5 billion at value, which included net unrealized depreciation of $1.8 billion. $1.1 billion or 62.3% of the total net unrealized depreciation of $1.8 billion was related to our investments in four portfolio companies and our investment in CLO/CDO Assets as follows: $454.5 million or 25.6% related to our investment in Ciena Capital, LLC; $223.3 million or 12.6% related to investments in CLO/CDO Assets; $186.8 million or 10.5% related to our investment in EarthColor, Inc.; $123.4 million or 7.0% related to our investment in Hot Stuff Foods, LLC; and $118.2 million or 6.7% related to our investment in WMA Equity Corporation and Affiliates.

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both June 30, 2009, and December 31, 2008, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$129.4	$71.4	13.2%	$127.7	$86.1	18.5%
Preferred shares/income notes of CLOs	247.5	82.1	11.1%	248.2	179.2	16.4%

Total	$376.9	$153.5		$375.9	$265.3

Percentage of total assets		4.8%			7.1%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above. See discussion below.

(2)	Included in private finance subordinated debt.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both June 30, 2009, and December 31, 2008, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At June 30, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 649 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$233.8	$268.3
Syndicated loans	4,456.8	4,477.3
Cash(1)	99.4	89.6

Total underlying collateral assets at cost(2)	$4,790.0	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At June 30, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $167.8 million and $95.0 million, respectively, or approximately 3.5% and 2.0%, respectively, of the total underlying collateral assets.

Throughout 2008, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased throughout 2008, the fair value of certain of our investments in these assets decreased. At June 30, 2009, the market yield used to value our preferred shares/income notes was 27.5%. Ratings agencies have continued to downgrade the underlying collateral in these types of structures regardless of the payment status of the loan or debt security. In the current economic environment, we expect ratings downgrades, defaults and losses to continue to increase, and we have also considered this in our valuation analysis. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2009, included a net decrease of $113.1 million related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2008 and in the first two quarters of 2009. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

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

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and, in lieu of paying under our guarantee, we purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of June 30, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $93.0 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with our continuing guaranty of the amounts held by this bank, we have agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

At June 30, 2009 and December 31, 2008, our investment in Ciena was as follows:

	June 30, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$93.0	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total(2)	$547.6	$93.0	$547.8	$104.9

(1)	At June 30, 2009 and December 31, 2008, we held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

(2)	In addition to our investment in Ciena included in the portfolio, we have amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the six months ended June 30, 2009, we funded $51.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit due to events of default under our Revolving Line of Credit. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At June 30, 2009 and December 31, 2008, other assets included amounts receivable from or related to Ciena totaling $66.8 million and $15.4 million at cost, respectively, and $2.0 million and $2.1 million at value, respectively. Net change in unrealized appreciation or depreciation included a net decrease related to our investment in and receivables from Ciena of $18.9 million and $63.0 million for the three and six months ended June 30, 2009, respectively. Net change in unrealized appreciation or depreciation included a net decrease in our investment in Ciena of $29.3 million and $68.6 million for the three and six months ended June 30, 2008, respectively.

In addition, at June 30, 2009, we had standby letters of credit issued under our line of credit of $46.0 million issued in connection with term securitization transactions completed by Ciena. Our asset coverage ratio currently is less than 200% and events of default have occurred and are continuing under our revolving line of credit. Therefore, we are precluded from borrowing under our line of credit to fund these standby letters of credit. We expect that the remaining standby letters of credit will not be extended by the issuer and we will need to fund with cash up to the full amount of the remaining letters of credit on or prior to their maturity unless we are able to obtain replacement standby letters of credit. The remaining standby letters of credit mature by the end of October 2009. We have considered the letters of credit in the valuation of Ciena at June 30, 2009 and December 31, 2008.

Our investment in Ciena was on non-accrual status, therefore we did not earn any interest and related portfolio income from our investment in Ciena for each of the three and six months ended June 30, 2009 and 2008.

At June 30, 2009, Ciena had two non-recourse securitization warehouse facilities, both of which have matured. In order to pay down debt under the conventional loan warehouse facility, Ciena sold the loans on behalf of the conventional loan warehouse facility providers. Ciena is also working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. We have issued performance guaranties whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at June 30, 2009 and December 31, 2008.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and six months ended June 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

									At and for the
	At and for the				At and for the				Year Ended
	Three Months Ended June 30,				Six Months Ended June 30,				December 31,
	2009		2008		2009		2008		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$53.0	6.5%	$47.4	7.8%	$53.0	6.5%	$47.4	7.8%	$53.5	7.4%
Real estate owned	6.6		27.2		6.6		27.2		20.8
Equity interests	14.1		32.2		14.1		32.2		19.6

Total portfolio	$73.7		$106.8		$73.7		$106.8		$93.9

Investments funded	$0.8		$1.7		$1.8		$2.2		$10.1
Payment-in-kind interest, net of cash collections	$—		$—		$—		$0.2		$0.2
Principal collections related to investment repayments or sales	$4.5		$8.3		$5.6		$16.7		$16.8

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At June 30, 2009, we had outstanding funding commitments related to the commercial real estate portfolio of $31.3 million, and commitments in the form of standby letters of credit and guarantees related to equity interests of $6.9 million.

Managed Funds

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At June 30, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. We may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

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

The assets of the Managed Funds at June 30, 2009 and December 31, 2008, and our management fees as of June 30, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	June 30,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Senior Secured Loan Fund LLC(3)	$945.4	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	359.7	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	503.0	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	306.7	304.8	0.600%
Emporia Preferred Funding I, Ltd.	420.8	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	354.0	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	407.1	—	0.650	%(1)
AGILE Fund I, LLC	85.2	99.3	—	(1)

Total Assets	$3,381.9	$2,107.4

(1)	In addition to the management fees, we are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and was reduced to 1.625% effective January 1, 2009 for the 2009 calendar year.

(3)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC.

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

During the six months ended June 30, 2009, we sold assets to certain of the Managed Funds for which we received proceeds of $9.7 million and we recognized a net realized gain of $6.3 million. During the three and six months ended June 30, 2008, we sold assets to certain of the Managed Funds, for which we received proceeds of $274.9 million and $303.9 million, respectively, and we recognized realized gains of $5.3 million and $4.2 million, respectively.

In addition to managing these funds, we hold certain investments in the Managed Funds as follows:

($ in millions)		June 30, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and Equity Interests	$166.3	$154.2	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	33.1	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	58.3	37.2	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes, Class E Notes and Income Notes	52.9	46.3	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$310.0	$271.2	$270.2	$260.5

(1)	We have committed up to a total of $525.0 million of subordinated certificates to the Senior Secured Loan Fund. The Senior Secured Loan Fund will be capitalized as investment transactions are completed. Investments made by the Senior Secured Loan Fund must be approved by the investment committee of the Senior Secured Loan Fund, which includes a representative from us. Therefore, our commitment to the Senior Secured Loan Fund cannot be drawn without our approval.

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

At June 30, 2009, and December 31, 2008, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2009	2008

Private finance
Companies more than 25% owned	$155.0	$176.1
Companies 5% to 25% owned	14.4	—
Companies less than 5% owned	74.8	151.8
Commercial real estate finance	9.8	7.7

Total	$254.0	$335.6

Percentage of total portfolio	10.0%	9.6%

At June 30, 2009 and December 31, 2008, private finance non-accruals included our senior secured debt in Ciena, which was $93.0 million or 3.6% and $104.9 million or 3.0%, respectively, of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above. During the six months ended June 30, 2009, we placed certain interest bearing investments in 8 portfolio companies on non-accrual; however, non-accruals decreased primarily due to unrealized depreciation. The increase in loans and debt securities not accruing interest as a percentage of the total portfolio as of June 30, 2009 as compared to December 31, 2008, is a result of the overall decrease in the size of the portfolio.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at June 30, 2009, and December 31, 2008, were as follows:

($ in millions)	2009	2008

Private finance	$95.4	$106.6
Commercial mortgage loans	1.3	1.4

Total	$96.7	$108.0

Percentage of total portfolio	3.8%	3.1%

At June 30, 2009 and December 31, 2008, private finance loans and debt securities over 90 days delinquent included our senior secured debt in Ciena, which was $93.0 million or 3.6% and $104.9 million or 3.0%, respectively, of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period primarily resulting from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, and changes in investment values. The private equity business is, in part, about working with troubled portfolio companies to improve their businesses and protect our investment. We continue to follow our historical practice of working with portfolio companies in order to realize the potential of each investment. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $96.7 million and $108.0 million at June 30, 2009, and December 31, 2008, respectively. Our assets on non-accrual are higher than our loans over 90 days delinquent primarily due to the effect of loans with payment-in-kind interest. Loans with payment-in-kind interest experience no payment delinquency, but collection of that payment-in-kind interest in the future may be doubtful and we may determine that the loan should be placed on non-accrual. Given the severity of this economic recession, we would expect that non-accruals and loans over 90 days delinquent may increase in the future.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

The following table summarizes our operating results for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
				Percent				Percent
(in thousands, except per share amounts)	2009	2008	Change	Change	2009	2008	Change	Change
	(unaudited)				(unaudited)

Interest and Related Portfolio Income
Interest and dividends	$75,657	$119,212	$(43,555)	(36.5)%	$164,387	$253,872	$(89,485)	(35.2)%
Fees and other income	8,973	15,366	(6,393)	(41.6)%	15,425	25,650	(10,225)	(39.9)%

Total interest and related portfolio income	84,630	134,578	(49,948)	(37.1)%	179,812	279,522	(99,710)	(35.7)%

Expenses
Interest	43,117	36,465	6,652	18.2%	86,602	74,025	12,577	17.0%
Employee	10,964	13,344	(2,380)	(17.8)%	22,034	35,996	(13,962)	(38.8)%
Employee stock options	1,204	3,859	(2,655)	(68.8)%	1,977	8,054	(6,077)	(75.5)%
Administrative	8,459	12,943	(4,484)	(34.6)%	18,304	21,962	(3,658)	(16.7)%
Impairment of long-lived asset	—	—	—	*	2,873	—	2,873	*

Total operating expenses	63,744	66,611	(2,867)	(4.3)%	131,790	140,037	(8,247)	(5.9)%

Net investment income before income taxes	20,886	67,967	(47,081)	(69.3)%	48,022	139,485	(91,463)	(65.6)%
Income tax expense (benefit), including excise tax	2,653	4,112	(1,459)	(35.5)%	2,275	6,081	(3,806)	(62.6)%

Net investment income	18,233	63,855	(45,622)	(71.4)%	45,747	133,404	(87,657)	(65.7)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(126,056)	(17,855)	(108,201)	*	(153,165)	(14,712)	(138,453)	*
Net change in unrealized appreciation or depreciation	(2,777)	(148,203)	145,426	*	(352,847)	(261,607)	(91,240)	*

Total net gains (losses)	(128,833)	(166,058)	37,225	*	(506,012)	(276,319)	(229,693)	*

Gain on repurchase of debt	81,537	—	81,537	*	83,532	—	83,532	*

Net income (loss)	$(29,063)	$(102,203)	$73,140	71.6%	$(376,733)	$(142,915)	$(233,818)	(163.6)%

Diluted earnings (loss) per common share	$(0.16)	$(0.59)	$0.43	72.9%	$(2.11)	$(0.85)	$(1.26)	(148.2)%
Weighted average common shares outstanding — diluted	178,695	172,968	5,727	3.3%	178,694	167,238	11,456	6.9%

*	Comparisons may not be meaningful. Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period.

Interest and Related Portfolio Income. Interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three and six months ended June 30, 2009 and 2008, was composed of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Interest
Private finance loans and debt securities	$65.0	$108.0	$143.1	$215.0
Preferred shares/income notes of CLOs	2.1	7.9	4.3	15.5
Subordinated certificates in Senior Secured Loan Fund LLC	3.0	1.4	5.9	1.6
Commercial mortgage loans	0.9	1.0	1.8	2.2
Cash, U.S. Treasury bills, money market and other securities	0.4	0.7	0.4	2.5

Total interest	71.4	119.0	155.5	236.8
Dividends	4.3	0.2	8.9	17.1

Total interest and dividends	$75.7	$119.2	$164.4	$253.9

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at June 30, 2009 and 2008, were as follows:

	2009		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$287.1	4.9%	$330.9	6.4%
Unitranche debt	376.7	12.2%	627.6	12.2%
Subordinated debt	1,186.6	13.8%	2,292.0	13.7%
Equity securities:
Preferred shares/income notes of CLOs	82.1	11.1%	232.6	16.0%
Subordinated certificates in Senior Secured Loan Fund LLC	154.2	10.0%	94.6	10.2%
Commercial real estate:
Commercial mortgage loans	53.0	6.5%	47.4	7.8%

Total interest-bearing investments	$2,139.7	11.8%	$3,625.1	12.7%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) annual stated interest rate divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below. The weighted average yields are computed as of the balance sheet date.

Interest income has decreased over the 2008 periods primarily as a result of decreases in the weighted average yield and decreases in the aggregate size of the interest-bearing portfolio due to disposition of certain investments as we have been harvesting capital from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. The amount of subordinated debt in our portfolio, which carries a higher yield than other categories of loans and debt securities, has decreased from $2.3 billion at June 30, 2008 to $1.2 billion at June 30, 2009. Interest income also decreased by approximately $3.8 million due to additional investments being placed on non-accrual status during the six months ended June 30, 2009. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in value of interest-bearing investments and the mix of interest-bearing investments in the portfolio, including the amount of lower-yielding senior or unitranche debt in the portfolio at the end of the period. Because we recently have exited, and in the future intend to exit, several interest-bearing investments in order to accumulate capital for repayment of debt, we expect that income from our interest-bearing investments will continue to decrease in 2009.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the six months ended June 30, 2009, was $8.9 million as compared to $17.1 million for the six months ended June 30, 2008. Dividend income for the six months ended June 30, 2008 includes a $7.1 million dividend received in connection with the recapitalization of Norwesco, Inc., and $5.4 million of dividends received in connection with the sale to AGILE Fund I, LLC. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the three and six months ended June 30, 2009 and 2008, included fees relating to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Fund management fees(1)	$4.3	$1.6	$7.1	$2.2
Management, consulting and other services provided to portfolio companies	1.9	3.1	4.1	6.0
Structuring and diligence	1.5	8.4	1.5	13.5
Commitment, guaranty and other fees from portfolio companies	1.2	1.9	1.8	3.6
Loan prepayment premiums	0.1	0.3	0.9	0.3
Other income	—	0.1	—	0.1

Total fees and other income	$9.0	$15.4	$15.4	$25.7

(1)	See “Portfolio and Investment Activity — Managed Funds” above.

Fees and other income generally are related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided and the level of assets in managed funds for which we earn management or other fees. We have added several new Managed Funds since June 30, 2008, which resulted in an increase in fund management fees. Given our outlook for future investment activity for our balance sheet as well as for certain Managed Funds, we expect that total fee income in the future will reflect lower new investment levels. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

Structuring and diligence fees included fees earned by us in connection with investments made by the Senior Secured Loan Fund LLC of $1.4 million and $5.4 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $7.2 million, for the six months ended June 30, 2009 and 2008, respectively. See

“Managed Funds” above. The remainder of the structuring and diligence fees for 2008 primarily related to the level of new investment originations. Because we expect new investment activity to continue to be at a low level, we expect structuring and diligence fees to be lower in 2009 than in 2008.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, administrative expenses and the impairment of long-lived asset.

Interest Expense.  The fluctuations in interest expense during the three and six months ended June 30, 2009 and 2008, primarily were attributable to increases in our weighted average cost of debt capital as well as changes in the level of our borrowings under various notes payable and our revolving line of credit. Our borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and six months ended June 30, 2009 and 2008, were as follows:

	At and for the		At and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Total outstanding debt	$1,810.5	$2,043.3	$1,810.5	$2,043.3
Average outstanding debt	$1,862.8	$2,042.9	$1,903.6	$2,126.2
Weighted average cost(1)	8.6%	6.9%	8.6%	6.9%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date. Events of default have occurred and are continuing under the Revolving Line of Credit and Private Notes which have increased the interest rates by 2.00% in 2009 during the continuance of such events of default.

On December 30, 2008, we amended our private notes and revolving line of credit, which increased the stated interest rate on those obligations by 100 basis points. Subsequent to this amendment, events of default have occurred and are continuing on these instruments. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increase by up to an additional 200 basis points. Pursuant to the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increases by an additional 200 basis points. During the three and six months ended June 30, 2009, we incurred additional interest expense totaling $5.3 million and $8.8 million, respectively, related to the default interest. In July 2009, we agreed in principle to terms with our lenders on a comprehensive restructuring of these debt agreements. The terms of the restructuring are non-binding and remain subject to final documentation and closure. We expect that any restructuring will significantly increase our cost of capital. See “Financial Condition, Liquidity and Capital Resources” below.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $1.5 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively. Installment interest expense for the year ended December 31, 2009, is estimated to be approximately $7.8 million. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three and six months ended June 30, 2009 and 2008, were as follows:

			For the Six
			Months Ended
	For the Three Months Ended June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Salaries and employee benefits	$8.7	$12.3	$17.5	$24.7
Bonuses and performance awards(2)	2.3	(3.8)	4.5	6.5
Individual performance award (IPA)	—	2.2	—	4.6
IPA mark to market expense (benefit)	—	—	—	(4.1)
Individual performance bonus (IPB)	—	2.6	—	4.3

Total employee expense(1)	$11.0	$13.3	$22.0	$36.0

Number of employees at end of period	133	183	133	183

(1)	Excludes employee stock options expense. See below.

(2)	Amounts for the three and six months ended June 30, 2008, include the reversal of previously accrued bonuses.

During the second half of 2008, we consolidated our investment execution activities to our Washington, DC headquarters and our office in New York in an effort to improve our operating efficiencies and reduced our headcount by approximately 50 employees. Our employee expense for the first two quarters of 2009 reflects this reduction in headcount and we continue to identify ways to reduce employee expense.

The quarterly accrual for employee bonuses is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Employee bonuses generally are paid after the completion of the fiscal year.

The IPA and IPB were part of an incentive compensation program for certain officers and generally were determined annually at the beginning of each year but could be adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in our common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by us. We currently have not established an IPA or IPB for 2009; however, depending upon our need to retain and motivate our employees, we may determine in conjunction with the Compensation Committee of the Board of Directors that some form of 2009 retention compensation or individual performance compensation may be in the best interests of the company.

The trusts for the IPA payments were consolidated with our accounts. The common stock was classified as common stock held in deferred compensation trust in the accompanying financial statements and the deferred compensation obligation, which represented the amount owed to the employees, was included in other liabilities. Changes in the value of our common stock held in the deferred compensation trust were not recognized. However, the liability was marked to market with a corresponding charge or credit to employee compensation expense. On December 14, 2007, our Board of Directors made a determination that it was in Allied Capital’s best interest to terminate our deferred compensation arrangements. The Board of Directors’ decision primarily was in response to increased complexity resulting from changes in the regulation of deferred compensation arrangements. The Board of Directors resolved that the accounts under these Plans would be distributed to participants in full on March 18, 2008, the termination and distribution date, or as soon as was reasonably practicable thereafter, in accordance with the provisions of each of these Plans.

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

Employee Stock Options Expense.  The employee stock options expense for the three and six months ended June 30, 2009 and 2008, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$2.1	$—	$3.9
Options granted on or after January 1, 2006	1.2	1.8	2.0	4.2

Total employee stock option expense	$1.2	$3.9	$2.0	$8.1

On March 3, 2009, the Compensation Committee of our Board of Directors granted 10.6 million options with an exercise price of $0.73 per share. The options vest in three equal installments on June 30, 2009, June 30, 2010 and June 30, 2011. On May 13, 2009, the Compensation Committee of our Board of Directors granted 0.9 million options with an exercise price of $2.63 per share. A total of 55,000 options vested immediately and the remaining options vest as follows: 166,667 on June 30, 2009, 333,333 on April 30, 2010, 180,000 on June 30, 2010 and 180,000 on June 30, 2011.

We estimate that the employee-related stock options expense will be approximately $4.4 million, $4.4 million, and $3.7 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate does not include any expense related to stock option grants after June 30, 2009, as the fair value of those stock options will be determined at the time of grant. This estimate may change if our assumptions related to future option forfeitures change.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses were $8.5 million and $12.9 million, for the three months ended June 30, 2009 and 2008, respectively, and $18.3 million and $22.0 million for the six months ended June 30, 2009 and 2008, respectively. Administrative expenses decreased primarily due to a decrease in travel costs and other professional fees. We intend to continue to identify ways to reduce administrative expense.

Impairment of Long-Lived Asset.  In our efforts to reduce overall administrative expenses, we sold our corporate aircraft during 2009. The sales price of the aircraft was less than our carrying cost, therefore, we recorded an impairment charge of $2.9 million during the quarter ended March 31, 2009.

Gain on Repurchase of Debt.  During the six months ended June 30, 2009, we purchased publicly issued notes in the market with a total par value of $134.5 million, which consisted of $80.1 million of our 6.625% Notes due 2011 and $54.4 million of our 6.000% Notes due 2012, for a total cost of $50.3 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, we recognized a net gain on repurchase of debt of $81.5 million and $83.5 million for the three and six months ended June 30, 2009, respectively.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three and six months ended June 30, 2009 and 2008, was as follows:

	For the Three
	Months Ended
	June 30,		For the Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Income tax expense (benefit)	$2.7	$2.2	$2.3	$1.9
Excise tax expense(1)	—	1.9	—	4.2

Income tax expense (benefit), including excise tax	$2.7	$4.1	$2.3	$6.1

(1)	While excise tax expense is presented in the consolidated statement of operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains (losses).

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

We did not record an excise tax for the three and six months ended June 30, 2009. See “Dividends and Distributions” below.

Realized Gains and Losses.  Net realized gains or losses primarily result from the sale of portfolio investments. Net realized gains (losses) for the three and six months ended June 30, 2009 and 2008, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Realized gains	$8.6	$5.0	$21.3	$37.7
Realized losses	(134.7)	(22.9)	(174.5)	(52.4)

Net realized gains (losses)	$(126.1)	$(17.9)	$(153.2)	$(14.7)

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and six months ended June 30, 2009 and 2008, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized or dividends were received as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(10.9)	$(2.2)	$(11.9)	$(34.7)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(7.0)	—	(10.4)	(13.5)
Reversal of previously recorded net unrealized depreciation associated with realized losses	116.3	16.9	133.3	45.4

Total reversal	$98.4	$14.7	$111.0	$(2.8)

Realized gains for the three months ended June 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$6.9
Other	1.6

Total private finance	8.5

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$8.6

2008
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$2.6
MedAssets, Inc.	1.3
Havco Wood Products LLC	0.7
Other	0.3

Total private finance	4.9

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$5.0

Realized losses for the three months ended June 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
MHF Logistical Solutions, Inc.	$70.7
Triax Holdings, LLC	21.9
FCP-BHI Holdings, LLC	8.2
Augusta Sportswear Group, Inc	6.2
The Hillman Companies, Inc.	5.7
Abraxas Corporation	3.5
Tank Intermediate Holding Corp.	2.0
Penn Detroit Diesel Allison, LLC	1.7
Huddle House, Inc.	1.3
Summit Energy Services, Inc.	1.3
Other	4.3

Total private finance	126.8

Commercial Real Estate:
Real Estate Owned	7.9

Total commercial real estate	7.9

Total realized losses	$134.7

2008
Portfolio Company	Amount

Private Finance:
Creative Group, Inc.	$15.5
Walker Investment Fund II, LLLP	1.3
Other	4.0

Total private finance	20.8

Commercial Real Estate:
Other	2.1

Total commercial real estate	2.1

Total realized losses	$22.9

Realized gains for the six months ended June 30, 2009 and 2008 were as follows:

($ in million)

2009
Portfolio Company	Amount

Private Finance:
Advantage Sales & Marketing, Inc.	$6.9
GC-Sun Holdings, LP	6.8
Other	3.4

Total private finance	17.1

Commercial Real Estate:
Real Estate Owned	4.1
Other	0.1

Total commercial real estate	4.2

Total realized gains	$21.3

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$10.7
BenefitMall, Inc.	4.9
Advantage Sales & Marketing, Inc.(1)	3.4
Financial Pacific Company	3.1
Mercury Air Centers, Inc.	2.6
Service Champ, Inc.	1.7
Penn Detroit Diesel Allison, LLC	1.4
Coverall North America, Inc.	1.4
MedAssets, Inc.	1.3
CR Holding, Inc.	1.0
Other	5.9

Total private finance	37.4

Commercial Real Estate:
Other	0.3

Total commercial real estate	0.3

Total realized gains	$37.7

(1) Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the six months ended June 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
MHF Logistical Solutions, Inc.	$70.7
Advantage Sales & Marketing, Inc.	27.3
Triax Holdings, LLC	21.9
FCP-BHI Holdings, LLC	8.2
Augusta Sportswear Group, Inc.	6.2
The Hillman Companies, Inc.	5.7
Old Orchard Brands, LLC	4.5
Tank Intermediate Holding Corp.	4.2
Abraxas Corporation	3.5
Pro Mach, Inc.	2.9
Becker Underwood, Inc.	2.8
Penn Detroit Diesel Allison, LLC	1.7
Huddle House, Inc.	1.3
Summit Energy Services, Inc.	1.3
Other	4.4

Total private finance	166.6

Commercial Real Estate:
Real Estate Owned	7.9
Other	0.0

Total commercial real estate	7.9

Total realized losses	$174.5

2008
Portfolio Company	Amount

Private Finance:
Creative Group, Inc.	$15.5
Crescent Equity Corp. — Longview Cable & Data, LLC	8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.5
Walker Investment Fund II, LLLP.	1.3
Other	8.2

Total private finance	49.9

Commercial Real Estate:
Other	2.5

Total commercial real estate	2.5

Total realized losses	$52.4

During the six months ended June 30, 2009, we focused our efforts on harvesting capital from our portfolio in order to generate capital to repay indebtedness and de-lever our balance sheet. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition. For the six months ended June 30, 2009, we sold or had repayments on portfolio investments that generated cash proceeds of $587.3 million.

Realized gains and losses for the six months ended June 30, 2009 and 2008, include net realized gains of $6.3 million and $5.4 million, respectively (subsequent to post-closing adjustments), from the sales of certain investments to our Managed Funds. See “— Managed Funds” above.

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and FASB Statement No. 157, Fair Value Measurements (SFAS 157 or the Statement) and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At June 30, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 79% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into the principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Our equity investments in private debt and equity funds are generally valued based on the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO/CDO Assets is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis. If we were to sell a group of these CLO/CDO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

We record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three and six months ended June 30, 2009 and 2008, we received third-party valuation assistance as follows:

	2009		2008
	Q1	Q2	Q1	Q2

Number of private finance portfolio companies reviewed	93	91	124	119
Percentage of private finance portfolio reviewed at value	94.0%	96.9%	94.0%	94.9%

Professional fees for third-party valuation assistance were $1.9 million for the year ended December 31, 2008, and are estimated to be approximately $1.3 million for 2009.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three and six months ended June 30, 2009 and 2008, consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
($ in millions)	2009(1)	2008(1)	2009(1)	2008(1)

Net unrealized appreciation (depreciation)	$(101.2)	$(162.9)	$(463.8)	$(258.8)
Reversal of previously recorded unrealized appreciation associated with realized gains	(10.9)	(2.2)	(11.9)	(34.7)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(7.0)	—	(10.4)	(13.5)
Reversal of previously recorded unrealized depreciation associated with realized losses	116.3	16.9	133.3	45.4

Net change in unrealized appreciation or depreciation	$(2.8)	$(148.2)	$(352.8)	$(261.6)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

The primary drivers of the net unrealized depreciation of $101.2 million resulting from changes in portfolio value for the quarter ended June 30, 2009, were (i) additional depreciation on our CLO/CDO investments, which totaled $30.6 million (see “— Portfolio and Investment Activity, Private Finance”), (ii) additional depreciation of $23.8 million on our non-buyout debt investments as a result of using a yield analysis in accordance with the interpretations of SFAS 157, (iii) additional depreciation of $18.9 million related to our investment in Ciena Capital (see “— Portfolio and Investment Activity, Private Finance” above), and (iv) depreciation of $12.1 million on our investment in the Senior Secured Loan Fund LLC as a result of increased market yields (see “— Portfolio and Investment Activity, Managed Funds” above).

Other investments in the portfolio, in the aggregate, accounted for the remaining net unrealized depreciation in the second quarter of 2009. Enterprise value multiples for these companies averaged 6.5x with a median multiple of 6.1x for the second quarter valuations. This compares to enterprise value multiples for these companies used for first quarter 2009 valuations that averaged 6.4x with a median multiple of 6.2x.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 178.7 million and 173.0 million for the three months ended June 30, 2009 and 2008, respectively, and were 178.7 million and 167.2 million for the six months ended June 30, 2009 and 2008, respectively.

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

DIVIDENDS AND DISTRIBUTIONS

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. As a regulated investment company, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our revolving credit facility contain provisions that limit the amount of dividends we can pay and have a covenant that requires a minimum 200% asset coverage ratio at all times, and at June 30, 2009, we were in default of that covenant. During the continuance of an event of default, we are precluded from declaring dividends or other distributions to our shareholders. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

We estimate that we have met our dividend distribution requirements for the 2008 tax year. We intend to retain capital in 2009 in order to comply with the 200% asset coverage requirements of the 1940 Act and our debt agreements and therefore, we currently do not expect to declare dividends in 2009. In July 2009, we agreed in principle to terms with the lenders under our revolving credit facility and the holders of our private notes on a comprehensive restructuring of these debt agreements. We expect the restructured debt to result in a significantly increased cost of capital. As a result, we expect our profitability will be substantially reduced and that we would not be able to pay a cash dividend for an extended period of time. We currently qualify as a regulated investment company. However there can be no assurance that we will be able to comply with the regulated investment company requirements to distribute income for the current and future years and we may be required to pay a corporate level income tax.

No dividends were paid or declared for the three and six months ended June 30, 2009. Dividends to common shareholders were $0.65 per share each quarter for the first two quarters of 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Events of Default, Liquidity and Operations.  Beginning in the second half of 2008, we have experienced a significant reduction in our net worth, primarily resulting from net unrealized depreciation on our portfolio, which has reflected market conditions. As a result, on December 30, 2008, we entered into amendments relating to our private notes and revolving line of credit, including amendments which added new covenants. The amendments are more fully described in Note 4, “Debt” from our Notes to the Consolidated Financial Statements included in Item 1.

In January 2009 we re-opened discussions with the revolving line of credit lenders and the private noteholders to seek relief under certain terms of both the revolving credit facility and the private notes due to certain events of covenant default. At December 31, 2008, our asset coverage was less than the 200% required by the revolving credit facility and the private notes, and as of June 30, 2009, our asset coverage remained less than 200%. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt. In addition, we have not completed the documents contemplated by the December 30, 2008 amendments to the revolving credit facility and private notes, which were to include a grant of a first lien security interest on substantially all of our assets. Under the revolving credit facility and the private notes, events of default have occurred and are continuing related to these covenants and certain financial and other covenants.

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

On March 27, 2009, pursuant to the terms of the revolving line of credit, the administrative agent for the lenders terminated substantially all of the unused commitments under the revolving line of credit. As a result, the aggregate commitments under our revolving line of credit were reduced to $165.0 million. As of June 30, 2009, we had $50.0 million in outstanding borrowings and $62.0 million in outstanding letters of credit issued under the revolving line of credit. Subsequent to June 30, 2009, the aggregate commitments under the revolving line of credit were reduced to $115.0 million.

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

In July 2009, we agreed in principle to terms with the revolving line of credit lenders and the private noteholders on a comprehensive restructuring of these debt agreements. In connection with these restructuring discussions, we repaid $100 million of the outstanding private notes in the third quarter of 2009. The terms of the restructuring are non-binding and remain subject to final documentation and closure. There can be no assurance of the timing of any debt restructuring or that we will complete a restructuring of our debt. Until the restructuring is completed, this debt remains subject to acceleration. We expect the restructured debt to result in a significantly increased cost of capital, including significant fees at closing. As a result, we expect our profitability will be substantially reduced and that we would not be able to pay a cash dividend for an extended period of time.

Pursuant to the 1940 Act, we are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200%. Our publicly issued notes require us to comply with this provision of the 1940 Act. At June 30, 2009, our asset coverage ratio was 174%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, we will not be able to issue additional indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We do not have available cash resources sufficient to satisfy all of the obligations under the revolving credit facility and the private notes, should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. In addition, we continue to sell assets to generate capital to repay debt. There can be no assurance that our plans will be successful in addressing the liquidity uncertainties discussed above. In the event there is an acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes, it would cause us to evaluate other alternatives and would have a material adverse effect on our operations. The consolidated financial statements included in Item 1 herein do not include any adjustments that might result from these uncertainties.

During the six months ended June 30, 2009, we sold or had repayments on portfolio investments that generated $587.3 million of cash proceeds. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition (see “— Realized Gains and Losses” above). We expect to complete additional asset sales throughout the course of the year and given the challenging market and our desire to sell assets to generate liquidity, we may incur additional realized losses upon such dispositions. We expect that the cash generated from asset sales and repayments will be used to pay significant fees associated with the anticipated debt restructuring, repay indebtedness, and provide ongoing liquidity.

During the six months ended June 30, 2009, we paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. In the third quarter of 2009, we repaid $100 million of our privately issued unsecured notes payable.

We may continue to engage in a variety of activities as a means to improve our asset coverage ratio and net asset value, which may include but are not limited to: continuing to sell assets to generate capital to retire debt; refinancing or repurchasing, at par or at a discount, our outstanding debt; and foregoing or limiting dividend payments in order to retain capital. We also plan to continue to carefully manage our employee and administrative expenses and may take additional steps to further reduce these expenses. There can be no assurance that we will be able to increase our asset coverage ratio or net asset value.

At June 30, 2009, and December 31, 2008, our cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2009	2008

Cash and investments in money market and other securities (including money market and other securities: 2009-$415.0; 2008-$0.3)	$484.0	$50.7
Total assets	$3,209.1	$3,722.2
Total debt outstanding	$1,810.5	$1,945.0
Total shareholders’ equity	$1,341.3	$1,718.4
Debt to equity ratio	1.35	1.13
Asset coverage ratio(1)	174%	188%

(1)	As a business development company, we generally are required to maintain a minimum ratio of 200% of total assets to total borrowings.

Also pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders, or repurchasing shares of our common stock until such time as our asset coverage would be at least 200%. At June 30, 2009, our asset coverage ratio was 174% and, as a result, we currently are unable to declare dividends or other distributions to our shareholders, or repurchase shares of our common stock. In addition, we generally are not able to issue and sell our common stock at a price below net asset value per share. Our common stock currently is trading at a price below our net asset value of $7.49 per share.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the six months ended June 30, 2009 and 2008, was as follows:

($ in millions)	2009	2008

Net cash provided by operating activities	$68.4	$197.3
Add: portfolio investments funded	98.7	594.0

Total cash provided by operating activities before new investments	$167.1	$791.3

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

At June 30, 2009, and December 31, 2008, the value and yield of the cash and investments in money market and other securities were as follows:

	2009		2008
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$415.0	—	$0.3	1.7%
Cash	69.0	0.1%	50.4	0.1%

Total	$484.0	0.0%	$50.7	0.1%

At June 30, 2009, we had $484.0 million in cash and money market and other securities. During the third quarter of 2009, we repaid $100 million of our privately issued unsecured notes payable. We intend to use a portion of our cash on hand to pay closing costs and to further reduce outstanding debt in connection with the debt restructuring discussed above.

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

During the six months ended June 30, 2008, we sold new equity of $402.5 million in public offerings. In addition, for the six months ended June 30, 2008 shareholders’ equity increased through capital share transactions by $4.0 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan. Shareholders’ equity also increased by $26.4 million during the six months ended June 30, 2008, as a result of the distribution of the common stock held in deferred compensation trusts.

At June 30, 2009, and December 31, 2008, we had outstanding debt as follows:

	2009				2008
			Annual				Annual
	Facility	Amount	Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding	Cost(1)		Amount	Outstanding	Cost(1)

Notes payable:
Privately issued unsecured notes payable(5)	$1,015.0	$1,015.0	9.7%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5	6.7%		880.0	880.0	6.7%

Total notes payable	1,760.5	1,760.5	8.4%		1,895.0	1,895.0	7.3%
Revolving line of credit(4)	165.0	50.0	6.3%	(2)	632.5	50.0	4.3%	(2)

Total debt	$1,925.5	$1,810.5	8.6%	(3)	$2,527.5	$1,945.0	7.7%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus any applicable default interest, plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date. Events of default have occurred and are continuing under the revolving line of credit and private notes which have increased the interest rates by 2.00% in 2009 during the continuance of such events of default.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit. In addition to the current interest rate payable, annual costs of commitment fees, other facility fees and amortization of debt financing costs related to the line of credit are $4.6 million and $8.5 million, respectively, at both June 30, 2009, and December 31, 2008.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the revolving line of credit and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.
(4)	At June 30, 2009 $62.0 million of the facility was committed for standby letters of credit issued under the credit facility. As of July 17, 2009, the commitments under the facility were reduced to $115.0 million.
(5)	During the third quarter of 2009, we repaid $100 million of our privately issued unsecured notes payable.

Revolving Line of Credit.  We have an unsecured revolving line of credit that expires on April 11, 2011. At June 30, 2009, there was $50.0 million outstanding under our revolving line of credit and standby letters of credit of $62.0 million were issued under the credit facility. As of July 17, 2009, the commitments under the facility were reduced to $115.0 million.

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

Privately Issued Unsecured Notes Payable.  We have privately issued unsecured long-term notes to institutional investors, primarily insurance companies. The private notes have five- or seven-year maturities and fixed rates of interest ranging from 6.53% to 9.14% at June 30, 2009. Events of default have occurred, which has increased these interest rates by 2.00% during the continuance of such events of default. See “Events of Default, Liquidity and Operations” above. The private notes generally require payment of interest only semi-annually, and all principal is due upon maturity. At June 30, 2009, the notes had contractual maturities from November 2009 to June 2015. The private notes may be prepaid in whole or in part, together with an interest premium, if any, as stipulated in the note agreements.

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

Publicly Issued Unsecured Notes Payable.  At June 30, 2009, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$319.9	July 15, 2011
6.000% Notes due 2012	195.6	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$745.5

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, if any, as stipulated in the notes. In addition, we may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the six months ended June 30, 2009, we paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million and we paid $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. We may redeem these notes in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes. The notes are listed on the New York Stock Exchange under the trading symbol AFC.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable. We are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At June 30, 2009, our asset coverage ratio was 174%, which is less than the 200% requirement. As a result under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%. We have not experienced any default or cross default with respect to the publicly issued unsecured notes payable.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of June 30, 2009.

		Payments Due By Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Privately issued unsecured notes payable(1)	$1,015.0	$1,015.0	$—	$—	$—	$—	$—
Publicly issued unsecured notes payable	745.5	—	—	319.9	195.6	—	230.0
Revolving line of credit(2)	50.0	50.0	—	—	—	—	—
Operating leases	13.0	2.3	4.4	1.7	1.7	1.7	1.2

Total contractual obligations	$1,823.5	$1,067.3	$4.4	$321.6	$197.3	$1.7	$231.2

(1)	The private notes have stated contractual maturities as follows: 2009 — $252.5 million, 2010 — $408.0 million, 2011 — $72.5 million, 2012 — $89.0 million, 2013 — $140.5 million and thereafter — $52.5 million. In the third quarter of 2009, we repaid $100.0 million, which reduced each of the private notes on a pro rata basis. See below.

(2)	At June 30, 2009, $50.0 million was borrowed on the revolving line of credit and $62.0 million of standby letters of credit were issued under the credit facility. In March 2009, the commitment under our unsecured revolving line of credit was reduced to $165.0 million, and in July 2009, the commitment under our unsecured revolving line of credit was reduced to $115.0 million. See “Revolving Line of Credit” above.

As discussed above, events of default have occurred and are continuing under the revolving line of credit and private notes. See “— Events of Default, Liquidity and Operations.” Neither the lenders nor noteholders have accelerated repayment; however, if the administrative agent for the lenders under the revolving line of credit or the required percentage of lenders under the revolving line of credit or noteholders under the private notes, respectively, were to accelerate repayment, these obligations would become immediately due and payable. Therefore, in the table above, the private notes and revolving line of credit are shown as payable in 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We generally have issued guarantees and have obtained standby letters of credit under our revolving line of credit for the benefit of counterparties to certain portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of June 30, 2009.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Guarantees	$19.2	$7.5	$6.4	$4.4	$0.1	$—	$0.8
Standby letters of credit	62.0	62.0	—	—	—	—	—

Total commitments	$81.2	$69.5	$6.4	$4.4	$0.1	$—	$0.8

Standby letters of credit have been issued under our revolving line of credit. Our asset coverage ratio is currently less than 200% and events of default have occurred and are continuing under our revolving line of credit. Therefore, we are precluded from borrowing under our revolving line of credit to fund these standby letters of credit. During the existence of an event of default, the administrative agent is (i) permitted to require us to provide cash collateral equal to the face amount of all outstanding standby letters of credit and (ii) not required to extend the existing letters of credit beyond their maturity dates, all of which expire by October 2009. We expect that the remaining letters of credit will not be extended by the issuer and that we will need to fund with cash up to the full amount of the remaining standby letters of credit on or prior to their maturity unless we are able to obtain replacement standby letters of credit. The remaining standby letters of credit mature by the end of October 2009. As a result, in the table above we have assumed that these standby letters of credit will not be extended and will mature in 2009. There can be no assurance that we will have cash resources sufficient to satisfy these commitments should the standby letters of credit not be extended.

In addition, we had outstanding commitments to fund investments totaling $568.4 million at June 30, 2009, including $537.1 million related to private finance investments and $31.3 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $352.2 million to the Senior Secured Loan Fund LLC. Investments made by the Senior Secured Loan Fund must be approved by the investment committee of the Senior Secured Loan Fund, which includes a representative from us and GE. Therefore, our commitment to the Senior Secured Loan Fund cannot be drawn without our approval. See “— Portfolio and Investment Activity — Outstanding Commitments” above.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into our principal market (the M&A market). As a result, in accordance with SFAS 157, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as our loans historically have been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using a yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Our equity investments in private debt and equity funds are generally valued based on the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO bonds and preferred shares/income notes and CDO bonds (CLO/CDO Assets) is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis.

We record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with FSP 157-4 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in SFAS 157 and FSP 157-4.

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

We recognize interest income on the CLO preferred shares/income notes using the effective interest method, based on the anticipated yield that is determined using the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses, ratings or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the preferred shares/income notes from the date the estimated yield was changed. CLO and CDO bonds have stated interest rates. The weighted average yield on the CLO/CDO Assets is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective yield on the preferred shares/income notes, divided by (b) CLO/CDO Assets at value. The weighted average yields are computed as of the balance sheet date.

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

Subsequent Events (SFAS 165).  In May 2009, the FASB issued SFAS 165 which establishes general standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

We adopted the provisions of SFAS 165 in the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material impact on our financial statements.

Accounting for Transfers of Financial Assets (SFAS 166). In June 2009, the FASB issued SFAS 166, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

The implementation of SFAS 166 is not expected to have a material impact on our financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). In July 2009, the FASB issued SFAS 168, which supersedes SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 is effective for the period ending after September 15, 2009.

The implementation of SFAS 168 is not expected to have a material impact on our financial statements.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs seek unspecified compensatory and other damages, as well as other relief. We believe the lawsuit is without merit, and we intend to defend the lawsuit vigorously. On September 13, 2007, we filed a motion to dismiss the lawsuit. A hearing was held on the motion to dismiss in April 2009. The motion is pending.

On October 6, 2008, Rena Nadoff filed a shareholder derivative action in the Superior Court of the District of Columbia, captioned Rena Nadoff v. Walton, et al., 2008 CA 007108, seeking unspecified compensatory and other damages, as well as equitable relief on behalf of Allied Capital Corporation. Ms. Nadoff’s suit is substantially similar to a derivative action she filed in February 2007, which the Court dismissed in July 2007. On November 26, 2008, we filed a motion to dismiss the second Nadoff lawsuit. On February 3, 2009, the Court denied the motion to dismiss but ordered Ms. Nadoff to file an amended complaint that clearly identifies and sets forth the breaches of fiduciary duty, if any, that are alleged to have occurred after the filing (or dismissal) of the first Nadoff derivative lawsuit. Ms. Nadoff filed an amended complaint alleging breaches of fiduciary duty by the Board of Directors. We filed a motion to dismiss the amended complaint. On May 21, 2009, the Court granted the motion and dismissed the amended complaint.

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

As of June 30, 2009 we had $50.0 million in outstanding borrowings and $62.0 million in outstanding letters of credit issued under the revolving credit facility, and $1.0 billion in outstanding private notes. Neither the lenders nor the noteholders have accelerated repayment of our obligations; however, there can be no assurance that they will not accelerate repayment in the future. We do not have sufficient cash resources to repay these obligations should the lenders or noteholders accelerate these obligations. Acceleration of the amounts outstanding under the revolving credit facility or any issue of the private notes could have a material adverse impact on our liquidity, financial condition and operations.

The existence of an event of default restricts us from borrowing or obtaining letters of credit under our revolving credit facility, and from declaring dividends or other distributions to our shareholders.

In July 2009, we agreed in principle to terms with the revolving line of credit lenders and the private noteholders on a comprehensive restructuring of these debt agreements. In connection with these restructuring discussions, we repaid $100 million of the outstanding private notes in the third quarter of 2009. The terms of the restructuring are non-binding and remain subject to final documentation and closure. There can be no assurance of the timing of any debt restructuring or that we will complete a restructuring of our debt. Until the restructuring is completed, this debt remains subject to acceleration.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  In its audit report on our financial statements for our fiscal year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph indicating that our consolidated financial statements have been prepared assuming that we will continue as a going concern. Certain events of default have occurred under our revolving credit facility and our private notes. These events of default provide the respective lenders the right to declare immediately due and payable unpaid amounts approximating $1.1 billion at June 30, 2009. We do not have available cash resources to satisfy all of the obligations under the revolving credit facility and the private notes should the lenders accelerate these obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At June 30, 2009, we had $1.8 billion of outstanding indebtedness bearing a weighted average annual interest cost of 8.6% and a debt to equity ratio of 1.35 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 4.9% as of June 30, 2009, which returns were achieved.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional debt and equity capital.  We will continue to need capital to fund growth in our investments. Under the 1940 Act, we are not permitted to issue indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. As of June 30, 2009, our asset coverage was 174%. There can be no assurance as to when we will be able to satisfy the asset coverage requirements of the 1940 Act, if at all, and our failure to do so would have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay dividends.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock at a price below the current net asset value per share of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than the price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If our common stock continues to trade at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. As of June 30, 2009, our net asset value per share was $7.49. The closing price of our shares on the NYSE at June 30, 2009 was $3.48. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

Our credit ratings may change and may not reflect all risks of an investment in the debt securities.  At June 30, 2009, our long-term debt carries a non-investment grade credit rating of B1 by Moody’s Investors Service, BB+ by Standard & Poor’s, and BB by FitchRatings. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. There can be no assurance that the long-term debt ratings will be maintained.

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

Risks Related to Asset Values

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.  As a BDC, we are required to carry our investments at market value or, if no market value is readily available, at fair value as determined in good faith by the Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. As of June 30, 2009, conditions in the debt and equity markets had continued to deteriorate and pricing levels continued to decline. As a result, we have incurred and, depending on market conditions, we may incur further unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At June 30, 2009, portfolio investments recorded at fair value were 79% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. Current economic and capital markets conditions in the U.S. have severely reduced capital availability, senior lending activity and middle market merger and acquisition activity. The absence of an active senior lending environment and the slowdown or stalling in middle market merger and acquisition activity has slowed the amount of private equity investment activity generally. As a result, our investment activity has also slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and could negatively affect the amount of gains or losses upon exit.

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

We may be unable to fund our commitments to our portfolio companies as they become due, which may have a material adverse effect on our business.  We have outstanding investment commitments that at June 30, 2009 totaled $568.4 million. In addition, at June 30, 2009, we had standby letters of credit issued under our revolving line of credit and certain guarantees related to portfolio companies of $62.0 million. We are currently in default under the terms of our revolving line of credit and private notes, and in addition our asset coverage is less than the 200% required by the 1940 Act for us to issue new debt. As a result, we are currently unable to borrow additional money to fund these commitments. In addition, because our common stock trades at a price that is less than our net asset value per share, we may not be able to raise funds through additional equity offerings in order to fund these commitments. To the extent we are unable to fund these commitments, it could have a material adverse effect on our portfolio companies, and as a result, have a material adverse effect on our results of operations.

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

At June 30, 2009, our investment in Ciena Capital LLC (Ciena) totaled $547.6 million at cost and $93.0 million at value, after the effect of unrealized depreciation of $454.5 million. Other assets includes additional amounts receivable from or related to Ciena totaling $66.8 million, which have a value of $2.0 million at June 30, 2009. In addition, we have provided standby letters of credit, issued in connection with term securitization transactions completed by Ciena, that totaled $46.0 million at June 30, 2009, and we issued performance guarantees in connection with two non-recourse warehouse facilities. On September 30, 2008, Ciena voluntarily filed for bankruptcy.

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

Risks Related to Our Ability to Pay Dividends to Our Shareholders

There is a risk that our common stockholders may not receive dividends or distributions.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or at all. In addition, due to the asset coverage test applicable to us as a business development company, we may be precluded from making distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. As of June 30, 2009 we had an asset coverage of 174%. Therefore, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

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

Risks Related to Changes in Interest Rates

Changes in interest rates may affect our cost of capital and net investment income.  Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. In addition, defaults under our borrowing arrangements may result in higher interest costs during the continuance of an event of default. In July 2009, we agreed in principle to terms with the lenders under our revolving line of credit and the holders of our private notes on a comprehensive restructuring of these debt agreements. We expect the restructured debt to result in a significantly increased cost of capital. As a result, we expect our profitability will be substantially reduced. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended June 30, 2009 and 2008.

Issuer Purchases of Equity Securities

We did not purchase shares of our equity securities during the three months ended June 30, 2009. During the three months ended June 30, 2008, we purchased a total of 262,716 shares by a plan agent for shareholders pursuant to our dividend reinvestment plan at an aggregate cost of $3.7 million.

During the three months ended June 30, 2009, we purchased publicly issued notes in the market with a total par value of $77.6 million original principal amount of our 6.625% Notes due 2011 for $29.6 million and $54.4 million of our 6.000% Notes due 2012, for $20.2 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders of the Company (“Meeting”) was held in Washington, DC on May 13, 2009. Shareholders voted on the election of four directors of the Company, who will serve for three years and the ratification of the selection of KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ending December 31, 2009. The results of the voting of each such matter are described below. There were no broker non-votes for items 1 and 2 below.

1.	Election of Directors: Shareholders elected five directors of the Company, who will serve for three years, or until their successors are elected and qualified. This item was approved. Votes were cast as follows:

	For	Withheld

Ann Torre Bates	151,075,194	10,345,534
Edward J. Mathias	151,671,663	9,749,065
Alex J. Pollock	151,727,150	9,693,578
John M. Scheurer	151,958,000	9,462,728

The following directors are continuing as directors of the Company for their respective terms — William L. Walton, Joan M. Sweeney, Brooks H. Browne, Robert E. Long, John D. Firestone, Anthony T. Garcia, Lawrence I. Hebert, Marc F. Racicot, and Laura W. van Roijen.

2.	Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2009. This item was approved. Votes were cast as follows:

For	Against	Abstain

156,068,866	3,937,981	1,413,881

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Allied Capital’s Form 10-K on March 2, 2009).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.2(a)	First Amendment to Credit Agreement, dated December 30, 2008. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on December 31, 2008).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).

Exhibit
Number	Description

10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.20(i)	Amendment to Allied Capital Corporation 401(k) Plan. (Incorporated by reference to Exhibit 10.20(i) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).

Exhibit
Number	Description

10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.21(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.21(c)	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(c) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.23(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.23(c)	Third Amendment to Employment Agreement, dated May 5, 2009, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(c) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.24	Employment Agreement, dated May 5, 2009, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).

Exhibit
Number	Description

10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.34	Retention Agreement dated May 13, 2009, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 19, 2009).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.43	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.43(a)	Second Omnibus Amendment to the Note Agreements, dated as of December 30, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K December 31, 2008).
10.44	Custodian Agreement, dated as of April 3, 2009 by and between Allied Capital Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.44 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.

Exhibit
Number	Description

21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: August 10, 2009	/s/ William L. Walton William L. Walton Chairman of the Board

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