Form 10-Q
period 2009-09-30
ALLIED CAPITAL CORP
filed 2009-11-06
CIK 3906

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period
Ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:
0-22832

ALLIED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Jurisdiction of Incorporation of Organization)	52-1081052 (IRS Employer Identification No.)

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

On November 5, 2009, there were 179,400,109 shares outstanding of the Registrant’s common stock, $0.0001 par value.

ALLIED CAPITAL CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2009-$2,025,850; 2008-$2,167,020)	$1,032,018	$1,187,722
Companies 5% to 25% owned (cost: 2009-$219,671; 2008-$392,516)	178,253	352,760
Companies less than 5% owned (cost: 2009-$1,948,748; 2008-$2,317,856)	1,232,400	1,858,581

Total private finance (cost: 2009-$4,194,269; 2008-$4,877,392)	2,442,671	3,399,063
Commercial real estate finance (cost: 2009-$74,066; 2008-$85,503)	68,523	93,887

Total portfolio at value (cost: 2009-$4,268,335; 2008-4,962,895)	2,511,194	3,492,950
Accrued interest and dividends receivable	49,953	55,638
Other assets	125,653	122,909
Investments in money market and other securities	90,020	287
Cash and cash equivalents	62,737	50,402
Restricted cash	659	—

Total assets	$2,840,216	$3,722,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (principal amount: 2009-$1,586,513; 2008-$1,895,000) (maturing within one year: 2009-$253,745; 2008-$1,015,000)	$1,543,867	$1,895,000
Bank term debt (former revolver)	50,000	50,000
Accounts payable and other liabilities	45,084	58,786

Total liabilities	1,638,951	2,003,786

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 179,362 and 178,692 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	18	18
Additional paid-in capital	3,037,718	3,037,845
Notes receivable from sale of common stock	(680)	(1,089)
Net unrealized appreciation (depreciation)	(1,883,617)	(1,503,089)
Undistributed earnings	47,826	184,715

Total shareholders’ equity	1,201,265	1,718,400

Total liabilities and shareholders’ equity	$2,840,216	$3,722,186

Net asset value per common share	$6.70	$9.62

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Interest and Related Portfolio Income:
Interest and dividends:
Companies more than 25% owned	$24,737	$29,699	$72,941	$85,167
Companies 5% to 25% owned	4,775	9,864	25,123	31,587
Companies less than 5% owned	36,118	72,644	131,953	249,325

Total interest and dividends	65,630	112,207	230,017	366,079

Fees and other income:
Companies more than 25% owned	6,063	6,130	18,648	22,638
Companies 5% to 25% owned	13	342	223	411
Companies less than 5% owned	732	1,983	3,362	11,056

Total fees and other income	6,808	8,455	22,233	34,105

Total interest and related portfolio income	72,438	120,662	252,250	400,184

Expenses:
Interest	42,421	35,949	129,023	109,974
Employee	10,905	21,443	32,939	57,439
Employee stock options	392	1,477	2,369	9,531
Administrative	7,205	14,138	25,509	36,100
Impairment of long-lived asset	—	—	2,873	—

Total operating expenses	60,923	73,007	192,713	213,044

Net investment income before income taxes	11,515	47,655	59,537	187,140
Income tax expense (benefit), including excise tax	1,930	2,060	4,205	8,141

Net investment income	9,585	45,595	55,332	178,999

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses):
Companies more than 25% owned	(12,681)	1,098	(89,643)	1,967
Companies 5% to 25% owned	(824)	7,234	(54,963)	(6,569)
Companies less than 5% owned	8,415	53,710	(13,649)	51,932

Total net realized gains (losses)	(5,090)	62,042	(158,255)	47,330
Net change in unrealized appreciation or depreciation	(27,681)	(425,899)	(380,528)	(687,506)

Total net gains (losses)	(32,771)	(363,857)	(538,783)	(640,176)
Gain on repurchase of debt	—	—	83,532	—
Loss on extinguishment of debt	(117,497)	—	(117,497)	—

Net increase (decrease) in net assets resulting from operations	$(140,683)	$(318,262)	$(517,416)	$(461,177)

Basic earnings (loss) per common share	$(0.79)	$(1.78)	$(2.89)	$(2.70)

Diluted earnings (loss) per common share	$(0.79)	$(1.78)	$(2.89)	$(2.70)

Weighted average common shares outstanding — basic	179,054	178,692	178,815	171,084

Weighted average common shares outstanding — diluted	179,054	178,692	178,815	171,084

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Nine Months
	Ended September 30,
(in thousands, except per share amounts)	2009	2008
	(unaudited)

Operations:
Net investment income	$55,332	$178,999
Net realized gains (losses)	(158,255)	47,330
Net change in unrealized appreciation (depreciation)	(380,528)	(687,506)
Gain on repurchase of debt	83,532	—
Loss on extinguishment of debt	(117,497)	—

Net increase (decrease) in net assets resulting from operations	(517,416)	(461,177)

Shareholder distributions:
Common stock dividends	—	(340,381)

Net decrease in net assets resulting from shareholder distributions	—	(340,381)

Capital share transactions:
Sale of common stock	—	402,478
Issuance of common stock in lieu of cash distributions	—	3,751
Issuance of common stock upon exercise of stock options	489	—
Stock option expense	2,438	9,655
Net decrease in notes receivable from sale of common stock	409	841
Purchase of common stock held in deferred compensation trusts	—	(943)
Distribution of common stock held in deferred compensation trusts	—	27,335
Cancellation of stock options	(3,055)	—

Net increase (decrease) in net assets resulting from capital share transactions	280	443,117

Total increase (decrease) in net assets	(517,135)	(358,441)
Net assets at beginning of period	1,718,400	2,771,847

Net assets at end of period	$1,201,265	$2,413,406

Net asset value per common share	$6.70	$13.51

Common shares outstanding at end of period	179,362	178,692

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(in thousands)	2009	2008
	(unaudited)

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(517,416)	$(461,177)
Adjustments:
Portfolio investments	(118,095)	(1,019,750)
Principal collections related to investment repayments or sales	479,815	878,229
Collections of notes and other consideration received from sale of investments	171,030	16,316
Realized gains from the receipt of notes and other consideration from sale of investments	(577)	(1,886)
Realized losses	194,152	87,867
Gain on repurchase of debt	(83,532)	—
Redemption of (investments in) money market and other securities	(89,733)	187,838
Payment-in-kind interest and dividends, net of cash collections	(24,352)	(35,947)
Change in accrued interest and dividends	4,577	835
Net collection (amortization) of discounts and fees	(4,875)	(10,176)
Stock option expense	2,438	9,655
Impairment of long-lived asset	2,873	—
Changes in other assets and liabilities	(95,823)	(42,537)
Depreciation and amortization	1,169	1,752
Net change in unrealized (appreciation) or depreciation	380,528	687,506

Net cash provided by (used in) operating activities	302,179	298,525

Cash flows from financing activities:
Sale of common stock	—	402,478
Sale of common stock upon the exercise of stock options	489	—
Collections of notes receivable from sale of common stock	408	841
Borrowings under notes payable	—	193,000
Repurchase or repayment of notes payable	(224,357)	(153,000)
Net borrowings under (repayments on) revolver/bank term debt	—	(197,250)
Purchase of common stock held in deferred compensation trusts	—	(943)
Net change in restricted cash	(659)	—
Deferred financing costs	(65,725)	(8,611)
Other financing activities	—	(35)
Common stock dividends and distributions paid	—	(336,630)

Net cash provided by (used in) financing activities	(289,844)	(100,150)

Net increase (decrease) in cash	12,335	198,375
Cash at beginning of period	50,402	3,540

Cash at end of period	$62,737	$201,915

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$665	$417

(Private Equity Fund)	Total Investment		665	417

AllBridge Financial, LLC	Senior Loan (6.6%, Due 12/09)	$1,311	1,311	1,311
(Asset Management)	Equity Interests		40,118	15,523

	Total Investment		41,429	16,834

Allied Capital Senior Debt Fund, L.P.(5)	Limited Partnership Interests		31,800	33,044

(Private Debt Fund)	Total Investment		31,800	33,044

Avborne, Inc.(7)	Preferred Stock (12,500 shares)		—	904
(Business Services)	Common Stock (27,500 shares)		—	—

	Total Investment		—	904

Avborne Heavy Maintenance, Inc.(7)	Common Stock (2,750 shares)		—	—

(Business Services)	Total Investment		—	—

Aviation Properties Corporation	Common Stock (100 shares)		93	—

(Business Services)	Total Investment		93	—

Border Foods, Inc.	Senior Loan (12.9%, Due 3/12)	34,876	29,495	34,876
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	16,585
	Common Stock (260,467 shares)		3,847	—

	Total Investment		46,063	51,461

Calder Capital Partners, LLC(5)	Senior Loan (12.5%, Due 5/09)(6)	4,496	4,496	1,100
(Asset Management)	Equity Interests		2,453	—

	Total Investment		6,949	1,100

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13)	20,939	20,939	15,165
(Asset Management)	Common Stock (100 shares)		—	—

	Total Investment		20,939	15,165

	Guaranty ($3,189)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Avborne, Inc. and Avborne Heavy Maintenance, Inc. are affiliated companies.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	$319,031	$319,031	$102,232
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,097	—

	Total Investment		547,564	102,232

	Guaranty ($5,000 — See Note 3)

CitiPostal Inc.	Senior Loan (3.7%, Due 12/13)	692	683	683
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,180	51,001	51,001
	Subordinated Debt (16.0%, Due 12/15)	10,265	10,265	10,265
	Common Stock (37,024 shares)		12,726	1,124

	Total Investment		74,675	63,073

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	31,627	31,565	31,565
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,553	5,553
	Common Stock (763,333 shares)		14,362	21,261

	Total Investment		51,480	58,379

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)(6)	40,623	40,510	10,271
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	—

	Total Investment		69,254	10,271

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 6/10)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 9/11 – 6/17)(6)	32,202	32,112	4,203
	Common Stock (174 shares)		82,730	—

	Total Investment		115,275	4,636

	Guaranty ($900)

Direct Capital Corporation	Senior Loan (8.0%, Due 1/14)(6)	8,175	8,175	8,573
(Financial Services)	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	7,139
	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		89,403	15,712

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,870	41,417
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,518	41,417

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	$30,572	$30,572	$10,471
(Retail)	Common Stock (93,500 shares)		5,151	—

	Total Investment		35,723	10,471

Hot Stuff Foods, LLC	Senior Loan (3.7%, Due 2/11-2/12)	45,417	45,310	45,417
(Consumer Products)	Subordinated Debt (12.3%, Due 8/12-2/13)(6)	83,692	83,387	49,801
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		184,884	95,218

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/15)	19,544	19,494	19,494
(Retail)	Common Stock (358,428 shares)		36,348	7,651

	Total Investment		55,842	27,145

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	9,948

(Industrial Products)	Total Investment		13,500	15,948

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	322

(Business Services)	Total Investment		—	322

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	54,167	54,100	52,098
(Consumer Products)	Common Stock (155,000 shares)		40,413	10,419

	Total Investment		94,513	62,517

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	374

(Industrial Products)	Total Investment		748	374

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (9.5%, Due 1/22)	18,700	18,700	11,160
(CLO)	Income Notes (13.3%)(11)		38,746	22,640

	Total Investment		57,446	33,800

Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (7.8%, Due 6/18)	12,800	12,800	12,246
(CLO)	Class D Notes (8.8%, Due 6/18)	8,000	8,000	7,080
	Class E Notes (5.3%, Due 6/18)	13,200	11,081	9,798
	Income Notes (21.2%)(11)		21,327	20,112

	Total Investment		53,208	49,236

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
MVL Group, Inc.	Senior Loan (12.0%, Due 7/12)	$25,260	$25,256	$25,256
(Business Services)	Subordinated Debt (14.5%, Due 7/12)	41,434	41,402	36,021
	Subordinated Debt (8.0%, Due 7/12)(6)	144	139	—
	Common Stock (560,716 shares)		555	—

	Total Investment		67,352	61,277

Penn Detroit Diesel Allison, LLC	Equity Interests		20,081	13,870

(Business Services)	Total Investment		20,081	13,870

Senior Secured Loan Fund LLC	Subordinated Certificates (8.4%)		165,248	165,000
(Private Debt Fund)	Equity Interests		1	—

	Total Investment		165,249	165,000

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,566	27,515	27,515
(Business Services)	Common Stock (55,112 shares)		11,785	28,321

	Total Investment		39,300	55,836

Stag-Parkway, Inc.	Subordinated Debt (10.0%, Due 7/12)	19,044	19,000	19,000
(Business Services)	Common Stock (25,000 shares)		32,686	7,359

	Total Investment		51,686	26,359

Startec Equity, LLC	Equity Interests		211	—

(Telecommunications)	Total Investment		211	—

Total companies more than 25% owned			$2,025,850	$1,032,018

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$22,100	$22,004	$22,100
(Business Services)	Equity Interests		422	485
	Option		25	25

	Total Investment		22,451	22,610

Air Medical Group Holdings LLC	Senior Loan (4.3%, Due 3/11)	4,665	4,642	4,456
(Healthcare Services)	Equity Interests		2,993	20,000

	Total Investment		7,635	24,456

BB&T Capital Partners/Windsor
Mezzanine Fund, LLC(5)	Equity Interests		11,789	10,009

(Private Equity Fund)	Total Investment		11,789	10,009

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Driven Brands, Inc.	Subordinated Debt (16.6%, Due 7/15)	$89,838	$89,477	$86,398
(Consumer Services)	Common Stock (3,772,098 shares)		9,516	2,500

	Total Investment		98,993	88,898

Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	2,508	2,491	2,488
(Business Services)	Equity Interests		1,737	1,206

	Total Investment		4,228	3,694

Pendum Acquisition, Inc.	Common Stock (8,872 shares)		—	—

(Business Services)	Total Investment		—	—

Postle Aluminum Company, LLC	Senior Loan (6.0%, Due 10/12)(6)	35,000	34,876	15,308
(Industrial Products)	Subordinated Debt (3.0%, Due 10/12)(6)	23,953	23,868	—
	Equity Interests		2,174	—

	Total Investment		60,918	15,308

Progressive International	Preferred Stock (500 shares)		500	5,847
Corporation	Common Stock (197 shares)		13	153
(Consumer Products)	Warrants		—	—

	Total Investment		513	6,000

Regency Healthcare Group, LLC	Equity Interests		1,302	1,841

(Healthcare Services)	Total Investment		1,302	1,841

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,158	—

(Business Services)	Total Investment		4,158	—

Soteria Imaging Services, LLC	Subordinated Debt (11.3%, Due 11/10)	4,250	4,204	4,154
(Healthcare Services)	Equity Interests		1,881	1,283

	Total Investment		6,085	5,437

Universal Environmental Services, LLC	Equity Interests		1,599	—

(Business Services)	Total Investment		1,599	—

Total companies 5% to 25% owned			$219,671	$178,253

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (16.6%, Due 8/13)(6)	$29,548	$29,473	$14,865

(Consumer Products)	Total Investment		29,473	14,865

Augusta Sportswear Group, Inc.	Common Stock (2,500 shares)		2,500	1,523

(Consumer Products)	Total Investment		2,500	1,523

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Axium Healthcare Pharmacy, Inc.	Subordinated Debt (8.0%, Due 3/15)	$2,975	$2,975	$2,380

(Healthcare Services)	Total Investment		2,975	2,380

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	40,326	40,250	40,250
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	73,729
	Warrants(12)		—	—

	Total Investment		79,524	113,979

Broadcast Electronics, Inc.	Senior Loan (8.8%, Due 11/11)(6)	4,875	4,847	340
(Business Services)	Preferred Stock (2,044 shares)		—	—

	Total Investment		4,847	340

Bushnell, Inc.	Subordinated Debt (6.8%, Due 2/14)	41,325	40,161	30,204

(Consumer Products)	Total Investment		40,161	30,204

Callidus Debt Partners CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)(6)	19,420	19,527	2,935
(CDO)	Class D Notes (17.0%, Due 12/13)(6)	9,400	9,454	—

	Total Investment		28,981	2,935

Callidus Debt Partners CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares)		20,138	2,199

(CLO)	Total Investment		20,138	2,199

Callidus Debt Partners CLO Fund IV, Ltd.(4)(10)	Class D Notes (5.1%, Due 4/20)	3,000	2,160	1,653
(CLO)	Income Notes (0.0%)(11)		14,868	4,366

	Total Investment		17,028	6,019

Callidus Debt Partners CLO Fund V, Ltd.(4)(10)	Income Notes (2.6%)(11)		13,521	4,625

(CLO)	Total Investment		13,521	4,625

Callidus Debt Partners CLO Fund VI, Ltd.(4)(10)	Class D Notes (6.5%, Due 10/21)	9,325	7,602	3,833
(CLO)	Income Notes (0.0%)(11)		29,144	4,155

	Total Investment		36,746	7,988

Callidus Debt Partners CLO Fund VII, Ltd.(4)(10)	Income Notes (0.0%)(11)		24,824	5,431

(CLO)	Total Investment		24,824	5,431

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (5.8%, Due 12/17)	$17,000	$17,000	$11,400
(CLO)	Income Notes (0.0%)(11)		41,176	13,662

	Total Investment		58,176	25,062

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (4.8%, Due 7/22)	7,700	3,785	3,068
(CLO)	Income Notes (0.9%)(11)		18,109	4,819

	Total Investment		21,894	7,887

Carlisle Wide Plank Floors, Inc.	Unitranche Debt (12.0%, Due 6/11)	1,644	1,637	1,533
(Consumer Products)	Common Stock (345,056 Shares)		345	—

	Total Investment		1,982	1,533

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		3,287	1,789

(Private Equity Fund)	Total Investment		3,287	1,789

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	22,000	21,970	21,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	6,212
	Warrants		—	—

	Total Investment		37,513	28,182

Community Education Centers, Inc.	Subordinated Debt (19.5%, Due 11/13)	36,654	36,602	36,501

(Education Services)	Total Investment		36,602	36,501

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,921	18,876	16,587

(Industrial Products)	Total Investment		18,876	16,587

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	87,600	87,286	69,000
(Business Services)	Equity Interests		552	—

	Total Investment		87,838	69,000

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		6,572	3,812

(Private Equity)	Total Investment		6,572	3,812

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	$13,203	$13,155	$12,825
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,894	4,883	4,883

	Total Investment		18,038	17,708

DirectBuy Holdings, Inc.	Subordinated Debt (16.0%, Due 5/13)	76,389	76,139	60,287
(Consumer Products)	Equity Interests		8,000	—

	Total Investment		84,139	60,287

Distant Lands Trading Co.	Senior Loan (6.3%, Due 11/11)	6,800	6,781	6,358
(Consumer Products)	Unitranche Debt (11.0%, Due 11/11)	43,581	43,499	41,967
	Common Stock (3,451 shares)		3,451	1,147

	Total Investment		53,731	49,472

Diversified Mercury	Senior Loan (4.5%, Due 3/13)	2,814	2,803	2,525

Communications, LLC	Total Investment		2,803	2,525

(Business Services)

Dryden XVIII Leveraged	Class B Notes (5.0%, Due 10/19)(6)	9,092	7,872	2,355
Loan 2007 Limited(4)	Income Notes (0.0%)(11)		23,164	2,415

(CLO)	Total Investment		31,036	4,770

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	7,982

(Private Equity Fund)	Total Investment		9,350	7,982

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	—
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	—

(Private Equity Fund)	Total Investment		7,274	—

eInstruction Corporation	Subordinated Debt (12.1%, Due 7/14-1/15)	36,069	35,951	32,708
(Education Services)	Common Stock (2,406 shares)		2,500	750

	Total Investment		38,451	33,458

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (8.3%, Due 3/11)	2,500	2,496	2,492

(Consumer Products)	Total Investment		2,496	2,492

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		$12,828	$7,804

(Private Equity Fund)	Total Investment		12,828	7,804

Freedom Financial Network, LLC	Subordinated Debt (13.5%, Due 2/14)	$6,000	5,953	6,000

(Financial Services)	Total Investment		5,953	6,000

Geotrace Technologies, Inc.	Warrants		2,027	2,300

(Energy Services)	Total Investment		2,027	2,300

Gilchrist & Soames, Inc.	Subordinated Debt (13.4%, Due 10/13)	25,304	25,186	23,101

(Consumer Products)	Total Investment		25,186	23,101

Havco Wood Products LLC	Equity Interests		910	—

(Industrial Products)	Total Investment		910	—

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	53,305	53,129	53,129
(Business Services)	Common Stock (23,695 shares)(12)		23,695	12,355
	Warrant(12)		—	—

	Total Investment		76,824	65,484

The Homax Group, Inc.	Senior Loan (6.3%, Due 10/12)	10,116	10,072	9,168
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,159	13,619	4,945
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		24,726	14,113

Ideal Snacks Corporation	Senior Loan (8.5%, Due 6/10)	1,084	1,084	1,068

(Consumer Products)	Total Investment		1,084	1,068

Kodiak Fund LP(5)	Equity Interests		9,332	900

(Private Equity Fund)	Total Investment		9,332	900

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	2,500	2,450	2,392
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,504	23,166

	Total Investment		26,954	25,558

NetShape Technologies, Inc.	Senior Loan (4.0%, Due 2/13)	875	875	368

(Industrial Products)	Total Investment		875	368

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Network Hardware Resale, Inc.	Unitranche Debt (12.8%, Due 12/11)	$16,330	$16,382	$16,330
(Business Services)	Convertible Subordinated Debt	15,953	16,000	16,000
	(9.8%, Due 12/15)

	Total Investment		32,382	32,330

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,037

(Private Equity Fund)	Total Investment		2,018	1,037

Oahu Waste Services, Inc.	Stock Appreciation Rights		206	406

(Business Services)	Total Investment		206	406

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (5.3%, Due 1/21)	15,000	11,985	7,795

(CLO)	Total Investment		11,985	7,795

PC Helps Support, LLC	Senior Loan (4.3%, Due 12/13)	8,299	8,210	7,763
(Business Services)	Subordinated Debt (12.8%, Due 12/13)	27,121	27,013	25,572

	Total Investment		35,223	33,335

Performant Financial Corporation	Common Stock (478,816 shares)		734	920

(Business Services)	Total Investment		734	920

Promo Works, LLC	Unitranche Debt (12.3%, Due 12/11)	23,111	22,994	20,312

(Business Services)	Total Investment		22,994	20,312

Reed Group, Ltd.	Senior Loan (6.4%, Due 12/13)	12,060	11,929	9,530
(Healthcare Services)	Subordinated Debt (15.8%, Due 12/13)	19,076	19,013	14,924
	Equity Interests		1,800	—

	Total Investment		32,742	24,454

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	38,327	38,184	33,606
(Retail)	Preferred Stock (46,690 shares)		117	—
	Warrants		534	—

	Total Investment		38,835	33,606

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		7,605	6,987

(Private Equity Fund)	Total Investment		7,605	6,987

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,313	27,305

(Industrial Products)	Total Investment		30,313	27,305

Summit Energy Services, Inc.	Common Stock (415,982 shares)		1,861	2,150

(Business Services)	Total Investment		1,861	2,150

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance		September 30, 2009
Portfolio Company		(unaudited)
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)(6)	$22,346	$22,248	$4,515
(Business Services)	Common Stock (12,940 shares)(12)		2,043	—
	Warrant(12)		—	—

	Total Investment		24,291	4,515

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	94,602	94,396	89,550
(Consumer Products)	Equity Interests		2,156	1,528

	Total Investment		96,552	91,078

Tradesmen International, Inc.	Subordinated Debt (12.0%, Due 12/12)	40,000	39,793	18,347

(Business Services)	Total Investment		39,793	18,347

TransAmerican Auto Parts, LLC	Subordinated Debt (18.3%, Due 11/12)(6)	24,561	24,409	—
(Consumer Products)	Equity Interests		1,033	—

	Total Investment		25,442	—

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	56,676	56,510	52,568

(Business Services)	Total Investment		56,510	52,568

United Road Towing, Inc.	Subordinated Debt (11.8%, Due 1/14)	19,060	18,988	18,792

(Consumer Services)	Total Investment		18,988	18,792

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

WMA Equity Corporation and Affiliates	Subordinated Debt (16.8%, Due 4/13-4/14)(6)	139,455	138,559	71,345
d/b/a Wear Me Apparel	Common Stock (86 shares)		39,549	—

(Consumer Products)	Total Investment		178,108	71,345

Webster Capital II, L.P.(5)	Limited Partnership Interest		1,338	809

(Private Equity Fund)	Total Investment		1,338	809

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	90,000	89,678	74,221
(Consumer Products)	Common Stock (6,960 shares)		6,961	2,000

	Total Investment		96,639	76,221

Other companies	Other debt investments	37	(151)	(151)
	Other equity investments		41	8

	Total Investment		(110)	(143)

Total companies less than 5% owned			$1,948,748	$1,232,400

Total private finance (113 portfolio investments)			$4,194,269	$2,442,671

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

			September 30, 2009
			(unaudited)
	Stated Interest	Number of
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$32,143	$31,006
	7.00%–8.99%	2	1,876	1,864
	9.00%–10.99%	1	6,476	6,476
	11.00%–12.99%	1	10,479	6,319
	15.00% and above	2	3,970	4,848

Total commercial mortgage loans(13)			$54,944	$50,513

Real Estate Owned			$5,937	$6,179

Equity Interests(2) — Companies more than 25% owned			$13,185	$11,831

Total commercial real estate finance			$74,066	$68,523

Total portfolio			$4,268,335	$2,511,194

	Yield	Cost	Value
Investments in Money Market and Other Securities
First American Treasury Obligations Fund	—	$90,020	$90,020

Total		$90,020	$90,020

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(13)	Commercial mortgage loans totaling $9.2 million at value were on non-accrual status and therefore were considered non-income producing.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	$319,031	$319,031	$104,883
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,301	—

	Total Investment		547,768	104,883

	Guaranty ($5,000 — See Note 3)
	Standby Letters of Credit ($102,600 — See Note 3)

CitiPostal Inc.	Senior Loan (4.0%, Due 12/13)	692	681	681
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	51,758	51,548	51,548
	Subordinated Debt (16.0%, Due 12/15)	9,114	9,114	9,114
	Common Stock (37,024 shares)		12,726	8,616

	Total Investment		74,069	69,959

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	32,035	31,948	31,948
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,549	5,549
	Common Stock (763,333 shares)		14,361	17,968

	Total Investment		51,858	55,465

CR Holding, Inc.	Subordinated Debt (16.6%, Due 2/13)(6)	39,307	39,193	17,360
(Consumer Products)	Common Stock (32,090,696 shares)		28,744	—

	Total Investment		67,937	17,360

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 1/09)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 9/11 – 6/17)	22,312	22,247	14,283
	Subordinated Debt (11.0%, Due 1/12 – 9/12)(6)	10,097	10,072	4,331
	Common Stock (174 shares)		81,255	4,580

	Total Investment		114,007	23,627

	Guaranty ($900)
	Standby Letters of Credit ($200)

Direct Capital Corporation	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	13,530
(Financial Services)	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		81,228	13,530

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,840	62,189
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,488	62,189

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (9.3%, Due 6/18)	$12,800	$12,800	$12,800
(CLO)	Class D Notes (10.3%, Due 6/18)	8,000	8,000	8,000
	Class E Notes (6.8%, Due 6/18)	13,200	10,573	10,573
	Income Notes (16.6%)(11)		21,315	21,315

	Total Investment		52,688	52,688

MHF Logistical Solutions, Inc.	Subordinated Debt (13.0%, Due 6/12 – 6/13)(6)	49,841	49,633	—
(Business Services)	Preferred Stock (10,000 shares)		—	—
	Common Stock (20,934 shares)		20,942	—

	Total Investment		70,575	—

MVL Group, Inc.	Senior Loan (12.0%, Due 6/09 – 7/09)	30,674	30,663	30,663
(Business Services)	Subordinated Debt (14.5%, Due 6/09 – 7/09)	41,074	40,994	40,994
	Subordinated Debt (3.0%, Due 6/09)(6)	144	139	86
	Common Stock (560,716 shares)		555	—

	Total Investment		72,351	71,743

Old Orchard Brands, LLC	Subordinated Debt (18.0%, Due 7/14)	18,951	18,882	18,882
(Consumer Products)	Equity Interests		16,857	27,763

	Total Investment		35,739	46,645

Penn Detroit Diesel Allison, LLC	Subordinated Debt (15.5%, Due 8/13)	37,984	37,869	37,869
(Business Services)	Equity Interests		18,873	21,100

	Total Investment		56,742	58,969

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,050	26,984	26,984
(Business Services)	Common Stock (55,112 shares)		11,785	21,156

	Total Investment		38,769	48,140

Stag-Parkway, Inc.	Unitranche Debt (14.0%, Due 7/12)	17,975	17,920	17,962
(Business Services)	Common Stock (25,000 shares)		32,686	6,968

	Total Investment		50,606	24,930

Startec Equity, LLC	Equity Interests		211	332

(Telecommunications)	Total Investment		211	332

Senior Secured Loan Fund LLC	Subordinated Certificates (12.0)%		125,423	125,423
(Private Debt Fund)	Equity Interests		1	1

	Total Investment		125,424	125,424

Worldwide Express Operations, LLC	Subordinated Debt (14.0%, Due 2/14)(6)	2,865	2,722	2,032
(Business Services)	Equity Interests		11,384	—
	Warrants		144	—

	Total Investment		14,250	2,032

Total companies more than 25% owned			$2,167,020	$1,187,722

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Baird Capital Partners IV Limited(5)	Limited Partnership Interest		$3,636	$2,978

(Private Equity Fund)	Total Investment		3,636	2,978

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	$40,326	40,238	40,238
(Business Services)	Common Stock (39,274,290 shares)(12)		39,274	91,149
	Warrants(12)		—	—

	Total Investment		79,512	131,387

Broadcast Electronics, Inc.	Senior Loan (8.8%, Due 11/11)(6)	4,912	4,884	773
(Business Services)	Preferred Stock (2,044 shares)		—	—

	Total Investment		4,884	773

Bushnell, Inc.	Subordinated Debt (8.0%, Due 2/14)	41,325	40,003	35,794

(Consumer Products)	Total Investment		40,003	35,794

Callidus Debt Partners CDO Fund I, Ltd.(4)(10)	Class C Notes (12.9%, Due 12/13)	18,800	18,907	10,116
(CDO)	Class D Notes (17.0%, Due 12/13)	9,400	9,454	—

	Total Investment		28,361	10,116

Callidus Debt Partners CLO Fund III, Ltd.(4)(10)	Preferred Shares (23,600,000 shares)		20,138	5,402

(CLO)	Total Investment		20,138	5,402

Callidus Debt Partners CLO Fund IV, Ltd.(4)(10)	Class D Notes (9.1%, Due 4/20)	3,000	2,045	1,445
(CLO)	Income Notes (13.2%)(11)		14,591	10,628

	Total Investment		16,636	12,073

Callidus Debt Partners CLO Fund V, Ltd.(4)(10)	Income Notes (16.4%)(11)		13,388	10,331

(CLO)	Total Investment		13,388	10,331

Callidus Debt Partners CLO Fund VI, Ltd.(4)(10)	Class D Notes (9.8%, Due 10/21)	9,000	7,144	3,929
(CLO)	Income Notes (17.8%)(11)		28,314	23,090

	Total Investment		35,458	27,019

Callidus Debt Partners CLO Fund VII, Ltd.(4)(10)	Income Notes (11.4%)(11)		24,026	15,361

(CLO)	Total Investment		24,026	15,361

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (7.0%, Due 12/17)	$17,000	$17,000	$9,813
(CLO)	Income Notes (4.0%)(11)		45,053	27,678

	Total Investment		62,053	37,491

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (8.8%, Due 7/22)	7,700	3,555	2,948
(CLO)	Income Notes (13.3%)(11)		18,393	12,626

	Total Investment		21,948	15,574

Carlisle Wide Plank Floors, Inc.	Senior Loan (6.1%, Due 6/11)	1,000	998	953
(Consumer Products)	Unitranche Debt (14.5%, Due 6/11)	3,161	3,139	3,047
	Preferred Stock (345,056 Shares)		345	82

	Total Investment		4,482	4,082

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,812	2,356

(Private Equity Fund)	Total Investment		2,812	2,356

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		3,049	2,344

(Private Equity Fund)	Total Investment		3,049	2,344

CK Franchising, Inc.	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,000	20,912	20,912
	Preferred Stock (1,281,887 shares)		1,282	1,592
	Common Stock (7,585,549 shares)		7,586	10,600

	Total Investment		29,780	33,104

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	19,000	18,970	18,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		34,513	28,043

Community Education Centers, Inc.	Subordinated Debt (14.5%, Due 11/13)	35,548	35,486	34,056

(Education Services)	Total Investment		35,486	34,056

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,710	18,654	18,261

(Industrial Products)	Total Investment		18,654	18,261

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,619	82,839
(Business Services)	Equity Interests		552	—

	Total Investment		90,171	82,839

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,647	3,445

(Private Equity)	Total Investment		4,647	3,445

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Diversified Mercury Communications, LLC	Senior Loan (4.5%, Due 3/13)	$2,972	$2,958	$2,692
(Business Services)	Total Investment		2,958	2,692

Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	14,097	14,032	14,003
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	4,545	4,533	4,700

	Total Investment		18,565	18,703

DirectBuy Holdings, Inc.	Subordinated Debt (14.5%, Due 5/13)	75,909	75,609	71,703
(Consumer Products)	Equity Interests		8,000	3,200

	Total Investment		83,609	74,903

Distant Lands Trading Co.	Senior Loan (7.5%, Due 11/11)	4,825	4,800	4,501
(Consumer Products)	Unitranche Debt (12.3%, Due 11/11)	43,133	43,022	42,340
	Common Stock (3,451 shares)		3,451	984

	Total Investment		51,273	47,825

Dryden XVIII Leveraged	Class B Notes (8.0%, Due 10/19)	9,000	7,728	4,535
Loan 2007 Limited(4)	Income Notes (16.0%)(11)		22,080	17,477

(CLO)	Total Investment		29,808	22,012

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	8,966

(Private Equity Fund)	Total Investment		9,350	8,966

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	77,243
(Business Services)	Common Stock (63,438 shares)(12)		63,438	—
	Warrants(12)		—	—

	Total Investment		186,823	77,243

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	1,431

(Private Equity Fund)	Total Investment		7,274	1,431

eInstruction Corporation	Subordinated Debt (12.6%, Due 7/14-1/15)	33,931	33,795	31,670
(Education Services)	Common Stock (2,406 shares)		2,500	1,700

	Total Investment		36,295	33,370

Farley’s & Sathers Candy Company, Inc.	Subordinated Debt (10.1%, Due 3/11)	2,500	2,493	2,365

(Consumer Products)	Total Investment		2,493	2,365

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

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

Pursuant to Accounting Standards Codification (“ASC”) Topic 810 “Consolidations”, the financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements. Portfolio investments are held for purposes of deriving investment income and future capital gains.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was primarily codified into ASC Topic 105, “Generally Accepted Accounting Standards.” This standard is the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. This guidance impacts the Company’s consolidated financial statements and related disclosures as all references to authoritative literature reflect the newly adopted codification.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial results of the Company included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and changes in net assets and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

ended September 30, 2009, are not necessarily indicative of the operating results to be expected for the full year.

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

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and ASC Topic 820 “Financial Instruments,” which codified FASB Statement No. 157, Fair Value Measurements. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

The Company adopted the standards in ASC Topic 820 on a prospective basis in the first quarter of 2008. These standards require the Company to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the standards, the Company has considered its principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity.

The Company has determined that for its buyout investments, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (“M&A”) market as the principal market generally through a sale or recapitalization of the portfolio company. The Company believes that the in-

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

use premise of value (as defined in ASC Topic 820), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company uses the enterprise value methodology to determine the fair value of these investments. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The Company allocates the enterprise value to these securities in order of the legal priority of the securities.

While the Company typically exits its securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where the Company does not have control or the ability to gain control through an option or warrant security, the Company cannot typically control the exit of its investment into its principal market (the M&A market). As a result, in accordance with ASC Topic 820, the Company is required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. The Company continues to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of its equity investment in these portfolio companies. The determined equity values are generally discounted when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, the Company performs a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires the Company to estimate the expected repayment date of the instrument and a market participant’s required yield. The Company’s estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as the Company’s loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, the Company will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that the Company uses to estimate the fair value of its loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, the Company may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

The Company’s equity investments in private debt and equity funds are generally valued based on the fund’s net asset value, unless other factors lead to a determination of fair value at a different amount. The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

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

The Company records unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and records unrealized appreciation when it determines that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with ASC Topic 820 (discussed below), the Company does not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, the Company uses judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in ASC Topic 820.

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

Cash and Cash Equivalents

Cash and cash equivalents represents unrestricted cash and highly liquid securities with original maturities of 90 days or less.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

Guarantees

Guarantees meeting the characteristics described in ASC Topic 460, “Guarantees” and issued or modified after December 31, 2002, are recognized at fair value at inception. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. See Note 5.

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

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which was primarily codified into ASC Topic 718, “Compensation — Stock Compensation”. These standards were adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under these standards. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over the related service period in the statement of operations.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

The stock option expense for the three and nine months ended September 30, 2009 and 2008, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions, except per share amounts)	2009	2008	2009	2008

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$—	$—	$3.9
Options granted on or after January 1, 2006	0.4	1.5	2.4	5.6

Total employee stock option expense	$0.4	$1.5	$2.4	$9.5

Per basic share	$0.00	$0.01	$0.01	$0.06
Per diluted share	$0.00	$0.01	$0.01	$0.06

Options Granted.  The stock option expense shown in the table above was based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Expected term (in years)	—	5.0	3.0	5.0
Risk-free interest rate	—	3.4%	1.3%	2.8%
Expected volatility	—	32.8%	105.0%	27.8%
Dividend yield	—	8.5%	32.5%	8.5%
Weighted average fair value per option	—	$1.81	$0.21	$2.18

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

To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense will be $3.4 million, $3.9 million, and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

$4.0 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate may change if the Company’s assumptions related to future option forfeitures change. This estimate does not include any expense related to stock option grants after September 30, 2009, as the fair value of those stock options will be determined at the time of grant. The aggregate total stock option expense remaining as of September 30, 2009, is expected to be recognized over an estimated weighted-average period of 1.30 years.

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

Per Share Information

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Common stock equivalents of 3,814,040 shares and 5,703 shares were not included in the calculation of diluted earnings (loss) per common share for the nine months ended September 30, 2009 and 2008, respectively, as the effect would have been antidilutive.

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

The consolidated financial statements include portfolio investments at value of $2.5 billion and $3.5 billion at September 30, 2009, and December 31, 2008, respectively. At September 30, 2009, and December 31, 2008, 88% and 94%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, which was primarily codified into ASC Topic 820, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

ASC Topic 820 also includes the codification of Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which was issued by the FASB in October 2008. These provisionsapply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. These provisions of ASC Topic 820 provide clarification in a market that is not active and provide an example to illustrate key considerations in determining the fair value.

The Company applied these provisions of ASC Topic 820 relating to determining the fair value of a financial asset when the market for that asset is not active, in determining the fair value of its portfolio investments at December 31, 2008. The application of these provisions did not have a material impact on the Company’s consolidated financial position or its results of operations.

ASC Topic 820 also includes the codification of Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which was issued by the FASB in April 2009. These provisions provide guidance on how to determine the fair value of assets under ASC Topic 820 in the current economic environment and reemphasize that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. These provisions state that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums.

The Company adopted these provisions of ASC Topic 820 on a prospective basis beginning in the quarter ending March 31, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies, continued

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which was primarily codified into ASC Topic 320.  In February 2007, the FASB issued Statement No. 159, which was primarily codified into ASC Topic 825, permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which already were required to be measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

Subsequent Events (“SFAS 165”), which was primarily codified into ASC Topic 855. In May 2009, the FASB issued SFAS 165 which establishes general standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

The Company adopted these provisions of ASC 855 in the quarter ended June 30, 2009. The adoption of these provisions did not have a material impact on the Company’s financial statements.

Accounting for Transfers of Financial Assets (“SFAS 166”), which has not yet been codified. In June 2009, the FASB issued SFAS 166, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

The implementation of SFAS 166 is not expected to have a material impact on the Company’s financial statements.

Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which will be codified into ASC Topic 810, Consolidation. In June 2009, the FASB issued SFAS 167, which amends the guidance on accounting for variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within that fiscal year. The Company has not completed the process of evaluating the impact of adopting this standard.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which was primarily codified into Topic 105, was issued by the FASB in July 2009 This standard, which supersedes SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, establishes the FASB Accounting Standards Codification, which will become the source of authoritative GAAP recognized by the FASB. This standard is effective for the period ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio

Private Finance

At September 30, 2009, and December 31, 2008, the private finance portfolio consisted of the following:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$553.1	$289.4	4.8%	$556.9	$306.3	5.6%
Unitranche debt(2)	424.9	374.7	12.2%	527.5	456.4	12.0%
Subordinated debt(3)	1,770.9	1,182.9	13.4%	2,300.1	1,829.1	12.9%

Total loans and debt securities(4)	2,748.9	1,847.0	11.8%	3,384.5	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(5)	245.0	84.4	12.1%	248.2	179.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC(5)	165.2	165.0	14.0%	125.4	125.4	12.0%
Other equity securities	1,035.2	346.3		1,119.3	502.7

Total equity securities	1,445.4	595.7		1,492.9	807.3

Total	$4,194.3	$2,442.7		$4,877.4	$3,399.1

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At September 30, 2009, and December 31, 2008, senior loans included the senior secured loan to Ciena totaling $319.0 million and $319.0 million at cost, respectively, and $102.2 million and $104.9 million at value, respectively, which was placed on non-accrual status on the purchase date.
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
The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield on the subordinated certificates divided by (b) total investment at value.

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $2,775.9 million and $3,418.0 million at September 30, 2009, and December 31, 2008, respectively. The difference between principal and cost is represented by unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $27.0 million and $33.5 million at September 30, 2009, and December 31, 2008, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Senior Secured Loan Fund LLC earn a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At September 30, 2009, 80% of the private finance loans and debt securities had a fixed rate of interest and 20% had a floating rate of interest. At December 31, 2008, 85% of the private finance loans and debt securities had a fixed rate of interest and 15% had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, usually set as a spread over prime or LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest and generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to the Company quarterly.

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

On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Ciena continues to service and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and the Company, in lieu of paying under its guaranty, purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of September 30, 2009, the senior secured loan to Ciena had a cost

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

basis of $319.0 million and a value of $102.2 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with the Company’s continuing guaranty of the amounts held by this bank, the Company has agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

At September 30, 2009 and December 31, 2008, the Company’s investment in Ciena was as follows:

	September 30, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$102.2	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total(2)	$547.6	$102.2	$547.8	$104.9

(1)	At September 30, 2009 and December 31, 2008, the Company held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

(2)	In addition to the Company’s investment in Ciena included in the portfolio, the Company has amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the nine months ended September 30, 2009, the Company funded $97.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit, including the funding of $46.0 million during the third quarter of 2009. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit that were issued under the Company’s former revolving line of credit. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At September 30, 2009 and December 31, 2008, other assets included amounts receivable from or related to Ciena totaling $112.7 million and $15.4 million, respectively, at cost and $2.0 million and $2.1 million, respectively, at value. Net change in unrealized appreciation or depreciation included a net decrease related to the Company’s investment in and receivables from Ciena of $36.8 million and $99.8 million for the three and nine months ended September 30, 2009, respectively. Net change in unrealized appreciation or depreciation included a net decrease in the Company’s investment in and receivables from Ciena of $151.9 million and $220.5 million for the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, the Company had no outstanding standby letters of credit issued under the Company’s former line of credit. The Company has considered the letters of credit and the funding thereof in the valuation of Ciena at September 30, 2009 and December 31, 2008.

The Company’s investment in Ciena was on non-accrual status, therefore the Company did not earn any interest and related portfolio income from its investment in Ciena for each of the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009, Ciena had one non-recourse securitization SBA loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued a performance guaranty whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit and the funding thereof, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at September 30, 2009 and at December 31, 2008.

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At September 30, 2009, and December 31, 2008, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$29.0	$2.9	—%	$28.4	$10.1	39.4%
Callidus Debt Partners CLO Fund IV, Ltd.	2.1	1.6	20.9%	2.0	1.4	26.9%
Callidus Debt Partners CLO Fund VI, Ltd.	7.6	3.8	21.4%	7.1	3.9	26.1%
Callidus MAPS CLO Fund I LLC	17.0	11.4	8.6%	17.0	9.8	12.2%
Callidus MAPS CLO Fund II LLC	3.8	3.1	25.1%	3.6	3.0	30.2%
Dryden XVIII Leveraged Loan 2007 Limited	7.9	2.4	—%	7.7	4.5	20.5%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	11.2	15.9%	18.7	14.9	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	31.9	29.1	11.3%	31.4	31.4	10.2%
Pangaea CLO 2007-1 Ltd.	12.0	7.8	16.8%	11.8	7.1	25.0%

Total bonds	130.0	73.3	12.7%	127.7	86.1	18.5%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	2.2	—%	20.1	5.4	—%
Callidus Debt Partners CLO Fund IV, Ltd.	14.9	4.4	—%	14.6	10.6	18.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.5	4.6	7.6%	13.4	10.3	21.3%
Callidus Debt Partners CLO Fund VI, Ltd.	29.1	4.2	—%	28.3	23.1	21.8%
Callidus Debt Partners CLO Fund VII, Ltd.	24.8	5.4	—%	24.0	15.4	17.9%
Callidus MAPS CLO Fund I LLC	41.2	13.7	—%	45.1	27.8	6.5%
Callidus MAPS CLO Fund II, Ltd.	18.1	4.8	3.4%	18.4	12.6	19.3%
Dryden XVIII Leveraged Loan 2007 Limited	23.2	2.4	—%	22.1	17.5	20.2%
Knightsbridge CLO 2007-1 Ltd.(3)	38.8	22.6	22.8%	40.9	35.2	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	21.3	20.1	22.5%	21.3	21.3	16.6%

Total preferred shares/income notes	245.0	84.4	12.1%	248.2	179.2	16.4%

Total	$375.0	$157.7		$375.9	$265.3

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.
(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority. Any remaining cash flow is then generally distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both September 30, 2009, and December 31, 2008, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At September 30, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 627 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$232.3	$268.3
Syndicated loans	4,387.2	4,477.3
Cash(1)	107.9	89.6

Total underlying collateral assets at cost(2)	$4,727.4	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At September 30, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $139.6 million and $95.0 million, respectively, or approximately 3.0% and 2.0% respectively, of the total underlying collateral assets.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

Loans and Debt Securities on Non-Accrual Status.  At September 30, 2009, and December 31, 2008, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2009	2008

Loans and debt securities
Companies more than 25% owned	$194.2	$176.1
Companies 5% to 25% owned	15.3	—
Companies less than 5% owned	96.3	151.8

Total	$305.8	$327.9

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at September 30, 2009, and December 31, 2008, were as follows:

	2009	2008

Industry
Business services	32%	36%
Consumer products	28	24
Private debt funds	8	6
Financial services	8	5
CLO/CDO(1)	6	8
Consumer services	5	5
Industrial products	3	5
Retail	2	5
Healthcare services	2	2
Other	6	4

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	42%	41%
Midwest	30	28
Southeast	15	17
West	12	13
Northeast	1	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

Commercial Real Estate Finance

At September 30, 2009, and December 31, 2008, the commercial real estate finance portfolio consisted of the following:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Commercial mortgage loans	$54.9	$50.5	6.9%	$52.5	$53.5	7.4%
Real estate owned	5.9	6.2		18.2	20.8
Equity interests	13.2	11.8		14.8	19.6

Total	$74.0	$68.5		$85.5	$93.9

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At September 30, 2009, and December 31, 2008, approximately 63% and 69% of the Company’s commercial mortgage loan portfolio was composed of fixed interest rate loans, respectively, and 37% and 31% of the Company’s commercial loan portfolio was composed of adjustable interest rate loans, respectively. At September 30, 2009, and December 31, 2008, loans with a value of $9.2 million and $7.7 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

Equity interests primarily consist of equity securities issued by privately owned companies that invest in single real estate properties. These equity interests may be subject to certain restrictions on their resale and are generally illiquid. Equity interests generally do not produce a current return, but are generally held in anticipation of potential investment appreciation and ultimate realized gain on sale.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

The property types and the geographic composition securing the commercial real estate finance portfolio at value at September 30, 2009, and December 31, 2008, were as follows:

	2009	2008

Property Type
Hospitality	54%	52%
Recreation	30	22
Office	14	15
Retail	—	9
Other	2	2

Total	100%	100%

Geographic Region
Southeast	46%	43%
West	32	26
Midwest	13	22
Northeast	9	9
Mid-Atlantic	—	—

Total	100%	100%

Fair Value Measurements

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and ASC Topic 820. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

ASC Topic 820 establishes a fair value hierarchy that encourages the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. Inputs are classified into one of three categories:

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

The Company has $90.0 million in investments in money market and other securities, which the Company has determined are Level 1 assets but are not included in the Company’s investment portfolio. Portfolio assets measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2009, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of September 30,	Identical Assets	Inputs	Inputs
($ in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets at Fair Value:
Portfolio
Private finance:
Loans and debt securities	$1,847.0	$—	$—	$1,847.0
Preferred shares/income notes of CLOs	84.4	—	—	84.4
Subordinated certificates in Senior Secured Loan Fund LLC	165.0	—	—	165.0
Other equity securities	346.3	—	—	346.3
Commercial real estate finance	68.5	—	—	68.5

Total portfolio	$2,511.2	$—	$—	$2,511.2

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

	Private Finance
		Preferred	Subordinated
	Loans and	Shares/	Certificates in	Other	Commercial
	Debt	Income Notes	Senior Secured	Equity	Real Estate
($ in millions)	Securities	of CLOs	Fund LLC	Securities	Finance	Total

Balance at December 31, 2008	$2,591.8	$179.2	$125.4	$502.7	$93.9	$3,493.0
Total gains or losses
Net realized gains (losses)(1)	(116.5)	11.7	—	(40.9)	(3.7)	(149.4)
Net change in unrealized appreciation or depreciation(2)	(109.2)	(91.5)	(0.2)	(72.3)	(13.9)	(287.1)
Purchases, issuances, repayments and exits, net(3)	(519.1)	(15.0)	39.8	(43.2)	(7.8)	(545.3)
Transfers in and/or out of level 3	—	—	—	—	—	—

Balance at September 30, 2009	$1,847.0	$84.4	$165.0	$346.3	$68.5	$2,511.2

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(205.0)	$(91.5)	$(0.2)	$(89.9)	$(15.3)	$(401.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).

(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations. Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The net change in unrealized appreciation or depreciation in the consolidated statement of operations also includes the change in value of escrow and other receivables from portfolio companies that are included in other assets on the consolidated balance sheet.

(3)	Includes interest and dividend income reinvested through the receipt of a debt or equity security (payment-in-kind income) (recorded as interest and dividend income in the accompanying consolidated statement of operations).

Managed Funds

In addition to managing its own assets, the Company manages certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio, continued

broadly syndicated senior secured loans. At September 30, 2009, the Company had eight separate funds under its management (together, the “Managed Funds”) for which the Company may earn management or other fees for its services. The Company may invest in the equity of these funds, along with other third parties, from which the Company may earn a current return and/or a future incentive allocation.

In the first quarter of 2009, the Company completed the acquisition of the management contracts of three middle market senior debt CLOs (together, the “Emporia Funds”) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and the cost will be amortized over the life of the contracts.

The assets of the Managed Funds at September 30, 2009 and December 31, 2008, and the Company’s management fees as of September 30, 2009, were as follows:

	Assets of Managed Funds
($ in millions)	September 30,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Senior Secured Loan Fund LLC(3)	$921.2	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	351.4	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	500.7	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	304.6	304.8	0.600%
Emporia Preferred Funding I, Ltd.	419.8	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	355.7	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.1	—	0.650	%(1)
AGILE Fund I, LLC	83.5	99.3	—	(1)

Total Assets	$3,343.0	$2,107.4

(1)	In addition to the management fees, the Company is entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and was reduced to 1.625% effective January 1, 2009 for the 2009 calendar year.

(3)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In October 2009, the Company sold its investment, including the outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC. See Note 14. Subsequent Events.

A portion of the management fees earned by the Company may be deferred under certain circumstances. Collection of the fees earned may be dependent in part on the performance of the relevant Managed Fund. The Company may pay a portion of management fees it receives to Callidus Capital Corporation, a wholly owned portfolio investment , for services provided to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

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

The Company accounts for the sale of securities to funds with which it has continuing involvement as sales pursuant to ASC Topic 860, when the securities have been legally isolated from the Company, the Company has no ability to restrict or constrain the ability of the Managed Funds to pledge or exchange the transferred securities, and the Company does not have either the entitlement and the obligation to repurchase the securities or the ability to unilaterally cause the Managed Fund to put the securities back to the Company.

During the nine months ended September 30, 2009, the Company sold assets to certain of its Managed Funds for which the Company received proceeds of $9.7 million and recognized a net realized gain of $6.3 million. During the nine months ended September 30, 2008, the Company sold assets to certain of the Managed Funds, for which the Company received proceeds of $352.7 million, and recognized realized gains of $2.8 million.

In addition to managing these funds, the Company holds certain investments in the Managed Funds as follows:

($ in millions)		September 30, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and Equity Interests	$165.2	$165.0	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	33.0	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	57.4	33.8	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes, Class E Notes and Income Notes	53.2	49.2	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$308.3	$281.4	$270.2	$260.5

(1)	The Company has committed up to a total of $525.0 million of subordinated certificates to the Senior Secured Loan Fund. The Senior Secured Loan Fund will be capitalized as investment transactions are completed. In October 2009, the Company sold its investment, including the outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC. See Note 14. Subsequent Events.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt

At September 30, 2009, and December 31, 2008, the Company had outstanding debt as follows:

	2009					2008
				Annual				Annual
	Facility	Amount		Interest		Facility	Amount	Interest
	Amount	Drawn at par		Cost(1)		Amount	Drawn at par	Cost(1)
($ in millions)
Notes payable:
Privately issued secured notes payable (formerly unsecured)(5)	$841.0	$841.0	(6)	13.8%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5		6.7%		880.0	880.0	6.7%

Total notes payable	1,586.5	1,586.5		10.5%		1,895.0	1,895.0	7.3%
Bank secured term debt (former revolver)(4)	50.0	50.0		17.0	%(2)	632.5	50.0	4.3	%(2)

Total debt	$1,636.5	$1,636.5		10.7	%(3)	$2,527.5	$1,945.0	7.7	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt, plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs and original issue discount that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $4.3 million at September 30, 2009, and $8.5 million at December 31, 2008.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the bank term debt regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	During the three months ended September 30, 2009, the commitments under the facility were reduced to $50.0 million subsequent to the funding of $46.0 million to Ciena securitizations in lieu of draws under letters of credit issued under the facility.
(5)	In the third quarter of 2009, the Company completed the restructuring of its private notes.
(6)	The notes payable on the consolidated balance sheet are shown net of OID of approximately $42.6 million as of September 30, 2009.

Debt Restructure

On August 28, 2009, the Company completed a comprehensive restructuring of its private notes (the “Notes”) and its bank facility (the “Facility”). Beginning in January 2009, the Company engaged in discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the Facility and the Notes due to certain covenant defaults. As of December 31, 2008, the Company’s asset coverage was less than the 200% then required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt.

In connection with the restructuring, the Company granted the Noteholders and the Lenders a pari-passu blanket lien on a substantial portion of its assets, including a substantial portion of the assets of the Company’s consolidated subsidiaries.

The financial covenants applicable to the Notes and the Facility were modified as part of the restructuring. The Consolidated Debt to Consolidated Shareholders’ Equity covenant and the Capital Maintenance covenant were both eliminated. The Asset Coverage ratio was set at 1.35:1 initially, increasing to 1.4:1 at June 30, 2010 and to 1.55:1 at June 30, 2011, and maintained at that level thereafter. A new covenant, Total Adjusted Assets to Secured Debt, was set at 1.75:1 initially, increasing to 2.0:1 at June 30, 2010 and to 2.25:1 at June 30, 2011, and maintained at that level thereafter. The ratio of Adjusted EBIT to Adjusted Interest Expense was set at 1.05:1 initially, decreasing to 0.95:1 at December 31, 2009, 0.80:1 at March 31, 2010 and 0.75:1 at June 30, 2010. The covenant will then be increased to 0.80:1 on December 31, 2010 and 0.95:1 on December 31, 2011 and maintained at that level thereafter. At September 30, 2009, the Company was in compliance with these financial covenants.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

The Notes and Facility impose certain limitations on the Company’s ability to incur additional indebtedness, including precluding the Company from incurring additional indebtedness unless its asset coverage of all outstanding indebtedness is at least 200%. Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. At September 30, 2009, the Company’s asset coverage ratio was 175%, which is less than the 200% requirement. As a result, the Company will not be able to issue additional indebtedness until such time as its asset coverage returns to at least 200%.

The Company is required to apply 50% of all net cash proceeds from asset sales to the repayment of the Notes and 6% of all net cash proceeds from asset sales to the repayment of the Facility, subject to certain conditions and exclusions. In the case of certain events of default, the Company would be required to apply 100% of all net cash proceeds from asset sales to the repayment of its secured lenders. Under the new agreements, subject to a limit and certain liquidity restrictions, the Company may repurchase its public debt; however, the Company is prohibited from repurchasing its common stock and may not pay dividends in excess of the minimum the Company reasonably believes is required to maintain its tax status as a regulated investment company. In addition, upon the occurrence of a change of control (as defined in the Note Agreement and Credit Agreement), the Noteholders have the right to be prepaid in full and the Company is required to repay in full all amounts outstanding under the Facility.

The Note Agreement and Credit Agreement provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events and failure to pay judgments. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Pursuant to the terms of the Notes, the occurrence of an event of default generally permits the holders of more than 50% in principal amount of outstanding Notes to accelerate repayment of all amounts due thereunder. The occurrence of an event of default would generally permit the administrative agent for the lenders under the Facility, or the holders of more than 51% of the aggregate principal debt outstanding under the Facility, to accelerate repayment of all amounts outstanding thereunder. Pursuant to the Notes, during the continuance of an event of default, the rate of interest applicable to the Notes would increase by 200 basis points. Pursuant to the terms of the Facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding under the Facility would increase by 200 basis points.

In connection with the restructuring, the Company recorded a loss on the extinguishment of debt of $117.5 million. In addition to the $11 million of previously deferred unamortized debt costs associated with the Notes and Facility, the Company incurred and paid costs to the lenders of $146 million and other third party advisory and other fees of approximately $26 million in connection with the restructuring. Approximately $20 million of the restructuring costs were deferred and are being amortized into interest expense over the life of the Notes and Facility. In addition, the Company recorded approximately $45 million of original issue discount (“OID”) related to the restructuring of the Notes, which is being amortized into interest expense over the life of the Notes. After giving effect to the restructuring and the recording of the loss, the Company estimates that the weighted average interest cost,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

including amortization of the deferred debt cost and OID, for the Notes is approximately 13.75% and the for Facility is approximately 17%. The loss on extinguishment of debt is comprised of the following:

($ in millions)

Previously deferred unamortized costs	$11.3
Fees paid to Noteholders/Lenders	145.9
Advisory and other fees paid	26.0
Costs deferred and amortizing into interest expense	(20.3)
OID recorded and amortizing into interest expense	(45.4)

Loss on extinguishment of debt	$117.5

Privately Issued Notes Payable.  The Company had $1,015.0 million of Notes outstanding at June 30, 2009. The Company made principal payments on the Notes at and prior to the closing of the restructuring and had $841.0 million of Notes outstanding following the closing of the restructuring.

In connection with the restructuring, the existing Notes were exchanged for three new series of Notes containing the following terms:

			Annual Stated	Annual Stated	Annual Stated	Annual Stated
			Interest Rate	Interest Rate	Interest Rate	Interest Rate
			Through	Beginning	Beginning	Beginning
	Principal	Maturity	December 31,	January 1,	January 1,	January 1,
($ in millions)	Amount	Dates	2009(1)	2010(1)	2011(1)	2012(1)

Series A	$253.8	June 15, 2010	8.50%	9.25%	N/A	N/A
Series B	$253.8	June 15, 2011	9.00%	9.50%	9.75%	N/A
Series C	$333.5	March 31 & April 1, 2012	9.50%	10.00%	10.25%	10.75%

(1)	The Notes generally require payment of interest quarterly.

The Company made various cash payments in connection with the restructuring of its Notes. The Company paid an amendment fee at closing of $15.2 million. In addition, the Company paid a make-whole fee of $79.7 million related to a contractual provision in the old Notes. Due to the payment of this make-whole fee, the new Notes have no significant make-whole requirement. The Company also paid a restructuring fee of $50.0 million at closing, which will be applied toward the principal balance of the Notes if the Notes are refinanced in full on or before January 31, 2010.

Bank Facility.  At June 30, 2009, the Company had an unsecured revolving line of credit that was due to expire on April 11, 2011. The Company’s Facility was restructured from a revolving facility to a term facility maturing on November 13, 2010. Total commitments under the Facility were reduced at closing to $96.0 million from $115.0 million prior to closing. At closing, there were $50.0 million of borrowings and $46.0 million of standby letters of credit (“LCs”) outstanding under the Facility. The $46.0 million of LCs terminated and/or expired prior to September 30, 2009 and the commitments under the Facility were reduced by a commensurate amount. As a result, the total commitment and outstanding balance was $50.0 million at September 30, 2009.

Borrowings under the Facility bear interest at a floating rate of interest, subject to a floor. The floating rate spread increases by 0.5% per annum beginning on January 1, 2010 and continuing through maturity. At closing, the interest rate on the Facility was 8.5% per annum. The Facility requires the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

payment of a commitment fee equal to 0.50% per annum of the committed amount. In addition, the Company agreed to pay an amendment fee at closing of $1.0 million, and a restructuring fee payable on January 31, 2010 equal to 1.0% of the outstanding borrowings on such date if the Facility remains outstanding. The Facility generally requires payments of interest no less frequently than quarterly.

Publicly Issued Unsecured Notes Payable.  At September 30, 2009, the Company had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$319.9	July 15, 2011
6.000% Notes due 2012	195.6	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$745.5

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. In addition, the Company may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the nine months ended September 30, 2009, the Company paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, the Company recognized a net gain on repurchase of debt of $83.5 million for the nine months ended September 30, 2009.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable. The Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At September 30, 2009, the Company’s asset coverage ratio was 175%.

Scheduled Maturities.  Scheduled future maturities of notes payable at September 30, 2009, were as follows:

	Amount Maturing at Par
		Privately Issued	Publicly Issued
($ in millions)	Bank Secured Term	Secured Notes	Unsecured Notes
Year	Debt	Payable	Payable	Total

2009	$—	$—	$—	$—
2010	50.0	253.7	—	303.7
2011	—	253.8	319.9	573.7
2012	—	333.5	195.6	529.1
2013	—	—	—	—
Thereafter	—	—	230.0	230.0

Total	$50.0	$841.0	$745.5	$1,636.5

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Fair Value of Debt

The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.4 billion and $1.4 billion at September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s publicly issued 6.875% Notes due 2047 was determined using the market price of the retail notes at September 30, 2009 and December 31, 2008. The fair value of the Company’s other debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees and has extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. All standby letters of credit had been issued through Bank of America, N.A. As of September 30, 2009, and December 31, 2008, the Company had issued guarantees of debt and rental obligations aggregating $9.1 million and $19.2 million, respectively, and had extended standby letters of credit aggregating $0.0 million and $122.3 million, respectively. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The maximum amount of potential future payments was $9.1 million and $141.5 million at September 30, 2009, and December 31, 2008, respectively.

As of September 30, 2009, the guarantees and standby letters of credit expired as follows:

(in millions)	Total	2009	2010	2011	2012	2013	After 2013
Guarantees	$9.1	$5.0	$3.2	$—	$0.1	$—	$0.8
Standby letters of credit(1)	—	—	—	—	—	—	—

Total	$9.1	$5.0	$3.2	$—	$0.1	$—	$0.8

(1) During the three months ended September 30, 2009, the Company funded $46.0 million in lieu of draws under standby letters of credit and the remaining standby letters of credit expired/terminated. At September 30, 2009, there were no standby letters of credit issued under the facility.

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At September 30, 2009, the Company had outstanding commitments to fund investments totaling $543.9 million, including $515.5 million related to private finance investments and $28.4 million related to commercial real estate finance investments. Total outstanding commitments related to private finance investments included $352.2 million to the Senior Secured Loan Fund LLC. During October 2009, the Company sold its investment, including its outstanding commitments and the provision for management services, in the Senior Secured Loan Fund. See Note 14. Subsequent Events.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity

The Company did not sell any common stock during the nine months ended September 30, 2009. The Company sold 20.5 million shares of its common stock during the nine months ended September 30, 2008, for gross proceeds of $417.1 million. The Company paid $14.6 million in costs, including underwriting fees, for net proceeds of $402.5 million.

The Company issued 0.7 million shares of common stock upon the exercise of stock options during the nine months ended September 30, 2009. No stock options were exercised during the nine months ended September 30, 2008.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company may not issue new shares below net asset value. During the nine months ended September 30, 2009, the Company did not pay dividends and there was no activity in the dividend reinvestment plan. During the nine months ended September 30, 2008, under the dividend reinvestment plan the Company issued 0.2 million shares at an average price of $19.49 per share, and 0.5 million shares were purchased by a plan agent for shareholders at an average price of $14.43 per share.

Note 7. Earnings Per Common Share

Earnings per common share for the three and nine months ended September 30, 2009 and 2008, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Net increase (decrease) in net assets resulting from operations	$(140.7)	$(318.3)	$(517.4)	$(461.2)

Weighted average common shares outstanding — basic	179.1	178.7	178.8	171.1
Dilutive options outstanding	—	—	—	—

Weighted average common shares outstanding — diluted	179.1	178.7	178.8	171.1

Basic earnings (loss) per common share	$(0.79)	$(1.78)	$(2.89)	$(2.70)

Diluted earnings (loss) per common share	$(0.79)	$(1.78)	$(2.89)	$(2.70)

Note 8. Employee Compensation Plans

The Company had an Individual Performance Award plan (“IPA”), and an Individual Performance Bonus plan (“IPB”’ each individually a “Plan,” or collectively, the “Plans”). These Plans generally were determined annually at the beginning of each year but could be adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in the Company’s common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Employee Compensation Plans, continued

year) as long as the recipient remained employed by the Company. The Company currently has not established an IPA or IPB for 2009.

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

The IPA and IPB expenses are included in employee expenses and for the three and nine months ended September 30, 2009 and 2008, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

IPA	$—	$2.0	$—	$6.6
IPA mark to market expense (benefit)	—	—	—	(4.1)

Total IPA expense	$—	$2.0	$—	$2.5

Total IPB expense	$—	$2.4	$—	$6.8

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

At September 30, 2009, and December 31, 2008, there were 37.2 million shares authorized under the Option Plan and the number of shares available to be granted under the Option Plan was 3.8 million and 9.5 million, respectively.

Information with respect to options granted, exercised and forfeited under the Option Plan for the nine months ended September 30, 2009, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	September 30,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2009(1)

Options outstanding at January 1, 2009	19.7	$26.56
Granted	11.5	$0.88
Exercised	(0.7)	$0.73
Forfeited	(5.8)	$21.65

Options outstanding at September 30, 2009	24.7	$16.48	5.10	$21.3

Exercisable at September 30, 2009(2)	15.2	$22.25	4.53	$6.8

Exercisable and expected to be exercisable at September 30, 2009(3)	23.3	$16.77	5.05	$19.7

(1)	Represents the difference between the market value of the options at September 30, 2009, and the cost for the option holders to exercise the options.
(2)	Represents vested options.
(3)	The amount of options expected to be exercisable at September 30, 2009, is calculated based on an estimate of expected forfeitures.

During the nine months ended September 30, 2008, 7.7 million options were granted, no options were exercised and 4.5 million options were forfeited. The fair value of the options vested during the nine months ended September 30, 2008 was $13.5 million.

Note 10. Dividends and Distributions and Taxes

At December 31, 2008, the Company met its dividend distribution requirements for the 2008 tax year and therefore did not have excess taxable income available for distribution to shareholders in 2009. The Company’s Board of Directors has not declared any dividends in 2009. The Company’s Board of Directors declared and the Company paid a dividend of $0.65 per common share for the first, second and third quarters of 2008, totaling $340.4 million.

The Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. The Company records an excise tax based on the Company’s estimated excess taxable income for the period. Such estimates may change from period to period. The Company did not record an excise tax for the three and

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

nine months ended September 30, 2009. The Company recorded an excise tax of $0.9 million and $5.1 million for the three and nine months ended September 30, 2008, respectively.

In certain circumstances, the Company is restricted in its ability to pay dividends. Each of the Company’s Notes and the Company’s Facility contain provisions that limit the amount of dividends the Company can pay. In addition, pursuant to the 1940 Act, the Company may be precluded from declaring dividends or other distributions to its shareholders unless the Company’s asset coverage of senior securities is at least 200%.

The Company had cumulative deferred taxable income related to installment sale gains of approximately $218.9 million as of December 31, 2008. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. A substantial portion of these installment gains as of December 31, 2008 will be recognized for tax purposes in 2009 as certain notes received from the sale of the related investments have been sold.

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

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the three months ended September 30, 2009 and 2008, AC Corp’s income tax expense was $1.9 million and $1.2 million, respectively, and for the nine months ended September 30, 2009 and 2008, income tax expense was $4.2 million and $3.0 million, respectively. For the nine months ended September 30, 2009, paid in capital was decreased by $3.1 million primarily for the reduction of the deferred tax asset related to stock options that expired unexercised.

Note 11. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $140.8 million and $95.9 million, respectively, for the nine months ended September 30, 2009 and 2008. The Company paid income taxes, including excise taxes (net of refunds), of $5.5 million and $13.0 million the nine months ended September 30, 2009 and 2008, respectively.

Non-cash operating activities for the nine months ended September 30, 2009 and 2008, totaled $71.4 million and $107.7 million, respectively. Non-cash operating activities included the exchange of existing debt securities and accrued interest for new debt and equity securities.

Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million for the nine months ended September 30, 2008.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Financial Highlights

			At and
	At and for the		for the
	Nine Months Ended		Year Ended
	September 30,		December 31,
	2009(1)	2008	2008

Per Common Share Data
Net asset value, beginning of period	$9.62	$17.54	$17.54

Net investment income(2)	0.31	1.04	1.23
Net realized gains (losses)(2)(3)	(0.89)	0.28	(0.75)

Net investment income plus net realized gains (losses)(2)	(0.58)	1.32	0.48
Net change in unrealized appreciation (depreciation)(2)(3)	(2.13)	(4.02)	(6.49)
Gain on repurchase of debt	0.47	—	—
Loss on extinguishment of debt	(0.65)	—	—

Net increase (decrease) in net assets resulting from operations(2)	(2.89)	(2.70)	(6.01)

Net decrease in net assets from shareholder distributions	—	(1.95)	(2.60)
Net increase (decrease) in net assets from capital share transactions(2)	(0.03)	0.62	0.69

Net asset value, end of period	$6.70	$13.51	$9.62

Market value, end of period	$3.07	$10.80	$2.69
Total return(4)	14.1%	(43.3)%	(82.5)%
Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$1,201.3	$2,413.4	$1,718.4
Common shares outstanding at end of period	179.4	178.7	178.7
Diluted weighted average common shares outstanding	178.8	171.1	173.0
Employee, employee stock option and administrative expenses/average net assets(5)	4.32%	3.80%	5.47%
Total operating expenses/average net assets(5)(6)	13.69%	7.85%	11.39%
Income tax expense (benefit), including excise tax/average net assets(5)	0.30%	0.30%	0.10%
Net investment income/average net assets(5)	3.93%	6.59%	8.47%
Net increase (decrease) in net assets resulting from operations/average net assets(5)	(36.76)%	(16.99)%	(41.34)%
Portfolio turnover rate(5)	4.12%	19.38%	24.00%
Average debt outstanding	$1,833.3	$2,072.8	$2,091.6
Average debt per share(2)	$10.25	$12.12	$12.09

(1)	The results for the nine months ended September 30, 2009, are not necessarily indicative of the operating results to be expected for the full year.
(2)	Based on diluted weighted average number of common shares outstanding for the period.
(3)	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.
(4)	Total return assumes the reinvestment of all dividends paid, if any, for the periods presented.
(5)	The ratios for the nine months ended September 30, 2009 and 2008, do not represent annualized results.
(6)	Includes 0.20% for the effect of the impairment of long-lived asset during the nine months ended September 30, 2009.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation

On June 23, 2004, the Company was notified by the SEC that the SEC was conducting an informal investigation of the Company. The investigation related to the valuation of securities in the Company’s private finance portfolio and other matters. On June 20, 2007, the Company announced that it entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, the Company agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, the Company did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in the Company’s private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered the Company to continue to maintain certain of its current valuation-related controls. Specifically, during and following the two-year period of the order the Company has: (1) continued to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee its quarterly valuation processes; and (2) continued to employ third-party valuation consultants to assist in its quarterly valuation processes.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Litigation, continued

As of November 6, 2009, the Company is aware of a putative class action and shareholder derivative complaint as well as an additional shareholder derivative complaint filed against the Company, its Board of Directors and Ares Capital Corporation. Both complaints allege that the Company’s Board of Directors failed to discharge adequately its fiduciary duties to shareholders by failing to adequately value the Company’s shares and ensure that its shareholders received adequate consideration in a proposed sale of Allied Capital to Ares Capital Corporation, that the proposed merger between the Company and Ares Capital is the product of a flawed sales process, that the Company’s directors and officers breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied’s shares, and that Ares Capital aided and abetted the alleged breach of fiduciary duty. The plaintiffs demand, among other things, a preliminary and permanent injunction enjoining the sale and rescinding the transaction or any part thereof that has been implemented. The Company believes that each of the lawsuits is without merit, and it intends to defend each of these lawsuits vigorously.

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

In accordance with ASC Topic 855, the Company has evaluated events subsequent to September 30, 2009, and through the issuance of these consolidated financial statements, which occurred on November 6, 2009.

On October 26, 2009, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ares Capital Corporation, a Maryland corporation (“Ares Capital”), and ARCC Odyssey Corp., a Maryland corporation and wholly-owned subsidiary of Ares Capital (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allied Capital, with Allied Capital as the surviving company (the “Merger”). Immediately following the Merger, Allied Capital will merge with and into Ares Capital.

Upon consummation of the Merger, each share of common stock, par value $0.0001 per share, of Allied Capital issued and outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for 0.325 common shares, par value $0.001 per share, of Ares Capital. Based on the number of shares of Allied Capital common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 58.3 million Ares Capital shares being exchanged for approximately 179.4 million outstanding Allied Capital shares, subject to adjustment in certain limited circumstances.

Following consummation of the transactions contemplated by the Merger Agreement, Ares Capital’s Board of Directors will continue as directors of Ares Capital. However, Ares Capital’s Board of Directors will be increased by at least one member and Ares Capital will submit the name of one member of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Subsequent Events, continued

Allied Capital’s current Board of Directors for consideration to Ares Capital’s Nominating and Governance Committee to fill the vacancy.

The Merger Agreement contains (a) customary representations and warranties of Allied Capital and Ares Capital, including, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance, investment assets and certain contracts, (b) covenants of Allied Capital and Ares Capital to conduct their respective businesses in the ordinary course until the Merger is completed and (c) covenants of Allied Capital and Ares Capital not to take certain actions during this interim period.

Among other things, Allied Capital has agreed to, and will cause its affiliates, consolidated subsidiaries, and its and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a “Takeover Proposal” (as defined in the Merger Agreement) from a third party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, proposal or offer with respect to a Takeover Proposal.

However, if Allied Capital receives a bona fide unsolicited Takeover Proposal from a third party, and its Board of Directors determines in good faith, after consultation with reputable outside legal counsel and financial advisers experienced in such matters, that failure to consider such proposal would breach the duties of the directors under applicable law, and the Takeover Proposal constitutes or is reasonably likely to result in a “Superior Proposal” (as defined in the Merger Agreement), Allied Capital may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Ares Capital to revise its offer) and the payment of a $30 million termination fee, Allied Capital may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal.

The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive consummation of the Merger and cannot be the basis for any claims under the Merger Agreement by the other party after the Merger is consummated, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (e) may have been included in the Merger Agreement for the purpose of allocating risk between Allied Capital and Ares Capital rather than establishing matters as facts.

Consummation of the Merger, which is currently anticipated to occur by the end of the first quarter of 2010, is subject to certain conditions, including, among others, Allied Capital stockholder approval, Ares Capital stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Act), receipt of certain Ares Capital and Allied Capital lender consents and other customary closing conditions.

The Merger Agreement also contains certain termination rights for Allied Capital and Ares Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Allied Capital may be required to pay Ares Capital a termination fee of $30 million

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Subsequent Events, continued

($15 million if Allied Capital stockholders do not approve the Merger) and Ares Capital may be required to pay Allied Capital a termination fee of $30 million.

In a separate transaction on October 30, 2009, the Company sold its interests, including its outstanding commitments and the provision of management services, in its Senior Secured Loan Fund LLC (the “SL Fund,” formerly known as the Unitranche Fund) to Ares Capital for $165 million in cash. At September 30, 2009, the SL Fund held “unitranche loans” totaling approximately $921 million. In addition, from September 30, 2009 through November 2, 2009, the Company has collected additional cash proceeds totaling approximately $30 million and has identified approximately $200 million of assets for potential future sale. The Company has also paid down an additional $94 million of private debt since September 30, 2009 and has cash and money market and other securities of $273 million as of November 2, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have reviewed the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company), including the consolidated statement of investments, as of September 30, 2009, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of changes in net assets and cash flows and the financial highlights (included in Note 12) for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements and financial highlights are the responsibility of the Company’s management.

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

Washington, D.C.
November 6, 2009

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$497	$34	$(114)	$417
(Private Equity Fund)

AllBridge Financial, LLC	Senior Loan	$21		—	1,311	—	1,311
(Asset Management)	Equity Interests			10,960	6,926	(2,363)	15,523

Allied Capital Senior Debt Fund, L.P. (Private Debt Fund)	Limited Partnership Interests			31,800	1,244	—	33,044

Avborne, Inc.	Preferred Stock			942	—	(38)	904
(Business Services)	Common Stock			—	—	—	—

Avborne Heavy Maintenance, Inc.	Common Stock			—	—	—	—
(Business Services)

Aviation Properties Corporation	Common Stock			—	—	—	—
(Business Services)

Border Foods, Inc.	Senior Loan	4,162		33,027	2,637	(788)	34,876
(Consumer Products)	Preferred Stock			11,851	4,734	—	16,585
	Common Stock			—	—	—	—

Calder Capital Partners, LLC	Senior Loan(5)			953	147	—	1,100
(Asset Management)	Equity Interests			—	—	—	—

Callidus Capital Corporation	Subordinated Debt	2,321		16,068	4,872	(5,775)	15,165
(Asset Management)	Common Stock			34,377	—	(34,377)	—

Ciena Capital LLC	Senior Loan(5)			104,883	—	(2,651)	102,232
(Financial Services)	Class B Equity Interests			—	3,504	(3,504)	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	23		681	2	—	683
(Business Services)	Unitranche Debt	4,734		51,548	424	(971)	51,001
	Subordinated Debt	1,198		9,114	1,151	—	10,265
	Common Stock			8,616	—	(7,492)	1,124

Coverall North America, Inc.	Unitranche Debt	2,911		31,948	25	(408)	31,565
(Business Services)	Subordinated Debt	646		5,549	4	—	5,553
	Common Stock			17,968	3,293	—	21,261

CR Holding, Inc.	Subordinated Debt(5)			17,360	1,316	(8,405)	10,271
(Consumer Products)	Common Stock			—	—	—	—

Crescent Equity Corp.	Senior Loan	33		433	—	—	433
(Business Services)	Subordinated Debt(5)	58	$166	18,614	83	(14,494)	4,203
	Common Stock			4,580	2,165	(6,745)	—

Direct Capital Corporation	Senior Loan(5)			—	8,573	—	8,573
(Financial Services)	Subordinated Debt(5)			13,530	—	(6,391)	7,139
	Common Stock			—	—	—	—

Financial Pacific Company	Subordinated Debt	8,084		62,189	30	(20,802)	41,417
(Financial Services)	Preferred Stock	10		—	—	—	—
	Common Stock			—	—	—	—

ForeSite Towers, LLC	Equity Interest			889	—	(889)	—
(Tower Leasing)

Global Communications, LLC	Senior Loan			1,335	—	(1,335)	—
(Business Services)

Hot Light Brands, Inc.	Senior Loan(5)			13,678	50	(3,257)	10,471
(Retail)	Common Stock			—	—	—	—

Hot Stuff Foods, LLC	Senior Loan	1,526		42,378	11,219	(8,180)	45,417
(Consumer Products)	Subordinated Debt(5)			—	49,801	—	49,801
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	4,918		57,067	962	(38,535)	19,494
(Retail)	Common Stock			20,922	—	(13,271)	7,651

IAT Equity, LLC and Affiliates	Subordinated Debt	410		6,000	—	—	6,000
d/b/a Industrial Air Tool	Equity Interests			8,860	1,088	—	9,948
(Industrial Products)

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Impact Innovations Group, LLC	Equity Interests in Affiliate			$321	$1	$—	$322
(Business Services)

Insight Pharmaceuticals	Subordinated Debt	$5,619		63,359	8,960	(20,221)	52,098
Corporation (Consumer Products)	Preferred Stock			4,068	20,932	(25,000)	—
	Common Stock			—	34,088	(23,669)	10,419

Jakel, Inc.	Subordinated Debt(5)			374	—	—	374
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.	Class E Notes	1,442		14,866	—	(3,706)	11,160
(CLO)	Income Notes	2,838		35,214	2,837	(15,411)	22,640

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	842		12,800	—	(554)	12,246
(CLO)	Class D Notes	587		8,000	—	(920)	7,080
	Class E Notes	1,126		10,573	508	(1,283)	9,798
	Income Notes	2,924		21,315	2,924	(4,127)	20,112

MHF Logistical Solutions, Inc.	Subordinated Debt			—	49,633	(49,633)	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	20,942	(20,942)	—

MVL Group, Inc.	Senior Loan	2,433		30,663	70	(5,477)	25,256
(Business Services)	Subordinated Debt	3,842		40,994	42,123	(47,096)	36,021
	Subordinated Debt(5)			86	144	(230)	—
	Common Stock			—	—	—	—

Old Orchard Brands, LLC	Subordinated Debt	917		18,882	262	(19,144)	—
(Consumer Products)	Equity Interests			27,763	—	(27,763)	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt	2,767		37,869	578	(38,447)	—
(Business Services)	Equity Interests			21,100	1,262	(8,492)	13,870

Senior Secured Loan Fund LLC	Subordinated Certificates	11,782	$7,548	125,423	47,373	(7,796)	165,000
(Private Debt Fund)	Equity Interests			1	—	(1)	—

Service Champ, Inc.	Subordinated Debt	3,235		26,984	531	—	27,515
(Business Services)	Common Stock			21,156	7,165	—	28,321

Stag-Parkway, Inc.	Subordinated Debt	1,362		—	19,001	(1)	19,000
(Business Services)	Unitranche Debt	170		17,962	418	(18,380)	—
	Common Stock			6,968	391	—	7,359

Startec Equity, LLC	Equity Interests			332	—	(332)	—
(Telecommunications)

Worldwide Express Operations, LLC	Subordinated Debt		38	2,032	694	(2,726)	—
(Business Services)	Equity Interests			—	11,384	(11,384)	—
	Warrants			—	144	(144)	—

Total companies more than 25% owned				$1,187,722			$1,032,018

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$2,148		$21,439	$676	$(15)	$22,100
(Business Services)	Equity Interests			975	—	(490)	485
	Option			25	—	—	25

Advantage Sales & Marketing, Inc.	Subordinated Debt	2,286		135,000	—	(135,000)	—
(Business Services)	Equity Interests			5,000	—	(5,000)	—

Air Medical Group Holdings LLC	Senior Loan	100		3,139	13,947	(12,630)	4,456
(Healthcare Services)	Equity Interests			10,800	9,200	—	20,000

Alpine ESP Holdings, Inc.	Preferred Stock			—	701	(701)	—
(Business Services)	Common Stock			—	13	(13)	—

Amerex Group, LLC	Subordinated Debt	1,993		8,784	5	(8,789)	—
(Consumer Products)	Equity Interests	6,167		9,932	—	(9,932)	—

BB&T Capital Partners/Windsor Mezzanine Fund, LLC	Equity Interests			11,063	—	(1,054)	10,009
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	425		25,502	216	(25,718)	—
(Industrial Products)	Common Stock			2,267	2,748	(5,015)	—

Drew Foam Companies, Inc.	Preferred Stock			512	111	(623)	—
(Business Services)	Common Stock			—	6	(6)	—

Driven Brands, Inc.	Subordinated Debt	11,021		83,698	5,780	(3,080)	86,398
(Consumer Services)	Common Stock			4,855	—	(2,355)	2,500

Hilden America, Inc.	Common Stock			76	378	(454)	—
(Consumer Products)

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			September 30,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Lydall Transport, Ltd.	Equity Interests			$345	$87	$(432)	$—
(Business Services)

Multi-Ad Services, Inc.	Unitranche Debt	$234		2,941	56	(509)	2,488
(Business Services)	Equity Interests			1,782	—	(576)	1,206

Pendum Acquisition, Inc.	Common Stock			—	—	—	—
(Business Services)

Postle Aluminum Company, LLC	Senior Loan(5)			—	34,876	(19,568)	15,308
(Industrial Products)	Subordinated Debt(5)			—	23,868	(23,868)	—
	Equity Interest			—	—	—	—

Progressive International Corporation	Preferred Stock			1,125	4,722	—	5,847
(Consumer Products)	Common Stock			4,600	—	(4,447)	153
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	44		—	4,001	(4,001)	—
(Healthcare Services)	Unitranche Debt	309		10,825	31	(10,856)	—
	Equity Interests			2,050	—	(209)	1,841

SGT India Private Limited	Common Stock			—	21	(21)	—
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	396		4,054	100	—	4,154
(Healthcare Services)	Equity Interests			1,971	—	(688)	1,283

Triax Holdings, LLC	Subordinated Debt			—	10,772	(10,772)	—
(Consumer Products)	Equity Interests			—	16,528	(16,528)	—

Universal Environmental Services, LLC	Equity Interests			—	—	—	—
(Business Services)

Total companies 5% to 25% owned				$352,760			$178,253

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of September 30, 2009.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at September 30, 2009, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In addition, this quarterly report on Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in Part II. Other Information, Item 1A. Risk Factors. Other factors that could cause actual results to differ materially include:

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

Our portfolio composition at September 30, 2009 and 2008, and December 31, 2008, was as follows:

	September 30,		December 31,
	2009	2008	2008

Private finance	97%	97%	97%
Commercial real estate finance	3%	3%	3%

Our earnings primarily depend on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax.

Interest income primarily results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities. The level of fee income is primarily related to the level of new investment activity and the level of fees earned from portfolio companies and funds managed by us. The level of investment activity can vary substantially from period to period depending on many factors, including the general economic environment, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the competitive environment for the types of investments we make and our ability to secure debt and equity capital for our investment activities.

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At September 30, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. In some cases, we have invested in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At September 30, 2009, the Managed Funds had total assets of approximately $3.3 billion. In October 2009, we sold we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC, which had assets of $921.2 million at September 30, 2009, and we may sell additional Managed Funds. See “— Managed Funds” below for further discussion.

In the aggregate, including the total assets on our balance sheet and assets under management in our Managed Funds, we had $5.9 billion in managed assets at September 30, 2009.

On October 26, 2009, we entered into an Agreement and Plan of Merger with Ares Capital Corporation. The merger agreement provides that Allied Capital will merge into Ares Capital with Ares Capital being the surviving company. Upon consummation of the merger, each share of our common stock will be converted into and become exchangeable for 0.325 common shares of Ares Capital Corporation. Consummation of the merger, which is currently anticipated to occur by the end of the first quarter of 2010, is subject to certain conditions, including, among others, Allied Capital stockholder approval, Ares Capital stockholder approval, required regulatory approvals, receipt of certain Ares Capital and Allied Capital lender consents and other customary closing conditions. See “— Recent Developments.”

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for the		At and for the		At and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
($ in millions)	2009	2008	2009	2008	2008

Portfolio at value	$2,511.2	$4,208.5	$2,511.2	$4,208.5	$3,493.0
Investments funded	$19.4	$433.8	$118.1	$1,027.8	$1,078.2
Payment-in-kind interest and dividends, net of cash collections	$5.8	$11.4	$24.4	$35.9	$53.4
Principal collections related to investment repayments or sales(1)	$63.5	$280.6	$650.9	$878.2	$1,037.3
Yield on interest-bearing portfolio investments(2)	11.9%	11.9%	11.9%	11.9%	12.1%

(1)	Principal collections related to investment repayments or sales for the three and nine months ended September 30, 2009, included $0.0 million and $171.0 million, respectively, of cash collections related to notes and other receivables received from the sale of investments in portfolio companies in prior periods. Principal collections related to investment repayments or sales for the three and nine months ended September 30, 2009 and 2008, and year ended December 31, 2008, included collections of $0.0 million, $274.9 million, $46.3 million, $352.7 million and $383.0 million, respectively, related to the sale of loans to certain of our Managed Funds.
(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the effective stated interest yield on the subordinated certificates in the Senior Secured Loan Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest bearing investments at and for the three and nine months ended September 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

	At and for the Three Months					At and for the Nine Months					At and for the
	Ended September 30,					Ended September 30,					Year Ended December 31,
	2009			2008		2009			2008		2008
($ in millions)	Value		Yield(1)	Value	Yield(1)	Value		Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$289.4		4.8%	$434.9	4.2%	$289.4		4.8%	$434.9	4.2%	$306.3	5.6%
Unitranche debt	374.7		12.2%	579.3	12.0%	374.7		12.2%	579.3	12.0%	456.4	12.0%
Subordinated debt	1,182.9		13.4%	2,062.6	13.1%	1,182.9		13.4%	2,062.6	13.1%	1,829.1	12.9%

Total loans and debt securities	1,847.0		11.8%	3,076.8	11.7%	1,847.0		11.8%	3,076.8	11.7%	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(2)	84.4		12.1%	218.3	17.1%	84.4		12.1%	218.3	17.1%	179.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	165.0		14.0%	114.3	10.3%	165.0		14.0%	114.3	10.3%	125.4	12.0%
Other equity securities	346.3			692.5		346.3			692.5		502.7

Total equity securities	595.7			1,025.1		595.7			1,025.1		807.3

Total portfolio	$2,442.7			$4,101.9		2,442.7			$4,101.9		$3,399.1

Investments funded	$18.6	(4)		$428.9		$115.5	(4)		$1,020.7		$1,068.1
Payment-in-kind interest and dividends, net of cash collections	$5.8			$11.4		$24.4			$35.8		$53.2
Principal collections related to investment repayments or sales(3)	$63.1			$280.6		$644.2			$861.5		$1,020.5

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield on the subordinated certificates divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Senior Secured Loan Fund LLC earn a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes $0.0 million and $171.0 million, respectively, cash collections during the three and nine months ended September 30, 2009, related to notes and other receivables received from the sale of investments in prior periods. Also includes collections from the sale or repayment of senior loans totaling $13.4 million, $77.6 million, $101.2 million, $225.4 million and $285.3 million, respectively, for the three and nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008.

(4)	Includes $10.6 million and $38.7 million, respectively, funded under pre-existing commitments under revolving lines of credit during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, a total of $10.1 million and $38.4 million, respectively, was repaid under these arrangements, which is included in principal collections related to investment repayments or sales.

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

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008, consisted of the following:

	For the Nine Months Ended September 30, 2009
	Debt Investments		Buyout Investments		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
($ in millions)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$33.9	6.3%	$14.3	2.8%	$48.2	5.2%
Unitranche debt	1.0	9.5%	—		1.0	9.5%
Subordinated debt	3.0	15.0%	3.3	18.0%	6.3	16.5%

Total loans and debt securities	37.9	7.0%	17.6	5.6%	55.5	6.6%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	47.4	8.4%	—		47.4	8.4%
Equity	7.1		5.5		12.6

Total	$92.4		$23.1		$115.5

	For the Nine Months Ended September 30, 2008
	Debt Investments			Buyout Investments		Total
			Weighted		Weighted		Weighted
			Average		Average		Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Loans and debt securities:
Senior loans	$155.0		7.3%	$12.6	6.0%	$167.6	7.2%
Senior secured loan to Ciena
Capital LLC	—		—	319.0	0.0%	319.0	0.0%
Unitranche debt(3)	15.3		10.5%	0.5	6.6%	15.8	10.4%
Subordinated debt	243.4	(4)	12.6%	50.5	15.2%	293.9	13.0%

Total loans and debt securities	413.7		10.5%	382.6	2.2%	796.3	6.5%
Preferred shares/income notes of CLOs(5)	35.6		18.6%	—		35.6	18.6%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	113.6		10.8%	—		113.6	10.8%
Equity	37.7			37.5		75.2

Total	$600.6			$420.1		$1,020.7

	For the Year Ended December 31, 2008
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$175.9		7.4%	$13.9	5.4%		$189.8	7.2%
Senior secured loan to Ciena Capital LLC	—			319.0	0.0	%(6)	319.0	0.0	%(6)
Unitranche debt(3)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	246.4	(4)	12.6%	54.8	15.4%		301.2	13.1%

Total loans and debt securities	437.6		10.4%	388.2	2.4%		825.8	6.6	%(7)
Preferred shares/income notes of CLOs(5)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Senior Secured Loan Fund LLC(2)	124.7		10.9%	—			124.7	10.9%
Equity	40.5			41.5			82.0

Total	$638.4			$429.7			$1,068.1

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield on the subordinated certificates (b) total investment at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund. See “— Recent Developments.”
(3)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(4)	Subordinated debt investments for the nine months ended September 30, 2008, and year ended December 31, 2008, included $43.8 million in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a wholly owned portfolio company. These CLOs primarily invest in senior corporate loans.
(5)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(6)	The senior secured loan to Ciena Capital LLC was acquired on September 30, 2008, and was placed on non-accrual status on the purchase date.
(7)	Excluding the senior secured loan to Ciena, the weighted average yield on new investments for the year ended December 31, 2008 was 10.8%.

For the nine months ended September 30, 2009, we made private finance investments totaling $115.5 million. Investments arose primarily from fundings under pre-existing investment commitments, including fundings under revolving line of credit instruments and $47.4 million to fund investments made by the Senior Secured Loan Fund LLC.

Historically, our focus for investments generally has been on higher return junior debt capital investments. Senior loans funded by us generally were funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. We have made fewer direct unitranche debt investments since the establishment of the Senior Secured Loan Fund LLC (formerly, the Unitranche Fund LLC) in the fourth quarter of 2007. Unitranche loans sourced by us in these periods generally were referred to the Senior Secured Loan Fund. Since its inception, we have invested $172.8 million in the Senior Secured Loan Fund. See “— Managed Funds” and “— Recent Developments” below.

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

We may underwrite or arrange senior loans related to our portfolio investments or for other companies that are not in our portfolio. When we underwrite or arrange senior loans, we may earn a fee for such activities. Senior loans underwritten or arranged by us may be funded by us at closing. When these senior loans are closed, we may fund all or a portion of the underwritten commitment pending sale of the loan to other investors, which may include loan sales to the Managed Funds or funds managed by Callidus Capital Corporation (Callidus), a wholly owned portfolio company. After completing loan sales, we may retain a position in these senior loans. We generally earn a fee on the senior loans we underwrite or arrange whether or not we fund the underwritten commitment. In addition, we may fund most or all of the debt and equity capital upon the closing of certain buyout transactions, which may include investments in lower-yielding senior debt. Subsequent to the closing, the portfolio company may refinance all or a portion of the lower-yielding senior debt, which would reduce our investment.

We have focused our efforts on selling assets in our portfolio to generate capital. Principal collections related to private finance investment repayments or sales were $644.2 million for the nine months ended September 30, 2009, including $171.0 million of cash collections related to notes and other receivables received from the sale of investments in portfolio companies in prior periods. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies. We plan to continue to sell assets and re-balance our portfolio with an emphasis on current income. However, there can be no assurance that we will be able to achieve these objectives.

Outstanding Investment Commitments.  At September 30, 2009, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
($ in millions)	25% Owned(1)	to 25% Owned	5% Owned	Total

Senior loans	$15.4	$7.4	$63.0	$85.8
Unitranche debt	3.0	—	11.6	14.6
Subordinated debt	16.5	4.3	—	20.8

Total loans and debt securities	34.9	11.7	74.6	121.2	(2)
Senior Secured Loan Fund	352.2	—	—	352.2
Equity securities	14.2	7.0	20.9	42.1	(3)

Total	$401.3	$18.7	$95.5	$515.5

(1)	Includes a $4.0 million revolving line of credit commitment for working capital to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments.

(2)	Includes $91.8 million in the form of revolving debt facilities to 22 companies.

(3)	Includes $26.7 million to 7 private equity and venture capital funds. These fund commitments are generally drawn over a multi-year period of time as the funds make investments.

Total commitments were $515.5 million at September 30, 2009, or $163.3 million excluding the $352.2 million in commitments to the Senior Secured Loan Fund (see “— Managed Funds”). In October 2009, we sold our investment, including our outstanding commitments and the provision for management services, in the Senior Secured Loan Fund. See “— Recent Developments.”

In addition to these outstanding investment commitments at September 30, 2009, we also had outstanding guarantees to private finance portfolio companies. See “Financial Condition, Liquidity and Capital Resources” below. We intend to fund these commitments with existing cash and through cash flows from operations before new investments, although there can be no assurance that we will generate sufficient cash flows to satisfy these commitments.

Net Unrealized Depreciation on Private Finance Portfolio.  At September 30, 2009, our private finance portfolio totaled $4.2 billion at cost and $2.4 billion at value, which included net unrealized depreciation of $1.8 billion. $1.0 billion or 59.7% of the total net unrealized depreciation of $1.8 billion was related to our investments in four portfolio companies and our investment in CLO/CDO Assets as follows: $445.3 million or 25.4% related to our investment in Ciena Capital, LLC; $217.2 million or 12.4% related to investments in CLO/CDO Assets; $186.8 million or 10.7% related to our investment in EarthColor, Inc.; $106.8 million or 6.1% related to our investment in WMA Equity Corporation and Affiliates; and $89.7 million or 5.1% related to our investment in Hot Stuff Foods, LLC.

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At both September 30, 2009, and December 31, 2008, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$130.0	$73.3	12.7%	$127.7	$86.1	18.5%
Preferred shares/income notes of CLOs	245.0	84.4	12.1%	248.2	179.2	16.4%

Total	$375.0	$157.7		$375.9	$265.3

Percentage of total assets		5.6%			7.1%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above. See discussion below.

(2)	Included in private finance subordinated debt.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow is generally distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both September 30, 2009, and December 31, 2008, the face value of the CLO/CDO Assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At September 30, 2009, and December 31, 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 627 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$232.3	$268.3
Syndicated loans	4,387.2	4,477.3
Cash(1)	107.9	89.6

Total underlying collateral assets at cost(2)	$4,727.4	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At September 30, 2009, and December 31, 2008, the total cost basis of defaulted obligations was $139.6 million and $95.0 million, respectively, or approximately 3.0% and 2.0%, respectively, of the total underlying collateral assets.

Throughout 2008, market yields for CLO securities increased. As the market yields for our investments in CLO preferred shares/income notes increased throughout 2008 and into 2009, the fair value of certain of our investments in these assets decreased. At September 30, 2009, the market yield used to value our preferred shares/income notes ranged from 27.5% to 31.5%. Ratings agencies have continued to downgrade the underlying collateral in these types of structures regardless of the payment status of the loan or debt security. In the current economic environment, we expect ratings downgrades, defaults and losses to continue to increase, and we have also considered this in our valuation analysis. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2009, included a net increase of $6.1 million related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2008 and in the first three quarters of 2009. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

As the debt capital markets show significant volatility, yield spreads may widen further. As a result, if the market yields for our investments in CLOs continue to increase, or should the performance of the underlying assets in the CLOs decrease or additional ratings downgrades occur, the fair value of our investments may decrease further.

Ciena Capital LLC.  Ciena Capital LLC (Ciena) has provided loans to commercial real estate owners and operators. Ciena has been a participant in the Small Business Administration’s 7(a) Guaranteed Loan Program, and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. Ciena is headquartered in New York, NY.

On September 30, 2008, Ciena voluntarily filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Court). Ciena continues to service and manage its assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and, in lieu of paying under our guarantee, we purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of September 30, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $102.2 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with our continuing guaranty of the amounts held by this bank, we have agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

At September 30, 2009 and December 31, 2008, our investment in Ciena was as follows:

	September 30, 2009		December 31, 2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$102.2	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total(2)	$547.6	$102.2	$547.8	$104.9

(1)	At September 30, 2009 and December 31, 2008, we held 100% of the Class B equity interests and 94.9% of the Class C equity interests.
(2)	In addition to our investment in Ciena included in the portfolio, we have amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the nine months ended September 30, 2009, we funded $97.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit, including the funding of $46.0 million during the third quarter of 2009. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit that were issued under our former revolving line of credit. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At September 30, 2009 and December 31, 2008, other assets included amounts receivable from or related to Ciena totaling $112.7 million and $15.4 million, respectively at cost, and $2.0 million and $2.1 million, respectively at value. Net change in unrealized appreciation or depreciation included a net decrease related to our investment in and receivables from Ciena of $36.8 million and $99.8 million for the three and nine months ended September 30, 2009, respectively. Net change in unrealized appreciation or depreciation included a net decrease in our investment in and receivables from Ciena of $151.9 million and $220.5 million for the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, we had no outstanding standby letters of credit issued under our former revolving line of credit. We have considered the letters of credit and the funding thereof in the valuation of Ciena at September 30, 2009 and December 31, 2008.

Our investment in Ciena was on non-accrual status, therefore we did not earn any interest and related portfolio income from our investment in Ciena for each of the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009, Ciena had one non-recourse securitization SBA loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. We have issued a performance guaranty whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse securitizations.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit and the funding thereof, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at September 30, 2009 and December 31, 2008.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three and nine months ended September 30, 2009 and 2008, and at and for the year ended December 31, 2008, were as follows:

									At and for the
	At and for the Three Months				At and for the Nine Months				Year Ended
	Ended September 30,				Ended September 30,				December 31,
	2009		2008		2009		2008		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$50.5	6.9%	$51.4	7.4%	$50.5	6.9%	$51.4	7.4%	$53.5	7.4%
Real estate owned	6.2		24.0		6.2		24.0		20.8
Equity interests	11.8		31.2		11.8		31.2		19.6

Total portfolio	$68.5		$106.6		$68.5		$106.6		$93.9

Investments funded	$0.8		$4.9		$2.6		$7.1		$10.1
Payment-in-kind interest, net of cash collections	$—		$—		$—		$0.1		$0.2
Principal collections related to investment repayments or sales	$0.4		$—		$6.0		$16.7		$16.8

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At September 30, 2009, we had outstanding funding commitments related to the commercial real estate portfolio of $28.4 million.

Managed Funds

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries and broadly syndicated senior secured loans. In some cases, we have invested in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At September 30, 2009, we had eight separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC, and we may sell additional Managed Funds.

In the first quarter of 2009, we completed the acquisition of the management contracts of three middle market senior debt CLOs (together, the Emporia Funds) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and will be amortized over the life of the contracts.

The assets of the Managed Funds at September 30, 2009 and December 31, 2008, and our management fees as of September 30, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	September 30,	December 31,	Management
Name of Fund	2009	2008	Fee(2)

Senior Secured Loan Fund LLC(3)	$921.2	$789.8	0.375%
Allied Capital Senior Debt Fund, L.P.	351.4	412.9	1.625	%(1)(2)
Knightsbridge CLO 2007-1 Ltd.	500.7	500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	304.6	304.8	0.600%
Emporia Preferred Funding I, Ltd.	419.8	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	355.7	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.1	—	0.650	%(1)
AGILE Fund I, LLC	83.5	99.3	—	(1)

Total Assets	$3,343.0	$2,107.4

(1)	In addition to the management fees, we are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	Management fees are stated as a percent of assets except for the Allied Capital Senior Debt Fund, L.P. (“ACSDF”) which is stated as a percent of equity capital. The management fee paid by ACSDF was 2.000% at December 31, 2008 and was reduced to 1.625% effective January 1, 2009 for the 2009 calendar year.

(3)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In October 2009, we sold our investment, including our commitments and the provision of management services, in the Senior Secured Loan Fund LLC. See “— Recent Developments.”

A portion of the management fees earned by us may be deferred under certain circumstances. Collection of the fees earned is dependent in part on the performance of the relevant fund. We may pay a portion of management fees we receive to Callidus Capital Corporation, a wholly owned portfolio investment, for services provided to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

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

During the nine months ended September 30, 2009, we sold assets to certain of the Managed Funds for which we received proceeds of $9.7 million and we recognized a net realized gain of $6.3 million. During the nine months ended September 30, 2008, we sold assets to certain of the Managed Funds, for which we received proceeds of $352.7 million, respectively, and we recognized realized gains of $2.8 million.

In addition to managing these funds, we hold certain investments in the Managed Funds as follows:

($ in millions)		September 30, 2009		December 31, 2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and
	Equity Interests	$165.2	$165.0	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P.	Equity interests	31.8	33.0	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	57.4	33.8	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes,
	Class E Notes and Income Notes	53.2	49.2	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.7	0.4	0.7	0.5

Total		$308.3	$281.4	$270.2	$260.5

(1)	We have committed up to a total of $525.0 million of subordinated certificates to the Senior Secured Loan Fund. The Senior Secured Loan Fund will be capitalized as investment transactions are completed. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC. See “— Recent Developments.”

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

At September 30, 2009, and December 31, 2008, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

($ in millions)	2009	2008

Private finance
Companies more than 25% owned	$194.2	$176.1
Companies 5% to 25% owned	15.3	—
Companies less than 5% owned	96.3	151.8
Commercial real estate finance	9.2	7.7

Total	$315.0	$335.6

Percentage of total portfolio	12.5%	9.6%

At September 30, 2009 and December 31, 2008, private finance non-accruals included our senior secured debt in Ciena, which was $102.2 million or 4.1% and $104.9 million or 3.0%, respectively, of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above. During the nine months ended September 30, 2009, we placed certain interest bearing investments in eight portfolio companies on non-accrual; however, non-accruals decreased primarily due to unrealized depreciation. The increase in loans and debt securities not accruing interest as a percentage of the total portfolio as of September 30, 2009, as compared to December 31, 2008, is primarily the result of the overall decrease in the size of the portfolio. During the third quarter of 2009, one new loan was placed on non-accrual status with a fair value of approximately $14.9 million. The remainder of the increase from June 30, 2009 to September 30, 2009 was the result of a net increase in the fair value of loans on non-accrual status.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at September 30, 2009, and December 31, 2008, were as follows:

($ in millions)	2009	2008

Private finance	$124.8	$106.6
Commercial mortgage loans	4.3	1.4

Total	$129.1	$108.0

Percentage of total portfolio	5.1%	3.1%

At September 30, 2009 and December 31, 2008, private finance loans and debt securities over 90 days delinquent included our senior secured debt in Ciena, which was $102.2 million or 4.1% and $104.9 million or 3.0%, respectively, of the total portfolio at value. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on nonaccrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above. The increase in loans over 90 days delinquent from June 30, 2009 was due to the addition of two new loans with a fair value of approximately $19.4 million. The remainder of the increase was the result of a net increase in the fair value of loans over 90 days delinquent.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from period to period primarily resulting from changes in the composition of the portfolio as a result of new investment, repayment, and exit activity, and changes in investment values. The private equity business is, in part, about working with troubled portfolio companies to improve their businesses and protect our investment. We continue to follow our historical practice of working with portfolio companies in order to realize the potential of each investment. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $129.1 million and $108.0 million at September 30, 2009, and December 31, 2008, respectively. Our assets on non-accrual are higher than our loans over 90 days delinquent primarily due to the effect of loans with payment-in-kind interest. Loans with payment-in-kind interest experience no payment delinquency, but collection of that payment-in-kind interest in the future may be doubtful and we may determine that the loan should be placed on non-accrual. Given the severity of this economic recession, we would expect that non-accruals and loans over 90 days delinquent may increase in the future.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

The following table summarizes our operating results for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
				Percent				Percent
(in thousands, except per share amounts)	2009	2008	Change	Change	2009	2008	Change	Change
	(unaudited)				(unaudited)

Interest and Related Portfolio Income
Interest and dividends	$65,630	$112,207	$(46,577)	(41.5)%	$230,017	$366,079	$(136,062)	(37.2)%
Fees and other income	6,808	8,455	(1,647)	(19.5)%	22,233	34,105	(11,872)	(34.8)%

Total interest and related portfolio income	72,438	120,662	(48,224)	(40.0)%	252,250	400,184	(147,934)	(37.0)%

Expenses
Interest	42,421	35,949	6,472	18.0%	129,023	109,974	19,049	17.3%
Employee	10,905	21,443	(10,538)	(49.1)%	32,939	57,439	(24,500)	(42.7)%
Employee stock options	392	1,477	(1,085)	(73.5)%	2,369	9,531	(7,162)	(75.1)%
Administrative	7,205	14,138	(6,933)	(49.0)%	25,509	36,100	(10,591)	(29.3)%
Impairment of long-lived asset	—	—	—	—	2,873	—	2,873	—

Total operating expenses	60,923	73,007	(12,084)	(16.6)%	192,713	213,044	(20,331)	(9.5)%

Net investment income before income taxes	11,515	47,655	(36,140)	(75.8)%	59,537	187,140	(127,603)	(68.2)%
Income tax expense (benefit), including excise tax	1,930	2,060	(130)	(6.3)%	4,205	8,141	(3,936)	(48.3)%

Net investment income	9,585	45,595	(36,010)	(79.0)%	55,332	178,999	(123,667)	(69.1)%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(5,090)	62,042	(67,132)	*	(158,255)	47,330	(205,585)	*
Net change in unrealized appreciation or depreciation	(27,681)	(425,899)	398,218	*	(380,528)	(687,506)	306,978	*

Total net gains (losses)	(32,771)	(363,857)	331,086	*	(538,783)	(640,176)	101,393	*

Gain on repurchase of debt	—	—	—	*	83,532	—	83,532	*

Loss on extinguishment of debt	(117,497)		(117,497)	*	(117,497)	—	(117,497)	*

Net income (loss)	$(140,683)	$(318,262)	$177,579	55.8%	$(517,416)	$(461,177)	$(56,239)	12.2%

Diluted earnings (loss) per common share	$(0.79)	$(1.78)	$1.00	55.9%	$(2.89)	$(2.70)	$(0.19)	(7.3)%
Weighted average common shares outstanding — diluted	179,054	178,692	362	0.2%	178,815	171,084	7,731	4.5%

*	Comparisons may not be meaningful. Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from period to period.

Interest and Related Portfolio Income. Interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the three and nine months ended September 30, 2009 and 2008, was composed of the following:

			For the Nine
	For the Three Months Ended September 30,		Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Interest
Private finance loans and debt securities	$55.9	$95.8	$193.8	$311.0
Preferred shares/income notes of CLOs	2.3	9.4	11.7	24.8
Subordinated certificates in Senior Secured Loan Fund LLC	5.9	2.9	11.8	4.5
Commercial mortgage loans	0.9	0.9	2.7	3.1
Cash, U.S. Treasury bills, money market and other securities	0.0	1.2	0.5	3.6

Total interest	65.0	110.2	220.5	347.0
Dividends	0.6	2.0	9.5	19.1

Total interest and dividends	$65.6	$112.2	$230.0	$366.1

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at September 30, 2009 and 2008, were as follows:

	2009		2008
($ in millions)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$289.4	4.8%	$434.9	4.2%
Unitranche debt	374.7	12.2%	579.3	12.0%
Subordinated debt	1,182.9	13.4%	2,062.6	13.1%
Equity securities:
Preferred shares/income notes of CLOs	84.4	12.1%	218.3	17.1%
Subordinated certificates in Senior Secured Loan Fund LLC	165.0	14.0%	114.3	10.3%
Commercial real estate:
				7.4%
Commercial mortgage loans	50.5	6.9%	51.4

Total interest-bearing investments	$2,146.9	11.9%	$3,460.8	11.9%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield on the subordinated certificates divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below. The weighted average yields are computed as of the balance sheet date.

Interest income has decreased over the 2008 periods primarily as a result of decreases in the aggregate size of the interest-bearing portfolio due to disposition of certain investments as we have been selectively selling assets from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. The amount of subordinated debt in our portfolio, which carries a higher yield than other categories of loans and debt securities, has decreased from $2.1 billion at September 30, 2008 to $1.2 billion at September 30, 2009. Interest income also decreased by approximately $11.4 million due to additional investments being placed on non-accrual status during the nine months ended September 30, 2009. The weighted average yield varies from period to period based on the current stated interest on interest-bearing investments, the yield on interest-bearing investments funded, the yield on amounts repaid, the amount of interest-bearing investments for which interest is not accruing, changes in the value of interest-bearing investments and the mix of interest-bearing investments in the portfolio. Because we recently have exited, and in the future intend to exit, several interest-bearing investments in order to accumulate capital for repayment of debt, we expect that income from our interest-bearing investments will continue to decrease for the remainder of 2009.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the nine months ended September 30, 2009, was $9.5 million as compared to $19.1 million for the nine months ended September 30, 2008. Dividend income for the nine months ended September 30, 2008 includes a $7.1 million dividend received in connection with the recapitalization of Norwesco, Inc., and $5.4 million of dividends received in connection with the sale of certain portfolio assets to AGILE Fund I, LLC. Dividend income will vary from period to period depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the three and nine months ended September 30, 2009 and 2008, included fees relating to the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Fund management fees(1)	$4.4	$1.8	$11.5	$4.0
Management, consulting and other services provided to portfolio companies	1.8	2.9	5.9	8.9
Structuring and diligence	0.0	2.3	1.5	15.8
Commitment, guaranty and other fees from portfolio companies	0.6	1.1	2.4	4.7
Loan prepayment premiums	—	0.3	0.9	0.6
Other income	—	0.1	—	0.1

Total fees and other income	$6.8	$8.5	$22.2	$34.1

(1)	See “— Portfolio and Investment Activity — Managed Funds” above.

Fees and other income generally are related to specific transactions or services and therefore may vary substantially from period to period depending on the level of investment activity and types of services provided and the level of assets in Managed Funds for which we earn management or other fees. The increase in fund management fees for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was due to an increase in assets under management related to our Managed Funds. The amount of fund management fees is directly based on the amount of assets under management. During

October 2009, we sold our interests, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC. See “— Recent Developments.” For the three and nine months ended September 30, 2009, fee income related to the Senior Secured Loan Fund was approximately $1.2 million and $4.5 million, respectively. Despite the increase in assets under management for the three and nine months ended September 30, 2009, fees and other income were lower for the three and nine months ended September 30, 2009 than for the three and nine months ended September 30, 2008 due to the significant decrease in our investment activity. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan.

Structuring and diligence fees included fees earned by us in connection with investments made by the Senior Secured Loan Fund LLC of $0.0 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $9.3 million, for the nine months ended September 30, 2009 and 2008, respectively. See “— Managed Funds” above. The remainder of the structuring and diligence fees for 2008 primarily related to the higher level of new investment originations in 2008. Because we expect new investment activity to continue to be at a low level, we expect structuring and diligence fees to be lower for 2009 than for 2008.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, administrative expenses and the impairment of a long-lived asset.

Interest Expense.  The fluctuations in interest expense during the three and nine months ended September 30, 2009 and 2008, primarily were attributable to increases in our weighted average cost of debt capital as well as changes in the level of our borrowings under various notes payable and our former revolving line of credit. Our contractual borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the three and nine months ended September 30, 2009 and 2008, were as follows:

	At and for the		At and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Total outstanding debt at par	$1,636.5	$2,131.0	$1,636.5	$2,131.0
Average outstanding debt	$1,711.8	$1,967.2	$1,839.0	$2,072.8
Weighted average cost(1)	10.7%	6.8%	10.7%	6.8%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

On December 30, 2008, we amended our former private notes and former revolving line of credit, which increased the stated interest rate on those obligations by 100 basis points. Subsequent to this amendment, events of default occurred on these instruments. Pursuant to the terms of the former revolving credit facility, during the continuance of an event of default, the applicable spread on outstanding borrowings and fees on any letters of credit outstanding under the former revolving credit facility increased by an additional 200 basis points. Pursuant to the private notes, during the continuance of an event of default, the rate of interest borne by the former private notes increased by an additional 200 basis points. During the three and nine months ended September 30, 2009, we incurred additional interest expense totaling $3.2 million and $12.0 million, respectively, related to the default interest. On August 28, 2009, we completed the restructuring of our private notes and bank facility. The restructuring significantly increases our cost of capital. See “Financial Condition, Liquidity and Capital Resources” below.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $1.5 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively. Installment interest expense for the year ended December 31, 2009, is estimated to be approximately $7.8 million. See “— Dividends and Distributions” below.

Employee Expense.  Employee expenses for the three and nine months ended September 30, 2009 and 2008, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Salaries and employee benefits	$10.0	$17.0	$27.5	$48.1
Bonuses and performance awards(1)	0.9		5.4
Individual performance award (IPA)	—	2.0	—	6.6
IPA mark to market expense (benefit)	—	—	—	(4.1)
Individual performance bonus (IPB)	—	2.4	—	6.8

Total employee expense(2)	$10.9	$21.4	$32.9	$57.4

Number of employees at end of period	112	155	112	155

(1)	Amounts for the three and nine months ended September 30, 2008, include the reversal of previously accrued bonuses.

(2)	Excludes employee stock options expense. See below.

During the second half of 2008, we consolidated our investment execution activities to our Washington, DC headquarters and our office in New York in an effort to improve our operating efficiencies and reduced our headcount by approximately 50 employees. Our employee expense for the first three quarters of 2009 reflects this reduction in headcount. During the third quarter of 2009, we further reduced headcount by approximately 22 employees. In connection with this reduction in headcount, we incurred approximately $1.6 million of severance expense in the third quarter of 2009.

The quarterly accrual for employee bonuses is based upon an estimate of annual bonuses and is subject to change. The amount of the current year bonuses will be finalized by the Compensation Committee and the Board of Directors at the end of the year. Employee bonuses generally are paid after the completion of the fiscal year.

The IPA and IPB were part of an incentive compensation program for certain officers and generally were determined annually at the beginning of each year but could be adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in our common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by us. We have not established an IPA or IPB for 2009.

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

Employee Stock Options Expense.  The employee stock options expense for the three and nine months ended September 30, 2009 and 2008, was as follows:

			For the Nine Months Ended
	For the Three Months Ended September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Employee Stock Option Expense:
Previously awarded, unvested options as of January 1, 2006	$—	$—	$—	$3.9
Options granted on or after January 1, 2006	0.4	1.5	2.4	5.6

Total employee stock option expense	$0.4	$1.5	$2.4	$9.5

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

We estimate that the employee-related stock options expense will be approximately $3.4 million, $3.9 million, and $4.0 million for the years ended December 31, 2009, 2010, and 2011, respectively. This estimate does not include any expense related to stock option grants after September 30, 2009, as the fair value of those stock options will be determined at the time of grant. This estimate may change if our assumptions related to future option forfeitures change.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and stock option expense, and various other expenses.

Administrative expenses were $7.2 million and $14.1 million, for the three months ended September 30, 2009 and 2008, respectively, and $25.5 million and $36.1 million for the nine months ended September 30, 2009 and 2008, respectively. Administrative expenses decreased primarily due to a decrease in travel costs and other professional fees.

Impairment of Long-Lived Asset.  In our efforts to reduce overall administrative expenses, we sold our corporate aircraft during 2009. The sales price of the aircraft was less than our carrying cost, therefore, we recorded an impairment charge of $2.9 million during the quarter ended March 31, 2009.

Loss on Extinguishment of Debt.  During the third quarter of 2009, we completed a comprehensive restructuring of our private notes and bank facility and recorded a loss on the extinguishment of debt of $117.5 million. In addition to the $11 million of previously deferred unamortized debt costs associated with the private notes and bank facility, we incurred and paid costs to the lenders of $146 million and other third party advisory and other fees of approximately $26 million in connection with the restructuring. Approximately $20 million of the restructuring costs were deferred and are being amortized into interest expense over the life of the private notes and bank facility. In addition, we recorded approximately $45 million of original issue discount

(OID) related to the restructuring of the private notes, which is being amortized into interest expense over the life of the private notes. The loss on extinguishment of debt is comprised of the following:

($ in millions)

Previously deferred unamortized costs	$11.3
Fees paid to Noteholders/Lenders	145.9
Advisory and other fees paid	26.0
Costs deferred and amortizing into interest expense	(20.3)
OID recorded and amortizing into interest expense	(45.4)

Loss on extinguishment of debt	$117.5

Gain on Repurchase of Debt.  During the nine months ended September 30, 2009, we purchased publicly issued notes in the market with a total par value of $134.5 million, which consisted of $80.1 million of our 6.625% Notes due 2011 and $54.4 million of our 6.000% Notes due 2012, for a total cost of $50.3 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, we recognized a net gain on repurchase of debt of $0.0 million and $83.5 million for the three and nine months ended September 30, 2009, respectively.

Income Tax Expense (Benefit), Including Excise Tax.  Income tax expense (benefit) for the three and nine months ended September 30, 2009 and 2008, was as follows:

	For the Three
	Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Income tax expense (benefit)	$1.9	$1.2	$4.2	$3.0
Excise tax expense(1)	—	0.9	—	5.1

Income tax expense (benefit), including excise tax	$1.9	$2.1	$4.2	$8.1

(1)	While excise tax expense is presented in the consolidated statement of operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains (losses).

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period. We did not record an excise tax for the three and nine months ended September 30, 2009. See “Dividends and Distributions” below.

Realized Gains and Losses.  Net realized gains or losses primarily result from the sale of portfolio investments. Net realized gains (losses) for the three and nine months ended September 30, 2009 and 2008, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Realized gains	$14.5	$97.5	$35.9	$135.2
Realized losses	(19.6)	(35.5)	(194.2)	(87.9)

Net realized gains (losses)	$(5.1)	$62.0	$(158.3)	$47.3

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three and nine months ended September 30, 2009 and 2008, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized or dividends were received as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(8.9)	$(80.4)	$(20.8)	$(115.1)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(0.4)	(1.6)	(10.8)	(15.1)
Reversal of previously recorded net unrealized depreciation associated with realized losses	18.0	34.8	151.3	80.2

Total reversal	$8.7	$(47.2)	$119.7	$(50.0)

Realized gains for the three months ended September 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
CK Franchising, Inc.	$13.6
Other	0.9

Total private finance	14.5

Commercial Real Estate:
Other	—

Total commercial real estate	—

Total realized gains	$14.5

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$86.9
BI Incorporated	7.4
Passport Health Communications, Inc.	1.8
Other	1.3

Total private finance	97.4

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$97.5

Realized losses for the three months ended September 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
Worldwide Express Operations, LLC	$13.0
Baird Capital Partners IV Limited	2.0
Snow Phipps Group, L.P.	1.6
Centre Capital Investors V, L.P.	1.4
Other	1.6

Total private finance	19.6

Commercial Real Estate:
Real Estate Owned	—

Total commercial real estate	—

Total realized gains	19.6

2008
Portfolio Company	Amount

Private Finance:
Pendum, Inc.	$34.0
Other	1.5

Total realized losses	$35.5

Realized gains for the nine months ended September 30, 2009 and 2008, were as follows:

($ in million)

2009
Portfolio Company	Amount

Private Finance:
CK Franchising, Inc.	$13.6
Advantage Sales & Marketing, Inc.	6.9
GC-Sun Holdings, LP	6.8
Other	4.4

Total private finance	31.7

Commercial Real Estate:
Real Estate Owned	4.1
Other	0.1

Total commercial real estate	4.2

Total realized gains	$35.9

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$97.6
BI Incorporated	7.4
BenefitMall, Inc.	4.9
Advantage Sales & Marketing, Inc.(1)	3.4
Mercury Air Centers, Inc.	3.3
Financial Pacific Company	3.1
Passport Health Communications, Inc.	1.8
Service Champ, Inc.	1.7
Penn Detroit Diesel Allison, LLC	1.4
Coverall North America, Inc.	1.4
Med Assets, Inc.	1.3
CR Holdings, Inc.	1
Other	6.5

Total private finance	134.8

Commercial Real Estate:
Other	0.4

Total commercial real estate	0.4

Total realized gains	$135.2

(1) Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the nine months ended September 30, 2009 and 2008, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance:
MHF Logistical Solutions, Inc.	$70.7
Advantage Sales & Marketing, Inc.	27.3
Triax Holdings, LLC	22.7
Worldwide Express Operations, LLC	13.0
FCP-BHI Holdings, LLC	8.2
Augusta Sportswear Group, Inc.	6.2
The Hillman Companies, Inc.	5.7
Old Orchard Brands, LLC	4.5
Tank Intermediate Holding Corp.	4.2
Abraxas Corporation	3.5
Pro Mach, Inc.	2.9
Becker Underwood, Inc.	2.8
Baird Capital Partners IV Limited	2.0
Penn Detroit Diesel Allison, LLC	1.7
Snow Phipps Group, L.P.	1.6
Centre Capital Investors V, L.P.	1.4
Huddle House, Inc.	1.3
Summit Energy Services, Inc.	1.3
Other	5.3

Total private finance	186.3

Commercial Real Estate:
Real Estate Owned	7.9
Other	0.0

Total commercial real estate	7.9

Total realized losses	$194.2

2008
Portfolio Company	Amount

Private Finance:
Pendum, Inc.	$34.0
Creative Group, Inc.	15.6
Crescent Equity Corp-Longview Cable & Data LLC	8.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation and Affiliates	4.5
Driven Brands, Inc.	1.9
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Sweet Traditions, Inc.	1.5
Walker Investment Fund II, LLLP	1.4
Other	9.5

Total private finance	85.4

Commercial Real Estate:
Other	2.5

Total commercial real estate	2.5

Total realized losses	$87.9

During the nine months ended September 30, 2009, we focused our efforts on selectively selling assets from our portfolio in order to generate capital to repay indebtedness and de-lever our balance sheet. These asset sales have been completed under distressed conditions in a very difficult market, and consequently we have realized net losses upon their disposition. For the nine months ended September 30, 2009, we sold or had repayments on portfolio investments that generated cash proceeds of $650.8 million.

Realized gains and losses for the nine months ended September 30, 2009 and 2008, include net realized gains of $6.3 million and $2.8 million, respectively (subsequent to post-closing adjustments), from the sales of certain investments to our Managed Funds. See “— Managed Funds” above.

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and ASC 820, which includes the codification of FASB Statement No. 157, Fair Value Measurements and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At September 30, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under the Statement) were approximately 88% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a BDC, we invest in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may be subject to certain restrictions on resale and generally have no established trading market.

Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology.  We adopted the standards in ASC Topic 820, on a prospective basis in the first quarter of 2008. These standards require us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the standards, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (M&A) market as the principal market generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in ASC Topic 820), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we use the enterprise value methodology to determine the fair value of these investments. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

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

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into the principal market (the M&A market). As a result, in accordance with ASC Topic 820, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as our loans have historically been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

We record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with Topic ASC 820 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in ASC Topic 820.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. Valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisted of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the three and nine months ended September 30, 2009 and 2008, we received third-party valuation assistance as follows:

	2009			2008
	Q1	Q2	Q3	Q1	Q2	Q3

Number of private finance portfolio companies reviewed	93	91	78	124	119	128
Percentage of private finance portfolio reviewed at value	94.0%	96.9%	97.8%	94.0%	94.9%	97.2%

Professional fees for third-party valuation assistance were $1.9 million for the year ended December 31, 2008, and are estimated to be approximately $1.3 million for 2009.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the three and nine months ended September 30, 2009 and 2008, consisted of the following:

	For the Three		For the Nine
	Months September 30,		Months September 30,
($ in millions)	2009(1)	2008(1)	2009(1)	2008(1)

Net unrealized appreciation (depreciation)	$(36.4)	$(378.7)	$(500.2)	$(637.5)
Reversal of previously recorded unrealized appreciation associated with realized gains	(8.9)	(80.4)	(20.8)	(115.1)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(0.4)	(1.6)	(10.8)	(15.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	18.0	34.8	151.3	80.2

Net change in unrealized appreciation or depreciation	$(27.7)	$(425.9)	$(380.5)	$(687.5)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from period to period. As a result, quarterly comparisons may not be meaningful.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 179.1 million and 178.7 million for the three months ended September 30, 2009 and 2008, respectively, and were 178.8 million and 171.1 million for the nine months ended September 30, 2009 and 2008, respectively.

OTHER MATTERS

Regulated Investment Company Status.  We have elected to be taxed as a regulated investment company (or RIC) under Subchapter M of the Code. In order to maintain our status as a RIC and obtain RIC tax benefits, we must, in general, (1) continue to qualify as a BDC; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income (i.e., net ordinary investment income) as defined in the Code. With respect to taxable realized net long-term capital gains, we may choose to (i) distribute, (ii) deem to distribute, or (iii) retain and pay corporate level tax on such gains. We currently qualify as a RIC. However, there can be no assurance that we will continue to qualify for such treatment in future years.

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

DIVIDENDS AND DISTRIBUTIONS

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Each of our private notes and our bank facility contain provisions that limit the amount of dividends we can pay. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

We have met our dividend distribution requirements for the 2008 tax year. We intend to retain capital in 2009 in order to achieve the 200% asset coverage threshold under the 1940 Act and currently estimate that we will have no distribution requirement for 2009; therefore, we currently do not expect to declare dividends in 2009. In August 2009, we completed a restructuring of our bank facility and our private notes. The restructured debt significantly increases our cost of capital. As a result, we expect our profitability will be substantially reduced and that we will not be able to pay a cash dividend for an extended period of time. No dividends were paid or declared for the three and nine months ended September 30, 2009. Dividends to common shareholders were $0.65 per share each quarter for the first three quarters of 2008.

We currently qualify as a RIC. However there can be no assurance that we will be able to comply with the RIC requirements to distribute income for the current and future years and we may be required to pay a corporate level income tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, and December 31, 2008, our cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2009	2008

Cash and investments in money market and other securities (including money market and other securities: 2009-$90.0; 2008-$0.3)	$153.4	$50.7
Total assets	$2,840.2	$3,722.2
Total debt outstanding	$1,636.5	$1,945.0
Total shareholders’ equity	$1,201.3	$1,718.4
Debt to equity ratio	1.33	1.13
Asset coverage ratio(1)	175%	188%

(1)	As a business development company, we generally are required to maintain a minimum ratio of 200% of total assets to total borrowings in order to incur additional indebtedness, declare dividends or other distributions or repurchase shares of our common stock.

At September 30, 2009, our asset coverage ratio was 175%, and we remain precluded under the 1940 Act from incurring additional indebtedness, declaring dividends or other distributions to our shareholders, or repurchasing shares of our common stock until such time as our asset coverage would be at least 200%. In addition, we generally are not able to issue and sell our common stock at a price below net asset value per share without the approval of our stockholders. Our common stock currently is trading at a price below our net asset value of $6.70 per share.

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

During the nine months ended September 30, 2009, we paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. In the third quarter of 2009, we repaid $174 million of our privately issued unsecured notes payable.

During the nine months ended September 30, 2009, we sold or had repayments on portfolio investments that generated $650.8 million of cash proceeds. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition (see “— Realized Gains and Losses” above). We expect to complete additional asset sales throughout the course of the year and given the challenging market and our desire to sell assets to generate liquidity, we may incur additional realized losses upon such dispositions. We expect that the cash generated from asset sales and repayments will be used to repay indebtedness and provide ongoing liquidity.

Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash flow provided by our operating activities before new investment activity for the nine months ended September 30, 2009 and 2008, was as follows:

($ in millions)	2009	2008

Net cash provided by operating activities	$302.2	$298.5
Add: portfolio investments funded	118.1	1,019.8

Total cash provided by operating activities before new investments	$420.3	$1,318.3

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

At September 30, 2009, and December 31, 2008, the value and yield of the cash and investments in money market and other securities were as follows:

	2009		2008
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$90.0	—	$0.3	1.7%
Cash and cash equivalents	62.7	0.1%	50.4	0.1%

Total	$152.7	0.0%	$50.7	0.1%

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

During the nine months ended September 30, 2008, we sold new equity of $402.5 million in public offerings. In addition, for the nine months ended September 30, 2008 shareholders’ equity increased through capital share transactions by $4.6 million through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan. Shareholders’ equity also increased by $26.4 million during the nine months ended September 30, 2008, as a result of the distribution of the common stock held in deferred compensation trusts.

At September 30, 2009, and December 31, 2008, we had outstanding debt as follows:

	2009					2008
		Amount		Annual			Amount	Annual
	Facility	Outstanding		Interest		Facility	Outstanding	Interest
($ in millions)	Amount	at Par		Cost(1)		Amount	at Par	Cost(1)

Notes payable:
Privately issued secured notes payable(5)	$841.0	$841.0	(6)	13.8%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5		6.7%		880.0	880.0	6.7%

Total notes payable	1,586.5	1,586.5		10.5%		1,895.0	1,895.0	7.3%
Bank secured term debt (former revolver)(4)	50.0	50.0		17.0%	(2)	632.5	50.0	4.3%	(2)

Total debt	$1,636.5	$1,636.5		10.7%	(3)	$2,527.5	$1,945.0	7.7%	(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt, plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs and original issue discount that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	The annual interest cost reflects the interest rate payable for borrowings under the revolving line of credit in effect at the balance sheet date. In addition to the current interest rate payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs of $4.3 million at September 30, 2009, and $8.5 million at December 31, 2008.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the bank term debt regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	During the three months ended September 30, 2009, the commitments under the facility were reduced to $50.0 million subsequent to the funding of $46.0 million to Ciena securitizations in lieu of draws under letters of credit issued under the facility.
(5)	In the third quarter of 2009, the Company completed the restructuring of its private notes.
(6)	The notes payable on the consolidated balance sheet are shown net of OID of approximately $42.6 million as of September 30, 2009.

Debt Restructure

On August 28, 2009, we completed a comprehensive restructuring of our private notes (the Notes) and our bank facility (the Facility). Beginning in January 2009, we engaged in discussions with the revolving line of credit lenders (the Lenders) and the private noteholders (the Noteholders) to seek relief under certain terms of both the Facility and the Notes due to certain covenant defaults. As of December 31, 2008, our asset coverage was less than the 200% then required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt.

In connection with the restructuring, we granted the Noteholders and the Lenders a pari-passu blanket lien on a substantial portion of our assets, including a substantial portion of the assets of our consolidated subsidiaries.

The financial covenants applicable to the Notes and the Facility were modified as part of the restructuring. The Consolidated Debt to Consolidated Shareholders’ Equity covenant and the Capital Maintenance covenant were both eliminated. The Asset Coverage ratio was set at 1.35:1 initially, increasing to 1.4:1 at June 30, 2010 and to 1.55:1 at June 30, 2011, and maintained at that level thereafter. A new covenant, Total Adjusted Assets to Secured Debt, was set at 1.75:1 initially, increasing to 2.0:1 at June 30, 2010 and to 2.25:1 at June 30, 2011, and maintained at that level thereafter. The ratio of Adjusted EBIT to Adjusted Interest Expense was set at 1.05:1 initially, decreasing to 0.95:1 at December 31, 2009, 0.80:1 at March 31, 2010 and 0.75:1 at June 30, 2010. The covenant will then be increased to 0.80:1 on December 31, 2010 and 0.95:1 on December 31, 2011 and maintained at that level thereafter. At September 30, 2009, we were in compliance with these financial covenants.

The Notes and Facility impose certain limitations on our ability to incur additional indebtedness, including precluding us from incurring additional indebtedness unless our asset coverage of all outstanding indebtedness is at least 200%. Pursuant to the 1940 Act, we are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200%. At September 30, 2009, our asset coverage ratio was 175%, which is less than the 200% threshold. As a result, we will not be able to issue additional indebtedness until such time as our asset coverage returns to at least 200%.

We are required to apply 50% of all net cash proceeds from asset sales to the repayment of the Notes and 6% of all net cash proceeds from asset sales to the repayment of the Facility, subject to certain conditions and exclusions. In the case of certain events of default, we would be required to apply 100% of all net cash proceeds from asset sales to the repayment of our secured lenders. Under the new agreements, subject to a limit and certain liquidity restrictions, we may repurchase our public debt; however, we are prohibited from repurchasing our common stock and may not pay dividends in excess of the minimum we reasonably believe is required to maintain our tax status as a regulated investment company. In addition, upon the occurrence of a change of control (as defined in the Note Agreement and Credit Agreement), the Noteholders have the right to be prepaid in full and we are required to repay in full all amounts outstanding under the Facility.

The Note Agreement and Credit Agreement provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events and failure to pay judgments. Certain of these events of default are subject to notice and cure periods or materiality thresholds. Pursuant to the terms of the Notes, the occurrence of an event of default generally permits the holders of more than 50% in principal amount of outstanding Notes to accelerate repayment of all amounts due thereunder. The occurrence of an event of default would generally permit the administrative agent for the lenders under the Facility, or the holders of more than 51% of the aggregate principal debt outstanding under the Facility, to accelerate repayment of all amounts outstanding thereunder. Pursuant to the Notes, during the continuance of an event of default, the rate of interest applicable to the Notes would increase by 200 basis points. Pursuant to the terms of the Facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding under the Facility would increase by 200 basis points.

In connection with the restructuring, we recorded a loss on the extinguishment of debt of $117.5 million. In addition to the $11 million of previously deferred unamortized debt costs associated with the Notes and Facility, we incurred and paid costs to the lenders of $146 million and other third party advisory and other fees of approximately $26 million in connection with the restructuring. Approximately $20 million of the restructuring costs were deferred and are being amortized into interest expense over the life of the Notes and Facility. In addition, we recorded approximately $45 million of original issue discount (OID) related to the restructuring of the Notes, which is being amortized into interest expense over the life of the Notes. After giving effect to the restructuring and the recording of the loss, we estimate that the weighted average interest cost, including amortization of the deferred debt cost and OID, for the Notes is approximately 13.75% and for the Facility is approximately 17%. The loss on extinguishment of debt is comprised of the following:

($ in millions)

Previously deferred unamortized costs	$11.3
Fees paid to Noteholders/Lenders	145.9
Advisory and other fees paid	26.0
Costs deferred and amortizing into interest expense	(20.3)
OID recorded and amortizing into interest expense	(45.4)

Loss on extinguishment of debt	$117.5

Privately Issued Notes Payable.  We had $1,015.0 million of Notes outstanding at June 30, 2009. We made principal payments on the Notes at and prior to the closing of the restructuring and had $841.0 million of Notes outstanding following the closing of the restructuring.

In connection with the restructuring, the existing Notes were exchanged for three new series of Notes containing the following terms:

			Annual Stated	Annual Stated	Annual Stated	Annual Stated
			Interest Rate	Interest Rate	Interest Rate	Interest Rate
			Through	Beginning	Beginning	Beginning
	Principal		December 31,	January 1,	January 1,	January 1,
($ in millions)	Amount	Maturity Dates	2009(1)	2010(1)	2011(1)	2012(1)

Series A	$253.8	June 15, 2010	8.50%	9.25%	N/A	N/A
Series B	$253.8	June 15, 2011	9.00%	9.50%	9.75%	N/A
Series C	$333.5	March 31 & April 1, 2012	9.50%	10.00%	10.25%	10.75%

(1)	The Notes generally require payment of interest quarterly.

We made various cash payments in connection with the restructuring of our Notes. We paid an amendment fee at closing of $15.2 million. In addition, we paid a make-whole fee of $79.7 million related to a contractual provision in the old Notes. Due to the payment of this make-whole fee, the new Notes have no significant make-whole requirement. We also paid a restructuring fee of $50.0 million at closing, which will be applied toward the principal balance of the Notes if the Notes are refinanced in full on or before January 31, 2010.

Bank Facility.  At June 30, 2009, we had an unsecured revolving line of credit that was due to expire on April 11, 2011. Our Facility was restructured from a revolving facility to a term facility maturing on November 13, 2010. Total commitments under the Facility were reduced at closing to $96.0 million from $115.0 million prior to closing. At closing, there were $50.0 million of borrowings and $46.0 million of standby letters of credit (LCs) outstanding under the Facility. The $46.0 million of LCs terminated and/or expired prior to September 30, 2009 and the commitments under the Facility were reduced by a commensurate amount. As a result, the total commitment and outstanding balance was $50.0 million at September 30, 2009.

Borrowings under the Facility bear interest at a floating rate of interest, subject to a floor. The floating rate spread increases by 0.5% per annum beginning on January 1, 2010 and continuing through maturity. At closing, the interest rate on the Facility was 8.5% per annum. The Facility requires the payment of a commitment fee equal to 0.50% per annum of the committed amount. In addition, we agreed to pay an amendment fee at closing of $1.0 million, and a restructuring fee payable on January 31, 2010 equal to 1.0% of the outstanding borrowings on such date if the Facility remains outstanding. The Facility generally requires payments of interest no less frequently than quarterly.

Publicly Issued Unsecured Notes Payable.  At September 30, 2009, we had outstanding publicly issued unsecured notes as follows:

($ in millions)	Amount	Maturity Date

6.625% Notes due 2011	$319.9	July 15, 2011
6.000% Notes due 2012	195.6	April 1, 2012
6.875% Notes due 2047	230.0	April 15, 2047

Total	$745.5

The 6.625% Notes due 2011 and the 6.000% Notes due 2012 require payment of interest only semi-annually, and all principal is due upon maturity. We have the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes. In addition, we may purchase these notes in the market at par or at a discount to the extent permitted by the 1940 Act. During the nine months ended September 30, 2009, we paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, we recognized a net gain on repurchase of debt of $83.5 million for the nine months ended September 30, 2009.

The 6.875% Notes due 2047 require payment of interest only quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable. We are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act. At September 30, 2009, our asset coverage ratio was 175%, which is less than the 200% requirement. As a result, under the publicly issued unsecured notes payable, we will not be able to issue indebtedness until such time as our asset coverage returns to at least 200%.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2009.

		Payments Due By Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Privately issued secured notes payable	$841.0	$—	$253.7	$253.8	$333.5	$—	$—
Publicly issued unsecured notes payable	745.5	—	—	319.9	195.6	—	230.0
Bank Term Debt (former revolver)(1)	50.0	—	50.0	—	—	—	—
Operating leases	11.8	1.2	4.4	1.7	1.7	1.7	1.1

Total contractual obligations	$1,648.3	$1.2	$308.1	$575.4	$530.8	$1.7	$231.1

(1)	At September 30, 2009, $50.0 million was borrowed on the bank term debt and there were no outstanding standby letters of credit.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees and have extended standby letters of credit through financial intermediaries on behalf of certain portfolio companies. We generally have issued guarantees and have obtained standby letters of credit under our line of credit for the benefit of counterparties to certain portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration dates of the letters of credit are not extended. The following table shows our guarantees and standby letters of credit that may have the effect of creating, increasing, or accelerating our liabilities as of September 30, 2009.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2009	2010	2011	2012	2013	2013

Guarantees	$9.1	$5.0	$3.2	$—	$0.1	$—	$0.8
Standby letters of credit(1)	—	—	—	—	—	—	—

Total commitments	$9.1	$5.0	$3.2	$—	$0.1	$—	$0.8

(1)	During the three months ended September 30, 2009, we funded $46.0 million of standyby letters of credit and the remaining standby letters of credit expired. As part of the debt restructure and subsequent to funding of $46.0 million under the standby letters of credit, the availability on the Bank Term Debt, which could be used to fund the then outstanding standby letters of credit, was reduced to zero.

In addition, we had outstanding commitments to fund investments totaling $543.9 million at September 30, 2009, including $515.5 million related to private finance investments and $28.4 million related to commercial real estate finance investments. Outstanding commitments related to private finance investments included $352.2 million to the Senior Secured Loan Fund LLC. During October 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund. See “— Recent Developments.”

We intend to fund these commitments with existing cash and through cash flow from operations before new investments although there can be no assurance that we will generate sufficient cash flow to satisfy these commitments. Should we not be able to satisfy these commitments, there could be a material adverse effect on our financial condition, liquidity and results of operations.

RECENT DEVELOPMENTS

On October 26, 2009, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Ares Capital Corporation, a Maryland corporation (Ares Capital), and ARCC Odyssey Corp., a Maryland corporation and wholly-owned subsidiary of Ares Capital (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allied Capital, with Allied Capital as the surviving company (the Merger). Immediately following the Merger, Allied Capital will merge with and into Ares Capital.

Upon consummation of the Merger, each share of common stock, par value $0.0001 per share, of Allied Capital issued and outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for 0.325 common shares, par value $0.001 per share, of Ares Capital. Based on the number of shares of Allied Capital common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 58.3 million Ares Capital shares being exchanged for approximately 179.4 million outstanding Allied Capital shares, subject to adjustment in certain limited circumstances.

Following consummation of the transactions contemplated by the Merger Agreement, Ares Capital’s Board of Directors will continue as directors of Ares Capital. However, Ares Capital’s Board of Directors will be increased by at least one member and Ares Capital will submit the name of one member of Allied Capital’s current Board of Directors for consideration to Ares Capital’s Nominating and Governance Committee to fill the vacancy.

The Merger Agreement contains (a) customary representations and warranties of Allied Capital and Ares Capital, including, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance, investment assets and certain contracts, (b) covenants of Allied Capital and Ares Capital to conduct their respective businesses in the ordinary course until the Merger is completed and (c) covenants of Allied Capital and Ares Capital not to take certain actions during this interim period.

Among other things, Allied Capital has agreed to, and will cause its affiliates, consolidated subsidiaries, and its and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a “Takeover Proposal” (as defined in the Merger Agreement) from a third party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, proposal or offer with respect to a Takeover Proposal.

However, if Allied Capital receives a bona fide unsolicited Takeover Proposal from a third party, and its Board of Directors determines in good faith, after consultation with reputable outside legal counsel and financial advisers experienced in such matters, that failure to consider such proposal would breach the duties of the directors under applicable law, and the Takeover Proposal constitutes or is reasonably likely to result in a “Superior Proposal” (as defined in the Merger Agreement), Allied Capital may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Ares Capital to revise its offer) and the payment of a $30 million termination fee, Allied Capital may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal.

The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive consummation of the Merger and cannot be the basis for any claims under the Merger Agreement by the other party after the Merger is consummated, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (e) may have been included in the Merger Agreement for the purpose of allocating risk between Allied Capital and Ares Capital rather than establishing matters as facts.

Consummation of the Merger, which is currently anticipated to occur by the end of the first quarter of 2010, is subject to certain conditions, including, among others, Allied Capital stockholder approval, Ares Capital stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Act), receipt of certain Ares Capital and Allied Capital lender consents and other customary closing conditions.

The Merger Agreement also contains certain termination rights for Allied Capital and Ares Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Allied Capital may be required to pay Ares Capital a termination fee of $30 million ($15 million if Allied Capital stockholders do not approve the Merger) and Ares Capital may be required to pay Allied Capital a termination fee of $30 million.

In a separate transaction on October 30, 2009, we sold our interests in the Senior Secured Loan Fund LLC (the “SL Fund,” formerly known as the Unitranche Fund) to Ares Capital for $165 million in cash. At September 30, 2009, the SL Fund held “unitranche loans” totaling approximately $921 million. In addition, from September 30, 2009 through November 2, 2009, we have collected additional cash proceeds totaling approximately $30 million and have identified approximately $200 million of assets for potential future sale. We have also paid down an additional $94 million of private debt since September 30, 2009 and have cash and money market and other securities of $273 million as of November 2, 2009.

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

  Valuation of Portfolio Investments.  We, as a BDC, have invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. Our investments may be subject to certain restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the Investment Company Act of 1940 and ASC Topic 820, which includes the codification of FASB Statement No. 157, Fair Value Measurementsand related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest and that fair value for our investments must typically be determined using unobservable inputs. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

We adopted the standards in ASC Topic 820 on a prospective basis in the first quarter of 2008. These standards require us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the standards, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

We have determined that for our buyout investments, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (M&A) market as the principal market, generally through a sale or recapitalization of the portfolio company. We believe that the in-use premise of value (as defined in ASC Topic 820), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we use the enterprise value methodology to determine the fair value of these investments. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. We allocate the enterprise value to these securities in order of the legal priority of the securities.

While we typically exit our securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where we do not have control or the ability to gain control through an option or warrant security, we cannot typically control the exit of our investment into our principal market (the M&A market). As a result, in accordance with ASC Topic 820, we are required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. We continue to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of our equity investment in these portfolio companies. The determined equity values are generally discounted when we have a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, we perform a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires us to estimate the expected repayment date of the instrument and a market participant’s required yield. Our estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as our loans historically have been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, we will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that we use to estimate the fair value of our loans and debt securities using a yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, we may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

We record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and record unrealized appreciation when we determine that the fair value is greater than its cost basis. Because of the inherent uncertainty of valuation, the values determined at the measurement date may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the values determined at the measurement date. In accordance with ASC Topic 820 (discussed below), we do not consider a transaction price that is associated with a transaction that is not orderly to be indicative of fair value or market participant risk premiums, and accordingly would place little, if any, weight on transactions that are not orderly in determining fair value. When considering recent potential or completed transactions, we use judgment in determining if such offers or transactions were pursuant to an orderly process for purposes of determining how much weight is placed on these data points in accordance with the applicable guidelines in ASC Topic 820.

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

Federal and State Income Taxes and Excise Tax.  We have complied with the requirements of the Internal Revenue Code that are applicable to regulated investment companies (RIC) and real estate investment trusts (REIT). We and any of our subsidiaries that qualify as a RIC or a REIT intend to distribute or retain through a deemed distribution all of our annual taxable income to shareholders; therefore, we have made no provision for income taxes exclusive of excise taxes for these entities.

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

Recent Accounting Pronouncements.  Fair Value Measurements.  In September 2006, the FASB issued Statement No. 157, which was primarily codified into ASC Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

We adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on our consolidated financial statements.

ASC Topic 820 also includes the codification of Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which was issued by the FASB in April 2009. These provisions provide guidance on how to determine the fair value of assets under ASC Topic 820 in the current economic environment and reemphasize that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. These provisions state that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums.

We adopted these provisions of ASC Topic 820 on a prospective basis beginning in the quarter ending March 31, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Subsequent Events (SFAS 165).  In May 2009, the FASB issued SFAS 165, which was primarily codified into ASC Topic 855, which establishes general standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

We adopted these provisions of Topic 855 in the quarter ended June 30, 2009. The adoption of these provisions did not have a material impact on our financial statements.

Accounting for Transfers of Financial Assets (SFAS 166). In June 2009, the FASB issued SFAS 166, which has not yet been codified. SFAS 166 changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The implementation of SFAS 166 did not have a material impact on our financial statements.

Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which will be codified into ASC Topic 810, Consolidation. In June 2009, the FASB issued SFAS 167, which amends the guidance on accounting for variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within that fiscal year. We have not completed the process of evaluating the impact of adopting this standard.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which was primarily codified into ASC Topic 105, was issued by the FASBin July 2009. This standard establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. This standard is effective for the period ending after September 15, 2009.

The implementation of this standard is not expected to have a material impact on our financial statements.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On June 23, 2004, we were notified by the SEC that they were conducting an informal investigation of us. The investigation related to the valuation of securities in our private finance portfolio and other matters. On June 20, 2007, we announced that we entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, we agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, we did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in our private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered us to continue to maintain certain of our current valuation-related controls. Specifically, during and following the two-year period of the order we have: (1) continued to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee our quarterly valuation processes; and (2) continued to employ third-party valuation consultants to assist in our quarterly valuation processes.

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

As of November 6, 2009, we are aware of a putative class action and shareholder derivative complaint as well as an additional shareholder derivative complaint filed against us, our Board of Directors and Ares Capital Corporation. Both complaints allege that our Board of Directors failed to discharge adequately its fiduciary duties to shareholders by failing to adequately value our shares and ensure that our shareholders received adequate consideration in a proposed sale of Allied Capital to Ares Capital Corporation, that the proposed merger between us and Ares Capital is the product of a flawed sales process, that our directors and officers breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied’s shares, and that Ares Capital aided and abetted the alleged breach of fiduciary duty. The plaintiffs demand, among other things, a preliminary and permanent injunction enjoining the sale and rescinding the transaction or any part thereof that has been implemented. We believe that each of the lawsuits is without merit, and we intend to defend each of these lawsuits vigorously.

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

Risks Related to Liquidity

Our use of leverage magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.  Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. In the case of the holders of our privately issued secured notes and the lenders under our secured bank credit facility, these claims are secured by a substantial portion of our assets. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our bank credit facility and private notes payable contain financial and operating covenants that restrict certain of our business activities, including our ability to declare dividends. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us.

At September 30, 2009, we had $1.6 billion of outstanding indebtedness bearing a weighted average annual interest cost of 10.7% and a debt to equity ratio of 1.33 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 6.12% as of September 30, 2009.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional debt and equity capital.  We will continue to need capital to fund growth in our investments. Under the 1940 Act, we are not permitted to issue indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. As of September 30, 2009, our asset coverage was 175%. There can be no assurance as to when we will be able to satisfy the asset coverage requirements of the 1940 Act, if at all, and our failure to do so would have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay dividends.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock at a price below the current net asset value per share of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than the price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If our common stock continues to trade at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Shares of BDCs, including shares of our common stock, have been trading at discounts to their net asset values. As of September 30, 2009, our net asset value per share was $6.70. The closing price of our shares on the NYSE at September 30, 2009 was $3.07. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

Our credit ratings may change and may not reflect all risks of an investment in the debt securities.  At September 30, 2009, our long-term debt carries a non-investment grade credit rating of B1 by Moody’s Investors Service, BB+ by Standard & Poor’s, and BB by FitchRatings. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. There can be no assurance that the long-term debt ratings will be maintained.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  Prior to our debt restructure, certain events of default occurred under our bank credit facility and our private notes. These events of default provided the respective lenders the right to declare immediately due and payable unpaid amounts approximating $1.1 billion at June 30, 2009. Had the lenders accelerated these obligations, we would not have had available cash resources to satisfy all of the obligations under the bank credit facility and the private notes. These factors raised substantial doubt about our ability to continue as a going concern. In its audit report on our financial statements for our fiscal year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph indicating that our consolidated financial statements were prepared assuming that we will continue as a going concern.

Risks Related to the Merger Agreement

On October 26, 2009, we entered into an Agreement and Plan of Merger with Ares Capital Corporation. The merger is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the merger not being completed, which may result in material adverse consequences to our business and operations.  The merger is subject to closing conditions, including the approval of our stockholders that, if not satisfied, will prevent the merger from being completed. The closing condition that our stockholders adopt the merger agreement may not be waived under applicable law and must be satisfied for the merger to be completed. If our stockholders do not adopt the merger agreement and the merger is not completed, the resulting failure of the merger could have a material adverse impact on our business and operations. In addition, due to the interim operating covenants in the merger agreement, we may not be able to refinance our private notes by January 31, 2010 and may therefore not have the opportunity to apply the $50 million restructuring fee to the repayment of the private notes.

Under certain circumstances, we are obligated to pay a termination fee or other amounts upon termination of the merger agreement.  The merger agreement with Ares Capital Corporation contains certain termination rights for Allied Capital and Ares Capital and provides that, in connection with the termination of the merger agreement under specified circumstances, Allied Capital may be required to pay Ares Capital a termination fee of $30 million ($15 million if Allied Capital stockholders do not approve the merger) and Ares Capital may be required to pay Allied Capital a termination fee of $30 million. There can be no assurance that the merger will be completed, and the obligation to make that payment may adversely affect our ability to engage in another transaction in the event the merger is not completed and may have an adverse impact on our financial condition.

The merger agreement severely limits our ability to pursue alternatives to the merger.  The merger agreement contains “no shop” and other provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Allied Capital. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger. We can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Ares Capital to revise its offer) and the payment of a $30 million termination fee, we may terminate the merger agreement and enter into an agreement with a third party who makes a superior proposal.

Risks Related to Current Economic and Market Conditions

We are currently in a period of capital markets disruption and severe recession and we do not expect these conditions to improve in the near future. These market conditions have materially and adversely affected the debt and equity capital markets in the United States, which has had and could continue to have a negative impact on our business and operations.  The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below our net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital has and may continue to significantly limit our investment originations, limited our ability to grow and negatively impacted our operating results.

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

Risks Related to Asset Values

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.  As a BDC, we are required to carry our investments at market value or, if no market value is readily available, at fair value as determined in good faith by our Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. Conditions in the debt and equity markets may continue to deteriorate and pricing levels may continue to decline. As a result, we have incurred and, depending on market conditions, we may incur further unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At September 30, 2009, portfolio investments recorded at fair value were 88% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. Current economic and capital markets conditions in the U.S. have severely reduced capital availability, senior lending activity and middle market merger and acquisition activity. The absence of an active senior lending environment and the slowdown or stalling in middle market merger and acquisition activity has slowed the amount of private equity investment activity generally. As a result, our investment activity has also significantly slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and could negatively affect the amount of gains or losses upon exit.

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

We may be unable to fund our commitments to our portfolio companies as they become due, which may have a material adverse effect on our business.  We have outstanding investment commitments that at September 30, 2009 totaled $543.9 million. Our asset coverage is less than the 200% required by the 1940 Act for us to issue new debt. As a result, we are currently unable to borrow additional money to fund these commitments. In addition, because our common stock trades at a price that is less than our net asset value per share, we may not be able to raise funds through additional equity offerings in order to fund these commitments. To the extent we are unable to fund these commitments, it could have a material adverse effect on our portfolio companies, and as a result, have a material adverse effect on our results of operations.

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

At September 30, 2009, our investment in Ciena Capital LLC (Ciena) totaled $547.6 million at cost and $102.2 million at value, after the effect of unrealized depreciation of $445.3 million. Other assets includes additional amounts receivable from or related to Ciena totaling $112.7 million, which have a value of $2.0 million at

September 30, 2009. During the three months ended September 30, 2009, we funded the remaining $46.0 million of standby letters of credit issued in connection with term securitization transactions completed by Ciena. In addition, we have issued a performance guarantee in connection with Ciena’s non-recourse warehouse facility. On September 30, 2008, Ciena voluntarily filed for bankruptcy.

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

Risks Related to Our Ability to Pay Dividends to Our Shareholders

There is a risk that our common stockholders may not receive dividends or distributions.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or at all. In addition, due to the asset coverage test applicable to us as a business development company, we may be precluded from making distributions. Also, certain of our credit facilities limit our ability to declare dividends if we default under certain provisions. As of September 30, 2009 we had an asset coverage of 175%. Therefore, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

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

Risks Related to Changes in Interest Rates

Changes in interest rates may affect our cost of capital and net investment income.  Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. In addition, defaults under our borrowing arrangements may result in higher interest costs during the continuance of an event of default. In August 2009, we completed a comprehensive restructuring of our bank facility and our private notes, which significantly increased our cost of capital. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended September 30, 2009 and 2008.

Issuer Purchases of Equity Securities

We did not purchase shares of our equity securities during the three months ended September 30, 2009. During the three months ended September 30, 2008, we purchased a total of 250,198 shares by a plan agent for shareholders pursuant to our dividend reinvestment plan at an aggregate cost of $3.6 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.  Exhibits

(a) List of Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Allied Capital’s Form 10-K on March 2, 2009).
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006. (Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).

Exhibit
Number	Description

4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007. (Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.2(a)	First Amendment to Credit Agreement, dated December 30, 2008. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on December 31, 2008).
10.2	Amended and Restated Credit Agreement, dated as of August 28, 2009, by and among Allied Capital Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.17	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.17(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated January 20, 2006. (Incorporated by reference to Exhibit 10.17(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.17(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan II, dated December 14, 2007. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.18	The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 21, 2005).
10.18(a)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated January 20, 2006. (Incorporated by reference to Exhibit 10.18(a) filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

10.18(b)	Amendment to The 2005 Allied Capital Corporation Non-Qualified Deferred Compensation Plan, dated December 14, 2007. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on December 19, 2007).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).
10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008. (Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.20(i)	Amendment to Allied Capital Corporation 401(k) Plan. (Incorporated by reference to Exhibit 10.20(i) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.21(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.21(c)	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(c) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).

Exhibit
Number	Description

10.23(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.23(c)	Third Amendment to Employment Agreement, dated May 5, 2009, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(c) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.24	Employment Agreement, dated May 5, 2009, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
10.34	Retention Agreement dated May 13, 2009, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 19, 2009).
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.40	Real Estate Securities Purchase Agreement. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)

Exhibit
Number	Description

10.41	Platform Assets Purchase Agreement. (Incorporated by reference to Exhibit 2.2 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.42	Transition Services Agreement. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 4, 2005.)
10.43	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.43(a)	Second Omnibus Amendment to the Note Agreements, dated as of December 30, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K December 31, 2008).
10.44	Custodian Agreement, dated as of April 3, 2009 by and between Allied Capital Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.44 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.45	Amended, Restated and Consolidated Note Agreement, dated as of August 28, 2009, among Allied Capital Corporation and certain noteholders party thereto. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.46	Pledge, Assignment, and Security Agreement, dated as of August 28, 2009, among Allied Capital Corporation, certain of its Consolidated Subsidiaries and U.S. Bank National Association, as Collateral Agent for the Secured Parties. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.47	Contribution Agreement, dated as of August 28, 2009, by and among Allied Capital Corporation, A.C. Corporation and certain of its Consolidated Subsidiaries. (Incorporated by reference to Exhibit 10.4 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.48	Continuing Guaranty Agreement, dated as of August 28, 2009, by certain consolidated subsidiaries of Allied Capital Corporation in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.49	Continuing Guaranty Agreement, dated as of August 28, 2009, by Allied Asset Holdings LLC in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.6 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.50	Agreement and Plan of Merger. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K on October 30, 2009).
10.51*	Form of Custody Agreement with PNC Bank, National Association.
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
15*	Letter regarding unaudited interim financial information.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware
	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
31.1*	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit
Number	Description

32.4*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALLIED CAPITAL CORPORATION
(Registrant)

Dated: November 6, 2009	/s/ William L. Walton William L. Walton Chairman of the Board

/s/ John M. Scheurer John M. Scheurer Chief Executive Officer and President

/s/ Penni F. Roll Penni F. Roll Chief Financial Officer

/s/ John C. Wellons John C. Wellons Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.51	From of Custody Agreement with PNC Bank, National Association.
15	Letter regarding Unaudited Interim Financial Information.
31.1	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.